Form 10-Q
period 2016-06-30
Intellia Therapeutics, Inc.
filed 2016-08-04
CIK 1652130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-37766

INTELLIA THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	36-4785571
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

130 Brookline Street, Suite 201, Cambridge, Massachusetts	02139
(Address of principal executive offices)	(Zip code)

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

The number of shares outstanding of the registrant’s common stock as of August 2, 2016: 35,995,074 shares.

PART I - FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

INTELLIA THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Amounts in thousands except share and per share data)

	June 30,	December 31,
	2016	2015
ASSETS
Current Assets:
Cash and cash equivalents	$300,687	$75,816
Accounts receivable	1,000	1,000
Prepaid expenses and other current assets	1,217	810

Total current assets	302,904	77,626
Property and equipment, net	4,421	2,708
Other assets	3,299	1,805

Total Assets	$310,624	$82,139

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$1,042	$1,360
Accrued expenses	4,288	2,788
Current portion of deferred revenue	16,287	6,547

Total current liabilities	21,617	10,695
Deferred revenue, net of current portion	65,042	3,765
Other long-term liabilities	363	323
Commitments and contingencies (Note 6)
Convertible preferred stock (Series B, Series A-2, Series A-1, Junior and Founder), $0.0001 par value; 5,000,000 shares and 36,500,000 shares authorized, respectively; 0 shares and 36,316,628 shares issued and outstanding, respectively	—	88,557
Stockholders’ Equity (Deficit):
Common stock, $0.0001 par value; 120,000,000 shares and 50,000,000 shares authorized, respectively; 35,995,074 shares issued and outstanding and 2,558,755 shares issued and outstanding, respectively	4	—
Additional paid-in capital	259,123	735
Accumulated deficit	(35,525)	(21,936)

Total stockholders’ equity (deficit)	223,602	(21,201)

Total Liabilities and Stockholders’ Equity (Deficit)	$310,624	$82,139

See notes to consolidated financial statements.

INTELLIA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Amounts in thousands except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Collaboration revenue	$4,206	$1,377	$5,983	$2,663
Operating expenses:
Research and development	7,423	1,966	12,648	3,337
General and administrative	3,729	2,833	6,975	3,943

Total operating expenses	11,152	4,799	19,623	7,280
Operating loss	(6,946)	(3,422)	(13,640)	(4,617)
Interest income	46	—	51	—

Loss before income taxes	(6,900)	(3,422)	(13,589)	(4,617)
Income tax benefit	—	382	—	484

Net loss	$(6,900)	$(3,040)	$(13,589)	$(4,133)

Net loss per common unit, basic and diluted	$—	$(2.37)	$—	$(3.22)
Net loss per share attributable to common stockholders, basic and diluted	$(0.36)	$—	$(1.37)	$—
Weighted average common units outstanding, basic and diluted	—	1,284	—	1,284
Weighted average shares outstanding, basic and diluted	19,121	—	9,899	—

See notes to consolidated financial statements.

INTELLIA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY (UNAUDITED)

(in thousands, except share data)

	Common		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ (Deficit) Equity	Convertible Preferred
	Shares	Amount				Shares	Amount
Balance at December 31, 2015	2,558,755	$—	$735	$(21,936)	$(21,201)	36,316,628	$88,557
Conversion of convertible preferred stock	23,481,956	3	88,554	—	88,557	(36,316,628)	(88,557)
Issuance of common stock, net of issuance costs of $3,316	9,955,554	1	167,189	—	167,190	—	—
Equity-based compensation	(1,191)	—	2,645	—	2,645	—	—
Net loss	—	—	—	(13,589)	(13,589)	—	—

Balance at June 30, 2016	35,995,074	$4	$259,123	$(35,525)	$223,602	—	$—

See notes to consolidated financial statements.

INTELLIA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in thousands)

	Six Months Ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,589)	$(4,133)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	434	100
Loss on disposal of property and equipment	2	—
Equity-based compensation	2,645	266
Benefit from intraperiod tax allocation	—	(484)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(407)	(237)
Accounts payable	(367)	1,197
Accrued expenses	1,053	504
Deferred revenue	71,017	9,694
Other assets	(2,699)	(31)
Other long-term liabilities	40	119

Net cash provided by operating activities	58,129	6,995

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,155)	(1,103)

Net cash used in investing activities	(2,155)	(1,103)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of Class A-2 preferred units	—	4,644
Payments to acquire in-process research and development	(400)	(600)
Payment of preferred unit and preferred stock issuance costs	(100)	(16)
Proceeds from common stock offering	170,507	—
Payment of common stock offering costs	(1,110)	—

Net cash provided by financing activities	168,897	4,028

Net increase in cash and cash equivalents	224,871	9,920
Cash and cash equivalents, beginning of period	75,816	9,845

Cash and cash equivalents, end of period	$300,687	$19,765

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Purchases of property and equipment unpaid at period end	213	185
Acquisition of in-process research and development unpaid at period end	200	1,100
Financing costs incurred but unpaid at period end	1,604	13

See notes to consolidated financial statements.

INTELLIA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Overview and Basis of Presentation

Intellia Therapeutics, Inc. (collectively referred to with its wholly-owned, controlled subsidiary, Intellia Securities Corp., as “Intellia” or the “Company”) is a genome editing company focused on developing potentially curative therapeutics utilizing a biological tool known as CRISPR/Cas9.

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

The unaudited consolidated financial statements include the accounts of Intellia Therapeutics, Inc. and its subsidiary. All intercompany transactions and balances of the subsidiary have been eliminated in consolidation. In the opinion of management, the information furnished reflects all adjustments, all of which are of a normal and recurring nature, necessary for a fair presentation of the results for the reported interim periods. The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. The six months ended June 30, 2016 and 2015 are referred to as the second quarter of 2016 and 2015, respectively. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year or any other interim period.

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

2.	Summary of Significant Accounting Policies

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes existing revenue recognition guidance. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The standard defines a five-step process to achieve this principle and will require companies to use more judgment and make more estimates than under the current guidance. The Company expects that these judgments and estimates will include identifying performance obligations in the customer contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. The FASB continues to address certain implementation issues and clarify certain core revenue recognition principles of ASU 2014-09. In July 2015, the FASB voted to delay the effective date of this standard such that ASU 2014-09, as amended, will be effective for the Company for annual and interim periods beginning after December 15, 2017. Early adoption of the standard is permitted for annual periods beginning after December 15, 2016. The Company is evaluating the impact that the adoption of these ASUs will have on its consolidated financial statements.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases. ASU 2016-02 amends ASC 840, Leases, by introducing a lessee model that requires balance sheet recognition of most leases. The Company is the lessee under certain leases that are accounted for as operating leases. The proposed changes would require that substantially all of the Company’s operating leases be recognized as assets and liabilities on the Company’s balance sheet. ASU 2016-02 will be effective for the Company for annual periods, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is evaluating the impact that the adoption of ASU 2016-02 will have on its consolidated financial statements but expects that all of its lease obligations will be capitalized upon adoption.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 amends ASC 718, Compensation – Stock Compensation, by simplifying certain aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, statutory tax withholding requirements and the classification in the statement of cash flows. ASU 2016-09 will be effective for the Company for annual periods, and interim periods within those annual periods, beginning after December 15, 2016. The Company is evaluating the impact that this ASU may have on its consolidated financial statements.

3.	Fair Value Measurements

The Company classifies fair value based measurements using a three-level hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows: Level 1, quoted market prices in active markets for identical assets or liabilities; Level 2, observable inputs other than quoted market prices included in Level 1, such as quoted market prices for markets that are not active or other inputs that are observable or can be corroborated by observable market data; and Level 3, unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities, including certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

The Company’s financial instruments as of June 30, 2016 and December 31, 2015 consisted primarily of cash and cash equivalents, accounts receivable and accounts payable. As of June 30, 2016 and December 31, 2015, the Company’s financial assets recognized at fair value consisted of the following:

	Fair Value as of June 30, 2016
	Total	Level 1	Level 2	Level 3
	(In thousands)
Cash equivalents	$270,051	$270,051	$—	$—

Total	$270,051	$270,051	$—	$—

	Fair Value as of December 31, 2015
	Total	Level 1	Level 2	Level 3
	(In thousands)
Cash equivalents	$30,000	$30,000	$—	$—

Total	$30,000	$30,000	$—	$—

4.	Accrued Expenses

Accrued expenses consisted of the following:

	June 30, 2016	December 31, 2015
	(In thousands)
Employee compensation and benefits	$1,181	$1,281
In-process research and development obligation	200	600
Research and development and professional expenses	2,907	907

Accrued expenses	$4,288	$2,788

In July 2014, the Company entered into agreements with Caribou Biosciences, Inc. (“Caribou”), under which the Company received a license for certain patents and limited research and development services from Caribou. The in-process research and development obligation represents the portion of the Company’s obligation under these agreements that is attributable to the license.

5.	Income Taxes

The Company did not record a federal or state income tax provision or benefit for the three or six months ended June 30, 2016 due to an expected loss before income taxes to be incurred for the year ended December 31, 2016, as well as the Company’s continued maintenance of a full valuation allowance against its net deferred tax assets.

During the six months ended June 30, 2015, the Company allocated $2.6 million from the total fixed amount of consideration under a collaboration agreement with Novartis Institutes for BioMedical Research, Inc. (“Novartis”) to the carrying value of Class A-1 and A-2 Preferred Units purchased by Novartis to record those units based on their fair value at the date of issuance. Refer to Note 7, Collaborations, for additional information regarding this difference in value. Intraperiod tax allocation rules require the allocation of the provision for income taxes between continuing operations and other categories of earnings, such as items credited directly to equity. In periods in which the Company has a year-to-date pre-tax loss from continuing operations and has pre-tax income in other categories of earnings, the Company must allocate the income tax provision to the other categories of earnings. The Company then records a related income tax benefit in continuing operations. As a result of this allocation of Novartis proceeds to equity, during the six months ended June 30, 2015, the Company recorded an income tax provision of $1.0 million within equity as well as a corresponding income tax benefit of $0.5 million within continuing operations and a $0.5 million accrual for intraperiod tax allocation on its balance sheet.

6.	Commitments and Contingencies

Commitments

In the first quarter of 2016, the Company entered into a ten-year agreement to lease office and laboratory space in Cambridge, Massachusetts under an operating lease agreement, with an option to terminate the lease at the end of the sixth year and an option to extend the term of the lease for an additional three years. Upon the execution of this lease, the Company provided a $2.2 million security deposit, which has been recorded in other assets on the consolidated balance sheet. Future minimum lease payments under this lease by year as of June 30, 2016 are as follows:

(In thousands)
Future minimum lease payments in year ending December 31:
2016	$3,402
2017	4,464
2018	4,598
2019	4,736
2020	4,878
Thereafter	9,786

Total future minimum lease payments	$31,864

7.	Collaborations

Novartis Institutes for BioMedical Research

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

The Company received an upfront technology access payment from Novartis of $10.0 million in January 2015 and is entitled to additional technology access fees of $20.0 million and quarterly research payments of $1.0 million, or up to $20.0 million in the aggregate, during the five-year research term. For each product under the collaboration, the Company may be eligible to receive (i) up to $30.3 million in development milestones, including for the filing of an investigational new drug application and for the dosing of the first patient in each of Phase IIa, Phase IIb and Phase III clinical trials, (ii) up to $50.0 million in regulatory milestones for the product’s first indication, including regulatory approvals in the United States (“U.S.”) and European Union (“EU”), (iii) up to $50.0 million in regulatory milestones for the product’s second indication, if any, including U.S. and EU regulatory approvals, (iv) royalties on net sales in the mid-single digits, and (v) net sales milestone payments of up to $100.0 million. The Company may also be eligible to receive payments for: (i) each additional HSC target selected by Novartis beyond its initial defined allocation, (ii) each in vivo target that Novartis selects and (iii) any exercise by Novartis of certain license options under the agreement. Additionally, at the inception of the arrangement, Novartis invested $9.0 million to purchase the Company’s Class A-1 and Class A-2 Preferred Units. The difference between the cash proceeds received from Novartis for the units and the $11.6 million estimated fair value of those units at the date of issuance was determined to be $2.6 million. Accordingly, $2.6 million of the upfront technology access payment was allocated to record the preferred units purchased by Novartis at fair value.

Collaboration Revenue

Through June 30, 2016, excluding amounts allocated to Novartis’ purchase of the Company’s Class A-1 and Class A-2 Preferred Units, the Company had recorded a total of $18.4 million in cash and accounts receivable under the Novartis agreement. Through June 30, 2016, the Company has recognized $9.7 million of collaboration revenue, including $1.9 million and $3.7 million in the three and six months ended June 30, 2016, respectively, and $1.4 million and $2.7 million in the three and six months ended June 30, 2015, respectively, in the consolidated statements of operations related to this agreement. As of June 30, 2016 and December 31, 2015, the Company had deferred revenue of $8.7 million and $10.3 million, respectively, related to this agreement.

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

Agreement Structure

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

Research activities under the collaboration will be governed by evaluation and research and development plans that will outline the parties’ responsibilities under, anticipated timelines of and budgets for, the various programs. The Company will assist Regeneron with the preliminary evaluation of liver targets, and Regeneron will be responsible for preclinical research and the conduct of clinical development, manufacturing and commercialization of products directed to each of its exclusive targets under the oversight of a joint steering committee. The Company may assist, as requested by Regeneron, with the later discovery and research of product candidates directed to any selected target. For each selected target, Regeneron is required to use commercially reasonable efforts to submit regulatory filings necessary to achieve initial investigational new drug (“IND”) acceptance for at least one product directed to each applicable target, and following IND acceptance for at least one product, to develop and commercialize such product.

In connection with this collaboration, Regeneron agreed to purchase $50.0 million of the Company’s common stock in a private placement concurrent with the Company’s IPO, and the Company received a nonrefundable upfront payment of $75.0 million. In addition, the Company is eligible to earn, on a per-licensed target basis, (i) up to $25.0 million in development milestones, including for the dosing of the first patient in each of Phase I, Phase II and Phase III clinical trials, (ii) up to $110.0 million in regulatory milestones, including for the acceptance of a regulatory filing in the U.S., and U.S. and ex-U.S. regulatory approvals, and (iii) up to $185.0 million in sales-based milestone payments. The Company is also eligible to earn royalties ranging from the high single digits to low teens, in each case, on a per-product basis, which royalties are potentially subject to various reductions and offsets and are further subject to the Company’s existing low single-digit royalty obligations under the Caribou license agreement.

The fixed portion of consideration under the collaboration arrangement was determined to be the $75.0 million nonrefundable upfront payment, for which there are no contingent terms. The significant deliverables of this multiple-element revenue arrangement were determined to be licenses to targets, the associated research activities and evaluation plans for these programs and the technology collaboration. The Company further determined that the licenses and associated research activities and evaluation plans did not have standalone value due to the specialized nature of the services to be provided by the Company; therefore, these deliverables are not separable, and, accordingly, the license and services are treated as a single unit of accounting. The Company additionally concluded that the technology collaboration has standalone value from the product development, as shared rights to technological advancements under the technology collaboration could be separately applied by Regeneron to other programs.

The Company allocated the $75.0 million in fixed consideration to the two units of accounting based on the estimated relative selling price of each deliverable. The Company estimated the selling price of each deliverable by taking into consideration internal estimates of research and development personnel needed to perform the research and development services, estimates of expected cash outflows to third parties for services and supplies, selling prices of comparable transactions and typical gross profit margins. As a result of this evaluation, the Company allocated $63.8 million to the licenses to targets and the associated research activities and evaluation plans and $11.2 million to the technology collaboration. The $63.8 million allocated to the licenses to targets and the associated research activities and evaluation plans for these programs is being recognized over the six-year performance period of the arrangement. The $11.2 million allocated to the technology collaboration is expected to be recognized over a period beginning at the inception of the technology collaboration through the end of the arrangement.

Collaboration Revenue

Through June 30, 2016, the Company received $75.0 million under the Regeneron agreement. The Company recognized $2.3 million of collaboration revenue in the three and six months ended June 30, 2016 in the consolidated statements of operations and, as of June 30, 2016, had deferred revenue of $72.7 million related to this agreement.

Agreement Termination Rights

The collaboration term ends in April 2022, except that Regeneron may make a one-time payment of $25.0 million to extend the term for an additional two-year period. The agreement will continue until the date when no royalty or other payment obligations are due, unless earlier terminated in accordance with the terms of the agreement. Regeneron’s royalty payment obligations expire on a country-by-country and product-by-product basis upon the later of (i) the expiration of the last valid claim of the royalty-bearing patents covering such product in such country, (ii) 12 years from the first commercial sale of such product in such country, or (iii) the expiration of regulatory exclusivity for such product. The Company may terminate the agreement on a target-by-target basis if Regeneron or any of its affiliates institutes a patent challenge against our CRISPR/Cas or certain other background patent rights. The Company may also terminate the agreement on a target-by-target basis if Regeneron does not proceed with the development of a product directed to a selected target within specified periods of time. Regeneron may terminate the agreement, without cause, upon 180 days written notice to the Company, either in its entirety or on a target-by-target basis, in which event, certain rights in the terminated targets and associated intellectual property revert to the Company, as described in the agreement. Following such termination, the Company may owe Regeneron royalties, in certain circumstances, up to mid-single digits on any terminated targets that we subsequently commercialize on a product-by-product basis for a period of 12 years after the first commercial sale of any such products. Either party may terminate the agreement either in its entirety or with respect to the technology collaboration or one or more of the targets selected by Regeneron, in the event of the other party’s uncured material breach.

8.	Equity-Based Compensation

Equity-based compensation expense is classified in the consolidated statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Research and development	$1,237	$76	$1,691	$132
General and administrative	596	75	954	134

Total	$1,833	$151	$2,645	$266

Restricted Stock

Restricted stock is valued at the fair value of the underlying security. Prior to the IPO, the Company valued these awards by taking into consideration its most recently available valuation performed by management and the board of directors, considering the most recently available third-party valuations of the Company’s securities as well as additional qualitative factors. In the periods subsequent to the IPO, the fair value was determined based on the quoted price of the Company’s common stock.

The following table summarizes the Company’s restricted stock activity, including converted Founder Stock, for the six months ended June 30, 2016:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested restricted stock as of January 1, 2016	2,227,276	$0.81
Vested	(461,508)	0.85
Forfeited	(1,191)	1.34

Unvested restricted stock as of June 30, 2016	1,764,577	$0.80

As of June 30, 2016, there was $7.6 million of unrecognized equity-based compensation expense related to restricted stock that is expected to vest. These costs are expected to be recognized over a weighted average remaining vesting period of 2.5 years.

Stock Options

The weighted-average grant date fair value of options, estimated as of the grant date using the Black-Scholes option pricing model, was $13.57 per option and $6.07 per option for those options granted during the three and six months ended June 30, 2016, respectively. There were no stock option awards granted in the six months ended June 30, 2015. Key assumptions used to apply this pricing model were as follows:

Six Months Ended June 30, 2016
Risk-free interest rate	1.3%
Expected life of options	6.0 years
Expected volatility of underlying stock	87.9%
Expected dividend yield	0.0%

The following is a summary of stock option activity for the six months ended June 30, 2016:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding at January 1, 2016	456,374	$6.04
Granted	2,478,325	8.29

Outstanding at June 30, 2016	2,934,699	$7.94	9.6	$46,615

Exercisable at June 30, 2016	257	$5.81	9.2	$4

As of June 30, 2016, there was $15.1 million of unrecognized compensation cost related to stock options that are expected to vest. These costs are expected to be recognized over a weighted average remaining vesting period of 3.6 years.

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

Basic and diluted loss per common unit was calculated as follows:

	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
	(In thousands except per unit data)
Net loss	$(3,040)	$(4,133)
Weighted average common units outstanding, basic and diluted	1,284	1,284

Net loss per common unit, basic and diluted	$(2.37)	$(3.22)

Basic and diluted loss per share attributable to common stockholders was calculated as follows:

	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
	(In thousands except per share data)
Net loss	$(6,900)	$(13,589)
Weighted average shares outstanding, basic and diluted	19,121	9,899

Net loss per share attributable to common stockholders, basic and diluted	$(0.36)	$(1.37)

In May 2016, the Company issued an additional 6,900,000 shares of common stock in connection with its IPO and 23,481,956 shares of common stock in connection with the automatic conversion of its convertible preferred stock upon the closing of the IPO. In addition, the Company issued a total of 3,055,554 shares of common stock in two separate, concurrent private placements upon the closing of the IPO. The issuance of these shares resulted in a significant increase in the Company’s weighted average shares outstanding and will impact the year-over-year comparability of the Company’s (loss) earnings per share calculations for the next twelve months.

The following common stock equivalents were excluded from the calculation of diluted loss per unit or share because their inclusion would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Preferred units	—	20,682	—	20,682
Unvested common units	—	1,014	—	1,014
Unvested incentive units	—	2,355	—	2,355
Unvested restricted stock	1,765	—	1,765	—
Stock options	2,935	—	2,935	—

	4,700	24,051	4,700	24,051

10.	Related Party Transactions

In July 2014, the Company issued Caribou Therapeutics Holdco, LLC, a wholly-owned subsidiary of Caribou Biosciences, Inc., or Caribou, 8,110,599 Junior Preferred Units. As a result of this and related transactions, Caribou owned 15.5% of the Company’s voting interests as of June 30, 2016.

The Company recognized research and development expense of $0.4 million during each of the three months ended June 30, 2016 and 2015 and $0.8 million during each of the six months ended June 30, 2016 and 2015, and, as of June 30, 2016 and December 31, 2015, had current obligations of $0.2 million and $0.6 million, respectively, related to license and service agreements entered into with Caribou. In addition, the Company recognized general and administrative expense of $0.3 million and $0.7 million during the three months ended June 30, 2016 and 2015, respectively, and $0.4 million and $1.0 million during the six months ended June 30, 2016 and 2015, respectively, related to the Company’s obligation to pay 30.0% of Caribou’s patent prosecution, filing and maintenance costs under its intellectual property license agreement with Caribou.

In connection with its entry into the collaboration and license agreement and related equity transactions with Novartis, the Company issued Novartis 4,761,905 Class A-1 Preferred Units and 2,666,666 Class A-2 Preferred Units. In August 2015, Novartis acquired 761,905 shares of the Company’s Series B Preferred Stock, and in May 2016, Novartis acquired 277,777 shares of the Company’s common stock in a private placement transaction concurrent with the Company’s initial public offering. As a result of these transactions, Novartis collectively owned 15.5% of the Company’s voting interests as of June 30, 2016. Refer to Note 7, Collaborations, for additional information regarding this collaboration agreement.

The Company recognized collaboration revenue of $1.9 million and $3.7 million in the three and six months ended June 30, 2016, respectively, and $1.4 million and $2.7 million in the three and six months ended June 30, 2015, respectively, in the consolidated statements of operations related to this agreement. As of June 30, 2016 and December 31, 2015, the Company had recorded accounts receivable of $1.0 million and deferred revenue of $8.7 million and $10.3 million, respectively, related to this collaboration.

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

Management Overview

Intellia Therapeutics, Inc. (“we,” “us,” “our,” “Intellia,” or the “Company”) is a leading genome editing company focused on the development of proprietary, potentially curative therapeutics utilizing a biological tool known as CRISPR/Cas9. We believe that the CRISPR/Cas9 technology has the potential to transform medicine by permanently editing disease-associated genes in the human body with a single treatment course. We intend to leverage our leading scientific expertise, clinical development experience and intellectual property position to unlock broad therapeutic applications of CRISPR/Cas9 gene editing and develop a potential new class of therapeutic products.

Our management’s discussion and analysis of our financial condition and results of operations are based upon our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q, which have been prepared by us in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim periods and with Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act. This discussion and analysis should be read in conjunction with these unaudited consolidated financial statements and the notes thereto as well as in conjunction with our Prospectus that forms a part of our Registration Statement on Form S-1 (File No. 333-210689), which was filed pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, or the Securities Act, with the Securities and Exchange Commission, or SEC, on May 5, 2016, which we refer to as the Prospectus. The three months ended June 30, 2016 and 2015 are referred to as the second quarter of 2016 and 2015, respectively. Unless the context indicates otherwise, all references herein to our company include our wholly-owned subsidiary, Intellia Securities Corp.

We commenced active operations in mid-2014, and our operations to date have been limited to organizing and staffing our company, business planning, raising capital, developing our technology, identifying potential product candidates, undertaking preclinical studies and evaluating a clinical path for our pipeline programs. To date, we have financed our operations primarily through our collaborations with Novartis Institutes for BioMedical Research, Inc., or Novartis, and Regeneron Pharmaceuticals, Inc., or Regeneron, our initial public offering and private placements of our common and preferred stock. All of our revenue to date has been collaboration revenue. Since our inception and through June 30, 2016, we have raised an aggregate of approximately $350.5 million to fund our operations, of which $95.0 million was through our collaboration agreements, $170.5 million was from our initial public offering and concurrent private placements and $85.0 million was from the sale of convertible preferred stock.

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

In December 2014, we entered into a strategic collaboration agreement with Novartis focused on the ex vivo development of new CRISPR/Cas9-based therapies using CAR T cells and HSCs.

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

We received an upfront technology access payment from Novartis of $10.0 million in January 2015 and are entitled to additional technology access fees of $20.0 million and quarterly research payments of $1.0 million, or up to $20.0 million in the aggregate, during the five-year research term. For each product under the collaboration, we may be eligible to receive (i) up to $30.3 million in development milestones, including for the filing of an investigational new drug application and for the dosing of the first patient in each of Phase IIa, Phase IIb and Phase III clinical trials, (ii)

up to $50.0 million in regulatory milestones for the product’s first indication, including regulatory approvals in the United States, or U.S., and European Union, or EU, (iii) up to $50.0 million in regulatory milestones for the product’s second indication, if any, including U.S. and EU regulatory approvals, (iv) royalties on net sales in the mid-single digits, and (v) net sales milestone payments of up to $100.0 million. We may also be eligible to receive payments for: (i) each additional HSC target selected by Novartis beyond its initial defined allocation, (ii) each in vivo target that Novartis selects and (iii) any exercise by Novartis of certain license options under the agreement. Additionally, at the inception of the arrangement, Novartis invested $9.0 million to purchase our class A-1 and class A-2 preferred units. The difference between the cash proceeds received from Novartis for the units and the $11.6 million estimated fair value of those units at the date of issuance was determined to be $2.6 million. Accordingly, $2.6 million of the upfront technology access payment was allocated to record the preferred units purchased by Novartis at fair value.

Collaboration Revenue

Through June 30, 2016, excluding amounts allocated to Novartis’ purchase of our class A preferred units, we had recorded a total of $18.4 million in cash and accounts receivable under the Novartis agreement. Through June 30, 2016, we have recognized $9.7 million of collaboration revenue, including $1.9 million and $3.7 million in the three and six months ended June 30, 2016, respectively, and $1.4 million and $2.7 million in the three and six months ended June 30, 2015, respectively, in the consolidated statements of operations related to this agreement. As of June 30, 2016 and December 31, 2015, we had deferred revenue of $8.7 million and $10.3 million, respectively, related to this agreement.

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

Research activities under the collaboration will be governed by evaluation and research and development plans that will outline the parties’ responsibilities under, anticipated timelines of and budgets for, the various programs. We will assist Regeneron with the preliminary evaluation of liver targets, and Regeneron will be responsible for preclinical research and the conduct of clinical development, manufacturing and commercialization of products directed to each of its exclusive targets under the oversight of the joint steering committee. We may assist, as requested by Regeneron, with the later discovery and research of product candidates directed to any selected target. For each selected target, Regeneron is required to use commercially reasonable efforts to submit regulatory filings necessary to achieve initial investigational new drug, or IND, acceptance for at least one product directed to each applicable target, and following IND acceptance for at least one product, to develop and commercialize such product.

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

Collaboration Revenue

Through June 30, 2016, we have received $75.0 million under the Regeneron agreement. We recognized $2.3 million of collaboration revenue in the three and six months ended June 30, 2016 in the consolidated statements of operations, and, as of June 30, 2016, we had deferred revenue of $72.7 million related to this agreement.

Results of Operations

Collaboration Revenue

The following is a comparison of collaboration revenue for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	Increase	2016	2015	Increase
	(In millions)
Collaboration revenue	$4.2	$1.4	$2.8	$6.0	$2.7	$3.3

Our revenue consists of collaboration revenue, including amounts recognized related to upfront technology access payments for licenses, technology access fees, research funding and milestone payments earned under our collaboration and license agreement with Novartis and amounts recognized related to upfront payments under our collaboration and license agreement with Regeneron.

During the three and six months ended June 30, 2016, collaboration revenue consisted of amounts recognized from deferred revenue related to upfront technology access payments for licenses, technology access fees and research funding under the Novartis collaboration as well as amounts recognized from deferred revenue related to an upfront payment received under the Regeneron collaboration. During the three and six months ended June 30, 2015, collaboration revenue consisted of amounts recognized from deferred revenue related to upfront technology access payments for licenses and technology access fees under the Novartis collaboration. The increase in collaboration revenue during the three and six months ended June 30, 2016 is related to the recognition of amounts related to research funding received from Novartis, where no such amounts had yet been received as of June 30, 2015 and the recognition of amounts under the Regeneron collaboration, which was entered into in April 2016.

Research and Development

The following is a comparison of research and development expenses for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	Increase	2016	2015	Increase
	(In millions)
Research and development	$7.4	$2.0	$5.4	$12.6	$3.3	$9.3

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

We recorded $7.4 million and $12.6 million in research and development expenses during the three and six months ended June 30, 2016, respectively, compared to $2.0 million and $3.3 million in the three and six months ended June 30, 2015, respectively. Research and development expenses in the three and six months ended June 30, 2015 consisted primarily of third-party research services under the Caribou services agreement and personnel-related costs for our internal research and development staff and related expenses, including salaries, benefits and equity-based compensation. Research and development expenses during the three and six months ended June 30, 2016 was primarily comprised of salaries and related costs for our research and development team, which grew from 18 research and development employees as of June 30, 2015 to 56 research and development employees as of June 30, 2016, and laboratory supplies and materials for internal use.

In the early phases of development, our research and development costs are often devoted to product platform and proof-of-concept studies that are not necessarily allocable to a specific target; therefore, as of June 30, 2016, we had not yet begun tracking our expenses on a program-by-program basis.

We expect research and development expenses to increase as we continue to grow our research and development team and continue to advance our research plans.

General and Administrative

The following is a comparison of general and administrative expenses for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	Increase	2016	2015	Increase
	(In millions)
General and administrative	$3.7	$2.8	$0.9	$7.0	$3.9	$3.1

General and administrative expenses consist primarily of salaries and benefits, including equity-based compensation, for our executive, finance, legal, business development and support functions. Other general and administrative expenses include allocated facility-related costs not otherwise included in research and development expenses, travel expenses and professional fees for auditing, tax and legal services, including intellectual property-related legal services, and other consulting fees and expenses.

For the three and six months ended June 30, 2016, our general and administrative expenses increased compared to the three and six months ended June 30, 2015, primarily related to increased salary and related headcount-based expenses, including equity-based compensation expense, as we grew from 11 general and administrative employees as of June 30, 2015 to 19 general and administrative employees as of June 30, 2016.

We expect general and administrative expenses to continue to increase as we grow our organization and incur additional costs associated with being a publicly traded company.

Interest Income

Interest income is income earned on our cash equivalents. The increase in interest income in the three and six months ended June 30, 2016, as compared to the three and six months ended June 30, 2015, is due to the inclusion of $270.1 million in interest-bearing money market accounts and U.S. treasury securities in the second quarter of 2016, as compared to no interest-bearing instruments in the first half of 2015.

Income Tax Expense

We did not recognize any benefit from income taxes during the three or six months ended June 30, 2016. During the six months ended June 30, 2015, we allocated $2.6 million from the total $30.0 million fixed amount of consideration under the collaboration agreement with Novartis to the carrying value of the Class A-1 and A-2 preferred units to record those units based on their fair value at the date of issuance. As a result of this allocation, during the six months ended June 30, 2015, we recorded an income tax provision of $1.0 million within members’ equity as well as a corresponding income tax benefit of $0.5 million within continuing operations and a $0.5 million accrual for intraperiod tax allocation on the balance sheet.

Liquidity and Capital Resources

Since our inception through June 30, 2016, we have raised an aggregate of $350.5 million to fund our operations, of which $95.0 million was through our collaboration agreements, $170.5 million was from our initial public offering and concurrent private placements and $85.0 million was from the sale of convertible preferred stock. As of June 30, 2016, we had $300.7 million in cash and cash equivalents.

In addition, we are entitled to receive technology access fees and research payments under our collaboration with Novartis and are also eligible to earn a significant amount of milestone payments and royalties, in each case, on a per-product basis under our collaboration with Novartis and on a per-target basis under our collaboration with Regeneron. Our ability to earn these milestones and the timing of achieving these milestones is dependent upon the outcome of our research and development activities and is uncertain at this time. Our rights to payments under our collaboration agreement are our only committed external source of funds.

Funding Requirements

Our primary uses of capital are, and we expect will continue to be, research and development services, compensation and related expenses, laboratory and related supplies, legal and other regulatory expenses, patent prosecution filing and maintenance costs for our licensed intellectual property and general overhead costs. We expect our expenses to increase compared to prior periods in connection with our ongoing activities, particularly as we continue research and development and preclinical activities and as we begin to occupy our new office and laboratory facility. In addition, we expect to incur additional costs associated with operating as a new public company.

Because our research programs are still in preclinical development and the outcome of these efforts is uncertain, we cannot estimate the actual amounts necessary to successfully complete the development and commercialization of any future product candidates or whether, or when, we may achieve profitability. Until such time, as we can generate substantial product revenues, if ever, we expect to finance our cash needs through a combination of equity or debt financings and collaboration arrangements. We are entitled to technology access fees and research payments under our collaboration with Novartis. Additionally, we are eligible to earn milestone payments and royalties, in each case, on a per-product basis under our collaboration with Novartis and on a per-target basis under our collaboration with Regeneron. Except for these sources of funding, we will not have any committed external source of liquidity. To the extent that we raise additional capital through the future sale of equity or debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing stockholders. If we raise additional funds through collaboration arrangements in the future, we may have to relinquish valuable rights to our technologies, future revenue streams or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Outlook

Based on our research and development plans and our timing expectations related to the progress of our programs, we expect that our cash and cash equivalents as of June 30, 2016 as well as technology access and research funding that we expect to receive from Novartis will enable us to fund our operating expenses and capital expenditures until at least mid-2019, without giving effect to any potential milestone payments or extension fees we may receive under our collaboration agreements with Novartis and Regeneron. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect.

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

Cash Flows

The following is a summary of cash flows for the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30,
	2016	2015
	(In millions)
Net cash provided by operating activities	$58.1	$7.0
Net cash used in investing activities	(2.2)	(1.1)
Net cash provided by financing activities	168.9	4.0

Net cash provided by operating activities

Net cash provided by operating activities of $58.1 million during the six months ended June 30, 2016 primarily reflects the receipt of a $75.0 million upfront payment under our collaboration with Regeneron, partially offset by spend in our research and development and general and administrative activities as well as the payment of a $2.2 million security deposit for the Company’s new office and laboratory space in Cambridge, Massachusetts. Net cash provided by operating activities of $7.0 million during the six months ended June 30, 2015 reflects the collection of $15.0 million in technology access payments under the Novartis collaboration, net of $2.6 million of such payment which was allocated to the recording of preferred units acquired by Novartis, partially offset by cash used in in our research and development and general and administrative activities during the six months ended June 30, 2015.

Net cash used in investing activities

Net cash used in investing activities during the six months ended June 30, 2016 and 2015 relate solely to purchases of property and equipment as the Company built out its office and laboratory facilities.

Net cash provided by financing activities

Net cash provided by financing activities of $168.9 million during the six months ended June 30, 2016 includes $170.5 million in proceeds from our initial public offering and concurrent private placements, partially offset by the payment of offering costs and amounts paid that were allocated to the value of the intellectual property licensed from Caribou. Net cash provided by financing activities of $4.0 million during the six months ended June 30, 2015 primarily reflects net cash received from the sale of preferred securities to Atlas Venture Fund IX for net proceeds of $2.0 million and $2.6 million in consideration from Novartis allocated to their purchase of preferred securities from us, partially offset by amounts paid that were allocated to the value of the intellectual property licensed from Caribou.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes existing revenue recognition guidance. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The standard defines a five-step process to achieve this principle and will require companies to use more judgment and make more estimates than under the current guidance. We expect that these judgments and estimates will include identifying performance obligations in the customer contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. The FASB continues to address certain implementation issues and clarify certain core revenue recognition principles of ASU 2014-09. In July 2015, the FASB voted to delay the effective date of this standard such that ASU 2014-09, as amended by ASU 2016-10, will be effective for us for annual and interim periods beginning after December 15, 2017. Early adoption of the standard is permitted for annual periods beginning after December 15, 2016. We are evaluating the impact that the adoption of these ASUs will have on our consolidated financial statements.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases. ASU 2016-02 amends ASC 840, Leases, by introducing a lessee model that requires balance sheet recognition of most leases. We are the lessee under certain leases that are accounted for as operating leases. The proposed changes would require that substantially all of our operating leases be recognized as assets and liabilities on our balance sheet. ASU 2016-02 will be effective for us for annual periods, and interim periods within those fiscal years, beginning after December 15, 2018. We are evaluating the impact that the adoption of ASU 2016-02 will have on our consolidated financial statements but expect that all of our lease obligations will be capitalized upon adoption.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 amends ASC 718, Compensation – Stock Compensation, by simplifying certain aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, statutory tax withholding requirements and the classification in the statement of cash flows. ASU 2016-09 will be effective for us for annual periods, and interim periods within those annual periods, beginning after December 15, 2016. We are evaluating the impact that this ASU may have on our consolidated financial statements.

Contractual Obligations

In January 2016, we entered into a ten-year agreement to lease office and laboratory space in Cambridge, Massachusetts under an operating lease agreement, with an option to terminate the lease at the end of the sixth year and an option to extend the term of the lease for an additional three years. Future minimum lease payments under this lease are as follows:

	Payments Due by Period
	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
	(In thousands)
Property lease	31,864	5,623	9,197	9,757	7,287

There were no other material changes to our contractual obligations during the six months ended June 30, 2016. For a complete discussion of our contractual obligations, please refer to our Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Prospectus.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements as defined under the rules and regulations of the Securities and Exchange Commission.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The market risk inherent in our financial instruments and in our financial position consists of the potential loss arising from adverse changes in interest rates. As of June 30, 2016, we had cash equivalents of $270.1 million consisting of interest-bearing money market accounts and U.S. treasury securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and the low risk profile of our investments, an immediate 100 basis point change in interest rates at levels as of June 30, 2016 would not have a material effect on the fair market value of our cash equivalents.

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

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2016.

Changes in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We are focused on developing potentially curative medicines utilizing the CRISPR/Cas9 gene editing technology. Although there have been significant advances in the field of gene therapy, which typically involves introducing a copy of a gene into a patient’s cell, and gene editing in recent years, CRISPR-based gene editing technologies are new and largely unproven. The CRISPR/Cas9 technologies that we have licensed and that we intend to develop have not yet been clinically tested by us, nor are we aware of any clinical trials for safety or efficacy having been completed by third parties involving these technologies. The scientific evidence to support the feasibility of developing products based on these technologies is both preliminary and limited. Successful development of products by us will require solving a number of issues, including safely delivering a therapeutic into target cells within the human body or in an ex vivo setting, optimizing the efficiency and specificity of such products, and ensuring the therapeutic selectivity of such products. There can be no assurance we will be successful in solving any or all of these issues.

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

To date, neither we nor any other company has received regulatory approval in the U.S. or EU to commence human clinical trials or to market therapeutics utilizing CRISPR/Cas9. The regulatory pathway for therapeutics such as those we are developing is unclear and the FDA and other regulatory authorities have not yet provided written guidance regarding preclinical or clinical studies or regulatory approval pathways for gene editing therapeutics.

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

Gene therapy in general, and gene editing in particular, remain novel technologies, with no gene therapy product approved to date in the United States and only one gene therapy product approved to date in the EU. Public perception may be influenced by claims that gene therapy or gene editing, including through the use of CRISPR/Cas9, is unsafe or unethical, and gene therapy or gene editing may not gain the acceptance of the public or the medical community. In particular, our success will depend upon physicians who specialize in the treatment of diseases targeted by our product candidates prescribing treatments that involve the use of our product candidates in lieu of, or in addition to, existing treatments with which they are more familiar and for which greater clinical data may be available. In addition, responses by the U.S., state or foreign governments to negative public perception or ethical concerns may result in new legislation or regulations that could limit our ability to develop or commercialize any product candidates, obtain or maintain regulatory approval or otherwise achieve profitability. More restrictive statutory regimes, government regulations or negative public opinion would have an adverse effect on our business, financial condition, results of operations and prospects and may delay or impair the development and commercialization of our product candidates or demand for any products we may develop. For example, earlier gene therapy trials led to several well-publicized adverse events, including cases of leukemia and death, and the FDA recently initiated a clinical hold on a CAR T cell therapy clinical trial due to patient deaths. Serious adverse events in our clinical trials, or other clinical trials involving gene therapy or gene editing products or our competitors’ products, even if not ultimately attributable to the relevant product candidates, and the resulting publicity could result in increased government regulation, unfavorable public perception, potential regulatory delays in the testing or approval of our product candidates, stricter labeling requirements for those product candidates that are approved and a decrease in demand for any such product candidate.

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

We have no products approved for commercial sale, have not generated any revenue from product sales, and do not anticipate generating any revenue from product sales until some time after we have received regulatory approval for the commercial sale of a product candidate that we discover. Our ability to generate revenue and achieve and retain profitability depends significantly on our success in many factors, including:

•	selecting commercially viable product candidates and effective delivery methods;

•	completing research and nonclinical and clinical development of product candidates;

•	obtaining regulatory approvals and marketing authorizations for product candidates for which we complete clinical trials;

•	developing a sustainable and scalable manufacturing process for product candidates, including establishing and maintaining commercially viable supply relationships with third parties and potentially establishing our own manufacturing capabilities and infrastructure;

•	launching and commercializing product candidates for which we obtain regulatory approvals and marketing authorizations, either directly or with a collaborator or distributor;

•	accurately assessing the size and addressability of potential patient populations;

•	obtaining market acceptance of our product candidates as viable treatment options;

•	addressing any competing technological and market developments;

•	negotiating favorable terms in any collaboration, licensing or other arrangements into which we may enter;

•	maintaining good relationships with our collaborators and licensors;

•	maintaining, protecting and expanding our portfolio of intellectual property rights, including patents, trade secrets and know-how; and

•	attracting, hiring and retaining qualified personnel.

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

To become and remain profitable, we must discover, develop and eventually commercialize product candidates with significant market potential, which will require us to be successful in a range of challenging activities. These activities can include completing preclinical studies and clinical trials of product candidates, obtaining marketing approval for product candidates, manufacturing, marketing and selling products that are approved and satisfying any post-marketing requirements. Even if we are successful in selecting and developing any product candidates, in order to compete successfully we may need to be first-to-

market or demonstrate that our CRISPR/Cas9-based products are superior to therapies based on different treatment methods. If we are not first-to-market or are unable to demonstrate such superiority, any products for which we are able to obtain approval may not be successful. Furthermore in certain jurisdictions, if a competitor has orphan drug status for a product and if our product candidate is determined to be contained within the scope of a competitor’s orphan drug exclusivity, then approval of our product for that indication or disease could potentially be blocked, for example, for up to seven years in the United States.

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

We are not profitable and have incurred losses in each period since our inception. Our net loss was $13.6 million for the six months ended June 30, 2016. As of June 30, 2016, we had an accumulated deficit of $35.5 million. We expect these losses to increase as we continue to incur significant research and development and other expenses related to our ongoing operations, seek regulatory approvals for our future product candidates, scale-up manufacturing capabilities, maintain, expand and protect our intellectual property portfolio and hire additional personnel to support the development of our product candidates and to enhance our operational, financial and information management systems.

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

In December 2014, we entered into a collaboration agreement with Novartis regarding the discovery of new CRISPR/Cas9-based therapies principally using CAR T cells and HSCs. Under the Novartis collaboration agreement, we received an upfront commitment to advance multiple programs. Pursuant to the Novartis agreement, we granted Novartis exclusive rights to further develop any products arising out of the CAR T cell program. Regarding HSCs, we plan to jointly advance multiple programs with Novartis and have agreed to a process for assigning development and ownership rights, which will enable us to develop our own proprietary HSC pipeline.

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

Unfavorable global economic conditions or political developments could adversely affect our business, financial condition or results of operations.

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. For example, recent global financial crises caused extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn, or additional global financial crises, could result in a variety of risks to our business, including weakened demand for our products, if approved, or our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate, further political developments and financial market conditions could adversely impact our business.

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

Third parties asserting their patent rights against us may seek and obtain injunctive or other equitable relief, which could effectively block our ability to further develop and commercialize our product candidates. For example, the Broad Institute, Inc., or the Broad Institute, the Massachusetts Institute of Technology, or MIT, and the President and Fellows of Harvard

College, or Harvard, own a patent portfolio, collectively, the Broad Institute patent family, including issued patents in the U.S. and Europe, that purports to cover certain aspects of the CRISPR/Cas9 gene editing platform for use on gene sequences from eukaryotic cells, including human cells. An interference proceeding has been declared in the USPTO between certain U.S. patents and one application of the Broad Institute patent family and one UC/Vienna and Dr. Charpentier patent application we license through Caribou, which means that the USPTO will determine whether the contested inventions belong either to UC/Vienna and Dr. Charpentier or to the Broad Institute. While the UC/Vienna/Charpentier group has been named the senior party in the interference, meaning that they are presumed to be the earlier inventor, it is possible that the Broad Institute patent family will be upheld by the USPTO and could be asserted against us during development or commercialization of one of our CRISPR/Cas9-based products. Defense of these claims, regardless of their merit, would involve substantial litigation expense, would be a substantial diversion of management and other employee resources from our business and may impact our reputation. In the event of a successful claim of infringement against us, we may have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, obtain one or more licenses from third parties, pay royalties or redesign our infringing products, which may be impossible or require substantial time and monetary expenditure. In that event, we would be unable to further develop and commercialize our product candidates, which could harm our business significantly.

If we are found to infringe a third party’s intellectual property rights, we could be required to obtain a license from such third party to continue developing and marketing our products and technology. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. We could be forced, including by court order, to cease commercializing, manufacturing or importing the infringing technology or product. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees if we are found to have willfully infringed a patent. A finding of infringement could prevent us from commercializing our product candidates, force us to redesign our infringing products or force us to cease some or all of our business operations, any of which could materially harm our business and, with respect to the matter involving the Broad Institute patent family mentioned above, could prevent us from further developing and commercializing our proposed future product candidates thereby causing us significant harm. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business.

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

Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. Following the May 2016 closing of our initial public offering and concurrent private placements, we have outstanding 35,995,074 shares of common stock, of which 29,095,074 shares are subject to restrictions on transfer under 180-day lock-up arrangements with the underwriters of our initial public offering. These restrictions are due to expire on November 1, 2016, resulting in the majority of these shares becoming eligible for public sale on November 2, 2016 if they are registered under the Securities Act or if they qualify for an exemption from registration under the Securities Act including under Rules 144 or 701.

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

During the period between January 1, 2016 and May 5, 2016, we issued to certain of our employees, directors and consultants options to purchase an aggregate of 2,470,150 shares of our common stock at a weighted average exercise price of $8.29 per share. We deemed these issuances to be exempt from registration under the Securities Act either in reliance on Rule 701 of the Securities Act as sales and offers under compensatory benefit plans and contracts relating to compensation in compliance with Rule 701, or in reliance on Section 4(a)(2), as transaction by an issuer not involving a public offering.

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

The estimated net proceeds to us, after deducting underwriting discounts of $8.7 million and estimated offering expenses of $3.3 million, were approximately $112.2 million. No offering expenses were paid directly or indirectly to any of our directors or officers, or their associates, or persons owning 10.0% or more of any class of our equity securities or to any other affiliates.

As of June 30, 2016, we have used approximately $6.5 million of the net offering proceeds primarily to advance the research and development of our product candidates for our sentinel indications, to progress additional in vivo and ex vivo pipeline product candidates, to further develop our delivery technologies and CRISPR/Cas9 gene editing platform and for working capital and general corporate purposes. We are holding a significant portion of the balance of the net proceeds from the offering in interest-bearing money market accounts and U.S. treasury securities. There has been no material change in our planned use of the balance of the net proceeds from the offering described in the Prospectus.

Item 6. Exhibits

3.1	Second Amended and Restated Certificate of Incorporation of the Registrant (1)

3.2	Second Amended and Restated By-laws of the Registrant (1)

4.1	Form of Common Stock Certificate (1)

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (2)

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (2)

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, by Nessan Bermingham, Ph.D., President and Chief Executive Officer of the Company, and Sapna Srivastava, Ph.D., Chief Financial and Strategy Officer of the Company. (2)

101.INS	XBRL Instance Document.

101.SCH	XBRL Schema Document.

101.CAL	XBRL Calculation Linkbase Document.

101.LAB	XBRL Labels Linkbase Document.

101.PRE	XBRL Presentation Linkbase Document.

101.DEF	XBRL Definition Linkbase Document.

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-37766) filed with the Securities and Exchange Commission on May 17, 2016.
(2)	Filed with this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 4, 2016

INTELLIA THERAPEUTICS, INC.

By:	/s/ Nessan Bermingham
Nessan Bermingham, Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Sapna Srivastava
Sapna Srivastava, Ph.D.
Chief Financial and Strategy Officer
(Principal Financial Officer)