Form 10-Q
period 2016-09-30
Intellia Therapeutics, Inc.
filed 2016-11-01
CIK 1652130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock as of October 28, 2016: 35,995,331 shares.

PART I—FINANCIAL INFORMATION

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

INTELLIA THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Amounts in thousands except share and per share data)

	September 30, 2016	December 31, 2015
ASSETS
Current Assets:
Cash and cash equivalents	$290,618	$75,816
Accounts receivable	1,112	1,000
Prepaid expenses and other current assets	972	810

Total current assets	292,702	77,626

Property and equipment, net	5,492	2,708
Other assets	3,275	1,805

Total Assets	$301,469	$82,139

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$657	$1,360
Accrued expenses	4,810	2,788
Current portion of deferred revenue	17,166	6,547

Total current liabilities	22,633	10,695
Deferred revenue, net of current portion	60,406	3,765
Other long-term liabilities	306	323
Commitments and contingencies (Note 6)
Convertible preferred stock (Series B, Series A-2, Series A-1, Junior and Founder), $0.0001 par value; 5,000,000 shares and 36,500,000 shares authorized, respectively; 0 shares and 36,316,628 shares issued and outstanding, respectively	—	88,557
Stockholders’ Equity (Deficit):
Common stock, $0.0001 par value; 120,000,000 shares and 50,000,000 shares authorized, respectively; 35,995,074 shares issued and outstanding and 2,558,755 shares issued and outstanding, respectively	4	—
Additional paid-in capital	261,127	735
Accumulated deficit	(43,007)	(21,936)

Total stockholders’ equity (deficit)	218,124	(21,201)

Total Liabilities and Stockholders’ Equity (Deficit)	$301,469	$82,139

See notes to consolidated financial statements.

INTELLIA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Amounts in thousands except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Collaboration revenue	$4,869	$1,688	$10,852	$4,351

Operating expenses:
Research and development	7,861	3,458	20,509	6,795
General and administrative	4,705	1,531	11,680	5,474

Total operating expenses	12,566	4,989	32,189	12,269

Operating loss	(7,697)	(3,301)	(21,337)	(7,918)

Interest income	215	—	266	—

Loss before income taxes	(7,482)	(3,301)	(21,071)	(7,918)
Income tax benefit	—	282	—	766

Net loss	$(7,482)	$(3,019)	$(21,071)	$(7,152)

Net loss per share attributable to common stockholders, basic and diluted	$(0.22)	$(10.27)	$(1.16)	$(48.65)
Weighted average shares outstanding, basic and diluted	34,316	294	18,098	147

See notes to consolidated financial statements.

INTELLIA THERAPEUTICS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)

(Amounts in thousands except share data)

	Common		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)	Convertible Preferred
	Shares	Amount				Shares	Amount
Balance at December 31, 2015	2,558,755	$—	$735	$(21,936)	$(21,201)	36,316,628	$88,557
Conversion of convertible preferred stock	23,481,956	3	88,554	—	88,557	(36,316,628)	(88,557)
Issuance of common stock, net of issuance costs of $3,365	9,955,554	1	167,138	—	167,139	—	—
Equity-based compensation	(1,191)	—	4,700	—	4,700	—	—
Net loss	—	—	—	(21,071)	(21,071)	—	—

Balance at September 30, 2016	35,995,074	$4	$261,127	$(43,007)	$218,124	—	$—

See notes to consolidated financial statements.

INTELLIA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in thousands)

	Nine Months Ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(21,071)	$(7,152)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	699	196
Loss on disposal of property and equipment	2	7
Equity-based compensation	4,700	845
Benefit from intraperiod tax allocation	—	(766)
Changes in operating assets and liabilities:
Accounts receivable	(112)	—
Prepaid expenses and other current assets	(162)	(360)
Accounts payable	154	405
Accrued expenses	1,741	1,220
Deferred revenue	67,260	10,004
Other assets	(2,675)	(841)
Other long-term liabilities	(17)	170

Net cash provided by operating activities	50,519	3,728

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,760)	(1,705)

Net cash used in investing activities	(2,760)	(1,705)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of Class A-2 preferred units and Series B preferred stock	—	74,661
Payments to acquire in-process research and development	(600)	(900)
Payment of preferred unit and preferred stock issuance costs	(100)	(2,622)
Proceeds from common stock offering	170,507	—
Payment of common stock offering costs	(2,764)	(395)

Net cash provided by financing activities	167,043	70,744

Net increase in cash and cash equivalents	214,802	72,767
Cash and cash equivalents, beginning of period	75,816	9,845

Cash and cash equivalents, end of period	$290,618	$82,612

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Purchases of property and equipment unpaid at period end	$944	$144
Acquisition of in-process research and development unpaid at period end	—	800
Financing costs incurred but unpaid at period end	—	792

See notes to consolidated financial statements.

INTELLIA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Overview and Basis of Presentation

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

The unaudited consolidated financial statements include the accounts of Intellia Therapeutics, Inc. and its subsidiary. All intercompany transactions and balances of the subsidiary have been eliminated in consolidation. In the opinion of management, the information furnished reflects all adjustments, all of which are of a normal and recurring nature, necessary for a fair presentation of the results for the reported interim periods. The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. The three months ended September 30, 2016 and 2015 are referred to as the third quarter of 2016 and 2015, respectively. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year or any other interim period.

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

In April 2015, the FASB issued ASU No. 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. ASU 2015-05 amends ASC 350-40, Internal-Use Software, by providing customers with guidance on determining whether a cloud computing arrangement contains a software license that should be accounted for as internal-use software. ASU 2015-05 is effective for the Company for annual periods beginning after December 15, 2015 and interim periods within annual periods beginning after December 15, 2016. The Company does not expect this ASU to have a material impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases. ASU 2016-02 amends ASC 840, Leases, by introducing a lessee model that requires balance sheet recognition of most leases. The Company is the lessee under certain leases that are accounted for as operating leases. The proposed changes would require that substantially all of the Company’s operating leases be recognized as assets and liabilities on the Company’s balance sheet. ASU 2016-02 will be effective for the Company for annual periods, and interim periods within those years, beginning after December 15, 2018. The Company is evaluating the impact that the adoption of ASU 2016-02 will have on its consolidated financial statements but expects that all of its lease obligations will be capitalized upon adoption.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 amends ASC 718, Compensation—Stock Compensation, by simplifying certain aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, statutory tax withholding requirements and the classification in the statement of cash flows. ASU 2016-09 will be effective for the Company for annual periods, and interim periods within those annual periods, beginning after December 15, 2016. The Company is evaluating the impact that this ASU may have on its consolidated financial statements.

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

The Company’s financial instruments as of September 30, 2016 and December 31, 2015 consisted primarily of cash and cash equivalents, accounts receivable and accounts payable. As of September 30, 2016 and December 31, 2015, the Company’s financial assets recognized at fair value consisted of the following:

	Fair Value as of September 30, 2016
	Total	Level 1	Level 2	Level 3
	(In thousands)
Cash equivalents	$270,266	$270,266	$—	$—

Total	$270,266	$270,266	$—	$—

	Fair Value as of December 31, 2015
	Total	Level 1	Level 2	Level 3
	(In thousands)
Cash equivalents	$30,000	$30,000	$—	$—

Total	$30,000	$30,000	$—	$—

4.	Accrued Expenses

Accrued expenses consisted of the following:

	September 30, 2016	December 31, 2015
	(In thousands)
Employee compensation and benefits	$1,874	$1,281
In-process research and development obligation	—	600
Research and development and professional expenses	2,936	907

Accrued expenses	$4,810	$2,788

In July 2014, the Company entered into agreements with Caribou Biosciences, Inc. (“Caribou”), under which the Company received a license for certain patents and limited research and development services from Caribou. The in-process research and development obligation represented the portion of the Company’s obligation under these agreements that is attributable to the license.

5.	Income Taxes

The Company did not record a federal or state income tax provision or benefit for the three or nine months ended September 30, 2016 due to an expected loss before income taxes to be incurred for the year ended December 31, 2016, as well as the Company’s continued maintenance of a full valuation allowance against its net deferred tax assets.

During the nine months ended September 30, 2015, the Company allocated $2.6 million from the total fixed amount of consideration under a collaboration agreement with Novartis Institutes for BioMedical Research, Inc. (“Novartis”) to the carrying value of Class A-1 and A-2 Preferred Units purchased by Novartis to record those units based on their fair value at the date of issuance. Refer to Note 7, Collaborations, for additional information regarding this difference in value. Intraperiod tax allocation rules require the allocation of the provision for income taxes between continuing operations and other categories of earnings, such as items credited directly to equity. In periods in which the Company has a year-to-date pre-tax loss from continuing operations and has pre-tax income in other categories of earnings, the Company must allocate the income tax provision to the other categories of earnings. The Company then records a related income tax benefit in continuing operations. As a result of this allocation of Novartis proceeds to equity, during the nine months ended September 30, 2015, the Company recorded an income tax provision of $1.0 million within equity as well as a corresponding income tax benefit of $0.8 million within continuing operations and a $0.2 million accrual for intraperiod tax allocation on its balance sheet.

6.	Commitments and Contingencies

Commitments

In the first quarter of 2016, the Company entered into a ten-year agreement to lease office and laboratory facilities in Cambridge, Massachusetts under an operating lease agreement, with an option to terminate the lease at the end of the sixth year and an option to extend the term of the lease for an additional three years. Upon the execution of this lease, the Company provided a $2.2 million security deposit, which has been recorded in other assets on the consolidated balance sheet. Future minimum lease payments under this lease by year as of September 30, 2016 are as follows:

(In thousands)
Future minimum lease payments in year ending December 31:
2016	$4,891
2017	4,475
2018	4,609
2019	4,748
2020	4,890
Thereafter	9,369

Total future minimum lease payments	$32,982

7.	Collaborations

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

Collaboration Revenue

Through September 30, 2016, excluding amounts allocated to Novartis’ purchase of the Company’s Class A-1 and Class A-2 Preferred Units, the Company had recorded a total of $19.4 million in cash and accounts receivable under the Novartis agreement. Through September 30, 2016, the Company has recognized $11.7 million of collaboration revenue, including $2.0 million and $5.7 million in the three and nine months ended September 30, 2016, respectively, and $1.7 million and $4.4 million in the three and nine months ended September 30, 2015, respectively, in the consolidated statements of operations related to this agreement. As of September 30, 2016 and December 31, 2015, the Company had deferred revenue of $7.7 million and $10.3 million, respectively, related to this agreement.

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

Agreement Structure

Under the terms of the collaboration, the Company and Regeneron have agreed to a target selection process, whereby Regeneron may obtain exclusive rights for up to 10 targets to be chosen by Regeneron during the collaboration term, subject to various adjustments and limitations set forth in the agreement. Of these 10 total targets, Regeneron may select up to five non-liver targets, while the remaining targets will be focused in the liver. At the inception of the agreement, Regeneron selected the first of its ten targets, which will be subject to a co-development and co-commercialization arrangement between the Company and Regeneron.

The Company retains the exclusive right to solely develop products for certain indications. During the target selection process, the Company has the right to choose additional liver targets for its own development using commercially reasonable efforts. Certain targets that either the Company or Regeneron select may be subject to further co-development and co-commercialization arrangements at the Company’s or Regeneron’s option, as applicable. In addition, subject to certain restrictions, Regeneron will be able to replace a limited number of targets with substitute targets upon the payment of a specified replacement fee, in which case exclusive rights to the replaced target revert to the Company. Regeneron’s target selections are subject to certain additional restrictions, including that non-liver targets are not the subject of ongoing or planned research and development by the Company or are not the subject of a collaboration or pending collaboration with a third party.

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

In connection with this collaboration, Regeneron agreed to purchase $50.0 million of the Company’s common stock in a private placement concurrent with the Company’s IPO, and the Company received a nonrefundable upfront payment of $75.0 million. In addition, the Company is eligible to earn, on a per-licensed target basis, (i) up to $25.0 million in development milestones, including for the dosing of the first patient in each of Phase I, Phase II and Phase III clinical trials, (ii) up to $110.0 million in regulatory milestones, including for the acceptance of a regulatory filing in the U.S., and U.S. and ex-U.S. regulatory approvals, and (iii) up to $185.0 million in sales-based milestone payments. The Company is also eligible to earn royalties ranging from the high single digits to low teens, in each case, on a per-product basis, which royalties are potentially subject to various reductions and offsets and are further subject to the Company’s existing low single-digit royalty obligations under the Caribou license agreement. In addition, Regeneron is obligated to fund 50.0% of the agreed-upon research and development costs for the transthyretin amyloidosis program, the first target selected by Regeneron, which will be subject to a co-development and co-commercialization arrangement between the Company and Regeneron.

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

The Company allocated the $75.0 million in fixed consideration to the two units of accounting based on the estimated relative selling price of each deliverable. The Company estimated the selling price of each deliverable by taking into consideration internal estimates of research and development personnel needed to perform the research and development services, estimates of expected cash outflows to third parties for services and supplies, selling prices of comparable transactions and typical gross profit margins. As a result of this evaluation, the Company allocated $63.8 million to the licenses to targets and the associated research activities and evaluation plans and $11.2 million to the technology collaboration. The $63.8 million allocated to the licenses to targets and the associated research activities and evaluation plans for these programs is being recognized over the six-year performance period of the arrangement. The $11.2 million allocated to the technology collaboration is being recognized over a period beginning with the inception of the technology collaboration in September 2016, through the end of the arrangement.

Collaboration Revenue

Through September 30, 2016, the Company recorded a $75.0 million upfront payment and $0.1 million for research and development services under the Regeneron agreement. The Company recognized $2.9 million and $5.2 million of collaboration revenue in the three and nine months ended September 30, 2016, respectively, in the consolidated statements of operations and, as of September 30, 2016, had deferred revenue of $69.9 million related to this agreement.

Agreement Termination Rights

The collaboration term ends in April 2022, except that Regeneron may make a one-time payment of $25.0 million to extend the term for an additional two-year period. The agreement will continue until the date when no royalty or other payment obligations are due, unless earlier terminated in accordance with the terms of the agreement. Regeneron’s royalty payment obligations expire on a country-by-country and product-by-product basis upon the later of (i) the expiration of the last valid claim of the royalty-bearing patents covering such product in such country, (ii) 12 years from the first commercial sale of such product in such country, or (iii) the expiration of regulatory exclusivity for such product. The Company may terminate the agreement on a target-by-target basis if Regeneron or any of its affiliates institutes a patent challenge against the Company’s CRISPR/Cas or certain other background patent rights. The Company may also terminate the agreement on a target-by-target basis if Regeneron does not proceed with the development of a product directed to a selected target within specified periods of time. Regeneron may terminate the agreement, without cause, upon 180 days written notice to the Company, either in its entirety or on a target-by-target basis, in which event, certain rights in the terminated targets and associated intellectual property revert to the Company, as described in the agreement. Following such termination, the Company may owe Regeneron royalties, in certain circumstances, up to mid-single digits on any terminated targets that the Company subsequently commercializes on a product-by-product basis for a period of 12 years after the first commercial sale of any such products. Either party may terminate the agreement either in its entirety or with respect to the technology collaboration or one or more of the targets selected by Regeneron, in the event of the other party’s uncured material breach.

8.	Equity-Based Compensation

Equity-based compensation expense is classified in the consolidated statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)
Research and development	$1,235	$561	$2,926	$693
General and administrative	820	18	1,774	152

Total	$2,055	$579	$4,700	$845

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

The following table summarizes the Company’s restricted stock activity, including converted Founder Stock, for the nine months ended September 30, 2016:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested restricted stock as of January 1, 2016	2,227,276	$0.81
Vested	(675,329)	0.83
Forfeited	(1,191)	1.34

Unvested restricted stock as of September 30, 2016	1,550,756	$0.80

As of September 30, 2016, there was $5.6 million of unrecognized equity-based compensation expense related to restricted stock that is expected to vest. These costs are expected to be recognized over a weighted average remaining vesting period of 2.2 years.

Stock Options

The weighted average grant date fair value of options, estimated as of the grant date using the Black-Scholes option pricing model, was $14.91 per option and $6.42 per option for those options granted during the three and nine months ended September 30, 2016, respectively, and $3.97 per option for those options granted during the three and nine months ended September 30, 2015. Key assumptions used to apply this pricing model were as follows:

	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
Risk-free interest rate	1.3%	1.4%
Expected life of options	6.0 years	6.0 years
Expected volatility of underlying stock	88.0%	79.4%
Expected dividend yield	0.0%	0.0%

The following is a summary of stock option activity for the nine months ended September 30, 2016:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding at January 1, 2016	456,374	$6.04
Granted	2,579,707	8.75
Forfeited	(7,081)	6.52

Outstanding at September 30, 2016	3,029,000	$8.35	9.3	$26,959

Exercisable at September 30, 2016	71,613	$5.81	9.0	$803

As of September 30, 2016, there was $15.4 million of unrecognized compensation cost related to stock options that are expected to vest. These costs are expected to be recognized over a weighted average remaining vesting period of 3.5 years.

9.	Loss Per Share

The Company calculates basic (loss) earnings per share by dividing (loss) income allocable to common stockholders by the weighted average number of common shares outstanding. The Company computes diluted (loss) earnings per share after giving consideration to the dilutive effect of preferred stock, common stock and restricted common stock that are outstanding during the period, except where such shares would be anti-dilutive.

Basic and diluted loss per share attributable to common stockholders was calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30, 2016
	2016	2015	2016	2015
	(In thousands except per share data)
Net loss	$(7,482)	$(3,019)	$(21,071)	$(7,152)
Weighted average shares outstanding, basic and diluted	34,316	294	18,098	147

Net loss per share attributable to common stockholders, basic and diluted	$(0.22)	$(10.27)	$(1.16)	$(48.65)

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

The following common stock equivalents were excluded from the calculation of diluted loss per share because their inclusion would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)
Convertible preferred stock	—	23,482	—	23,482
Unvested restricted stock	1,551	2,121	1,551	2,121
Stock options	3,029	272	3,029	272

	4,580	25,875	4,580	25,875

10.	Related Party Transactions

In July 2014, the Company issued Caribou Therapeutics Holdco, LLC, a wholly-owned subsidiary of Caribou, 8,110,599 Junior Preferred Units. As a result of this and related transactions, Caribou owned 15.5% of the Company’s voting interests as of September 30, 2016.

The Company recognized research and development expense of $0.3 million during each of the three months ended September 30, 2016 and 2015, and $1.1 million during each of the nine months ended September 30, 2016 and 2015 and, as of December 31, 2015, had current obligations of $0.6 million, related to license and service agreements entered into with Caribou. In addition, the Company recognized general and administrative expense of $0.8 million and $0.1 million during the three months ended September 30, 2016 and 2015, respectively, and $1.2 million and $1.1 million during the nine months ended September 30, 2016 and 2015, respectively, related to the Company’s obligation to pay 30.0% of Caribou’s patent prosecution, filing and maintenance costs under its intellectual property license agreement with Caribou.

In connection with its entry into the collaboration and license agreement and related equity transactions with Novartis, the Company issued Novartis 4,761,905 Class A-1 Preferred Units and 2,666,666 Class A-2 Preferred Units. In August 2015, Novartis acquired 761,905 shares of the Company’s Series B Preferred Stock, and in May 2016, Novartis acquired 277,777 shares of the Company’s common stock in a private placement transaction concurrent with the Company’s initial public offering. As a result of these transactions, Novartis collectively owned 15.5% of the Company’s voting interests as of September 30, 2016. Refer to Note 7, Collaborations, for additional information regarding this collaboration agreement.

The Company recognized collaboration revenue of $2.0 million and $5.7 million in the three and nine months ended September 30, 2016, respectively, and $1.7 million and $4.4 million in the three and nine months ended September 30, 2015, respectively, in the consolidated statements of operations related to this agreement. As of September 30, 2016 and December 31, 2015, the Company had recorded accounts receivable of $1.0 million and $1.0 million and deferred revenue of $7.7 million and $10.3 million, respectively, related to this collaboration.

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

Our management’s discussion and analysis of our financial condition and results of operations are based upon our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q, which have been prepared by us in accordance with accounting principles generally accepted in the United States of America, (“GAAP”), for interim periods and with Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This discussion and analysis should be read in conjunction with these unaudited consolidated financial statements and the notes thereto as well as in conjunction with our Prospectus that forms a part of our Registration Statement on Form S-1 (File No. 333-210689), which was filed pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, or the Securities Act, with the Securities and Exchange Commission, (the “SEC”), on May 5, 2016 (the “Prospectus”). The three months ended September 30, 2016 and 2015 are referred to as the third quarter of 2016 and 2015, respectively. Unless the context indicates otherwise, all references herein to our company include our wholly-owned subsidiary, Intellia Securities Corp.

We commenced active operations in mid-2014, and our operations to date have been limited to organizing and staffing our company, business planning, raising capital, developing our technology, identifying potential product candidates, undertaking preclinical studies and evaluating a clinical path for our pipeline programs. To date, we have financed our operations primarily through our collaborations with Novartis Institutes for BioMedical Research, Inc., (“Novartis”), and Regeneron Pharmaceuticals, Inc., (“Regeneron”), our initial public offering and private placements of our common and preferred stock. All of our revenue to date has been collaboration revenue. Since our inception and through September 30, 2016, we have raised an aggregate of approximately $350.5 million to fund our operations, of which $95.0 million was through our collaboration agreements, $170.5 million was from our initial public offering and concurrent private placements and $85.0 million was from the sale of convertible preferred stock.

We believe our product focus, therapeutic discovery and development strength, delivery expertise and intellectual property portfolio make us well-positioned to translate the potential of the CRISPR/Cas9 system into clinically meaningful gene editing-based therapeutics. To maximize our opportunity to rapidly develop clinically successful products, we have applied a risk-mitigated approach to selecting our initial indications, which we refer to as our sentinel indications. Our approach is defined by four primary axes: (i) the type of edit—knockout, repair or insertion; (ii) the delivery modality for in vivo and ex vivo applications; (iii) the presence of established therapeutic endpoints; and (iv) the potential for the CRISPR/Cas9 system to provide therapeutic benefits when compared to existing therapeutic modalities. Our sentinel indications include in vivo programs focused on diseases of the liver that have significant unmet medical needs—transthyretin amyloidosis, which we are co-developing with Regeneron, alpha-1 antitrypsin deficiency, hepatitis B virus and inborn errors of metabolism—as well as ex vivo applications of the technology in chimeric antigen receptor T cell, or CAR T cell, and hematopoietic stem cell, or HSC, product candidates which are selectively partnered with our collaborator Novartis.

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

We received an upfront technology access payment from Novartis of $10.0 million in January 2015 and are entitled to additional technology access fees of $20.0 million and quarterly research payments of $1.0 million, or up to $20.0 million in the aggregate, during the five-year research term. For each product under the collaboration, we may be eligible to receive (i) up to $30.3 million in development milestones, including for the filing of an investigational new drug application and for the dosing of the first patient in each of Phase IIa, Phase IIb and Phase III clinical trials, (ii) up to $50.0 million in regulatory milestones for the product’s first indication, including regulatory approvals in the United States, (“U.S.”), and European Union (“EU”), (iii) up to $50.0 million in regulatory milestones for the product’s second indication, if any, including U.S. and EU regulatory approvals, (iv) royalties on net sales in the mid-single digits, and (v) net sales milestone payments of up to $100.0 million. We may also be eligible to receive payments for: (i) each additional HSC target selected by Novartis beyond its initial defined allocation, (ii) each in vivo target that Novartis selects and (iii) any exercise by Novartis of certain license options under the agreement. Additionally, at the inception of the arrangement, Novartis invested $9.0 million to purchase our Class A-1 and Class A-2 Preferred Units. The difference between the cash proceeds received from Novartis for the units and the $11.6 million estimated fair value of those units at the date of issuance was determined to be $2.6 million. Accordingly, $2.6 million of the upfront technology access payment was allocated to record the preferred units purchased by Novartis at fair value.

Collaboration Revenue

Through September 30, 2016, excluding amounts allocated to Novartis’ purchase of our Class A Preferred Units, we had recorded a total of $19.4 million in cash and accounts receivable under the Novartis agreement. Through September 30, 2016, we have recognized $11.7 million of collaboration revenue, including $2.0 million and $5.7 million in the three and nine months ended September 30, 2016, respectively, and $1.7 million and $4.4 million in the three and nine months ended September 30, 2015, respectively, in the consolidated statements of operations related to this agreement. As of September 30, 2016 and December 31, 2015, we had deferred revenue of $7.7 million and $10.3 million, respectively, related to this agreement.

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

Agreement Structure

Under the terms of the collaboration, we and Regeneron have agreed to a target selection process, whereby Regeneron may obtain exclusive rights for up to 10 targets to be chosen by Regeneron during the collaboration term, subject to various adjustments and limitations set forth in the agreement. Of these 10 total targets, Regeneron may select up to five non-liver targets, while the remaining targets will be focused in the liver. At the inception of the agreement, Regeneron selected the first of its ten targets, which will be subject to a co-development and co-commercialization arrangement between us and Regeneron. We retain the exclusive right to solely develop products for certain indications. During the target selection process, we have the right to choose additional liver targets for our own development using commercially reasonable efforts. Certain targets that either we or Regeneron select may be subject to further co-development and co-commercialization arrangements at our or Regeneron’s option, as applicable. In addition, subject to certain restrictions, Regeneron will be able to replace a limited number of targets with substitute targets upon the payment of a specified replacement fee, in which case exclusive rights to the replaced target revert to us. Regeneron’s target selections are subject to certain additional restrictions, including that non-liver targets are not the subject of ongoing or planned research and development by us or are not the subject of a collaboration or pending collaboration with a third party.

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

In connection with this collaboration, Regeneron agreed to purchase $50.0 million of our common stock in a private placement concurrent with our initial public offering, and we received a nonrefundable upfront payment of $75.0 million. In addition, we are eligible to earn, on a per-licensed target basis, up to $25.0 million, $110.0 million and $185.0 million in development, regulatory and sales-based milestone payments, respectively. We are also eligible to earn royalties ranging from the high single digits to low teens, in each case, on a per-product basis, which royalties are potentially subject to various reductions and offsets and are further subject to our existing low single-digit royalty obligations under our Caribou license agreement. In addition, Regeneron is obligated to fund 50.0% of the agreed-upon research and development costs for the transthyretin amyloidosis program, the first target selected by Regeneron, which will be subject to a co-development and co-commercialization arrangement between us and Regeneron.

Collaboration Revenue

Through September 30, 2016, we have recorded a $75.0 million upfront payment and $0.1 million for research and development services under the Regeneron agreement. We recognized $2.9 million and $5.2 million of collaboration revenue in the three and nine months ended September 30, 2016 in the consolidated statements of operations, and, as of September 30, 2016, we had deferred revenue of $69.9 million related to this agreement.

Results of Operations

Collaboration Revenue

The following is a comparison of collaboration revenue for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	Increase	2016	2015	Increase
	(In millions)
Collaboration revenue	$4.9	$1.7	$3.2	$10.9	$4.4	$6.5

Our revenue consists of collaboration revenue, including amounts recognized related to upfront technology access payments for licenses, technology access fees, research funding and milestone payments earned under our collaboration and license agreement with Novartis and amounts recognized related to upfront payments under our collaboration and license agreement with Regeneron.

During the three and nine months ended September 30, 2016, collaboration revenue consisted of amounts recognized from deferred revenue related to upfront technology access payments for licenses, technology access fees and research funding under the Novartis collaboration as well as amounts recognized from deferred revenue related to an upfront payment received under the Regeneron collaboration. During the three and nine months ended September 30, 2015, collaboration revenue consisted of amounts recognized from deferred revenue related to upfront technology access payments for licenses, technology access fees and research funding under the Novartis collaboration. The increase in collaboration revenue during the three and nine months ended September 30, 2016 is related to the recognition of amounts under the Regeneron collaboration, which was entered into in April 2016.

Research and Development

The following is a comparison of research and development expenses for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	Increase	2016	2015	Increase
	(In millions)
Research and development	$7.9	$3.5	$4.4	$20.5	$6.8	$13.7

Research and development expenses consist of expenses incurred in performing research and development activities including compensation and benefits, including equity-based compensation, for full-time research and development employees, facility-related expenses, overhead expenses, lab supplies and contract research services, including research services provided to us by Caribou Biosciences, Inc., (“Caribou”), pursuant to a services agreement (the “Caribou services agreement”) we entered into with Caribou in July 2014.

We recorded $7.9 million and $20.5 million in research and development expenses during the three and nine months ended September 30, 2016, respectively, compared to $3.5 million and $6.8 million in the three and nine months ended September 30, 2015, respectively. Research and development expenses in the three and nine months ended September 30, 2015 consisted primarily of salaries and related costs for our research and development team, third-party research services under the Caribou services agreement and laboratory supplies and materials for internal use. Research and development expenses during the three and nine months ended September 30, 2016 was primarily comprised of salaries and related costs for our research and development team, which grew from 26 research and development employees as of September 30, 2015 to 66 research and development employees as of September 30, 2016, and laboratory supplies and materials for internal use.

In the early phases of development, our research and development costs are often devoted to product platform and proof-of-concept studies that are not necessarily allocable to a specific target.

We expect research and development expenses to increase as we continue to grow our research and development team and continue to advance our research plans.

General and Administrative

The following is a comparison of general and administrative expenses for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	Increase	2016	2015	Increase
	(In millions)
General and administrative	$4.7	$1.5	$3.2	$11.7	$5.5	$6.2

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

For the three and nine months ended September 30, 2016, our general and administrative expenses increased compared to the three and nine months ended September 30, 2015, primarily related to increased salary and related headcount-based expenses, including equity-based compensation expense, as we grew from 15 general and administrative employees as of September 30, 2015 to 23 general and administrative employees as of September 30, 2016.

We expect general and administrative expenses to continue to increase as we grow our organization and incur additional costs associated with being a publicly traded company.

Interest Income

Interest income is income earned on our cash equivalents. The increase in interest income in the three and nine months ended September 30, 2016, as compared to the three and nine months ended September 30, 2015, is due to the inclusion of $270.3 million in interest-bearing money market accounts and U.S. treasury securities in the third quarter of 2016, as compared to no interest-bearing instruments in the first nine months of 2015.

Income Tax Expense

We did not recognize any benefit from income taxes during the three or nine months ended September 30, 2016. During the nine months ended September 30, 2015, we allocated $2.6 million from the total $30.0 million fixed amount of consideration under the collaboration agreement with Novartis to the carrying value of the Class A-1 and A-2 Preferred Units to record those units based on their fair value at the date of issuance. As a result of this allocation, during the nine months ended September 30, 2015, we recorded an income tax provision of $1.0 million within members’ equity as well as a corresponding income tax benefit of $0.8 million within continuing operations and a $0.2 million accrual for intraperiod tax allocation on the balance sheet.

Liquidity and Capital Resources

Since our inception through September 30, 2016, we have raised an aggregate of $350.5 million to fund our operations, of which $95.0 million was through our collaboration agreements, $170.5 million was from our initial public offering and concurrent private placements and $85.0 million was from the sale of convertible preferred stock. As of September 30, 2016, we had $290.6 million in cash and cash equivalents.

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

Funding Requirements

Our primary uses of capital are, and we expect will continue to be, research and development services, compensation and related expenses, laboratory and related supplies, legal and other regulatory expenses, patent prosecution filing and maintenance costs for our licensed intellectual property and general overhead costs. We expect our expenses to increase compared to prior periods in connection with our ongoing activities, particularly as we continue research and development and preclinical activities and as we begin to occupy our new office and laboratory facility. In addition, we expect to incur additional costs associated with operating as a publicly traded company.

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

Outlook

Based on our research and development plans and our timing expectations related to the progress of our programs, we expect that our cash and cash equivalents as of September 30, 2016 as well as technology access and research funding that we expect to receive from Novartis will enable us to fund our operating expenses and capital expenditures until at least mid-2019, without giving effect to any potential milestone payments or extension fees we may receive under our collaboration agreements with Novartis and Regeneron. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect.

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

Cash Flows

The following is a summary of cash flows for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30,
	2016	2015
	(In millions)
Net cash provided by operating activities	$50.5	$3.7
Net cash used in investing activities	(2.8)	(1.7)
Net cash provided by financing activities	167.0	70.7

Net cash provided by operating activities

Net cash provided by operating activities of $50.5 million during the nine months ended September 30, 2016 primarily reflects the receipt of a $75.0 million upfront payment under our collaboration with Regeneron and $3.0 million in additional payments from Novartis, partially offset by spend in our research and development and general and administrative activities as well as the payment of a $2.2 million security deposit for our new office and laboratory facilities in Cambridge, Massachusetts. Net cash provided by operating activities of $3.7 million during the nine months ended September 30, 2015 reflects the collection of $15.0 million in technology access payments under the Novartis collaboration, net of $2.6 million of such payment which was allocated to the recording of preferred units acquired by Novartis, partially offset by cash used in our research and development and general and administrative activities during the nine months ended September 30, 2015.

Net cash used in investing activities

Net cash used in investing activities during the nine months ended September 30, 2016 and 2015 relate solely to purchases of property and equipment as we build out our office and laboratory facilities.

Net cash provided by financing activities

Net cash provided by financing activities of $167.0 million during the nine months ended September 30, 2016 includes $170.5 million in proceeds from our initial public offering and concurrent private placements, partially offset by the payment of offering costs and amounts paid that were allocated to the value of the intellectual property licensed from Caribou. Net cash provided by financing activities of $70.7 million during the nine months ended September 30, 2015 primarily reflects net cash received from the sale of preferred securities.

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

In April 2015, the FASB issued ASU No. 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. ASU 2015-05 amends ASC 350-40, Internal-Use Software, by providing customers with guidance on determining whether a cloud computing arrangement contains a software license that should be accounted for as internal-use software. ASU 2015-05 is effective for us for annual periods beginning after December 15, 2015 and interim periods within annual periods beginning after December 15, 2016. We do not expect this ASU to have a material impact on our consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases. ASU 2016-02 amends ASC 840, Leases, by introducing a lessee model that requires balance sheet recognition of most leases. We are the lessee under certain leases that are accounted for as operating leases. The proposed changes would require that substantially all of our operating leases be recognized as assets and liabilities on our balance sheet. ASU 2016-02 will be effective for us for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. We are evaluating the impact that the adoption of ASU 2016-02 will have on our consolidated financial statements but expect that all of our lease obligations will be capitalized upon adoption.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 amends ASC 718, Compensation—Stock Compensation, by simplifying certain aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, statutory tax withholding requirements and the classification in the statement of cash flows. ASU 2016-09 will be effective for us for annual periods, and interim periods within those annual periods, beginning after December 15, 2016. We are evaluating the impact that this ASU may have on our consolidated financial statements.

Contractual Obligations

In January 2016, we entered into a ten-year agreement to lease office and laboratory facilities in Cambridge, Massachusetts under an operating lease agreement, with an option to terminate the lease at the end of the sixth year and an option to extend the term of the lease for an additional three years. Future minimum lease payments under this lease are as follows:

	Payments Due by Period
	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
	(In thousands)
Property lease	$32,982	$8,223	$9,287	$9,853	$5,619

There were no other material changes to our contractual obligations during the nine months ended September 30, 2016. For a complete discussion of our contractual obligations, please refer to our Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Prospectus.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements as defined under the rules and regulations of the Securities and Exchange Commission.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The market risk inherent in our financial instruments and in our financial position consists of the potential loss arising from adverse changes in interest rates. As of September 30, 2016, we had cash equivalents of $270.3 million consisting of interest-bearing money market accounts and U.S. treasury securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and the low risk profile of our investments, an immediate 100 basis point change in interest rates at levels as of September 30, 2016 would not have a material effect on the fair market value of our cash equivalents.

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

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2016.

Changes in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

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

Development activities in the field of CRISPR/Cas9 are currently subject to a number of risks related to the ownership and use of certain intellectual property rights that are subject to patent interference proceedings. For additional information regarding the risks that may apply to our and our licensors’ intellectual property rights, see the section entitled “—Risks Related to Our Intellectual Property” appearing elsewhere in this report for more information.

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

Because we have limited financial and managerial resources, we focus on research programs that we identify as our sentinel indications. As a result, we may fail to capitalize on viable commercial products or profitable market opportunities, be required to forego or delay pursuit of opportunities with other product candidates or other diseases that may later prove to have greater commercial potential, or relinquish valuable rights to such product candidates through collaboration, licensing or other royalty arrangements in cases in which it would have been advantageous for us to retain sole development and commercialization rights. For additional information regarding the factors that will affect our ability to achieve revenue from product sales, see the risk factor entitled “—We have never generated any revenue from product sales and our ability to generate revenue from product sales and become profitable depends significantly on our success in a number of factors.”

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

We have no products approved for commercial sale, have not generated any revenue from product sales, and do not anticipate generating any revenue from product sales until sometime after we have received regulatory approval for the commercial sale of a product candidate that we discover. Our ability to generate revenue and achieve and retain profitability depends significantly on our success in many factors, including:

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

Competitors in our efforts to provide genetic therapies to patients can be grouped into at least three sets based on their product discovery platforms:

•	gene editing companies focused on CRISPR/Cas9 including: CRISPR Therapeutics, Inc., Casebia Therapeutics, Editas Medicine, Inc. and Tracr Hematology Limited;

•	other gene editing companies including: bluebird bio, Inc., Cellectis S.A., Poseida, Inc., Precision BioSciences, Inc. and Sangamo BioSciences; and

•	gene therapy companies developing ex vivo therapies including: bluebird bio, Inc., Cellectis S.A., and Juno Therapeutics, Inc.

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

To become and remain profitable, we must discover, develop and eventually commercialize product candidates with significant market potential, which will require us to be successful in a range of challenging activities. These activities can include completing preclinical studies and clinical trials of product candidates, obtaining marketing approval for product candidates, manufacturing, marketing and selling products that are approved and satisfying any post-marketing requirements. Even if we are successful in selecting and developing any product candidates, in order to compete successfully we may need to be first-to-market or demonstrate that our CRISPR/Cas9-based products are superior to therapies based on different treatment methods. If we are not first-to-market or are unable to demonstrate such superiority, any products for which we are able to obtain approval may not be successful. Furthermore, in certain jurisdictions, if a competitor has orphan drug status for a product and if our product candidate is determined to be contained within the scope of a competitor’s orphan drug exclusivity, then approval of our product for that indication or disease could potentially be blocked, for example, for up to seven years in the United States.

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

We are not profitable and have incurred losses in each period since our inception. Our net loss was $21.1 million for the nine months ended September 30, 2016. As of September 30, 2016, we had an accumulated deficit of $43.0 million. We expect these losses to increase as we continue to incur significant research and development and other expenses related to our ongoing operations, seek regulatory approvals for our future product candidates, scale-up manufacturing capabilities, maintain, expand and protect our intellectual property portfolio and hire additional personnel to support the development of our product candidates and to enhance our operational, financial and information management systems.

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

If our therapeutic collaborations do not result in the successful discovery, development and commercialization of products or if one of our collaborators terminates its agreement with us, we may not receive any future research funding or milestone or royalty payments under the collaboration. If we do not receive the funding we expect under these agreements, our development of our technology and product candidates could be delayed and we may need additional resources to develop product candidates and our technology. All of the risks relating to product development, regulatory approval and commercialization described in this report also apply to the activities of our therapeutic collaborators.

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

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, such as China, Brazil, Russia, India, and South Africa, do not favor the enforcement of patents, trade secrets and other intellectual property, particularly those relating to biopharmaceutical products, which could make it difficult in those jurisdictions for us to stop the infringement or misappropriation of our patents or other intellectual property rights, or the marketing of competing products in violation of our proprietary rights. Proceedings to enforce our patent and other intellectual property rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business. Furthermore, such proceedings could put our patents at risk of being invalidated, held unenforceable, or interpreted narrowly, could put our patent applications at risk of not issuing, and could provoke third parties to assert claims of infringement or misappropriation against us. We may not prevail in any lawsuits that we initiate and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

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

Use of Proceeds from Initial Public Offering of Common Stock

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

The estimated net proceeds to us, after deducting underwriting discounts of $8.7 million and offering expenses of $3.4 million, were approximately $112.1 million. No offering expenses were paid directly or indirectly to any of our directors or officers, or their associates, or persons owning 10.0% or more of any class of our equity securities or to any other affiliates.

As of September 30, 2016, we have used approximately $17.6 million of the net offering proceeds primarily to advance the research and development of our product candidates for our sentinel indications, to progress additional in vivo and ex vivo pipeline product candidates, to further develop our delivery technologies and CRISPR/Cas9 gene editing platform and for working capital and general corporate purposes. We are holding a significant portion of the balance of the net proceeds from the offering in interest-bearing money market accounts and U.S. treasury securities. There has been no material change in our planned use of the balance of the net proceeds from the offering described in the Prospectus.

Item 6. Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, by Nessan Bermingham, Ph.D., President and Chief Executive Officer of the Company, and Sapna Srivastava, Ph.D., Chief Financial and Strategy Officer of the Company. (1)

101.INS	XBRL Instance Document.

101.SCH	XBRL Schema Document.

101.CAL	XBRL Calculation Linkbase Document.

101.LAB	XBRL Labels Linkbase Document.

101.PRE	XBRL Presentation Linkbase Document.

101.DEF	XBRL Definition Linkbase Document.

(1)	Filed with this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 1, 2016

INTELLIA THERAPEUTICS, INC.

By:	/s/ Nessan Bermingham
Nessan Bermingham, Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Sapna Srivastava
Sapna Srivastava, Ph.D.
Chief Financial and Strategy Officer
(Principal Financial Officer)