Form 10-Q
period 2017-03-31
Intellia Therapeutics, Inc.
filed 2017-05-02
CIK 1652130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-37766

INTELLIA THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	36-4785571
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

40 Erie Street, Suite 130, Cambridge, Massachusetts	02139
(Address of principal executive offices)	(Zip code)

857-285-6200

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock as of April 26, 2017: 36,028,677 shares.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

INTELLIA THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Amounts in thousands except share and per share data)

	March 31, 2017	December 31, 2016
ASSETS
Current Assets:
Cash and cash equivalents	$257,551	$273,064
Accounts receivable	2,443	6,454
Prepaid expenses and other current assets	1,084	1,788

Total current assets	261,078	281,306

Property and equipment, net	11,418	10,628
Other assets	6,767	7,035

Total Assets	$279,263	$298,969

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,434	$4,652
Accrued expenses	3,559	5,900
Current portion of deferred revenue	19,917	20,178

Total current liabilities	24,910	30,730
Deferred revenue, net of current portion	54,092	58,109
Other long-term liabilities	378	293
Commitments and contingencies
Stockholders’ Equity:
Common stock, $0.0001 par value; 120,000,000 shares authorized, 36,025,676 shares and 36,018,540 shares issued and outstanding, respectively	4	4
Additional paid-in capital	266,080	263,403
Accumulated deficit	(66,201)	(53,570)

Total stockholders’ equity	199,883	209,837

Total Liabilities and Stockholders’ Equity	$279,263	$298,969

See notes to consolidated financial statements.

INTELLIA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Amounts in thousands except per share data)

	Three Months Ended March 31,
	2017	2016
Collaboration revenue	$6,215	$1,777

Operating expenses:
Research and development	13,431	5,225
General and administrative	5,732	3,246

Total operating expenses	19,163	8,471

Operating loss	(12,948)	(6,694)

Interest income	317	5

Net loss	$(12,631)	$(6,689)

Net loss per share attributable to common stockholders, basic and diluted	$(0.36)	$(9.89)
Weighted average shares outstanding, basic and diluted	34,723	676

See notes to consolidated financial statements.

INTELLIA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in thousands)

	Three Months Ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,631)	$(6,689)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	660	187
Equity-based compensation	2,630	812
Changes in operating assets and liabilities:
Accounts receivable	4,011	—
Prepaid expenses and other current assets	704	65
Accounts payable	(954)	(87)
Accrued expenses	(1,893)	(134)
Deferred revenue	(4,278)	(778)
Other assets	268	(2,823)
Other long-term liabilities	85	26

Net cash used in operating activities	(11,398)	(9,421)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(4,162)	(1,008)

Net cash used in investing activities	(4,162)	(1,008)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments to acquire in-process research and development	—	(200)
Payment of preferred unit and preferred stock issuance costs	—	(100)
Proceeds from options exercised	47	—
Payment of common stock offering costs	—	(895)

Net cash provided by (used in) financing activities	47	(1,195)

Net decrease in cash and cash equivalents	(15,513)	(11,624)
Cash and cash equivalents, beginning of period	273,064	75,816

Cash and cash equivalents, end of period	$257,551	$64,192

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Purchases of property and equipment unpaid at period end	$378	$918
Acquisition of in-process research and development unpaid at period end	—	400
Financing costs incurred but unpaid at period end	—	454

See notes to consolidated financial statements.

INTELLIA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Overview and Basis of Presentation

Intellia Therapeutics, Inc. (collectively referred to with its wholly-owned, controlled subsidiary, Intellia Securities Corp., as “Intellia” or the “Company”) is a genome editing company focused on developing potentially curative therapeutics utilizing a biological tool known as CRISPR/Cas9.

The consolidated financial statements of the Company included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S.”) have been condensed or omitted from this report, as is permitted by such rules and regulations. Accordingly, these consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

The unaudited consolidated financial statements include the accounts of Intellia Therapeutics, Inc. and its wholly-owned, controlled subsidiary. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, the information furnished reflects all adjustments, all of which are of a normal and recurring nature, necessary for a fair presentation of the results for the reported interim periods. The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. The three months ended March 31, 2017 and 2016 are referred to as the first quarter of 2017 and 2016, respectively. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year or any other interim period.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases. ASU 2016-02 amends ASC 840, Leases, by introducing a lessee model that requires balance sheet recognition of most leases. The Company is the lessee under certain leases that are accounted for as operating leases. The proposed changes would require that substantially all of the Company’s operating leases be recognized as assets and liabilities on the Company’s balance sheet. ASU 2016-02 will be effective for the Company for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. The Company is evaluating the impact that the adoption of ASU 2016-02 will have on its consolidated financial statements but expects that the Company will recognize a significant lease obligation upon adoption in connection with the Company’s existing lease agreements.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 amends ASC 718, Compensation – Stock Compensation, by simplifying certain aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, statutory tax withholding requirements and the classification in the statement of cash flows. ASU 2016-09 was adopted by the Company on January 1, 2017 and did not have a significant impact on its consolidated financial statements.

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

The Company’s financial instruments as of March 31, 2017 and December 31, 2016 consisted primarily of cash and cash equivalents, accounts receivable and accounts payable. As of March 31, 2017 and December 31, 2016, the Company’s financial assets recognized at fair value consisted of the following:

	Fair Value as of March 31, 2017
	Total	Level 1	Level 2	Level 3
	(In thousands)
Cash equivalents	$255,735	$255,735	$—	$—

Total	$255,735	$255,735	$—	$—

	Fair Value as of December 31, 2016
	Total	Level 1	Level 2	Level 3
	(In thousands)
Cash equivalents	$270,448	$270,448	$—	$—

Total	$270,448	$270,448	$—	$—

4.	Accrued Expenses

Accrued expenses consisted of the following:

	March 31, 2017	December 31, 2016
	(In thousands)
Employee compensation and benefits	$1,532	$2,703
Research and development and professional expenses	2,027	3,197

Accrued expenses	$3,559	$5,900

5.	Collaborations

Novartis Institutes for BioMedical Research

In December 2014, the Company entered into a strategic collaboration agreement with Novartis Institutes for Biomedical Research, Inc. (“Novartis”) primarily focused on the development of new ex vivo CRISPR/Cas9-based therapies using chimeric antigen receptor T cells (“CAR-T cells”) and hematopoietic stem cells (“HSCs”).

Agreement Structure

Under the terms of the collaboration, the Company and Novartis may research potential therapeutic, prophylactic and palliative ex vivo applications of the CRISPR/Cas9 technology in HSCs and CAR-T cells. The Company and Novartis agreed to conduct research of HSC targets under a research plan agreed upon by both parties. Within the HSC therapeutic space, Novartis may obtain exclusive rights to a limited number of these HSC targets, to be selected by Novartis in a series of selection windows, the last of which closes 90 days before the fifth anniversary of the effective date of the collaboration agreement. The Company has the right to choose a limited number of HSC targets for its exclusive development and commercialization per the specified selection schedule. Following these selections by Novartis and the Company, Novartis may obtain rights to research an additional limited number of HSC targets on a non-exclusive basis. If Novartis does not exercise its selection rights within each selection window, any such rights will be deemed forfeited by Novartis. Novartis is required to use commercially reasonable efforts to research, develop and commercialize a specified number of HSC products directed to each of their selected HSC targets. The Company also agreed to collaborate with Novartis on research activities for CAR-T cell targets pursuant to a CAR-T cell program research plan approved by the CAR-T cell subcommittee of the collaboration’s joint steering committee. After completion of the activities contemplated by the CAR-T cell program research plan, Novartis will assume sole responsibility for developing any products arising from that research plan and will be responsible for additional costs and expenses of developing, manufacturing and commercializing its selected research targets. Novartis is required to use commercially reasonable efforts to research, develop or commercialize at least one CAR-T cell product directed to at least one of its selected CAR-T cell targets. In the last two years of the five-year collaboration term, Novartis will have the option to select a limited number of targets for research, development and commercialization of in vivo therapies using the Company’s CRISPR/Cas9 platform, on a non-exclusive basis. Following Novartis’ selection of each in vivo target, Novartis may offer the Company the right to participate in the research and development of such targets, in which case an in vivo program research plan for such target will be entered into between the Company and Novartis. Novartis is required to use commercially reasonable efforts to research, develop or commercialize at least one in vivo product directed to each of its selected targets. Novartis’ in vivo target selections are subject to certain restrictions, including that the targets, or all targets within a limited number of organs: (i) have not already been reserved by the Company pursuant to our limited right to do so under the agreement; (ii) are not the subject of a collaboration or pending collaboration with a third party; and (iii) are not the subject of ongoing or planned research and development by the Company.

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

Collaboration Revenue

Through March 31, 2017, excluding amounts allocated to Novartis’ purchase of the Company’s Class A-1 and Class A-2 Preferred Units, the Company had recorded a total of $26.4 million in cash and accounts receivable under the Novartis agreement. Through March 31, 2017, the Company has recognized $16.0 million of collaboration revenue, including $2.2 million and $1.8 million in the three months ended March 31, 2017 and 2016, respectively, in the consolidated statements of operations related to this agreement. As of March 31, 2017 and December 31, 2016, the Company had accounts receivable of $1.0 million and $6.0 million, respectively, related to this agreement. As of March 31, 2017 and December 31, 2016, the Company had deferred revenue of $10.4 million and $11.6 million, respectively, related to this agreement.

Regeneron Pharmaceuticals, Inc.

In April 2016, the Company entered into a license and collaboration agreement with Regeneron Pharmaceuticals, Inc. (“Regeneron”). The agreement includes a product component to research, develop and commercialize CRISPR/Cas-based therapeutic products primarily focused on gene editing in the liver as well as a technology collaboration component, pursuant to which the Company and Regeneron will engage in research and development activities aimed at discovering and developing novel technologies and improvements to CRISPR/Cas technology to enhance the Company’s gene editing platform. Under this agreement, the Company also may access the Regeneron Genetics Center and proprietary mouse models to be provided by Regeneron for a limited number of the Company’s liver programs.

Agreement Structure

Under the terms of the collaboration, the Company and Regeneron have agreed to a target selection process, whereby Regeneron may obtain exclusive rights for up to 10 targets to be chosen by Regeneron during the collaboration term, subject to various adjustments and limitations set forth in the agreement. Of these 10 total targets, Regeneron may select up to five non-liver targets, while the remaining targets must be focused in the liver. At the inception of the agreement, Regeneron selected the first of its 10 targets, which will be subject to a co-development and co-commercialization arrangement between the Company and Regeneron.

The Company retains the exclusive right to solely develop products for certain indications. During the target selection process, the Company has the right to choose additional liver targets for its own development using commercially reasonable efforts. Certain targets that either the Company or Regeneron select may be subject to further co-development and co-commercialization arrangements at the Company’s or Regeneron’s option, as applicable, which either can exercise pursuant to defined conditions. In addition, subject to certain restrictions, Regeneron will be able to replace a limited number of targets with substitute targets upon the payment of a specified replacement fee, in which case exclusive rights to the replaced target revert to the Company. Regeneron’s target selections are subject to certain additional restrictions, including that non-liver targets are not the subject of ongoing or planned research and development by the Company or are not the subject of a collaboration or pending collaboration with a third party.

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

In connection with this collaboration, Regeneron agreed to purchase $50.0 million of the Company’s common stock in a private placement concurrent with the Company’s initial public offering, and the Company received a nonrefundable upfront payment of $75.0 million. In addition, the Company is eligible to earn, on a per-licensed target basis, (i) up to $25.0 million in development milestones, including for the dosing of the first patient in each of Phase I, Phase II and Phase III clinical trials, (ii) up to $110.0 million in regulatory milestones, including for the acceptance of a regulatory filing in the U.S., and U.S. and ex-U.S. regulatory approvals, and (iii) up to $185.0 million in sales-based milestone payments. The Company is also eligible to earn royalties ranging from the high single digits to low teens, in each case, on a per-product basis, which royalties are potentially subject to various reductions and offsets and are further subject to the Company’s existing low single-digit royalty obligations under the Caribou license agreement. In addition, Regeneron is obligated to fund 50.0% of the agreed-upon research and development costs for the transthyretin amyloidosis program, the first target selected by Regeneron, which will be subject to a co-development and co-commercialization arrangement between the Company and Regeneron.

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

Collaboration Revenue

Through March 31, 2017, the Company recorded a $75.0 million upfront payment and $1.4 million for research and development services under the Regeneron agreement. Through March 31, 2017, the Company recognized $12.8 million of collaboration revenue, including $4.1 million in the three months ended March 31, 2017, in the consolidated statement of operations. As of March 31, 2017 and December 31, 2016, the Company had deferred revenue of $63.6 million and $66.7 million, respectively, related to this agreement.

6.	Equity-Based Compensation

Equity-based compensation expense is classified in the consolidated statements of operations as follows:

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Research and development	$1,503	$454
General and administrative	1,127	358

Total	$2,630	$812

Restricted Stock

The following table summarizes the Company’s restricted stock activity, including converted Founder Stock, for the three months ended March 31, 2017:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested restricted stock as of January 1, 2017	1,361,855	$0.81
Vested	(186,917)	0.73

Unvested restricted stock as of March 31, 2017	1,174,938	$0.82

As of March 31, 2017, there was $2.7 million of unrecognized equity-based compensation expense related to restricted stock that is expected to vest. These costs are expected to be recognized over a weighted average remaining vesting period of 1.8 years.

Stock Options

The weighted average grant date fair value of options, estimated as of the grant date using the Black-Scholes option pricing model, was $10.38 per option and $4.98 per option for those options granted during the three months ended March 31, 2017 and 2016, respectively. Key assumptions used to apply this pricing model were as follows:

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Risk-free interest rate	1.9%	1.3%
Expected life of options	6.0 years	6.0 years
Expected volatility of underlying stock	92.6%	87.7%
Expected dividend yield	0.0%	0.0%

The following is a summary of stock option activity for the three months ended March 31, 2017:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding at January 1, 2017	3,040,214	$8.35
Granted	1,343,428	13.71
Exercised	(7,136)	6.56
Forfeited	(3,284)	16.03

Outstanding at March 31, 2017	4,373,222	$9.99	9.1	$17,929

Exercisable at March 31, 2017	780,588	$7.12	8.8	$5,440

As of March 31, 2017, there was $25.0 million of unrecognized compensation cost related to stock options that are expected to vest. These costs are expected to be recognized over a weighted average remaining vesting period of 3.2 years.

7.	Loss Per Share

The Company calculates basic (loss) earnings per share by dividing (loss) income allocable to common stockholders by the weighted average number of common shares outstanding. The Company computes diluted (loss) earnings per share after giving consideration to the dilutive effect of preferred stock, common stock and restricted common stock that are outstanding during the period, except where such non-participating securities would be anti-dilutive.

Basic and diluted loss per share attributable to common stockholders was calculated as follows:

	Three Months Ended March 31,
	2017	2016
	(In thousands except per share data)
Net loss	$(12,631)	$(6,689)
Weighted average shares outstanding, basic and diluted	34,723	676

Net loss per share attributable to common stockholders, basic and diluted	$(0.36)	$(9.89)

In May 2016, the Company issued an additional 6,900,000 shares of common stock in connection with its initial public offering (“IPO”) and 23,481,956 shares of common stock in connection with the automatic conversion of its convertible preferred stock upon the closing of the IPO. In addition, the Company issued a total of 3,055,554 shares of common stock in two separate, concurrent private placements upon the closing of the IPO. The issuance of these shares resulted in a significant increase in the Company’s weighted average shares outstanding and will impact the year-over-year comparability of the Company’s (loss) earnings per share calculations into 2017.

The following common stock equivalents were excluded from the calculation of diluted loss per share because their inclusion would have been anti-dilutive:

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Unvested restricted stock	1,175	1,774
Stock options	4,373	2,618

	5,548	4,392

8.	Related Party Transactions

In July 2014, the Company issued Caribou Therapeutics Holdco, LLC, a wholly-owned subsidiary of Caribou Biosciences, Inc. (“Caribou”), 8,110,599 Junior Preferred Units. As a result of this and related transactions, Caribou owned 15.5% of the Company’s voting interests as of March 31, 2017.

The Company recognized research and development expense of $0.4 million during the three months ended March 31, 2016 and an insignificant amount during the three months ended March 31, 2017, related to license and service agreements entered into with Caribou. In addition, the Company recognized general and administrative expense of $0.2 million during the three months ended March 31, 2016 and an insignificant amount during the three months ended March 31, 2017, related to the Company’s obligation to pay 30.0% of Caribou’s patent prosecution, filing and maintenance costs under its intellectual property license agreement with Caribou.

In connection with its entry into the collaboration and license agreement and related equity transactions with Novartis, the Company issued Novartis 4,761,905 Class A-1 Preferred Units and 2,666,666 Class A-2 Preferred Units. In August 2015, Novartis acquired 761,905 shares of the Company’s Series B Preferred Stock, and in May 2016, Novartis acquired 277,777 shares of the Company’s common stock in a private placement transaction concurrent with the Company’s IPO. As a result of these and subsequent transactions, Novartis collectively owned 15.7% of the Company’s voting interests as of March 31, 2017. Refer to Note 5, Collaborations, for additional information regarding this collaboration agreement.

The Company recognized collaboration revenue of $2.2 million and $1.8 million in the three months ended March 31, 2017 and 2016, respectively, in the consolidated statements of operations related to this agreement. As of March 31, 2017 and December 31, 2016, the Company had recorded accounts receivable of $1.0 million and $6.0 million and deferred revenue of $10.4 million and $11.6 million, respectively, related to this collaboration.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Information

This Quarterly Report on Form 10-Q contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may be identified by such forward-looking terminology as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. Our forward-looking statements are based on a series of expectations, assumptions, estimates and projections about our company, are not guarantees of future results or performance and involve substantial risks and uncertainty. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in these forward-looking statements. Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including the risks and uncertainties inherent in our statements regarding:

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

All of our forward-looking statements are as of the date of this Quarterly Report on Form 10-Q only. In each case, actual results may differ materially from such forward-looking information. We can give no assurance that such expectations or forward-looking statements will prove to be correct. An occurrence of or any material adverse change in one or more of the risk factors or risks and uncertainties referred to in this Quarterly Report on Form 10-Q or included in our other public disclosures or our other periodic reports or other documents or filings filed with or furnished to the Securities and Exchange Commission (the SEC) could materially and adversely affect our business, prospects, financial condition and results of operations. Except as required by law, we do not undertake or plan to update or revise any such forward-looking statements to reflect actual results, changes in plans, assumptions, estimates or projections or other circumstances affecting such forward-looking statements occurring after the date of this Quarterly Report on Form 10-Q, even if such results, changes or circumstances make it clear that any forward-looking information will not be realized. Any public statements or disclosures by us following this Quarterly Report on Form 10-Q that modify or impact any of the forward-looking statements contained in this Quarterly Report on Form 10-Q will be deemed to modify or supersede such statements in this Quarterly Report on Form 10-Q.

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

Our management’s discussion and analysis of our financial condition and results of operations are based upon our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q, which have been prepared by us in accordance with accounting principles generally accepted in the United States of America, (GAAP), for interim periods and with Regulation S-X promulgated under the Exchange Act. This discussion and analysis should be read in conjunction with these unaudited consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q as well as in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. The three months ended March 31, 2017 and 2016 are referred to as the first quarter of 2017 and 2016, respectively. Unless the context indicates otherwise, all references herein to our company include our wholly-owned subsidiary, Intellia Securities Corp.

We commenced active operations in mid-2014, and our operations to date have been limited to organizing and staffing our company, business planning, raising capital, developing our technology, identifying potential product candidates, undertaking preclinical research and studies and evaluating a clinical path for our pipeline programs. To date, we have financed our operations primarily through our collaborations with Novartis Institutes for BioMedical Research, Inc., (Novartis), and Regeneron Pharmaceuticals, Inc., (Regeneron), our initial public offering and private placements of our common and preferred stock. All of our revenue to date has been collaboration revenue. Since our inception and through March 31, 2017, we have raised an aggregate of approximately $358.6 million to fund our operations, of which $103.1 million was through our collaboration agreements, $170.5 million was from our initial public offering and concurrent private placements and $85.0 million was from the sale of convertible preferred stock.

We believe our product focus, therapeutic discovery and development strength, delivery expertise and intellectual property portfolio make us well-positioned to translate the potential of the CRISPR/Cas9 system into clinically meaningful genome editing-based therapeutics. To maximize our opportunity to rapidly develop clinically successful products, we are applying a risk-mitigating approach with our initial indications, which we refer to as our sentinel indications. Our approach is defined by four primary criteria: (i) the type of edit—knockout, repair or insertion; (ii) the delivery modality for in vivo and ex vivo applications; (iii) the presence of established therapeutic endpoints; and (iv) the potential for the CRISPR/Cas9 system to provide therapeutic benefits when compared to existing therapeutic modalities. Our sentinel indications include in vivo programs focused on diseases attributable to genes expressed in the liver that have significant unmet medical needs – transthyretin amyloidosis, which we are co-developing with Regeneron, chronic hepatitis B infection, alpha-1 antitrypsin deficiency and inborn errors of metabolism, including primary hyperoxaluria – as well as ex vivo applications of the technology in chimeric antigen receptor T cell (CAR-T cell) and hematopoietic stem cell (HSC), product candidates which are selectively partnered with our collaborator Novartis.

The following table illustrates our discovery programs and opportunities as of March 31, 2017:

Collaborations

•	Novartis

In December 2014, we entered into a strategic collaboration agreement with Novartis, primarily focused on the development of new ex vivo CRISPR/Cas9-based therapies using CAR-T cells and HSCs.

Agreement Structure

Under the terms of the collaboration, we and Novartis may research potential therapeutic, prophylactic and palliative ex vivo applications of our CRISPR/Cas9 technology in HSCs and CAR-T cells. We and Novartis agreed to conduct research of HSC targets under a research plan agreed upon by both parties. Within the HSC therapeutic space, Novartis may obtain exclusive rights to a limited number of these HSC targets, to be selected by Novartis in a series of selection windows. We have the right to choose a limited number of HSC targets for our exclusive development and commercialization per the specified selection schedule. Following these selections by Novartis and us, Novartis may obtain rights to research an additional limited number of HSC targets on a non-exclusive basis. Novartis is required to use commercially reasonable efforts to research, develop, and commercialize a specified number of HSC products directed to each of their selected HSC targets.

We have also agreed to collaborate with Novartis on research activities for CAR-T cell targets pursuant to the CAR-T cell program research plan approved by the CAR-T cell subcommittee of the collaboration’s joint steering committee. After completion of the activities contemplated by the CAR-T cell program research plan, Novartis will assume sole responsibility for developing any products arising from that research plan and the costs and expenses of developing, manufacturing and commercializing its selected research targets. Novartis is required to use commercially reasonable efforts to research, develop or commercialize at least one CAR-T cell product directed to each of its selected CAR-T cell targets.

In the last two years of the five-year collaboration term, Novartis will have the option to select a limited number of targets for research, development and commercialization of in vivo therapies using our CRISPR/Cas9 platform, on a non-exclusive basis. Following Novartis’ selection of each in vivo target, Novartis may offer us the right to participate in the research and development of such targets, in which case an in vivo program research plan for such target will be entered into between us and Novartis. Novartis is required to use commercially reasonable efforts to research, develop and commercialize at least one in vivo product directed to each of its selected in vivo targets. Novartis’ in vivo target selections are subject to certain restrictions, including that the targets, or all targets within a limited number of organs: (i) have not already been reserved by us pursuant to our limited right to do so under the agreement; (ii) are not the subject of a collaboration or pending collaboration with a third party; and (iii) are not the subject of ongoing or planned research and development by us.

Under the agreement, we received an upfront technology access payment of $10.0 million and are entitled to additional technology access fees of $20.0 million and quarterly research payments of $1.0 million, or up to $20.0 million in the aggregate, during the five-year research term. In addition, for each product under the collaboration, subject to certain conditions, we may be eligible to receive (i) up to $30.3 million in development milestones, including for the filing of an investigational new drug application and for the dosing of the first patient in each of Phase IIa, Phase IIb and Phase III clinical trials, (ii) up to $50.0 million in regulatory milestones for the product’s first indication, including regulatory approvals in the United States, (U.S.), and the European Union (EU), (iii) up to $50.0 million in regulatory milestones for the product’s second indication, if any, including U.S. and EU regulatory approvals, (iv) royalties on net sales in the mid-single digits, and (v) net sales milestone payments of up to $100.0 million. We may also be eligible to receive payments for: (i) each additional HSC target selected by Novartis beyond its initial defined allocation, (ii) each in vivo target that Novartis selects and (iii) any exercise by Novartis of certain license options under the agreement. Additionally, at the inception of the arrangement, Novartis invested $9.0 million to purchase our Class A-1 and Class A-2 Preferred Units. The difference between the cash proceeds received from Novartis for the units and the $11.6 million estimated fair value of those units at the date of issuance was determined to be $2.6 million. Accordingly, $2.6 million of the upfront technology access payment was allocated to record the preferred units purchased by Novartis at fair value.

Collaboration Revenue

Through March 31, 2017, excluding amounts allocated to Novartis’ purchase of our Class A-1 and Class A-2 Preferred Units, we had recorded a total of $26.4 million in cash and accounts receivable under the Novartis agreement. Through March 31, 2017, we have recognized $16.0 million of collaboration revenue, including $2.2 million and $1.8 million in the three months ended March 31, 2017 and 2016, respectively, in the consolidated statements of operations related to this agreement. As of March 31, 2017 and December 31, 2016, we had deferred revenue of $10.4 million and $11.6 million, respectively, related to this agreement.

•	Regeneron

In April 2016, we entered into a license and collaboration agreement with Regeneron. The agreement includes a product component to research, develop and commercialize CRISPR/Cas-based therapeutic products primarily focused on gene editing in the liver as well as a technology collaboration component, pursuant to which we and Regeneron will engage in research and development activities aimed at discovering and developing novel technologies and improvements to CRISPR/Cas technology to enhance our gene editing platform. Under this agreement, we also may access the Regeneron Genetics Center and proprietary mouse models to be provided by Regeneron for a limited number of our liver programs.

Agreement Structure

Under the terms of our collaboration, we and Regeneron have agreed to a target selection process, whereby Regeneron may obtain exclusive rights for up to 10 targets to be chosen by Regeneron during the collaboration term, subject to various adjustments and limitations set forth in the agreement. Of these 10 total targets, Regeneron may select up to five non-liver targets, while the remaining targets must be focused in the liver.

At the inception of the agreement, Regeneron selected the first of its 10 targets, which will be subject to a co-development and co-commercialization arrangement between us and Regeneron. We retain the exclusive right to solely develop products for certain indications. During the target selection process, we have the right to choose additional liver targets for our own development using commercially reasonable efforts. Certain targets that either we or Regeneron select may be subject to further co-development and co-commercialization arrangements at our or Regeneron’s option, as applicable, which either can exercise pursuant to defined conditions. In addition, subject to certain restrictions, Regeneron will be able to replace a limited number of targets with substitute targets upon the payment of a specified replacement fee, in which case exclusive rights to the replaced target revert to us. Regeneron’s target selections are subject to certain additional restrictions, including that non-liver targets are not the subject of ongoing or planned research and development by us or are not the subject of a collaboration or pending collaboration with a third party.

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

In connection with this collaboration, Regeneron agreed to purchase $50.0 million of our common stock in a private placement, concurrent with our initial public offering, and we received a nonrefundable upfront payment of $75.0 million. In addition, we are eligible to earn, on a per-licensed target basis, up to $25.0 million, $110.0 million and $185.0 million in development, regulatory and sales-based milestone payments, respectively. We are also eligible to earn royalties ranging from the high single digits to low teens, in each case, on a per-product basis, which royalties are potentially subject to various reductions and offsets and are further subject to our existing low single-digit royalty obligations under a license agreement with Caribou Biosciences, Inc. (“Caribou”). In addition, Regeneron is obligated to fund 50.0% of the agreed-upon research and development costs for the ATTR program, the first target selected by Regeneron, which will be subject to a co-development and co-commercialization arrangement between us and Regeneron.

Collaboration Revenue

Through March 31, 2017, we have recorded a $75.0 million upfront payment and $1.4 million for research and development services under the Regeneron agreement. Through March 31, 2017, we recognized $12.8 million of collaboration revenue, including $4.1 million in the three months ended March 31, 2017, in the consolidated statement of operations. As of March 31, 2017 and December 31, 2016, we had deferred revenue of $63.6 million and $66.7 million, respectively, related to this agreement.

Results of Operations

Collaboration Revenue

The following is a comparison of collaboration revenue for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016	Increase
	(In millions)
Collaboration revenue	$6.2	$1.8	$4.4

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

During the three months ended March 31, 2017, collaboration revenue consisted of amounts recognized from deferred revenue related to upfront technology access payments for licenses, technology access fees and research funding under the Novartis collaboration as well as amounts recognized from deferred revenue related to an upfront payment received and amounts for research and development services under the Regeneron collaboration. During the three months ended March 31, 2016, collaboration revenue consisted of amounts recognized from deferred revenue related to upfront technology access payments for licenses, technology access fees and research funding under the Novartis collaboration. The increase in collaboration revenue during the three months ended March 31, 2017 is related to the recognition of amounts under the Regeneron collaboration, which was entered into in April 2016.

Research and Development

The following is a comparison of research and development expenses for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016	Increase
	(In millions)
Research and development	$13.4	$5.2	$8.2

Research and development expenses consist of expenses incurred in performing research and development activities, including compensation and benefits, which includes equity-based compensation, for full-time research and development employees, facility-related expenses, overhead expenses, lab supplies and contract research services including, in 2016, research services provided to us by Caribou, pursuant to a services agreement that we entered into with Caribou in July 2014 and which expired in November 2016.

Research and development expenses increased $8.2 million to $13.4 million during the three months ended March 31, 2017, as compared to $5.2 million in the three months ended March 31, 2016. This increase is primarily driven by our growth to 88 research and development employees as of March 31, 2017 from 44 research and development employees as of March 31, 2016, and the advancement of our early-stage research programs, collectively resulting in increases in salaries and related compensation expenses as well as laboratory supplies and research materials.

Through 2017, we expect research and development expenses to increase as we continue to grow our research and development team and continue to advance our research plans.

General and Administrative

The following is a comparison of general and administrative expenses for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016	Increase
	(In millions)
General and administrative	$5.7	$3.2	$2.5

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

General and administrative expenses increased $2.5 million to $5.7 million during the three months ended March 31, 2017, compared to $3.2 million in the three months ended March 31, 2016, primarily related to increased salary and related headcount-based expenses, including equity-based compensation expense, as we grew to 31 general and administrative employees as of March 31, 2017 from 17 general and administrative employees as of March 31, 2016.

Interest Income

Interest income is income earned on our cash equivalents. The increase in interest income is due to the increase in interest-bearing money market accounts, commercial paper and U.S. treasury securities, as compared to the same period in the prior year.

Liquidity and Capital Resources

Since our inception through March 31, 2017, we have raised an aggregate of $358.6 million to fund our operations, of which $103.1 million was through our collaboration agreements, $170.5 million was from our initial public offering and concurrent private placements and $85.0 million was from the sale of convertible preferred stock. As of March 31, 2017, we had $257.6 million in cash and cash equivalents.

In addition, we are entitled to receive technology access fees and research payments under our collaboration with Novartis and are also eligible to earn a significant amount of milestone payments and royalties, in each case, on a per-product basis under our collaboration with Novartis and on a per-target basis under our collaboration with Regeneron. Our ability to earn these milestones and the timing of achieving these milestones is dependent upon the outcome of our research and development activities and is uncertain at this time. Our rights to payments under our collaboration agreements are our only committed external source of funds.

Funding Requirements

Our primary uses of capital are, and we expect will continue to be, research and development services, compensation and related expenses, laboratory and related supplies, legal and other regulatory expenses, patent prosecution filing and maintenance costs for our licensed intellectual property and general overhead costs. Through 2017, we expect our expenses to increase compared to prior periods in connection with our ongoing activities, particularly as we continue research and development and preclinical activities and spend a full year occupying our new office and laboratory facility, which we began to occupy in the fourth quarter of 2016.

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

Outlook

Based on our research and development plans and our timing expectations related to the progress of our programs, we expect that our cash and cash equivalents as of March 31, 2017, as well as technology access and research funding that we expect to receive from Novartis, will enable us to fund our ongoing operating expenses and capital expenditures through mid-2019, without giving effect to any potential milestone payments or extension fees we may receive under our collaboration agreements with Novartis and Regeneron. We have based this estimate on current assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect.

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

Cash Flows

The following is a summary of cash flows for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
	(In millions)
Net cash used in operating activities	$(11.4)	$(9.4)
Net cash used in investing activities	(4.2)	(1.0)
Net cash provided by (used in) financing activities	—	(1.2)

Net cash used in operating activities

Net cash used in operating activities of $11.4 million during the three months ended March 31, 2017 primarily reflects increased spend in our research and development and general and administrative activities, offset in part by the receipt of $6.0 million in additional payments from Novartis. Net cash used in operating activities of $9.4 million during the three months ended March 31, 2016 reflects spend in our research and development and general and administrative activities as well as the payment of a $2.2 million security deposit for our new office and laboratory facilities in Cambridge, Massachusetts.

Net cash used in investing activities

Net cash used in investing activities during the three months ended March 31, 2017 and 2016 relate solely to purchases of property and equipment as we grow our operations and build out our office and laboratory facilities.

Net cash provided by (used in) financing activities

Net cash provided by financing activities in the three months ended March 31, 2017 is made up of $47,000 in cash received from the exercise of stock options. Net cash used in financing activities of $1.2 million during the three months ended March 31, 2016 includes the payment of public offering costs, preferred stock issuance costs from our Series B Preferred stock financing in 2015 and amounts paid that were allocated to the value of intellectual property licensed from Caribou.

Critical Accounting Policies

Our critical accounting policies require the most significant judgments and estimates in the preparation of our consolidated financial statements. Management has determined that our most critical accounting policies are those relating to revenue recognition and equity-based compensation. There have been no significant changes to our critical accounting policies discussed in our Annual Report on Form 10-K for the year ended December 31, 2016.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB), issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes existing revenue recognition guidance. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The standard defines a five-step process to achieve this principle and will require companies to use more judgment and make more estimates than under the current guidance. We expect that these judgments and estimates will include identifying performance obligations in the customer contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. The FASB continues to address certain implementation issues and clarify certain core revenue recognition principles of ASU 2014-09. In July 2015, the FASB voted to delay the effective date of this standard such that ASU 2014-09, as amended by ASU 2016-10, will be effective for us for annual and interim periods beginning after December 15, 2017. Early adoption of the standard is permitted for annual periods beginning after December 15, 2016. We continue to evaluate the impact that the adoption of these ASUs will have on our consolidated financial statements; however, we do not expect that adoption of this standard will have a significant impact on our consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases. ASU 2016-02 amends ASC 840, Leases, by introducing a lessee model that requires balance sheet recognition of most leases. We are the lessee under certain leases that are accounted for as operating leases. The proposed changes would require that substantially all of our operating leases be recognized as assets and liabilities on our balance sheet. ASU 2016-02 will be effective for us for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. We are evaluating the impact that the adoption of ASU 2016-02 will have on our consolidated financial statements but expect that we will recognize a significant lease obligation upon adoption in connection with our existing lease agreements.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 amends ASC 718, Compensation – Stock Compensation, by simplifying certain aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, statutory tax withholding requirements and the classification in the statement of cash flows. ASU 2016-09 was adopted ASU 2016-09 on January 1, 2017 and did not have a material impact on our consolidated financial statements

Contractual Obligations

There were no material changes to our contractual obligations during the three months ended March 31, 2017. For a complete discussion of our contractual obligations, please refer to our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2016.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements as defined under the rules and regulations of the Securities and Exchange Commission.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of March 31, 2017, we had cash equivalents of $255.7 million consisting of interest-bearing money market accounts, commercial paper and U.S. treasury securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and the low risk profile of these investments, an immediate 100 basis point change in interest rates at levels as of March 31, 2017 would not have a material effect on the fair market value of our cash equivalents.

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

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2017.

Changes in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A.	Risk Factors

Investing in our common stock involves a high degree of risk. Careful consideration should be given to the following risk factors, in addition to the other information set forth in this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K for the year ended December 31, 2016 and in other documents that we file with the SEC, in evaluating the Company and our business. If any of the following risks and uncertainties actually occurs, our business, prospects, financial condition and results of operations could be materially and adversely affected. The risks described below are not intended to be exhaustive and are not the only risks facing the Company. New risk factors can emerge from time to time, and it is not possible to predict the impact that any factor or combination of factors may have on our business, prospects, financial condition and results of operations.

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

We are focused on developing potentially curative medicines utilizing the CRISPR/Cas9 genome editing technology. Although there have been significant advances in the field of gene therapy, which typically involves introducing a copy of a gene into a patient’s cell, and genome editing in recent years, CRISPR-based genome editing technologies are relatively new, and their therapeutic utility is largely unproven. The CRISPR/Cas9 technologies that we have licensed and that we intend to develop have not yet been clinically tested by us, nor are we aware of any clinical trials for safety or efficacy having been completed by third parties involving these technologies. The scientific evidence to support the feasibility of developing products based on these technologies is both preliminary and limited. Successful development of products by us will require solving a number of issues, including safely delivering a therapeutic into target cells within the human body or in an ex vivo setting, optimizing the efficiency and specificity of such products, and ensuring the therapeutic selectivity and efficacy of such products. There can be no assurance we will be successful in solving any or all of these issues.

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

Intellectual property owned by third parties relating to CRISPR/Cas9 or other related technologies necessary to develop, manufacture and commercialize CRISPR/Cas9 therapeutics, such as delivery technologies, chemical modifications and manufacturing methods, could adversely impact our ability to ultimately market and sell products. Currently, the Regents of the University of California and the University of Vienna (collectively, UC/Vienna) co-own a worldwide patent portfolio with Dr. Emmanuelle Charpentier, which covers methods of use and compositions relating to engineered CRISPR/Cas9 systems for, among other things, cleaving or editing DNA and altering gene product expression in various organisms, including eukaryotic cells, which to-date includes granted patents from the United Kingdom’s Intellectual Property Office and a decision to grant from the European Patent Office. We refer to this co-owned worldwide patent portfolio as the UC/Vienna/Charpentier patent family. Through our 2014 license agreement with Caribou, we sublicense the UC/Vienna rights to these patents for human therapeutic, prophylactic and palliative uses, including companion diagnostics, except for anti-fungal and anti-microbial uses. The Broad Institute, Massachusetts Institute of Technology and the President and Fellows of Harvard College co-own patents and patent applications that also claim aspects of CRISPR/Cas9 systems to edit genes in eukaryotic cells, including human cells (collectively, the Broad Institute patent family). Because the respective owners of the UC/Vienna/Charpentier patent application and the Broad Institute patent family both allege owning intellectual property claiming aspects of CRISPR/Cas9 systems and methods to edit genes in eukaryotic cells, including human cells, our ability to market and sell CRISPR/Cas9-based human therapeutics may be impacted. In January 2016, the Patent Trial and Appeal Board (PTAB) initiated an interference proceeding to determine which set of intellectual property was invented first and, thus, entitled to the patents covering these inventions. On February 15, 2017, the PTAB dismissed the proceeding finding that the respective patent claims involved in the interference were distinct such that they did not meet the legal requirement to proceed with the interference. As a result of this proceeding’s dismissal, the PTAB did not make a decision regarding which party actually first invented the use of CRISPR/Cas9 systems and methods to edit genes in eukaryotic cells. In April 2017, UC/Vienna/Charpentier appealed to the U.S. Court of Appeals for the Federal Circuit seeking a review and reversal of the PTAB’s decision to terminate the interference. For additional information regarding the risks that may apply to our and our licensors’ intellectual property rights, see the section entitled “Risks Related to Our Intellectual Property” appearing elsewhere in this report for more information.

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

Our approach to developing therapies for genetic and viral-based diseases centers on using the CRISPR/Cas9 technology to introduce or remove genetic information to treat various disorders. Because this is a new therapeutic approach, discovering, developing and commercializing our product candidates subject us to a number of challenges, including:

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

Additionally, because our technology involves gene editing across multiple cell and tissue types, we are subject to many of the challenges and risks that gene therapies face, including:

•	regulatory requirements governing gene and cell therapy products have changed frequently and may continue to change in the future. To date, no products that involve the genetic modification of patient cells have been approved in the United States and a limited number have been approved in the EU;

•	improper insertion of a gene sequence into a patient’s chromosome could lead to cancer, other aberrantly functioning cells or other diseases, including death;

•	the FDA recommends a follow-up observation period of 15 years or longer for all patients who receive treatment using gene therapies, and we may need to adopt such an observation period for our product candidates; and

•	clinical trials using genetically modified cells conducted at institutions that receive funding for recombinant DNA research from the NIH, are subject to review by the RAC. Although the FDA decides whether individual protocols may proceed, the RAC review process can impede the initiation of a clinical trial, even if the FDA has reviewed the study and it has become effective under an IND.

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

Further, significant uncertainty exists regarding the future scope and effect of the FDA’s regulatory framework, in particular relating to the review and approval of human therapeutic products because the new U.S. administration and federal legislators have publicly declared their intention to significantly modify the current regulatory framework. Any such changes to the FDA requirements could impact our ability to obtain approval for our products or sell them profitably. In addition, in the EU, the decision of the United Kingdom to withdraw from the European Union may require the EMA to relocate to another country and recruit and retain new personnel to review and approve our submissions for regulatory approval in Europe. EMA’s relocation could result in delays and other changes that may impact the timing and our ability to obtain approval for our products. Also, the United Kingdom may enact legislation related to the approval and oversight of human therapeutics in that nation. Until any such legislation is enacted, we will be uncertain as to its effects on our business, including our ability to seek and obtain approval for our products in the United Kingdom.

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

We intend to seek approval to market our product candidates in both the United States and in selected foreign jurisdictions. If we obtain approval in one or more foreign jurisdictions for our product candidates, we will be subject to rules and regulations in those jurisdictions. In some foreign countries, particularly those in the EU, the pricing of pharmaceutical products, including biologics, is subject to governmental control and other market regulations which could put pressure on the pricing and usage of our product candidates. In these countries, pricing negotiations with governmental authorities can take considerable time after obtaining marketing approval of a product candidate. In addition, market acceptance and sales of our product candidates will depend significantly on the availability of adequate coverage and reimbursement from third-party payors for our product candidates and may be affected by existing and future health care reform measures.

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

We do not currently have any product candidates. We are at an early stage of development and our technology and approach has not yet led, and may never lead, to any product candidate or any approved or commercially successful products. Even if we are successful in building our pipeline of product candidates, completing clinical development, obtaining regulatory approvals and commercializing product candidates will require substantial additional funding and are prone to the risks of failure inherent in therapeutic product development. Investment in biopharmaceutical product development involves significant risk that any potential product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, gain regulatory approval, or become commercially viable.

We cannot provide any assurance that we will be able to successfully advance any product candidates that we discover through the research process. Our research programs may initially show promise, yet fail to yield product candidates for clinical development or commercialization for many reasons, including the following:

•	our technology and approach may not be successful in identifying product candidates;

•	we may not be able or willing to assemble sufficient resources to acquire or discover product candidates;

•	our product candidates may not succeed in preclinical or clinical testing;

•	our planned risk mitigation strategy for selecting our sentinel indications may fail or we may not be able to efficiently apply learnings from our initial development programs to future development programs;

•	we may be unable to optimize the therapeutic efficiency, specificity, or selectivity of our future product candidates;

•	our therapeutic delivery systems may fail so that even a product candidate with therapeutic activity might not demonstrate a clinically meaningful therapeutic effect;

•	a product candidate may not demonstrate in patients the biological, chemical and pharmacological properties identified in laboratory and non-clinical studies, or they may interact with human biological systems in unforeseen, ineffective or even harmful ways;

•	a product candidate may on further study be shown to have harmful side effects or other characteristics that indicate it is unlikely to be effective or otherwise does not meet applicable regulatory criteria;

•	the therapeutic effect of a product candidate may not be permanent and may diminish over time;

•	a single treatment course may not be sufficient for a cure or therapeutic benefit; it may take several treatment courses for the product to be effective;

•	a well-defined and achievable pathway to regulatory approval may never materialize for a specific product candidate;

•	competitors may develop alternatives that render our product candidates obsolete or less attractive;

•	product candidates we develop may be covered by third-party or other exclusive rights or may not receive desired regulatory exclusivity, and we may be unable to maintain, expand or protect our intellectual property rights;

•	the market for a product candidate may change during our program so that the continued development of that product candidate is no longer reasonable;

•	a product candidate may not be capable of being produced in commercial quantities at an acceptable cost, or at all;

•	we may be unable to successfully maintain existing collaborations or licensing arrangements or enter into new ones throughout the development process as appropriate; and

•	a product candidate may not be accepted as safe and effective by physicians, patients, hospitals, third-party payors and others in the medical community.

If any of these events occur, we may be forced to abandon our development efforts for a program or programs, or we may not be able to identify, discover, develop or commercialize product candidates, which would have a material adverse effect on our business and could potentially cause us to cease operations.

Because we have limited financial and managerial resources, we focus on research programs that we identify as our sentinel indications. As a result, we may fail to capitalize on viable commercial products or profitable market opportunities, be required to forego or delay pursuit of opportunities with other product candidates or other diseases that may later prove to have greater commercial potential, or relinquish valuable rights to such product candidates through collaboration, licensing or other royalty arrangements in cases in which it would have been advantageous for us to retain sole development and commercialization rights. For additional information regarding the factors that will affect our ability to achieve revenue from product sales, see the risk factor entitled “We have never generated any revenue from product sales and our ability to generate revenue from product sales and become profitable depends significantly on our success in a number of factors.”

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

Successful completion of clinical trials is a prerequisite to submitting an NDA or BLA to the FDA, a Marketing Authorization Application to the EMA and similar approval filings to comparable foreign regulatory authorities, for each product candidate and, consequently, the ultimate approval and commercial marketing of any product candidates. We do not know whether any of our clinical trials will begin or be completed on schedule, if at all.

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

Competitors in our efforts to provide genetic therapies to patients can be grouped into at least three sets based on their product discovery platforms:

•	gene editing companies focused on CRISPR/Cas9 including: Casebia Therapeutics, CRISPR Therapeutics, Inc., Editas Medicine, Inc., ToolGen, Inc. and Tracr Hematology Limited;

•	other gene editing companies including: bluebird bio, Inc., Cellectis S.A., Poseida, Inc., Precision BioSciences, Inc. and Sangamo BioSciences; and

•	gene therapy companies developing ex vivo therapies including: bluebird bio, Inc., Cellectis S.A., Juno Therapeutics, Inc. and Kite Pharma, Inc.

Our competitors will also include companies that are or will be developing other gene editing methods as well as small molecules, biologics, in vivo gene therapies and nucleic acid-based therapies for the same indications that we are targeting with our CRISPR/Cas9-based therapeutics.

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

We are not profitable and have incurred losses in each period since our inception. Our net loss was $12.6 million for the quarter ended March 31, 2017. As of March 31, 2017, we had an accumulated deficit of $66.2 million. We expect these losses to increase as we continue to incur significant research and development and other expenses related to our ongoing operations, seek regulatory approvals for our future product candidates, scale-up manufacturing capabilities, maintain, expand and protect our intellectual property portfolio and hire additional personnel to support the development of our product candidates and to enhance our operational, financial and information management systems.

A critical aspect of our strategy is to invest significantly in our technology to improve the efficacy and safety of potential product candidates that we discover. Even if we succeed in discovering, developing and ultimately commercializing one or more of these product candidates, we will continue to incur losses for the foreseeable future relating to our substantial research and development expenditures to develop our technologies. We may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital. Further, the net losses we incur may fluctuate significantly from quarter to quarter and year to year, such that a period-to-period comparison of our results of operations may not be a good indication of our future performance.

We may need to raise substantial additional funding to fund our operations. If we fail to obtain additional financing, we may be unable to complete the development and commercialization of any product candidates.

Our operations have required substantial amounts of cash since inception, and we expect to spend substantial amounts of our financial resources on our discovery programs going forward. If we are able to identify product candidates that are eventually approved, we will require significant additional amounts in order to launch and commercialize our product candidates. For the foreseeable future, we expect to continue to rely on additional financing to achieve our business objectives.

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

We are highly dependent on the research and development, clinical, legal and business development expertise of Nessan Bermingham, Ph.D., our President and Chief Executive Officer, John M. Leonard, M.D., our Executive Vice President, Research & Development, Graeme Bell, our Executive Vice President, Chief Financial Officer, and José E. Rivera, our Executive Vice President, General Counsel, as well as the other principal members of our management, scientific and clinical teams. Although we have entered into employment arrangements with our executive officers, each of them may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees.

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

In December 2014, we entered into a collaboration agreement with Novartis regarding the discovery of new CRISPR/Cas9-based therapies principally using CAR-T cells and HSCs. Under the Novartis collaboration agreement, we received a commitment to advance multiple programs. Pursuant to the Novartis agreement, we granted Novartis exclusive rights to further develop and commercialize products arising out of the CAR-T cell program during the research term. Regarding HSCs, we plan to jointly advance multiple programs with Novartis and have agreed to a process for assigning development and ownership rights, which will enable us to develop our own proprietary HSC pipeline.

In April 2016, we entered into a collaboration agreement with Regeneron that includes a product component to research, develop and commercialize CRISPR/Cas-based therapeutic products primarily focused on gene editing in the liver as well as a technology collaboration component, pursuant to which we and Regeneron will engage in research and development activities aimed at discovering and developing novel technologies and improvements to CRISPR/Cas technology to enhance our gene editing platform. Pursuant to the Regeneron collaboration agreement, we granted Regeneron exclusive rights to select up to 10 targets, subject to certain restrictions, while we retain the rights to solely develop our sentinel indications, other than ATTR, which is subject to a co-development and co-commercialization arrangement with Regeneron, and have the right to choose additional liver targets for our own development during the collaboration term. Certain other of the development targets under the Regeneron agreement may also be subject to a co-development/co-commercialization arrangement with the other party at the other party’s option.

Either Novartis or Regeneron may change its strategic focus or pursue alternative technologies in a manner that results in reduced, delayed or no revenue to us. Each of Novartis and Regeneron has a variety of marketed products and product candidates under collaboration with other companies, including some of our competitors, and the respective corporate objectives of Novartis or Regeneron may not be consistent with our best interests. If either of our collaboration partners fails to develop, obtain regulatory approval for or ultimately commercialize any product candidate from the development programs governed by the respective collaboration agreement in the applicable territories, or if either of our collaboration partners terminates our collaboration with it, our business, financial condition, results of operations and prospects could be harmed. In addition, any dispute or litigation proceedings we may have with either Novartis or Regeneron in the future could delay development programs, create uncertainty as to ownership of or access to intellectual property rights, distract management from other business activities and generate substantial expense.

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

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. For example, recent political unrest and global financial crises caused extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn, political unrest or additional global financial crises could result in a variety of risks to our business, including weakened demand for our products, if approved, or our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate, further political developments and financial market conditions could adversely impact our business.

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

Manufacturers and manufacturers’ facilities are required to comply with extensive FDA and comparable foreign regulatory authority requirements, including ensuring that quality control and manufacturing procedures conform to cGMP and, in certain cases, cGTP requirements. As such, we and our contract manufacturers will be subject to continual review and inspections to assess compliance with cGMP and adherence to commitments made in any NDA or BLA, other marketing applications, and previous responses to inspection observations. Accordingly, we and others with whom we work must continue to expend time, money, and effort in all areas of regulatory compliance, including manufacturing, production and quality control.

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

Third-party payors, whether domestic or foreign, or governmental or commercial, are developing increasingly sophisticated methods of controlling healthcare costs. In both the United States and certain foreign jurisdictions, there have been, and are expected to continue to be, a number of legislative and regulatory changes to the health care system that could impact our ability to sell our products profitably. In the United States, however, significant uncertainty exists regarding the provision and financing of health care because the new administration and federal legislators have publicly declared their intention to significantly modify the current legal and regulatory framework for the health care system but details have not been agreed upon or disclosed.

Current legislation at the United States federal and state levels seeks to reduce healthcare costs and improve the quality of healthcare. In March 2010, the Affordable Care Act was enacted, which substantially changed the way health care is financed by both governmental and private insurers, and significantly impacted the U.S. pharmaceutical and biotechnology industry. The Affordable Care Act, among other things, subjects biologic products to potential competition by lower-cost biosimilars, addresses a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, increases the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program, extends the Medicaid Drug Rebate program to utilization of prescriptions of individuals enrolled in Medicaid managed care organizations, subjects manufacturers to new annual fees and taxes for certain branded prescription drugs and biologic agents and provides incentives to programs that increase the federal government’s comparative effectiveness research. At this time, the full effect that the Affordable Care Act would have on our business remains unclear. Further, significant uncertainty exists regarding the future scope and effect of the Affordable Care Act because the new administration and federal legislators have publicly declared their intention to significantly modify or repeal the legislation. We cannot predict the ultimate form or timing of any modification to, or repeal of, the Affordable Care Act or the effect that such modification or repeal would have on our business. Recent public announcements by the U.S. administration and members of the U.S. Congress have emphasized the administration’s significant interest in pursuing prompt healthcare reform. Such reform efforts and any resulting changes to the Affordable Care Act could impact our ability to sell our products profitably.

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

There have been, and likely will continue to be, legislative and regulatory proposals at the foreign, federal and state levels directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. As indicated previously, significant uncertainty exists regarding the future scope and effect of current health care legislation and regulations because the new administration and federal legislators have publicly declared their intention to significantly modify or repeal the current legislative framework. We cannot predict the initiatives that may be adopted in the future, any of which could limit or modify the amounts that foreign, federal and state governments as well as private payors, including patients, will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

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

We may be subject, directly or indirectly, to federal and state healthcare fraud and abuse laws, false claims laws, physician payment transparency laws, health information privacy and security laws and anti-corruption laws. If we are unable to comply, or have not fully complied, with such laws or their relevant foreign counterparts, we could face substantial penalties.

If we obtain FDA approval for any of our product candidates and begin commercializing those products in the United States, our operations may be directly, or indirectly through our customers and third-party payors, subject to various federal and state fraud and abuse laws, including, without limitation, the federal Anti-Kickback Statute, the federal False Claims Act, and physician sunshine laws and regulations. These laws or their relevant foreign counterparts may impact, among other things, our proposed sales, marketing, and education programs and our relationships with healthcare providers, physicians and other parties through which we market, sell and distribute our products for which we obtain marketing approval. In addition, we may be subject to patient privacy regulation by the federal government and the states in the United States as well as other jurisdictions. The laws that may affect our ability to operate include:

•	the federal Anti-Kickback Statute, which prohibits, among other things, knowingly and willfully soliciting, receiving, offering or paying any remuneration (including any kickback, bribe, or rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce, or in return for, either the referral of an individual, or the purchase, lease, order or recommendation of any good, facility, item or service, for which payment may be made, in whole or in part, under a federal healthcare program, such as the Medicare and Medicaid programs. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

•	federal civil and criminal false claims laws and civil monetary penalties laws, including the civil False Claims Act, which impose criminal and civil penalties on individuals or entities for, among other things, knowingly presenting, or causing to be presented to the U.S. federal government, claims for payment or approval that are false or fraudulent or knowingly making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government. In addition, the government may assert that a claim including items and services resulting from a violation of the U.S. federal Anti-Kickback Statute constitutes a false of fraudulent claim for purposes of the False Claims Act;

•	the federal Health Insurance Portability and Accountability Act of 1996 (HIPAA), which imposes criminal and civil liability for knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private) and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items or services. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

•	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, and their respective implementing regulations, which impose requirements on certain covered healthcare providers, health plans, and healthcare clearinghouses as well as their respective business associates that perform services for them that involve the use, or disclosure of, individually identifiable health information, relating to the privacy, security and transmission of individually identifiable health information without appropriate authorization;

•	the U.S. federal physician payment transparency requirements, sometimes referred to as the “Physician Payments Sunshine Act,” created under the Affordable Care Act, and their implementing regulations, which require manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program to report annually to the Centers for Medicare and Medicaid Services, information related to payments or other transfers of value made to physicians, other healthcare providers, and teaching hospitals, as well as ownership and investment interests held by physicians, other healthcare providers, and their immediate family members;

•	the Foreign Corrupt Practices Act (FCPA) and other laws which prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. persons and issuers as defined by the statute for the purpose of obtaining or retaining business; and

•	the Federal Food, Drug and Cosmetic Act, which prohibits, among other things, the commercialization of adulterated or misbranded of drugs and medical devices.

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

The increasingly global nature of our business operations subjects us to domestic and foreign anti-bribery and anti-corruption laws and regulations, such as the FCPA. Activities conducted in jurisdictions outside of the U.S. create the risk of unauthorized payments or offers of payments that are prohibited under the FCPA or comparable laws and regulations. It is our policy to implement safeguards to discourage these practices by our employees. However, these safeguards may ultimately prove ineffective, and our employees, consultants, and agents may engage in conduct for which we might be held responsible. Violations of the FCPA may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition.

Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations as well as other domestic and foreign legal requirements will involve substantial costs. It is possible that governmental and enforcement authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law interpreting applicable fraud and abuse or other healthcare laws and regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of civil, criminal and administrative penalties, damages, disgorgement, monetary fines, possible exclusion from participation in Medicare, Medicaid and other U.S. federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, and curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations. In addition, the approval and commercialization of any of our product candidates outside the United States will also likely subject us to foreign equivalents of the healthcare laws mentioned above, among other foreign laws.

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

Third parties asserting their patent rights against us may seek and obtain injunctive or other equitable relief, which could effectively block our ability to further develop and commercialize our product candidates. For example, the Broad Institute patent family includes issued patents in the U.S. and Europe that purport to cover certain aspects of the CRISPR/Cas9 gene editing platform for use on eukaryotic cells, including human cells. In January 2016, an interference proceeding was declared in the USPTO between the claims from one UC/Vienna/Charpentier patent application we license through Caribou and certain U.S. patents and one application of the Broad Institute patent family to determine which set of inventors invented first and, thus, is entitled to patents on the invention. In February 2017, the PTAB dismissed the interference proceeding without making any decision regarding inventorship or priority between the patents and applications at issue. It is now possible that the Broad Institute could seek to assert its patent family against us based on our CRISPR/Cas9-based activities, including commercialization. Defense of these or similar claims, regardless of their merit, would involve substantial litigation expense, would be a substantial diversion of management and other employee resources from our business and may impact our reputation. In the event of a successful claim of infringement against us, we may have to pay substantial damages, including treble damages and attorneys’ fees for any adjudicated willful infringement, obtain one or more licenses from third parties, pay royalties or redesign our infringing products, which may be impossible or require substantial time and monetary expenditure. In that event, we may be unable to further develop and commercialize our product candidates, which could harm our business significantly.

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

The Broad Institute patent family includes issued patents in the U.S. and Europe that purport to cover certain aspects of the CRISPR/Cas9 gene editing platform for use on eukaryotic cells, including human cells. On January 11, 2016, the PTAB declared an interference proceeding between certain patents and a patent application of the Broad Institute patent family and one UC/Vienna/Charpentier patent application to determine, based on priority of invention, whether the contested inventions belong either to UC/Vienna/Charpentier or to the Broad Institute. This interference proceeding was discontinued by the PTAB in February 2017 without any finding regarding inventorship or priority. In discontinuing the interference proceeding, the PTAB found that the claim sets presented by the two parties were “patentably distinct” from each other and, thus, did not meet the statutory requirements for continuing the proceeding. In April 2017, UC/Vienna/Charpentier appealed to the U.S. Court of Appeals for the Federal Circuit seeking a review and reversal of the PTAB’s decision to terminate the interference. In addition, UC/Vienna/Charpentier continue to prosecute other patent claims covering the CRISPR/Cas9 inventions, which could also result in allowable or issued patents in the United States. Certain of the claims being prosecuted by UC/Vienna/Charpentier, if found allowable by the USPTO, could lead to interference proceedings against patents or patent applications owned by other parties, including the Broad Institute patent family, with respect to certain claims relating to the use of CRISPR/Cas9 in eukaryotic cells. We cannot be certain which of these results, if any, will actually occur. Further, the effects that any such results may have on us and our intellectual property position, including whether UC/Vienna/Charpentier will ultimately be successful in prosecuting to issuance a patent covering the CRISPR/Cas9 system that we are able to use under our license agreement with Caribou, are currently unknown. The Broad could seek to assert its issued patents against us based on our CRISPR/Cas9-based activities, including commercialization. Defense of these claims, regardless of their merit, would involve substantial litigation expense, would be a substantial diversion of management and other employee resources from our business and may impact our reputation. In the event of a successful claim of infringement against us, we may have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, obtain one or more licenses from third parties, pay royalties or redesign our infringing products, which may be impossible or require substantial time and monetary expenditure. In that event, we could be unable to further develop and commercialize our product candidates, which could harm our business significantly.

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

Our executive officers, directors and principal stockholders, together with their respective affiliates, beneficially owned approximately 74.6% of our capital stock as of March 31, 2017. Accordingly, our executive officers, directors and principal stockholders, if they choose to act together, will be able to determine the composition of the board of directors, retain the voting power to approve all matters requiring stockholder approval, including mergers and other business combinations, and continue to have significant influence over our operations. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us that may be in the best interests of our stockholders. This in turn could have a material adverse effect on our stock price and may prevent attempts by our stockholders to replace or remove the board of directors or management.

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

Use of Proceeds from Initial Public Offering of Common Stock

In May 2016, we issued and sold 6,900,000 shares of our common stock, including 900,000 shares of common stock sold pursuant to the underwriters’ full exercise of their option to purchase additional shares, in our initial public offering (IPO) at a public offering price of $18.00 per share, for aggregate gross proceeds of $124.2 million. All of the shares issued and sold in the IPO were registered under the Securities Act pursuant to a Registration Statement on Form S-1 (File No. 333-210689), which was declared effective by the SEC on May 5, 2016. Credit Suisse Securities (USA) LLC, Jeffries LLC and Leerink Partners LLC acted as joint book-running managers of the offering and as representatives of the underwriters. Wedbush Securities Inc. acted as manager for the offering. The offering commenced on May 5, 2016 and did not terminate until the sale of all of the shares offered.

The estimated net proceeds to us, after deducting underwriting discounts of $8.7 million and offering expenses of $3.4 million, were approximately $112.1 million. No offering expenses were paid directly or indirectly to any of our directors or officers, or their associates, or persons owning 10.0% or more of any class of our equity securities or to any other affiliates.

As of March 31, 2017, we have used approximately $58.1 million of the net offering proceeds primarily to advance the research and development of our product candidates for our sentinel indications, to progress additional in vivo and ex vivo pipeline product candidates, to further develop our delivery technologies and CRISPR/Cas9 gene editing platform and for working capital and general corporate purposes. We are holding a significant portion of the balance of the net proceeds from the offering in interest-bearing money market accounts, commercial paper and U.S. treasury securities. There has been no material change in our planned use of the balance of the net proceeds from what was described in our Prospectus that forms a part of our Registration Statement on Form S-1 (File No. 333-210689), which was filed with the SEC on May 5, 2016, pursuant to Rule 424(b)(4) under the Securities Act.

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, by Nessan Bermingham, Ph.D., President and Chief Executive Officer of the Company, and Graeme Bell, Executive Vice President, Chief Financial Officer of the Company. (1)

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Filed with this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 2, 2017

INTELLIA THERAPEUTICS, INC.

By:	/s/ Nessan Bermingham
Nessan Bermingham, Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Graeme Bell
Graeme Bell
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)