Form 10-Q
period 2017-06-30
Intellia Therapeutics, Inc.
filed 2017-08-01
CIK 1652130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

The number of shares outstanding of the registrant’s common stock as of July 28, 2017: 36,112,921 shares.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

INTELLIA THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Amounts in thousands except share and per share data)

	June 30, 2017	December 31, 2016
ASSETS
Current Assets:
Cash and cash equivalents	$241,047	$273,064
Accounts receivable	2,764	6,454
Prepaid expenses and other current assets	2,108	1,788
Total current assets	245,919	281,306
Property and equipment, net	12,578	10,628
Other assets	6,478	7,035
Total Assets	$264,975	$298,969
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$2,267	$4,652
Accrued expenses	5,312	5,900
Current portion of deferred revenue	18,792	20,178
Total current liabilities	26,371	30,730
Deferred revenue, net of current portion	50,785	58,109
Other long-term liabilities	234	293
Commitments and contingencies
Stockholders' Equity:
Common stock, $0.0001 par value; 120,000,000 shares authorized, 36,064,517 shares and 36,018,540 shares issued and outstanding, respectively	4	4
Additional paid-in capital	269,375	263,403
Accumulated deficit	(81,794)	(53,570)
Total stockholders' equity	187,585	209,837
Total Liabilities and Stockholders' Equity	$264,975	$298,969

See notes to consolidated financial statements.

INTELLIA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Amounts in thousands except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Collaboration revenue	$5,917	$4,206	$12,132	$5,983
Operating expenses:
Research and development	15,565	7,423	28,996	12,648
General and administrative	6,369	3,729	12,101	6,975
Total operating expenses	21,934	11,152	41,097	19,623
Operating loss	(16,017)	(6,946)	(28,965)	(13,640)
Interest income	424	46	741	51
Net loss	$(15,593)	$(6,900)	$(28,224)	$(13,589)
Net loss per share attributable to common stockholders, basic and diluted	$(0.45)	$(0.36)	$(0.81)	$(1.37)
Weighted average shares outstanding, basic and diluted	34,916	19,121	34,820	9,899

See notes to consolidated financial statements.

INTELLIA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in thousands)

	Six Months Ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(28,224)	$(13,589)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,371	434
Loss on disposal of property and equipment	62	2
Equity-based compensation	5,479	2,645
Changes in operating assets and liabilities:
Accounts receivable	3,690	—
Prepaid expenses and other current assets	(320)	(407)
Accounts payable	(670)	(367)
Accrued expenses	(252)	1,053
Deferred revenue	(8,710)	71,017
Other assets	557	(2,699)
Other long-term liabilities	(59)	40
Net cash (used in) provided by operating activities	(27,076)	58,129
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(5,434)	(2,155)
Net cash used in investing activities	(5,434)	(2,155)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments to acquire in-process research and development	—	(400)
Payment of preferred unit and preferred stock issuance costs	—	(100)
Proceeds from options exercised	137	—
Issuance of shares through employee stock purchase plan	356	—
Proceeds from common stock offering	—	170,507
Payment of common stock offering costs	—	(1,110)
Net cash provided by financing activities	493	168,897
Net (decrease) increase in cash and cash equivalents	(32,017)	224,871
Cash and cash equivalents, beginning of period	273,064	75,816
Cash and cash equivalents, end of period	$241,047	$300,687
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Purchases of property and equipment unpaid at period end	$1,040	$213
Acquisition of in-process research and development unpaid at period end	—	200
Financing costs incurred but unpaid at period end	—	1,604

See notes to consolidated financial statements.

INTELLIA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Overview and Basis of Presentation

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

The unaudited consolidated financial statements include the accounts of Intellia Therapeutics, Inc. and its wholly-owned, controlled subsidiary. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, the information furnished reflects all adjustments, all of which are of a normal and recurring nature, necessary for a fair presentation of the results for the reported interim periods. The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. The three months ended June 30, 2017 and 2016 are referred to as the second quarter of 2017 and 2016, respectively. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year or any other interim period.

2.	Summary of Significant Accounting Policies

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes existing revenue recognition guidance. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The standard defines a five-step process to achieve this principle and will require companies to use more judgment and make more estimates than under the current guidance. The Company expects that these judgments and estimates will include identifying performance obligations in the customer contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. The new standard will be effective for the Company for annual and interim periods beginning after December 15, 2017. The Company continues to evaluate the impact that the adoption will have on its consolidated financial statements; however, the Company does not expect that adoption of this standard will have a significant impact on the consolidated financial statements.

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

The Company’s financial instruments as of June 30, 2017 and December 31, 2016 consisted primarily of cash and cash equivalents, accounts receivable and accounts payable. As of June 30, 2017 and December 31, 2016, the Company’s financial assets recognized at fair value on a recurring basis consisted of the following:

	Fair Value as of June 30, 2017
	Total	Level 1	Level 2	Level 3
	(In thousands)
Cash equivalents	$236,159	$236,159	$—	$—
Total	$236,159	$236,159	$—	$—

	Fair Value as of December 31, 2016
	Total	Level 1	Level 2	Level 3
	(In thousands)
Cash equivalents	$270,448	$270,448	$—	$—
Total	$270,448	$270,448	$—	$—

The Company values its cash equivalents at quoted market prices in active markets.  Other financial instruments, including accounts receivable and accounts payable, are carried at cost, which approximate fair value due to the short duration and term to maturity.

4.	Accrued Expenses

Accrued expenses consisted of the following:

	June 30, 2017	December 31, 2016
	(In thousands)
Employee compensation and benefits	$2,085	$2,703
Research and development and professional expenses	3,227	3,197
Accrued expenses	$5,312	$5,900

5.	Collaborations

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

Collaboration Revenue

Through June 30, 2017, excluding amounts allocated to Novartis’ purchase of the Company’s Class A-1 and Class A-2 Preferred Units, the Company had recorded a total of $27.4 million in cash and accounts receivable under the Novartis agreement. Through June 30, 2017, the Company has recognized $18.3 million of collaboration revenue, including $2.3 million and $4.5 million in the three and six months ended June 30, 2017, respectively, and $1.9 million and $3.7 million in the three and six months ended June 30, 2016, respectively, in the consolidated statements of operations related to this agreement. As of June 30, 2017 and December 31, 2016, the Company had accounts receivable of $1.0 million and $6.0 million, respectively, related to this agreement.  As of June 30, 2017 and December 31, 2016, the Company had deferred revenue of $9.1 million and $11.6 million, respectively, related to this agreement.

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

In connection with this collaboration, Regeneron agreed to purchase $50.0 million of the Company’s common stock in a private placement concurrent with the Company’s initial public offering, and the Company received a nonrefundable upfront payment of $75.0 million. In addition, the Company is eligible to earn, on a per-licensed target basis, (i) up to $25.0 million in development milestones, including for the dosing of the first patient in each of Phase I, Phase II and Phase III clinical trials, (ii) up to $110.0 million in regulatory milestones, including for the acceptance of a regulatory filing in the U.S., and U.S. and ex-U.S. regulatory approvals, and (iii) up to $185.0 million in sales-based milestone payments. The Company is also eligible to earn royalties ranging from the high single digits to low teens, in each case, on a per-product basis, which royalties are potentially subject to various reductions and offsets and are further subject to the Company’s existing low single-digit royalty obligations under a license agreement with Caribou Biosciences, Inc. (“Caribou”).  In addition, Regeneron is obligated to fund 50.0% of the research and development costs for the transthyretin amyloidosis program, the first target selected by Regeneron, which will be subject to a co-development and co-commercialization arrangement between the Company and Regeneron.

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

Collaboration Revenue

Through June 30, 2017, the Company recorded a $75.0 million upfront payment and $1.9 million for research and development services under the Regeneron agreement. Through June 30, 2017, the Company recognized $16.4 million of collaboration revenue, including $3.6 million and $7.7 million in the three and six months ended June 30, 2017, respectively, and $2.3 million in the three and six months ended June 30, 2016 in the consolidated statements of operations related to this agreement. As of June 30, 2017 and December 31, 2016, the Company had deferred revenue of $60.5 million and $66.7 million, respectively, and accounts receivable of $1.8 million and $0.5 million, respectively, related to this agreement.

6.	Equity-Based Compensation

Equity-based compensation expense is classified in the consolidated statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)
Research and development	$1,558	$1,237	$3,061	$1,691
General and administrative	1,291	596	2,418	954
Total	$2,849	$1,833	$5,479	$2,645

Restricted Stock

The following table summarizes the Company’s restricted stock activity for the six months ended June 30, 2017:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested restricted stock as of January 1, 2017	1,361,855	$0.81
Vested	(374,204)	0.73
Cancelled	(6,030)	1.34
Unvested restricted stock as of June 30, 2017	981,621	$0.84

As of June 30, 2017, there was $3.4 million of unrecognized equity-based compensation expense related to restricted stock that is expected to vest. These costs are expected to be recognized over a weighted average remaining vesting period of 1.2 years.

Stock Options

The weighted average grant date fair value of options, estimated as of the grant date using the Black-Scholes option pricing model, was $11.47 per option and $10.51 per option for those options granted during the three and six months ended June 30, 2017, respectively, and $13.57 per option and $6.07 per option for those options granted during the three and six months ended June 30, 2016, respectively. Key assumptions used to apply this pricing model were as follows:

	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Risk-free interest rate	1.9%	1.3%
Expected life of options	6.0 years	6.0 years
Expected volatility of underlying stock	92.7%	87.9%
Expected dividend yield	0.0%	0.0%

The following is a summary of stock option activity for the six months ended June 30, 2017:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding at January 1, 2017	3,040,214	$8.35
Granted	1,518,502	13.79
Exercised	(20,969)	6.53
Forfeited	(38,818)	13.69
Outstanding at June 30, 2017	4,498,929	$10.14	8.9	$27,383
Exercisable at June 30, 2017	998,058	$7.84	8.6	$8,390

As of June 30, 2017, there was $24.5 million of unrecognized compensation cost related to stock options that are expected to vest. These costs are expected to be recognized over a weighted average remaining vesting period of 2.9 years.

7.	Loss Per Share

The Company calculates basic (loss) earnings per share by dividing (loss) income allocable to common stockholders by the weighted average number of common shares outstanding. The Company computes diluted (loss) earnings per share after giving consideration to the dilutive effect of stock options and unvested restricted stock that are outstanding during the period, except where such securities would be anti-dilutive.

Basic and diluted loss per share attributable to common stockholders was calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)
Net loss	$(15,593)	$(6,900)	$(28,224)	$(13,589)
Weighted average shares outstanding, basic and diluted	34,916	19,121	34,820	9,899
Net loss per share attributable to common stockholders, basic and diluted	$(0.45)	$(0.36)	$(0.81)	$(1.37)

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

The following common stock equivalents were excluded from the calculation of diluted loss per share because their inclusion would have been anti-dilutive:

	Periods Ended June 30,
	2017	2016
	(In thousands)
Unvested restricted stock	982	1,765
Stock options	4,499	2,935
Total	5,481	4,700

8.	Related Party Transactions

In July 2014, the Company issued Caribou Therapeutics Holdco, LLC, a wholly-owned subsidiary of Caribou, 8,110,599 Junior Preferred Units. As a result of this and related transactions, Caribou owned 15.5% of the Company’s voting interests as of June 30, 2017.

The Company recognized research and development expense of $0.4 million and $0.8 million during the three and six months ended June 30, 2016, respectively, related to license and service agreements entered into with Caribou. In addition, the Company recognized general and administrative expense of $0.3 million and $0.4 million during the three and six months ended June 30, 2016, respectively, and $0.4 million during the three and six months ended June 30, 2017, related to the Company’s obligation to pay 30.0% of Caribou’s patent prosecution, filing and maintenance costs under its intellectual property license agreement with Caribou.

In connection with its entry into the collaboration and license agreement and related equity transactions with Novartis, the Company issued Novartis 4,761,905 Class A-1 Preferred Units and 2,666,666 Class A-2 Preferred Units. In August 2015, Novartis acquired 761,905 shares of the Company’s Series B Preferred Stock, and in May 2016, Novartis acquired 277,777 shares of the Company’s common stock in a private placement transaction concurrent with the Company’s IPO. As a result of these and subsequent transactions, Novartis collectively owned 15.7% of the Company’s voting interests as of June 30, 2017. Refer to Note 5, Collaborations, for additional information regarding this collaboration agreement.

The Company recognized collaboration revenue of $2.3 million and $4.5 million in the three and six months ended June 30, 2017, respectively, and $1.9 million and $3.7 million in the three and six months ended June 30, 2016, respectively, in the consolidated statements of operations related to this agreement. As of June 30, 2017 and December 31, 2016, the Company had recorded accounts receivable of $1.0 million and $6.0 million and deferred revenue of $9.1 million and $11.6 million, respectively, related to this collaboration.

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

Our management’s discussion and analysis of our financial condition and results of operations are based upon our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q, which have been prepared by us in accordance with accounting principles generally accepted in the United States of America, (GAAP), for interim periods and with Regulation S-X promulgated under the Exchange Act. This discussion and analysis should be read in conjunction with these unaudited consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q as well as in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. The three months ended June 30, 2017 and 2016 are referred to as the second quarter of 2017 and 2016, respectively. Unless the context indicates otherwise, all references herein to our company include our wholly-owned subsidiary, Intellia Securities Corp.

We commenced active operations in mid-2014, and our operations to date have been limited to organizing and staffing our company, business planning, raising capital, developing our technology, identifying potential product candidates, undertaking preclinical research and studies and evaluating a clinical path for our pipeline programs. To date, we have financed our operations primarily through our collaborations with Novartis Institutes for BioMedical Research, Inc., (Novartis), and Regeneron Pharmaceuticals, Inc., (Regeneron), our initial public offering and private placements of our common and preferred stock. All of our revenue to date has been collaboration revenue. Since our inception and through June 30, 2017, we have raised an aggregate of approximately $359.6 million to fund our operations, of which $104.1 million was through our collaboration agreements, $170.5 million was from our initial public offering and concurrent private placements and $85.0 million was from the sale of convertible preferred stock.

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

The following table illustrates our discovery programs and opportunities as of June 30, 2017:

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

Collaboration Revenue

Through June 30, 2017, excluding amounts allocated to Novartis’ purchase of our Class A-1 and Class A-2 Preferred Units, we had recorded a total of $27.4 million in cash and accounts receivable under the Novartis agreement. Through June 30, 2017, we have recognized $18.3 million of collaboration revenue, including $2.3 million and $4.5 million in the three and six months ended June 30, 2017, respectively, and $1.9 million and $3.7 million in the three and six months ended June 30, 2016, respectively, in the consolidated statements of operations related to this agreement. As of June 30, 2017 and December 31, 2016, we had accounts receivable of $1.0 million and $6.0 million, respectively, related to this agreement.  As of June 30, 2017 and December 31, 2016, we had deferred revenue of $9.1 million and $11.6 million, respectively, related to this agreement.

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

In connection with this collaboration, Regeneron agreed to purchase $50.0 million of our common stock in a private placement concurrent with our initial public offering, and we received a nonrefundable upfront payment of $75.0 million. In addition, we are eligible to earn, on a per-licensed target basis, up to $25.0 million, $110.0 million and $185.0 million in development, regulatory and sales-based milestone payments, respectively. We are also eligible to earn royalties ranging from the high single digits to low teens, in each case, on a per-product basis, which royalties are potentially subject to various reductions and offsets and are further subject to our existing low single-digit royalty obligations under a license agreement with Caribou Biosciences, Inc., (“Caribou”). In addition, Regeneron is obligated to fund 50.0% of the research and development costs for the ATTR program, the first target selected by Regeneron, which will be subject to a co-development and co-commercialization arrangement between us and Regeneron.

Collaboration Revenue

Through June 30, 2017, we recorded a $75.0 million upfront payment and $1.9 million for research and development services under the Regeneron agreement. Through June 30, 2017, we recognized $16.4 million of collaboration revenue, including $3.6 million and $7.7 million in the three and six months ended June 30, 2017, respectively, and $2.3 million in the three and six months ended June 30, 2016 in the consolidated statements of operations related to this agreement. As of June 30, 2017 and December 31, 2016, we had deferred revenue of $60.5 million and $66.7 million, and accounts receivable of $1.8 million and $0.5 million, respectively, related to this agreement.

Results of Operations

Collaboration Revenue

The following is a comparison of collaboration revenue for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Increase	2017	2016	Increase
			(In millions)
Collaboration revenue	$5.9	$4.2	$1.7	$12.1	$6.0	$6.1

Our revenue consists of collaboration revenue, including amounts recognized related to upfront technology access payments for licenses, technology access fees, research funding and milestone payments earned under our collaboration and license agreements with Novartis and Regeneron.

During the three and six months ended June 30, 2017 and 2016, collaboration revenue consisted of amounts recognized from deferred revenue under the Novartis collaboration and the Regeneron collaboration. Collaboration revenue for the three and six months ended June 30, 2017 also include amounts recognized for research and development services under the Regeneron collaboration. The increase in collaboration revenue during the three and six months ended June 30, 2017 is related to the timing of the collaborations and the related commencement of amortization of the deferred revenue balances.

Research and Development

The following is a comparison of research and development expenses for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Increase	2017	2016	Increase
			(In millions)
Research and development	$15.6	$7.4	$8.2	$29.0	$12.6	$16.4

Research and development expenses consist of expenses incurred in performing research and development activities, including compensation and benefits, which includes equity-based compensation, for full-time research and development employees, facility-related expenses, overhead expenses, lab supplies and contract research services including, in the six months ended June 30, 2016, $0.8 million in research services provided to us by Caribou, pursuant to a services agreement that we entered into with Caribou in July 2014 and which expired in November 2016.

Research and development expenses increased $8.2 million to $15.6 million during the three months ended June 30, 2017, as compared to $7.4 million in the three months ended June 30, 2016. Research and development expenses increased $16.4 million to $29.0 million during the six months ended June 30, 2017, as compared to $12.6 million in the six months ended June 30, 2016. This increase is primarily driven by our growth to 110 research and development employees as of June 30, 2017 from 56 research and development employees as of June 30, 2016, and the advancement of our early-stage research programs, collectively resulting in increases in salaries and related compensation expenses as well as laboratory supplies and research materials.

Through 2017, we expect research and development expenses to increase as we continue to grow our research and development team and continue to advance our research plans.

General and Administrative

The following is a comparison of general and administrative expenses for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Increase	2017	2016	Increase
			(In millions)
General and administrative	$6.4	$3.7	$2.7	$12.1	$7.0	$5.1

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

General and administrative expenses increased $2.7 million to $6.4 million during the three months ended June 30, 2017, compared to $3.7 million in the three months ended June 30, 2016.  General and administrative expenses increased $5.1 million to $12.1 million during the six months ended June 30, 2017, compared to $7.0 million in the six months ended June 30, 2016.  These increases were primarily related to increased salary and related headcount-based expenses, including equity-based compensation expense, as we grew to 33 general and administrative employees as of June 30, 2017 from 19 general and administrative employees as of June 30, 2016.

Interest Income

Interest income is income earned on our cash equivalents. The increase in interest income is due to the increase in interest-bearing money market accounts, commercial paper and U.S. treasury securities, as compared to the same period in the prior year.

Liquidity and Capital Resources

Since our inception through June 30, 2017, we have raised an aggregate of $359.6 million to fund our operations, of which $104.1 million was through our collaboration agreements, $170.5 million was from our initial public offering and concurrent private placements and $85.0 million was from the sale of convertible preferred stock. As of June 30, 2017, we had $241.0 million in cash and cash equivalents.

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

Outlook

Based on our research and development plans and our timing expectations related to the progress of our programs, we expect that our cash and cash equivalents as of June 30, 2017, as well as technology access and research funding that we expect to receive from Novartis, will enable us to fund our ongoing operating expenses and capital expenditures through mid-2019, without giving effect to any potential milestone payments or extension fees we may receive under our collaboration agreements with Novartis and Regeneron. We have based this estimate on current assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect.

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

Cash Flows

The following is a summary of cash flows for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30,
	2017	2016
	(In millions)
Net cash (used in) provided by operating activities	$(27.1)	$58.1
Net cash used in investing activities	(5.4)	(2.2)
Net cash provided by financing activities	0.5	168.9

Net cash (used in) provided by operating activities

Net cash used in operating activities of $27.1 million during the six months ended June 30, 2017 primarily reflects increased spend in our research and development and general and administrative activities, offset in part by the receipt of $7.0 million in additional payments from Novartis. Net cash provided by operating activities of $58.1 million during the six months ended June 30, 2016 primarily reflects the receipt of a $75.0 million upfront payment under our collaboration with Regeneron, offset by spend in our research and development and general and administrative activities as well as the payment of a $2.2 million security deposit for our new office and laboratory facilities in Cambridge, Massachusetts.

Net cash used in investing activities

Net cash used in investing activities during the six months ended June 30, 2017 and 2016 relate solely to purchases of property and equipment as we grow our operations and build out our office and laboratory facilities.  We expect to continue investing in laboratory equipment through at least the remainder of 2017.

Net cash provided by financing activities

Net cash provided by financing activities in the six months ended June 30, 2017 is made up of $0.4 million in cash received from the issuance of shares through our employee stock purchase plan and $0.1 million in cash received from the exercise of stock options. Net cash provided by financing activities of $168.9 million during the six months ended June 30, 2016 includes $170.5 million in proceeds from our initial public offering and concurrent private placements, partially offset by the payment of offering costs and amounts paid that were allocated to the value of intellectual property licensed from Caribou.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB), issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes existing revenue recognition guidance. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The standard defines a five-step process to achieve this principle and will require companies to use more judgment and make more estimates than under the current guidance. We expect that these judgments and estimates will include identifying performance obligations in the customer contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. The new standard will be effective for us for annual and interim periods beginning after December 15, 2017. We continue to evaluate the impact that the adoption of these ASUs will have on our consolidated financial statements; however, we do not expect that adoption of this standard will have a significant impact on our consolidated financial statements.

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

Contractual Obligations

There were no material changes to our contractual obligations during the six months ended June 30, 2017. For a complete discussion of our contractual obligations, please refer to our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2016.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements as defined under the rules and regulations of the Securities and Exchange Commission.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of June 30, 2017, we had cash equivalents of $236.2 million consisting of interest-bearing money market accounts, commercial paper and U.S. treasury securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and the low risk profile of these investments, an immediate 100 basis point change in interest rates at levels as of June 30, 2017 would not have a material effect on the fair market value of our cash equivalents.

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

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2017.

Changes in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We have principally concentrated our research efforts to date on bringing CRISPR/Cas9 therapeutics to the clinic for our initial indications, which we call our sentinel indications, and our future success is highly dependent on the successful development of CRISPR-based genome editing technologies, cellular delivery methods and therapeutic applications. Our sentinel indications are the principal focus of our initial development efforts, and we may decide to alter or abandon these programs as new data become available and we gain experience in developing CRISPR/Cas9-based therapeutics. We cannot be sure that our CRISPR/Cas9 technologies will yield satisfactory products that are safe and effective, scalable or profitable in our sentinel indications or any other indication we pursue.

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

Intellectual property owned by third parties relating to CRISPR/Cas9 or other related technologies necessary to develop, manufacture and commercialize CRISPR/Cas9 therapeutics – such as compositions of the products or components, methods of treatment, delivery technologies, chemical modifications and analytical and manufacturing methods – could adversely impact our ability to ultimately market and sell products. Currently, the Regents of the University of California and the University of Vienna (collectively, UC/Vienna) co-own with Dr. Emmanuelle Charpentier a worldwide patent portfolio, which covers methods of use and compositions relating to engineered CRISPR/Cas9 systems for, among other things, cleaving or editing

DNA and altering gene product expression in various organisms, including eukaryotic cells, which to-date includes granted patents from the European Patent Office, the United Kingdom’s Intellectual Property Office, the German Patent and Trade Mark Office and China’s Intellectual Property Office. We refer to this co-owned worldwide patent portfolio as the UC/Vienna/Charpentier patent family. Through our 2014 license agreement with Caribou, we sublicense the UC/Vienna rights to these patents for human therapeutic, prophylactic and palliative uses, including companion diagnostics, except for anti-fungal and anti-microbial uses. The Broad Institute, Massachusetts Institute of Technology, the President and Fellows of Harvard College and the Rockefeller University co-own patents and patent applications that also claim aspects of CRISPR/Cas9 systems to edit genes in eukaryotic cells, including human cells (collectively, the Broad Institute patent family). Because the respective owners of the UC/Vienna/Charpentier patent application and the Broad Institute patent family both allege owning intellectual property claiming aspects of CRISPR/Cas9 systems and methods to edit genes in eukaryotic cells, including human cells, our ability to market and sell CRISPR/Cas9-based human therapeutics may be impacted. In January 2016, the Patent Trial and Appeal Board (PTAB) initiated an interference proceeding to determine which set of intellectual property was invented first and, thus, entitled to the patents covering these inventions. On February 15, 2017, the PTAB dismissed the proceeding finding that the respective patent claims involved in the interference were distinct such that they did not meet the legal requirement to proceed with the interference. As a result of this proceeding’s dismissal, the PTAB did not make a decision regarding which party actually first invented the use of CRISPR/Cas9 systems and methods to edit genes in eukaryotic cells. In April 2017, UC/Vienna/Charpentier appealed to the U.S. Court of Appeals for the Federal Circuit seeking a review and reversal of the PTAB’s decision to terminate the interference and, on July 25, 2017, they filed their opening brief supporting their appeal. For additional information regarding the risks that may apply to our and our licensors’ intellectual property rights, see the section entitled “Risks Related to Our Intellectual Property” appearing elsewhere in this report for more information.

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
•

seeking and obtaining regulatory approval from the FDA and other regulatory authorities in light of no specific guidance regarding potential regulatory pathways for this category of therapeutics, including preclinical and clinical requirements for approval of an IND;

•	educating medical personnel regarding the potential benefits and side effect profile of each of our product candidates;
•	developing processes for the safe administration of these products, including long-term follow-up for all patients who receive treatment with any of our product candidates;
•	sourcing clinical and, if approved, commercial supplies for the materials used to manufacture and process our product candidates;

•	developing a manufacturing process and distribution network with a cost of goods that allows for an attractive return on investment; and
•	establishing sales and marketing capabilities in anticipation of and after obtaining any regulatory approval to gain market acceptance.

Additionally, because our technology involves gene editing across multiple cell and tissue types, we are subject to many of the challenges and risks that gene therapies face, including:

•

regulatory guidance regarding the requirements governing gene and cell therapy products have changed frequently and may continue to change in the future. To date, no products that involve the genetic modification of patient cells have been approved in the United States and a limited number have been approved in the EU;

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

To date, although human clinical trials for other genome editing-based therapeutics have been authorized by the FDA, neither we nor any other company has received regulatory approval in the U.S. or EU to commence human clinical trials utilizing CRISPR/Cas9 or to market therapeutics utilizing any genome editing technology, including CRISPR/Cas9. There is no certainty that the FDA or EMA will apply to CRISPR/Cas9 product candidates the same regulatory pathway and requirements it is applying to other genome editing therapeutics; and the FDA and other regulatory authorities have not yet provided written guidance regarding preclinical or clinical studies or regulatory approval pathways specific for gene editing therapeutics. In addition, if any product candidates encounter safety or efficacy problems, developmental delays, regulatory issues or other problems, our development plans and business could be significantly harmed. Further, competitors that are developing products with similar technology may experience problems with their product candidates or programs that could in turn cause us to identify problems with our product candidates and programs that would potentially harm our business.

Further, significant uncertainty exists regarding the future scope and effect of the FDA’s regulatory framework, in particular relating to the review and approval of human therapeutic products because the new U.S. administration and federal legislators have publicly declared their intention to significantly modify the current legal framework governing the FDA. Any such changes to the FDA requirements could impact our ability to obtain approval for our products or sell them profitably. In addition, in the EU, the decision of the United Kingdom to withdraw from the European Union may require the EMA to relocate to another country and recruit and retain new personnel to review and approve our submissions for regulatory approval in Europe. EMA’s relocation could result in delays and other changes that may impact the timing and our ability to obtain approval for our products. Also, the United Kingdom may enact legislation related to the approval and oversight of human therapeutics in that nation. Until any such legislation is enacted, we will be uncertain as to its effects on our business, including our ability to seek and obtain approval for our products in the United Kingdom.

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

Gene therapy in general, and gene editing in particular, remain novel technologies, with no gene therapy product approved to date in the United States and only two gene therapy products approved to date in the EU. Public perception may be influenced by claims that gene therapy or gene editing, including the use of CRISPR/Cas9, is unsafe or unethical, and gene therapy or gene editing may not gain the acceptance of the public or the medical community. In particular, our success will depend upon physicians who specialize in the treatment of diseases targeted by our product candidates prescribing treatments that involve the use of our product candidates in lieu of, or in addition to, existing treatments with which they are more familiar and for which greater clinical data may be available. In addition, responses by the U.S., state or foreign governments to negative public perception or ethical concerns may result in new legislation or regulations that could limit our ability to develop or commercialize any product candidates, obtain or maintain regulatory approval or otherwise achieve profitability. More restrictive statutory regimes, government regulations or negative public opinion would have an adverse effect on our business, financial condition, results of operations and prospects and may delay or impair the development and commercialization of our product candidates or demand for any products we may develop. For example, earlier gene therapy trials led to several well-publicized adverse events, including cases of leukemia and death, and the FDA recently initiated a clinical hold on a CAR-T cell therapy clinical trial due to patient deaths, and the company developing the therapy ultimately decided to stop the program. Serious adverse events in our clinical trials, or other clinical trials involving gene therapy or gene editing products or our competitors’ products, even if not ultimately attributable to the relevant product candidates, and the resulting publicity could result in increased government regulation, unfavorable public perception, potential regulatory delays in the testing or approval of our product candidates, stricter labeling requirements for those product candidates that are approved and a decrease in demand for any such product candidate.

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

Because we have limited financial and managerial resources, we principally focus on research programs that we identify as our sentinel indications. As a result, we may fail to capitalize on viable commercial products or profitable market opportunities, be required to forego or delay pursuit of opportunities with other product candidates or other diseases that may later prove to have greater commercial potential, or relinquish valuable rights to such product candidates through collaboration, licensing or other royalty arrangements in cases in which it would have been advantageous for us to retain sole development and commercialization rights. For additional information regarding the factors that will affect our ability to achieve revenue from product sales, see the risk factor entitled “We have never generated any revenue from product sales and our ability to generate revenue from product sales and become profitable depends significantly on our success in a number of factors.”

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

Successful completion of clinical trials is a prerequisite to submitting an NDA or BLA to the FDA, a Marketing Authorization Application to the EMA and similar filings to comparable foreign regulatory authorities, for each product candidate and, consequently, the ultimate approval and commercial marketing of any product candidates. We do not know whether any of our clinical trials will begin or be completed on schedule, if at all.

We may experience delays in completing our preclinical studies and initiating or completing clinical trials. We also may experience numerous unforeseen events during, or as a result of, any future clinical trials that we could conduct, which could delay or prevent our ability to receive marketing approval or commercialize our product candidates, including:

•	regulators, institutional review boards (IRBs) or ethics committees may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;
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

•

the number of patients required for clinical trials of any product candidates may be larger than we anticipate, enrollment in these clinical trials may be lower than required by the regulatory agencies or slower than we anticipate, or participants may drop out of these clinical trials or fail to return for post-treatment follow-up at a higher rate than we anticipate;

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
•

our product candidates may have undesirable side effects or other unexpected characteristics, causing us or our investigators, regulators, IRBs or ethics committees to suspend or terminate the trials, or reports may arise from preclinical or clinical testing of other gene therapies or gene editing based therapies that raise safety or efficacy concerns about our product candidates; and

•

the FDA or other regulatory authorities may require us to submit additional data, such as long-term toxicology studies, or impose other requirements before permitting us to initiate or rely on a clinical trial.

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
•

have regulatory authorities modify or withdraw their legal requirements or written guidance, if any, regarding the applicable regulatory approval pathway or any approval of the product in question, or impose restrictions on its distribution in the form of a modified REMS;

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

We are not profitable and have incurred losses in each period since our inception. Our net loss was $28.2 million for the six months ended June 30, 2017. As of June 30, 2017, we had an accumulated deficit of $81.8 million. We expect these losses to increase as we continue to incur significant research and development and other expenses related to our ongoing operations, seek regulatory approvals for our future product candidates, scale-up manufacturing capabilities, maintain, expand and protect our intellectual property portfolio and hire additional personnel to support the development of our product candidates and to enhance our operational, financial and information management systems.

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

Our operations have required substantial amounts of cash since inception, and we expect to spend substantial amounts of our financial resources on our discovery programs going forward and future development efforts. If we are able to identify product candidates that are eventually approved, we will require significant additional amounts in order to launch and commercialize our product candidates. For the foreseeable future, we expect to continue to rely on additional financing to achieve our business objectives.

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

We expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of technology research, product development and manufacturing, regulatory affairs and, if any product candidates are submitted for or receive marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to recruit and train additional qualified personnel or to otherwise effectively manage the expansion of our operations. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business and development plans or disrupt our operations.

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

We have limited capabilities for product discovery and development and do not yet have any capability for sales, marketing or distribution. Accordingly, we have entered, and plan to enter, into collaborations with other companies, including our therapeutic-focused collaboration agreements with Novartis and Regeneron, that we believe can provide such capabilities. These therapeutic-focused collaborations provide us with important technologies and funding for our programs and technology, and we expect to receive additional technologies and funding under these and other collaborations in the future. Our existing therapeutic collaborations, and any future collaborations we enter into, may pose a number of risks, including the following:

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

•

disagreements with collaborators, including disagreements over proprietary rights, contract interpretation or the preferred course of discovery, development, sales or marketing, might cause delays or terminations of the research, development or commercialization of product candidates, might lead to additional and burdensome responsibilities for us with respect to product candidates, or might result in litigation or arbitration, any of which would be time-consuming and expensive;

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

If our therapeutic collaborations do not result in the successful discovery, development and commercialization of products or if one of our collaborators terminates its agreement with us, we may not receive any future research funding or milestone or royalty payments under the collaboration. If we do not receive the funding we expect under these agreements, our development and commercialization of our technology and product candidates could be delayed and we may need additional resources to develop product candidates and our technology. All of the risks relating to product discovery, development, regulatory approval and commercialization described in this report also apply to the activities of our therapeutic collaborators.

Additionally, if one of our collaborators terminates its agreement with us, we may find it more difficult to attract new collaborators and our perception in the business and financial communities could be adversely affected.

For some of our programs, we may in the future determine to collaborate with pharmaceutical and biotechnology companies for discovery, development and potential commercialization of therapeutic products. We face significant competition in seeking appropriate collaborators. Our ability to reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. If we are unable to reach agreements with suitable collaborators on a timely basis, on acceptable terms, or at all, we may have to curtail discovery efforts or the development of a product candidate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to fund and undertake discovery, development or commercialization activities on our own, we may need to obtain additional expertise and additional capital, which may not be available to us on acceptable terms or at all. If we fail to enter into collaborations and do not have sufficient funds or expertise to undertake the necessary discovery, development and commercialization activities, we may not be able to further develop our product candidates, bring them to market or continue to develop our technology and our business may be materially and adversely affected.

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

Any third parties conducting our future clinical trials will not be our employees and, except for remedies that may be available to us under our agreements with such third parties, we cannot control whether they devote sufficient time and resources to our ongoing preclinical, clinical, and nonclinical programs. These third parties may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials or other product development activities, which could affect their performance on our behalf. If these third parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our clinical trials may be extended, delayed or terminated and we may not be able to complete development of, obtain regulatory approval of or successfully commercialize our product candidates. As a result, our financial results and the commercial prospects for our product candidates would be harmed, our costs could increase and our ability to generate revenue could be delayed.

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

Our internal computer systems and those of our current and any future collaborators and other contractors or consultants are vulnerable to damage from computer viruses, unauthorized access, theft, vandalism, accidental or intentional errors, natural disasters, terrorism, war and telecommunication and electrical failures. While we have not experienced any such material system failure or accident and are not aware of any security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a disruption of our discovery and development programs and our business operations, whether due to a loss of our trade secrets or other proprietary information or other similar disruptions. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, our competitive position could be harmed and the further development and commercialization of our product candidates could be delayed.

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

The Broad Institute patent family includes issued patents in the U.S. and Europe that purport to cover certain aspects of the CRISPR/Cas9 gene editing platform for use on eukaryotic cells, including human cells. On January 11, 2016, the PTAB declared an interference proceeding between certain patents and a patent application of the Broad Institute patent family and one UC/Vienna/Charpentier patent application to determine, based on priority of invention, whether the contested inventions belong either to UC/Vienna/Charpentier or to the Broad Institute. This interference proceeding was discontinued by the PTAB in February 2017 without any finding regarding inventorship or priority. In discontinuing the interference proceeding, the PTAB found that the claim sets presented by the two parties were “patentably distinct” from each other and, thus, did not meet the statutory requirements for continuing the proceeding. In April 2017, UC/Vienna/Charpentier appealed to the U.S. Court of Appeals for the Federal Circuit seeking a review and reversal of the PTAB’s decision to terminate the interference, and, on July 25, 2017, they filed their opening brief supporting their appeal. In addition, UC/Vienna/Charpentier continue to prosecute other patent claims covering the CRISPR/Cas9 inventions, which could also result in allowable or issued patents in the United States. Certain of the claims being prosecuted by UC/Vienna/Charpentier, if found allowable by the USPTO, could lead to interference proceedings against patents or patent applications owned by other parties, including the Broad Institute patent family, with respect to certain claims expressly relating to the use of CRISPR/Cas9 in eukaryotic cells. We cannot be certain which of these results, if any, will actually occur. Further, the effects that any such results may have on us and our intellectual property position, including whether UC/Vienna/Charpentier will ultimately be successful in prosecuting to issuance a patent covering the CRISPR/Cas9 system that we are able to use under our license agreement with Caribou, are currently unknown. The Broad could seek to assert its issued patents against us based on our CRISPR/Cas9-based activities, including commercialization. Defense of these claims, regardless of their merit, would involve substantial litigation expense, would be a substantial diversion of management and other employee resources from our business and may impact our reputation. In the event of a successful claim of infringement against us, we may have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, obtain one or more licenses from third parties, pay royalties or redesign our infringing products, which may be impossible or require substantial time and monetary expenditure. In that event, we could be unable to further develop and commercialize our product candidates, which could harm our business significantly.

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

We depend on intellectual property licensed from third parties and termination or modification of any of these licenses could result in the loss of significant rights, which would harm our business.

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

Disputes may also arise between us and our licensors, our licensors and their licensors, or us and third parties that co-own intellectual property with our licensors or their licensors, regarding intellectual property subject to a license agreement, including those relating to:

•	the scope of rights, if any, granted under the license agreement and other interpretation-related issues;
•	whether and the extent to which our technology and processes infringe on, or derive from, intellectual property of the licensor that is not subject to the license agreement;
•	whether our licensor or its licensor had the right to grant the license agreement, or whether they are compliant with their contractual obligations to their respective licensor(s);
•	whether third parties are entitled to compensation or equitable relief, such as an injunction, for our use of the intellectual property without their authorization;
•	our right to sublicense patent and other rights to third parties, including those under collaborative development relationships;
•	whether we are complying with our obligations with respect to the use of the licensed technology in relation to our development and commercialization of product candidates;
•	our involvement in the prosecution, defense and enforcement of the licensed patents and our licensors’ overall patent strategy;
•	the allocation of ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and by us and our partners; and
•	the amounts of royalties, milestones or other payments due under the license agreement.

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

Patents relating to our product candidates are controlled by certain of our licensors or their respective licensors. Each of our licensors or their licensors generally has rights to file, prosecute, maintain and defend the patents we have licensed from such licensor. If these licensors or any future licensees and in some cases, co-owners from which we do not yet have licenses, having rights to file, prosecute, maintain, and defend our patent rights fail to adequately conduct these activities for patents or patent applications covering any of our product candidates, our ability to develop and commercialize those product candidates may be adversely affected and we may not be able to prevent competitors from making, using or selling competing products. We cannot be certain that such activities by our licensors or their respective licensors have been or will be conducted in compliance with applicable laws and regulations or in our best interests, or will result in valid and enforceable patents or other intellectual property rights. Pursuant to the terms of the license agreements with our licensors, the licensors may have the right to control enforcement of our licensed patents or defense of any claims asserting the invalidity of these patents and, even if we are permitted to pursue such enforcement or defense, we cannot ensure the cooperation of our licensors or, in some cases, other necessary parties, such as the co-owners of the intellectual property from which we have not yet obtained a license. We cannot be certain that our licensors or their licensors, and in some cases, their respective co-owners, will allocate sufficient resources or prioritize their or our enforcement of such patents or defense of such claims to protect our interests in the licensed patents. For example, with respect to our sublicensed rights from Caribou to UC/Vienna/Charpentier intellectual property, UC retained the right to control the prosecution, enforcement and defense of this intellectual property in its license agreement with Caribou and, pursuant to the Invention Management Agreement, shares these responsibilities with CRISPR Therapeutics and, under certain circumstances, ERS, as the designated managers of the intellectual property.

Even if we are not a party to legal actions or other disputes involving our licensed intellectual property, an adverse outcome could harm our business because it might prevent us from continuing to license intellectual property that we may need to operate our business. In addition, even when we have the right to control patent prosecution of licensed patents and patent applications, enforcement of licensed patents, or defense of claims asserting the invalidity of those patents, we may still be adversely affected or prejudiced by actions or inactions of our licensors and their counsel that took place prior to or after our assuming control.

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

The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our owned and licensed patents may be challenged in the courts or patent offices in the United States and abroad. There is a substantial amount of litigation as well as administrative proceedings for challenging patents, including interference, derivation, and reexamination proceedings before the USPTO and oppositions and other comparable proceedings in foreign jurisdictions, involving patents and other intellectual property rights in the biotechnology and pharmaceutical industries, and we expect this to be true for the CRISPR/Cas9 space as well. For example, as of June 30, 2017, a number of third parties have filed oppositions challenging the validity, and seeking the revocation, of the CRISPR/Cas9 genome editing patent granted to UC/Vienna/Charpentier by the European Patent Office on May 10, 2017.

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

Under our current and future license agreements, we may be required to pay milestones and royalties based on our revenues from sales of our products utilizing the technologies licensed or sublicensed from third parties, including Caribou, Novartis and Regeneron, and these royalty payments could adversely affect the overall profitability for us of any products that we may seek to commercialize. In order to maintain our license rights under these license agreements, we will need to meet certain specified milestones, subject to certain cure provisions, in the development of our product candidates and in the raising of funding. In addition, these agreements contain diligence milestones and we may not be successful in meeting all of the milestones in the future on a timely basis or at all. We will need to outsource and rely on third parties for many aspects of the clinical development, sales and marketing of our products covered under our license agreements. Delay or failure by these third parties could adversely affect the continuation of our license agreements with their third-party licensors.

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

Our executive officers, directors and principal stockholders, together with their respective affiliates, beneficially owned approximately 74.7% of our capital stock as of June 30, 2017. Accordingly, our executive officers, directors and principal stockholders, if they choose to act together, will be able to determine the composition of the board of directors, retain the voting power to approve all matters requiring stockholder approval, including mergers and other business combinations, and continue to have significant influence over our operations. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us that may be in the best interests of our stockholders. This in turn could have a material adverse effect on our stock price and may prevent attempts by our stockholders to replace or remove the board of directors or management.

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

As of June 30, 2017, we have used approximately $76.1 million of the net offering proceeds primarily to advance the research and development of our product candidates for our sentinel indications, to progress additional in vivo and ex vivo pipeline development candidates, to further develop our delivery technologies and CRISPR/Cas9 gene editing platform and for working capital and general corporate purposes. We are holding a significant portion of the balance of the net proceeds from the offering in interest-bearing money market accounts, commercial paper and U.S. treasury securities. There has been no material change in our planned use of the balance of the net proceeds from what was described in our Prospectus that forms a part of our Registration Statement on Form S-1 (File No. 333-210689), which was filed with the SEC on May 5, 2016, pursuant to Rule 424(b)(4) under the Securities Act.

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

Dated: August 1, 2017

INTELLIA THERAPEUTICS, INC.

By:	/s/ Nessan Bermingham
Nessan Bermingham, Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Graeme Bell
Graeme Bell
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)