Form 10-Q
period 2017-09-30
Intellia Therapeutics, Inc.
filed 2017-10-31
CIK 1652130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

The number of shares outstanding of the registrant’s common stock as of October 27, 2017: 36,085,816 shares.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

INTELLIA THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Amounts in thousands except share and per share data)

	September 30, 2017	December 31, 2016
ASSETS
Current Assets:
Cash and cash equivalents	$222,264	$273,064
Accounts receivable	4,493	6,454
Prepaid expenses and other current assets	2,296	1,788
Total current assets	229,053	281,306
Property and equipment, net	13,560	10,628
Other assets	6,557	7,035
Total Assets	$249,170	$298,969
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$2,194	$4,652
Accrued expenses	5,939	5,900
Current portion of deferred revenue	17,653	20,178
Total current liabilities	25,786	30,730
Deferred revenue, net of current portion	47,336	58,109
Other long-term liabilities	201	293
Commitments and contingencies
Stockholders' Equity:
Common stock, $0.0001 par value; 120,000,000 shares authorized, 36,085,266 shares and 36,018,540 shares issued and outstanding, respectively	4	4
Additional paid-in capital	272,993	263,403
Accumulated deficit	(97,150)	(53,570)
Total stockholders' equity	175,847	209,837
Total Liabilities and Stockholders' Equity	$249,170	$298,969

See notes to consolidated financial statements.

INTELLIA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Amounts in thousands except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Collaboration revenue	$7,317	$4,869	$19,449	$10,852
Operating expenses:
Research and development	17,481	7,861	46,477	20,509
General and administrative	5,711	4,705	17,812	11,680
Total operating expenses	23,192	12,566	64,289	32,189
Operating loss	(15,875)	(7,697)	(44,840)	(21,337)
Interest income	519	215	1,260	266
Net loss	$(15,356)	$(7,482)	$(43,580)	$(21,071)
Net loss per share attributable to common stockholders, basic and diluted	$(0.44)	$(0.22)	$(1.25)	$(1.16)
Weighted average shares outstanding, basic and diluted	35,189	34,316	34,945	18,098

See notes to consolidated financial statements.

INTELLIA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in thousands)

	Nine Months Ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(43,580)	$(21,071)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	2,161	699
Loss on disposal of property and equipment	112	2
Equity-based compensation	8,726	4,700
Changes in operating assets and liabilities:
Accounts receivable	1,961	(112)
Prepaid expenses and other current assets	(508)	(162)
Accounts payable	(232)	154
Accrued expenses	302	1,741
Deferred revenue	(13,298)	67,260
Other assets	478	(2,675)
Other long-term liabilities	(92)	(17)
Net cash (used in) provided by operating activities	(43,970)	50,519
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(7,694)	(2,760)
Net cash used in investing activities	(7,694)	(2,760)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments to acquire in-process research and development	—	(600)
Payment of preferred unit and preferred stock issuance costs	—	(100)
Proceeds from options exercised	508	—
Issuance of shares through employee stock purchase plan	356	—
Proceeds from common stock offering	—	170,507
Payment of common stock offering costs	—	(2,764)
Net cash provided by financing activities	864	167,043
Net (decrease) increase in cash and cash equivalents	(50,800)	214,802
Cash and cash equivalents, beginning of period	273,064	75,816
Cash and cash equivalents, end of period	$222,264	$290,618
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Purchases of property and equipment unpaid at period end	$601	$944

See notes to consolidated financial statements.

INTELLIA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Overview and Basis of Presentation

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

The unaudited consolidated financial statements include the accounts of Intellia Therapeutics, Inc. and its wholly-owned, controlled subsidiary. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, the information furnished reflects all adjustments, all of which are of a normal and recurring nature, necessary for a fair presentation of the results for the reported interim periods. The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. The three months ended September 30, 2017 and 2016 are referred to as the third quarter of 2017 and 2016, respectively. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year or any other interim period.

2.	Summary of Significant Accounting Policies

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes existing revenue recognition guidance. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The standard defines a five-step process to achieve this principle and will require companies to use more judgment and make more estimates than under the current guidance. The Company expects that these judgments and estimates will include identifying performance obligations in the customer contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. The new standard will be effective for the Company for annual and interim periods beginning after December 15, 2017. The Company continues to evaluate the impact that the adoption will have on its consolidated financial statements; however, the Company does not expect that adoption of this standard will have a material impact on the consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases. ASU 2016-02 amends ASC 840, Leases, by introducing a lessee model that requires balance sheet recognition of most leases. The Company is the lessee under certain leases that are accounted for as operating leases. The proposed changes would require that substantially all of the Company’s operating leases be recognized as assets and liabilities on the Company’s balance sheet. ASU 2016-02 will be effective for the Company for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. The Company is evaluating the impact that the adoption of ASU 2016-02 will have on its consolidated financial statements but expects that the Company will recognize a material lease obligation upon adoption in connection with the Company’s existing lease agreements.

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

The Company’s financial instruments as of September 30, 2017 and December 31, 2016 consisted primarily of cash and cash equivalents, accounts receivable and accounts payable. As of September 30, 2017 and December 31, 2016, the Company’s financial assets recognized at fair value on a recurring basis consisted of the following:

	Fair Value as of September 30, 2017
	Total	Level 1	Level 2	Level 3
	(In thousands)
Cash equivalents	$206,657	$206,657	$—	$—
Total	$206,657	$206,657	$—	$—

	Fair Value as of December 31, 2016
	Total	Level 1	Level 2	Level 3
	(In thousands)
Cash equivalents	$270,448	$270,448	$—	$—
Total	$270,448	$270,448	$—	$—

The Company values its cash equivalents at quoted market prices in active markets.  Other financial instruments, including accounts receivable and accounts payable, are carried at cost, which approximate fair value due to the short duration and term to maturity.

4.	Accrued Expenses

Accrued expenses consisted of the following:

	September 30,	December 31,
	2017	2016
	(In thousands)
Employee compensation and benefits	$3,131	$2,703
Research and development and professional expenses	2,808	3,197
Accrued expenses	$5,939	$5,900

5.	Collaborations

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

Collaboration Revenue

Through September 30, 2017, excluding amounts allocated to Novartis’ purchase of the Company’s Class A-1 and Class A-2 Preferred Units, the Company had recorded a total of $28.4 million in cash and accounts receivable under the Novartis agreement. Through September 30, 2017, the Company has recognized $20.6 million of collaboration revenue, including $2.4 million and $6.8 million in the three and nine months ended September 30, 2017, respectively, and $2.0 million and $5.7 million in the three and nine months ended September 30, 2016, respectively, in the consolidated statements of operations related to this agreement. As of September 30, 2017 and December 31, 2016, the Company had accounts receivable of $1.0 million and $6.0 million, respectively, related to this agreement.  As of September 30, 2017 and December 31, 2016, the Company had deferred revenue of $7.7 million and $11.6 million, respectively, related to this agreement.

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

Collaboration Revenue

Through September 30, 2017, the Company recorded a $75.0 million upfront payment and $3.6 million for research and development services under the Regeneron agreement. Through September 30, 2017, the Company recognized $21.3 million of collaboration revenue, including $4.9 million and $12.6 million in the three and nine months ended September 30, 2017, respectively, and $2.9 million and $5.2 million of collaboration revenue in the three and nine months ended September 30, 2016, respectively, in the consolidated statements of operations related to this agreement. As of September 30, 2017 and December 31, 2016, the Company had deferred revenue of $57.3 million and $66.7 million, respectively, and accounts receivable of $3.5 million and $0.5 million, respectively, related to this agreement.

6.	Equity-Based Compensation

Equity-based compensation expense is classified in the consolidated statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
Research and development	$1,987	$1,235	$5,048	$2,926
General and administrative	1,260	820	3,678	1,774
Total	$3,247	$2,055	$8,726	$4,700

Restricted Stock

The following table summarizes the Company’s restricted stock activity for the nine months ended September 30, 2017:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested restricted stock as of January 1, 2017	1,361,855	$0.81
Vested	(558,760)	0.73
Cancelled	(37,451)	1.34
Unvested restricted stock as of September 30, 2017	765,644	$0.84

As of September 30, 2017, there was $4.1 million of unrecognized equity-based compensation expense related to restricted stock that is expected to vest. These costs are expected to be recognized over a weighted average remaining vesting period of 1.2 years.

Stock Options

The weighted average grant date fair value of options, estimated as of the grant date using the Black-Scholes option pricing model, was $13.45 per option and $10.73 per option for those options granted during the three and nine months ended September 30, 2017, respectively, and $14.91 per option and $6.42 per option for those options granted during the three and nine months ended September 30, 2016, respectively. Key assumptions used to apply this pricing model were as follows:

	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
Risk-free interest rate	1.9%	1.3%
Expected life of options	6.0 years	6.0 years
Expected volatility of underlying stock	93.0%	88.0%
Expected dividend yield	0.0%	0.0%

The following is a summary of stock option activity for the nine months ended September 30, 2017:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding at January 1, 2017	3,040,214	$8.35
Granted	1,686,457	14.15
Exercised	(73,139)	6.95
Forfeited	(232,308)	13.02
Outstanding at September 30, 2017	4,421,224	$10.34	8.6	$64,194
Exercisable at September 30, 2017	1,146,551	$8.08	7.9	$19,236

As of September 30, 2017, there was $22.7 million of unrecognized compensation cost related to stock options that are expected to vest. These costs are expected to be recognized over a weighted average remaining vesting period of 2.6 years.

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

Basic and diluted loss per share attributable to common stockholders was calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
Net loss	$(15,356)	$(7,482)	$(43,580)	$(21,071)
Weighted average shares outstanding, basic and diluted	35,189	34,316	34,945	18,098
Net loss per share attributable to common stockholders, basic and diluted	$(0.44)	$(0.22)	$(1.25)	$(1.16)

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

The following common stock equivalents were excluded from the calculation of diluted loss per share because their inclusion would have been anti-dilutive:

	Periods Ended September 30,
	2017	2016
	(In thousands)
Unvested restricted stock	766	1,551
Stock options	4,421	3,029
Total	5,187	4,580

8.	Related Party Transactions

In July 2014, the Company issued Caribou Therapeutics Holdco, LLC, a wholly-owned subsidiary of Caribou, 8,110,599 Junior Preferred Units. As a result of this and related transactions, Caribou owned 12.6% of the Company’s voting interests as of September 30, 2017.

The Company recognized research and development expense of $0.3 million and $1.1 million during the three and nine months ended September 30, 2016, respectively, related to license and service agreements entered into with Caribou. In addition, the Company recognized general and administrative expense of $0.8 million and $1.2 million during the three and nine months ended September 30, 2016, respectively, and $0.1 million and $0.6 million during the three and nine months ended September 30, 2017, respectively, related to the Company’s obligation to pay 30.0% of Caribou’s patent prosecution, filing and maintenance costs under its intellectual property license agreement with Caribou.

In connection with its entry into the collaboration and license agreement and related equity transactions with Novartis, the Company issued Novartis 4,761,905 Class A-1 Preferred Units and 2,666,666 Class A-2 Preferred Units. In August 2015, Novartis acquired 761,905 shares of the Company’s Series B Preferred Stock, and in May 2016, Novartis acquired 277,777 shares of the Company’s common stock in a private placement transaction concurrent with the Company’s IPO. As a result of these and subsequent transactions, Novartis collectively owned 15.7% of the Company’s voting interests as of September 30, 2017. Refer to Note 5, Collaborations, for additional information regarding this collaboration agreement.

The Company recognized collaboration revenue of $2.4 million and $6.8 million in the three and nine months ended September 30, 2017, respectively, and $2.0 million and $5.7 million in the three and nine months ended September 30, 2016, respectively, in the consolidated statements of operations related to this agreement. As of September 30, 2017 and December 31, 2016, the Company had recorded accounts receivable of $1.0 million and $6.0 million and deferred revenue of $7.7 million and $11.6 million, respectively, related to this collaboration.

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

Our management’s discussion and analysis of our financial condition and results of operations are based upon our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q, which have been prepared by us in accordance with accounting principles generally accepted in the United States of America, (GAAP), for interim periods and with Regulation S-X promulgated under the Exchange Act. This discussion and analysis should be read in conjunction with these unaudited consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q as well as in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. The three months ended September 30, 2017 and 2016 are referred to as the third quarter of 2017 and 2016, respectively. Unless the context indicates otherwise, all references herein to our company include our wholly-owned subsidiary, Intellia Securities Corp.

We commenced active operations in mid-2014, and our operations to date have been limited to organizing and staffing our company, business planning, raising capital, developing our technology, identifying potential product candidates, undertaking preclinical research and studies and evaluating a clinical path for our pipeline programs. To date, we have financed our operations primarily through our collaborations with Novartis Institutes for BioMedical Research, Inc., (Novartis), and Regeneron Pharmaceuticals, Inc., (Regeneron), our initial public offering and private placements of our common and preferred stock. All of our revenue to date has been collaboration revenue. Since our inception and through September 30, 2017, we have raised an aggregate of approximately $360.6 million to fund our operations, of which $105.1 million was through our collaboration agreements, $170.5 million was from our initial public offering and concurrent private placements and $85.0 million was from the sale of convertible preferred stock.

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

The following table illustrates our discovery programs and opportunities as of September 30, 2017:

In September 2017, we presented data from our completed long-term, 52 week, durability mouse study, demonstrating in vivo genome editing following a single, intravenous administration of CRISPR/Cas9. With a single dose, we achieved and maintained an approximately 97 percent reduction in serum TTR protein levels through 12 months. This TTR reduction corresponded to approximately 70 percent editing at the target DNA site in the liver. This study confirmed that our LNP system is transiently present with 99 percent clearance of mRNA within 10 hours and of single guide RNA (sgRNA) within 72 hours in the liver. The treatment was well-tolerated throughout the 52-week study. These mouse durability results followed our presentation in August 2017 of initial data from rat studies demonstrating in vivo genome editing after a single, intravenous administration of CRISPR/Cas9. In our August 2017 presentation, we reported that, using our LNP system in rats, we had observed up to 91 percent reduction in serum TTR protein levels and up to 66 percent editing at the target DNA site in the subject animals.

In October 2017, we released interim top-line data regarding our in vivo non-human primate (NHP) exploratory pre-clinical studies.  Specifically, based on preliminary studies currently at varying points of progress, liver genome editing rates using CRISPR/Cas9 delivered via our proprietary LNP system have ranged from 0.10 percent up to 32.0 percent after a single dose with various exploratory guide RNAs (gRNA), LNP formulations and dosing regimens. In NHPs redosed with a subsequent application of our LNP formulations, we observed further editing to the levels achieved after a single dose, with multiple animals achieving a total of over 20 percent liver genome editing.

These NHP results were similar to the results we observed in our initial rodent studies.  We are conducting further optimization of our delivery system and proceeding to human guide selection. We expect to achieve higher levels of editing and reductions in serum levels of TTR protein as we achieved when we optimized the delivery system and CRISPR/Cas9 cargo used in our rodent models. We expect to designate a development candidate for a human therapeutic as soon as the first quarter of 2018.

Our proprietary delivery system has also been well-tolerated with both NHP-specific gRNA and exploratory human cross-reactive gRNAs, as assessed by gross observation of the animals, clinical chemistry, hematology, and cytokine and complement levels in single and repeat dose experiments to date. We are also encouraged by the reduction in serum TTR protein levels shown to date in animals with the highest levels of editing. We are conducting additional studies in multiple animal models to maximize editing rates through repeat dosing and formulation optimization.

In October 2017, we presented data from an in vivo mouse study showing, after a single intracerebral injection, delivery to the brain of one of our proprietary LNP formulations as demonstrated by the expression of tdTomato protein.  Additionally, we presented data from another in vivo mouse study showing gene editing in brain tissue following single intracerebral injections of several proprietary LNP formulations. Editing was assessed under various dosing regimens with six different proprietary LNP formulations following a single intracerebral injection targeting the striatum and cerebellum.  Under these various conditions, editing levels from less than 1% up to 28% were achieved in the striatal and cerebellar tissue.  The injections were well tolerated and the mice did not display any behavioral changes.

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

Collaboration Revenue

Through September 30, 2017, excluding amounts allocated to Novartis’ purchase of our Class A-1 and Class A-2 Preferred Units, we had recorded a total of $28.4 million in cash and accounts receivable under the Novartis agreement. Through September 30, 2017, we have recognized $20.6 million of collaboration revenue, including $2.4 million and $6.8 million in the three and nine months ended September 30, 2017, respectively, and $2.0 million and $5.7 million in the three and nine months ended September 30, 2016, respectively, in the consolidated statements of operations related to this agreement. As of September 30, 2017 and December 31, 2016, we had accounts receivable of $1.0 million and $6.0 million, respectively, related to this agreement.  As of September 30, 2017 and December 31, 2016, we had deferred revenue of $7.7 million and $11.6 million, respectively, related to this agreement.

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

Collaboration Revenue

Through September 30, 2017, we recorded a $75.0 million upfront payment and $3.6 million for research and development services under the Regeneron agreement. Through September 30, 2017, we recognized $21.3 million of collaboration revenue, including $4.9 million and $12.6 million in the three and nine months ended September 30, 2017, respectively, and $2.9 million and $5.2 million in the three and nine months ended September 30, 2016, respectively, in the consolidated statements of operations related to this agreement. As of September 30, 2017 and December 31, 2016, we had deferred revenue of $57.3 million and $66.7 million, and accounts receivable of $3.5 million and $0.5 million, respectively, related to this agreement.

Results of Operations

Collaboration Revenue

The following is a comparison of collaboration revenue for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Increase	2017	2016	Increase
			(In millions)
Collaboration revenue	$7.3	$4.9	$2.4	$19.4	$10.9	$8.5

Our revenue consists of collaboration revenue, including amounts recognized related to upfront technology access payments for licenses, technology access fees, research funding and milestone payments earned under our collaboration and license agreements with Novartis and Regeneron.

During the three and nine months ended September 30, 2017 and 2016, collaboration revenue consisted of amounts recognized from deferred revenue under the Novartis collaboration and the Regeneron collaboration. Collaboration revenue for the three and nine months ended September 30, 2017 also include amounts recognized for research and development services under the Regeneron collaboration. The increase in collaboration revenue during the three and nine months ended September 30, 2017 is related to the timing of the collaborations and the related commencement of amortization of the deferred revenue balances.

Research and Development

The following is a comparison of research and development expenses for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Increase	2017	2016	Increase
			(In millions)
Research and development	$17.5	$7.9	$9.6	$46.5	$20.5	$26.0

Research and development expenses consist of expenses incurred in performing research and development activities, including compensation and benefits, which includes equity-based compensation, for full-time research and development employees, facility-related expenses, overhead expenses, lab supplies and contract research services including, in the nine months ended September 30, 2016, $1.1 million in research services provided to us by Caribou, pursuant to a services agreement that we entered into with Caribou in July 2014 and which expired in November 2016.

Research and development expenses increased $9.6 million to $17.5 million during the three months ended September 30, 2017, as compared to $7.9 million in the three months ended September 30, 2016. Research and development expenses increased $26.0 million to $46.5 million during the nine months ended September 30, 2017, as compared to $20.5 million in the nine months ended September 30, 2016. This increase is primarily driven by our growth to 135 research and development employees as of September 30, 2017 from 66 research and development employees as of September 30, 2016, and the advancement of our early-stage research programs, collectively resulting in increases in salaries and related compensation expenses as well as laboratory supplies and research materials.

Through 2017, we expect research and development expenses to increase as we continue to grow our research and development team and continue to advance our research plans.

General and Administrative

The following is a comparison of general and administrative expenses for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Increase	2017	2016	Increase
			(In millions)
General and administrative	$5.7	$4.7	$1.0	$17.8	$11.7	$6.1

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

General and administrative expenses increased $1.0 million to $5.7 million during the three months ended September 30, 2017, compared to $4.7 million in the three months ended September 30, 2016.  General and administrative expenses increased $6.1 million to $17.8 million during the nine months ended September 30, 2017, compared to $11.7 million in the nine months ended September 30, 2016.  These increases were primarily related to increased salary and related headcount-based expenses, including equity-based compensation expense, as we grew to 34 general and administrative employees as of September 30, 2017 from 23 general and administrative employees as of September 30, 2016.

Interest Income

Interest income is income earned on our cash equivalents. The increase in interest income is due to the increase in interest-bearing money market accounts, commercial paper and U.S. treasury securities, as compared to the same period in the prior year.

Liquidity and Capital Resources

Since our inception through September 30, 2017, we have raised an aggregate of $360.6 million to fund our operations, of which $105.1 million was through our collaboration agreements, $170.5 million was from our initial public offering and concurrent private placements and $85.0 million was from the sale of convertible preferred stock. As of September 30, 2017, we had $222.3 million in cash and cash equivalents.

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

Outlook

Based on our research and development plans and our timing expectations related to the progress of our programs, we expect that our cash and cash equivalents as of September 30, 2017, as well as technology access and research funding that we expect to receive from Novartis, will enable us to fund our ongoing operating expenses and capital expenditures through mid-2019, without giving effect to any potential milestone payments or extension fees we may receive under our collaboration agreements with Novartis and Regeneron. We have based this estimate on current assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect.

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

Cash Flows

The following is a summary of cash flows for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,
	2017	2016
	(In millions)
Net cash (used in) provided by operating activities	$(44.0)	$50.5
Net cash used in investing activities	(7.7)	(2.8)
Net cash provided by financing activities	0.9	167.0

Net cash (used in) provided by operating activities

Net cash used in operating activities of $44.0 million during the nine months ended September 30, 2017 primarily reflects increased spend in our research and development and general and administrative activities, offset in part by the receipt of $8.0 million in additional payments from Novartis. Net cash provided by operating activities of $50.5 million during the nine months ended September 30, 2016 primarily reflects the receipt of a $75.0 million upfront payment under our collaboration with Regeneron and $3.0 million in additional payments from Novartis, partially offset by spend in our research and development and general and administrative activities as well as the payment of a $2.2 million security deposit for our new office and laboratory facilities in Cambridge, Massachusetts.

Net cash used in investing activities

Net cash used in investing activities during the nine months ended September 30, 2017 and 2016 relate solely to purchases of property and equipment as we grow our operations and build out our office and laboratory facilities.  We expect to continue investing in laboratory equipment through at least the remainder of 2017.

Net cash provided by financing activities

Net cash provided by financing activities in the nine months ended September 30, 2017 is made up of $0.4 million in cash received from the issuance of shares through our employee stock purchase plan and $0.5 million in cash received from the exercise of stock options. Net cash provided by financing activities of $167.0 million during the nine months ended September 30, 2016 includes $170.5 million in proceeds from our initial public offering and concurrent private placements, partially offset by the payment of offering costs and amounts paid that were allocated to the value of intellectual property licensed from Caribou.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB), issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes existing revenue recognition guidance. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The standard defines a five-step process to achieve this principle and will require companies to use more judgment and make more estimates than under the current guidance. We expect that these judgments and estimates will include identifying performance obligations in the customer contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. The new standard will be effective for us for annual and interim periods beginning after December 15, 2017. We continue to evaluate the impact that the adoption of this ASU will have on our consolidated financial statements; however, we do not expect that adoption of this standard will have a material impact on our consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases. ASU 2016-02 amends ASC 840, Leases, by introducing a lessee model that requires balance sheet recognition of most leases. We are the lessee under certain leases that are accounted for as operating leases. The proposed changes would require that substantially all of our operating leases be recognized as assets and liabilities on our balance sheet. ASU 2016-02 will be effective for us for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. We are evaluating the impact that the adoption of ASU 2016-02 will have on our consolidated financial statements but expect that we will recognize a material lease obligation upon adoption in connection with our existing lease agreements.

Contractual Obligations

There were no material changes to our contractual obligations during the nine months ended September 30, 2017. For a complete discussion of our contractual obligations, please refer to our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2016.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements as defined under the rules and regulations of the Securities and Exchange Commission.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of September 30, 2017, we had cash equivalents of $206.7 million consisting of interest-bearing money market accounts, commercial paper and U.S. treasury securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and the low risk profile of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future investment income.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company has established disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including the principal executive officer (our Chief Executive Officer) and principal financial and accounting officer (our Chief Financial Officer), to allow timely decisions regarding required disclosure.

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2017.

Changes in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We are focused on developing potentially curative medicines utilizing the CRISPR/Cas9 genome editing technology. Although there have been significant advances in the fields of gene therapy, which typically involves introducing a copy of a gene into a patient’s cell, and genome editing in recent years, CRISPR-based genome editing technologies are relatively new, and their therapeutic utility is largely unproven. The CRISPR/Cas9 technologies that we have licensed and that we intend to develop have not yet been clinically tested by us, nor are we aware of any clinical trials for safety or efficacy having been completed by third parties involving these technologies. The scientific evidence to support the feasibility of developing products based on these technologies is both preliminary and limited. Successful development of products by us will require solving a number of issues, including safely delivering a therapeutic into target cells within the human body or in an ex vivo setting, optimizing the efficiency and specificity of such products, and ensuring the therapeutic selectivity and efficacy of such products. There can be no assurance we will be successful in solving any or all of these issues.

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

Intellectual property owned by third parties relating to CRISPR/Cas9 or other related technologies necessary to develop, manufacture and commercialize CRISPR/Cas9 therapeutics – such as compositions of the products or components, methods of treatment, delivery technologies, chemical modifications and analytical and manufacturing methods – could adversely impact our ability to ultimately market and sell products. Currently, the Regents of the University of California and the University of Vienna (collectively, UC/Vienna) co-own with Dr. Emmanuelle Charpentier a worldwide patent portfolio, which covers methods of use and compositions relating to engineered CRISPR/Cas9 systems for, among other things, cleaving or editing

DNA and altering gene product expression in various organisms, including eukaryotic cells, which to-date includes granted patents from the European Patent Office, the United Kingdom’s Intellectual Property Office, the German Patent and Trade Mark Office, Australia’s Intellectual Property agency and China’s Intellectual Property Office. We refer to this co-owned worldwide patent portfolio as the UC/Vienna/Charpentier patent family. Through our 2014 license agreement with Caribou, we sublicense the UC/Vienna rights to these patents for human therapeutic, prophylactic and palliative uses, including companion diagnostics, except for anti-fungal and anti-microbial uses. The Broad Institute, Massachusetts Institute of Technology, the President and Fellows of Harvard College and the Rockefeller University co-own patents and patent applications that also claim aspects of CRISPR/Cas9 systems to edit genes in eukaryotic cells, including human cells (collectively, the Broad Institute patent family). Because the respective owners of the UC/Vienna/Charpentier patent application and the Broad Institute patent family both allege owning intellectual property claiming aspects of CRISPR/Cas9 systems and methods to edit genes in eukaryotic cells, including human cells, our ability to market and sell CRISPR/Cas9-based human therapeutics may be impacted. In January 2016, the U.S. Patent Trial and Appeal Board (PTAB) initiated an interference proceeding to determine which set of intellectual property was invented first and, thus, entitled to the patents covering these inventions in the United States. On February 15, 2017, the PTAB dismissed the proceeding finding that the respective patent claims involved in the interference were distinct such that they did not meet the legal requirement to proceed with the interference. As a result of this proceeding’s dismissal, the PTAB did not make a decision regarding which party actually first invented the use of CRISPR/Cas9 systems and methods to edit genes in eukaryotic cells. In April 2017, UC/Vienna/Charpentier appealed to the U.S. Court of Appeals for the Federal Circuit seeking a review and reversal of the PTAB’s decision to terminate the interference and, on July 25, 2017, they filed their opening brief supporting their appeal. Unless otherwise resolved, the Federal Circuit is expected to render a decision after the parties submit their respective legal positions. For additional information regarding the risks that may apply to our and our licensors’ intellectual property rights, see the section entitled “Risks Related to Our Intellectual Property” appearing elsewhere in this report for more information.

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

Further, significant uncertainty exists regarding the future scope and effect of the FDA’s regulatory framework, in particular relating to the review and approval of human therapeutic products because the current U.S. administration and federal legislators have publicly declared their intention to significantly modify the current legal framework governing the FDA. Any such changes to the FDA requirements could impact our ability to obtain approval for our products or sell them profitably. In addition, in the EU, the decision of the United Kingdom to withdraw from the European Union may require the EMA to relocate to another country and recruit and retain new personnel to review and approve our submissions for regulatory approval in Europe. EMA’s relocation could result in delays and other changes that may impact the timing and our ability to obtain approval for our products. Also, the United Kingdom may enact legislation related to the approval and oversight of human therapeutics in that nation. Until any such legislation is enacted, we will be uncertain as to its effects on our business, including our ability to seek and obtain approval for our products in the United Kingdom.

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

The use of the CRISPR/Cas9 system as a framework for developing gene editing therapies is a recent development and may not become broadly accepted by physicians, patients, hospitals, third-party payors and others in the medical community. A variety of factors will influence whether our product candidates are accepted in the market, including, for example:

•	the clinical indications for which our product candidates are approved;
•	the potential and perceived advantages of our product candidates over alternative treatments;
•	the incidence and severity of any side effects, including off-target editing or immunogenicity;

•	product labeling or product insert requirements of the FDA or other regulatory authorities;
•	limitations or warnings contained in the labeling approved by the FDA or other regulatory authorities;
•	the timing of market introduction of our product candidates;
•	availability or existence of competitive products;
•	the cost of treatment in relation to alternative treatments;
•	the amount of upfront costs or training required for health care providers to administer our product candidates;
•	the availability of adequate coverage, reimbursement and pricing by third-party payors and government authorities;
•	patients’ ability to access physicians and medical centers capable of delivering any therapies that we develop;
•	the willingness of patients to pay out of pocket in the absence of coverage and reimbursement by third-party payors and government authorities;
•	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;
•	relative convenience and ease of administration, including as compared to alternative treatments and competitive therapies;
•	any restrictions on the use of our product candidates together with other medications;
•	interactions of our product candidates with other medicines patients are taking;
•	potential adverse events for any products developed, or negative interactions with regulatory agencies, by us or others in the gene therapy and gene editing fields; and
•	the effectiveness of our sales and marketing efforts and distribution support.

Even if our products achieve market acceptance, we may not be able to maintain that market acceptance over time if new products or technologies are introduced that are more favorably received than our products, are more cost effective or render our products obsolete. In addition, adverse publicity due to the ethical and social controversies surrounding the therapeutic use of CRISPR/Cas9 or other therapeutics mediums, such as viral vectors that we may use in our clinical trials may limit market acceptance of our product candidates. If our product candidates are approved but fail to achieve market acceptance among physicians, patients, hospitals, third-party payors or others in the medical community, we will not be able to generate significant revenue.

Negative public opinion and increased regulatory scrutiny of CRISPR/Cas9, gene editing or gene therapy generally may damage public perception of the safety of any product candidates that we develop and adversely affect our ability to conduct our business or obtain regulatory approvals for such product candidates.

Gene therapy in general, and gene editing in particular, remain novel technologies, with the first gene therapy product being approved in August 2017 in the United States and only a limited number of gene therapy products approved to date in the EU. Public perception may be influenced by claims that gene therapy or gene editing, including the use of CRISPR/Cas9, is unsafe or unethical, and gene therapy or gene editing may not gain the acceptance of the public or the medical community. In particular, our success will depend upon physicians who specialize in the treatment of diseases targeted by our product candidates prescribing treatments that involve the use of our product candidates in lieu of, or in addition to, existing treatments with which they are more familiar and for which greater clinical data may be available. In addition, responses by the U.S., state or foreign governments to negative public perception or ethical concerns may result in new legislation or regulations that could limit our ability to develop or commercialize any product candidates, obtain or maintain regulatory approval or otherwise achieve profitability. More restrictive statutory regimes, government regulations or negative public opinion would have an adverse effect on our business, financial condition, results of operations and prospects and may delay or impair the development and commercialization of our product candidates or demand for any products we may develop. For example, earlier gene therapy trials led to several well-publicized adverse events, including cases of leukemia and death, and the FDA recently initiated a clinical hold on a CAR-T cell therapy clinical trial due to patient deaths, and the company developing the therapy ultimately decided to stop the program. Serious adverse events in our clinical trials, or other clinical trials involving gene therapy or gene editing products or our competitors’ products, even if not ultimately attributable to the relevant product candidates, and the resulting publicity could result in increased government regulation, unfavorable public perception, potential regulatory delays in the testing or approval of our product candidates, stricter labeling requirements for those product candidates that are approved and a decrease in demand for any such product candidate.

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

We cannot provide any assurance that we will be able to successfully advance any product candidates that we discover through the research process. Our research programs may initially show promise, yet fail to yield product candidates for clinical development or commercialization for many reasons, including the following:

•	our technology and approach may not be successful in identifying product candidates;
•	we may not be able or willing to assemble sufficient resources to acquire or discover product candidates;
•	animal or other non-human models for the targeted disease may not be appropriate or available to conduct preclinical testing;
•	testing in preclinical models may not be predictive of human clinical testing results because species have distinct genomic sequences that may require the use of species-specific guides and reagents;
•	our product candidates may not succeed in preclinical or clinical testing;
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
•

a product candidate may not demonstrate in patients the biological, chemical and pharmacological properties identified in laboratory and preclinical studies, or they may interact with human biological systems in unforeseen, ineffective or even harmful ways;

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

Results, including positive results, from our initial pre-clinical studies are not necessarily predictive of our other ongoing and future pre-clinical and clinical studies, and they do not guarantee or indicate the likelihood of approval of any potential product candidate by the FDA, EMA or any other regulatory agency. If we cannot replicate the positive results from any of our pre-clinical or clinical studies, we may be unable to successfully develop, obtain regulatory approval for and commercialize any potential product candidate.

There is a high failure rate for product candidates progressing through pre-clinical and clinical studies. Even if we are able to successfully complete our ongoing and future pre-clinical studies for any potential product candidate, we may not be able to replicate any positive results from these or any other studies in any of our future pre-clinical and clinical trials, and they do not guarantee approval of any potential product candidate by the FDA, EMA or any other necessary regulatory authorities in a timely manner or at all. Companies in the pharmaceutical and biotechnology industries have commonly suffered significant setbacks in clinical studies after achieving positive results in early stage development, and we cannot be certain that we will not face similar setbacks. These setbacks have been caused by, among other things, preclinical findings made before, during and after clinical studies were underway, or observations regarding the lack of safety or efficacy made in clinical studies, which could include new or previously unreported adverse events. In addition, regulatory delays or rejections may be encountered as a result of many factors, including changes in the relevant laws, regulations or regulatory policy during the period of product development.

Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that believed their product candidates performed satisfactorily in such studies nonetheless failed to obtain FDA, EMA or other necessary regulatory agency approval. If we fail to obtain results in our on-going, planned and future pre-clinical and clinical studies sufficient to meet the requirements of the relevant regulatory agencies, the development timeline and regulatory approval and commercialization prospects for any potential product candidate, and, correspondingly, our business and financial prospects, would be materially adversely affected.

The reported results of the non-human primate studies are based on top-line interim data and may ultimately differ from actual results once additional data are received and fully evaluated.

The reported results of the non-human primate studies that we have publicly disclosed, and that are discussed herein and in documents we incorporated by reference, consist of top-line interim data. Top-line interim data are based on a preliminary analysis of currently-available data from an ongoing series of studies, and therefore the reported results, findings and conclusions related to these data are subject to change following a comprehensive review of the more extensive data that we expect to receive related to the studies. Our reported results and related top-line interim data are based on assumptions, estimations, calculations and information currently available to us, and we have not received or had an opportunity to fully evaluate all of the data related to the studies. As a result, the top-line interim data results that we have reported may differ from future results, or different conclusions or considerations may qualify such results, once the current data or additional data have been received and fully evaluated. In addition, third parties, including regulatory agencies, may not accept or agree with our assumptions, estimations, calculations or analyses, or may interpret or weigh the importance of data differently, which could impact the value of our technology, the approvability or commercialization of product candidates and our business in general. If the top-line interim data that we have reported related to non-human primate differ from actual results or is perceived as insufficient or faulty, our ability to obtain approval for, and commercialize, our products may be harmed, which could harm our business, financial condition, operating results or prospects.

Clinical development involves a lengthy and expensive process, with an uncertain outcome. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of any product candidates.

All of our lead programs are still in the discovery or preclinical stage, and their risk of failure is high. It is impossible to predict when or if any of our programs will prove effective and safe in humans or will receive regulatory approval. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of any of our future product candidates in humans. Preclinical and clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. We may be unable to establish clinical endpoints that applicable regulatory authorities would consider clinically meaningful, and a clinical trial can fail at any stage of testing. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products.

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

We have never generated any revenue from product sales and our ability to generate revenue from product sales and become profitable depends significantly on our success in a number of areas.

We have no products approved for commercial sale, have not generated any revenue from product sales, and do not anticipate generating any revenue from product sales until sometime after we have received regulatory approval for the commercial sale of a product candidate that we discover. Our ability to generate revenue and achieve and retain profitability depends significantly on our success in many areas, including:

•	selecting commercially viable product candidates and effective delivery methods;
•	completing research, preclinical and clinical development of product candidates;
•	obtaining regulatory approvals and marketing authorizations for product candidates for which we complete clinical trials;
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

Competitors in our efforts to provide genetic therapies to patients can be grouped into at least three sets based on their product discovery platforms:

•	gene editing companies focused on CRISPR/Cas9 including: Casebia Therapeutics, CRISPR Therapeutics, Inc., Editas Medicine, Inc., ToolGen, Inc. and Tracr Hematology Limited;
•	other gene editing companies including: bluebird bio, Inc., Cellectis S.A., Poseida, Inc., Precision BioSciences, Inc. and Sangamo Therapeutics; and
•

gene therapy companies developing ex vivo or in vivo therapies including: bluebird bio, Inc., Cellectis S.A., Juno Therapeutics, Inc., Gilead Sciences, Inc. (who recently acquired Kite Pharma, Inc.), Novartis A.G. and Spark Therapeutics, Inc.

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

We may never succeed in any or all of these activities and, even if we do, we may never generate revenues that are significant or large enough to achieve profitability. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of the Company and could impair our ability to raise capital, maintain our research and development efforts, expand our business or continue our operations.

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

Each of our programs may require additional discovery research and then preclinical and clinical development, regulatory approval in multiple jurisdictions, obtaining manufacturing supply, capacity and expertise, building of a commercial organization, substantial investment and significant marketing efforts before we generate any revenue from product sales. In addition, our product candidates must be approved for marketing by the FDA or certain other foreign regulatory agencies, including the EMA, before we may commercialize any product.

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

We are not profitable and have incurred losses in each period since our inception. Our net loss was $43.6 million for the nine months ended September 30, 2017. As of September 30, 2017, we had an accumulated deficit of $97.2 million. We expect these losses to increase as we continue to incur significant research and development and other expenses related to our ongoing operations, seek regulatory approvals for our future product candidates, scale-up manufacturing capabilities, maintain, expand and protect our intellectual property portfolio and hire additional personnel to support the development of our product candidates and to enhance our operational, financial and information management systems.

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

Our inability to enroll a sufficient number of patients for clinical trials would result in significant delays and could require us to abandon one or more clinical trials altogether. Enrollment delays in clinical trials may result in increased development costs for any of our potential future product candidates, which would cause the value of the Company to decline and limit our ability to obtain additional financing. Furthermore, we expect to rely on CROs and clinical trial sites to ensure the proper and timely conduct of our clinical trials, and, while we expect to enter into agreements governing their committed activities, we will have limited influence over their actual performance.

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

Recruiting and retaining qualified scientific, clinical, manufacturing and sales and marketing personnel will also be important for our success. The loss of the services of our executive officers or other key employees could impede the achievement of our research, development and commercialization objectives and seriously harm our ability to successfully implement our business strategy. Furthermore, replacing executive officers and key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, gain regulatory approval of and commercialize products using our technology. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these key personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies, universities and research institutions for similar personnel. The market for qualified personnel in the biotechnology space generally, and gene editing and gene therapy fields in particular, in and around the Cambridge, Massachusetts area is especially competitive. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategies. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. Further, some of the qualified personnel that we hire and recruit are not United States citizens, and there is uncertainty with regard to their future employment status due to the current U.S. administration’s announced intention of modifying the legal framework for non-U.S. citizens to be employed in the United States. If we are unable to continue to attract and retain high quality personnel, our ability to pursue our growth strategy will be limited.

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

In April 2016, we entered into a collaboration agreement with Regeneron that includes a product component to research, develop and commercialize CRISPR/Cas-based therapeutic products primarily focused on gene editing in the liver as well as a technology collaboration component, pursuant to which we and Regeneron will engage in research and development activities aimed at discovering and developing novel technologies and improvements to CRISPR/Cas technology to enhance our gene editing platform. Pursuant to the Regeneron collaboration agreement, we granted Regeneron exclusive rights to select up to 10 targets, subject to certain restrictions, while we retain the rights to solely develop our sentinel indications, other than ATTR, which will be subject to a co-development and co-commercialization arrangement with Regeneron, and have the right to choose additional liver targets for our own development during the collaboration term. Certain other of the development targets under the Regeneron agreement may also be subject to a co-development/co-commercialization arrangement with the other party at the other party’s option.

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

We expect to rely in part on third parties to manufacture our clinical product supplies, and we intend to rely on third parties for at least a portion of the manufacturing process of our product candidates, if approved. Our business could be harmed if the third parties fail to provide us with sufficient quantities of product inputs or fail to do so at acceptable quality levels or prices or fail to meet legal and regulatory requirements.

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

The facilities used by our contract manufacturers to manufacture our product candidates must be approved by the FDA or other foreign regulatory agencies pursuant to inspections that will be conducted after we submit an application to the FDA or other foreign regulatory agencies. We will be dependent on our contract manufacturing partners for compliance with legal and regulatory requirements for manufacture, including cGMP, and in certain cases, cGTP, requirements of our product candidates. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or other regulatory authorities, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities. In addition, we have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved.

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

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. For example, political unrest and global financial crises can cause extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn, political unrest or additional global financial crises could result in a variety of risks to our business, including weakened demand for our products, if approved, or our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate, further political developments and financial market conditions could adversely impact our business.

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

The policies of the FDA and of other regulatory authorities may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates.  We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad.  For example, certain policies of the current or future U.S. administration may impact our business and industry.  Namely, the current administration has taken, or may take, several executive actions, including the issuance of a number of executive orders, that could impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine regulatory and oversight activities such as implementing statutes through rulemaking and issuance of guidance. On January 30, 2017, the U.S. president issued an executive order, applicable to all executive agencies, including the FDA, that requires that for each notice of proposed rulemaking or final regulation to be issued in fiscal year 2017, the agency shall identify at least two existing regulations to be repealed, unless prohibited by law. These requirements are referred to as the “two-for-one” provisions. This executive order includes a budget neutrality provision that requires the total incremental cost of all new regulations in the 2017 fiscal year, including repealed regulations, to be no greater than zero, except in limited circumstances. For fiscal years 2018 and beyond, the executive order requires agencies to identify regulations to offset any incremental cost of a new regulation. In guidance issued by the Office of Information and Regulatory Affairs within OMB on April 5, 2017, the administration indicates that the “two-for-one” provisions may apply not only to agency regulations, but also to significant agency guidance documents, and on September 8, 2017, the FDA published notices in the Federal Register soliciting broad public comment to identify regulations that could be modified in compliance with these Executive Orders. It is difficult to predict how these requirements will be implemented, and the extent to which they will impact the FDA’s ability to exercise its regulatory authority. If these executive actions impose constraints on FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.

Healthcare cost control initiatives, including healthcare legislative reform measures, may have a material adverse effect on our business and results of operations.

Third-party payors, whether domestic or foreign, or governmental or commercial, are developing increasingly sophisticated methods of controlling healthcare costs. In both the United States and certain foreign jurisdictions, there have been, and are expected to continue to be, a number of legislative and regulatory changes to the health care system that could impact our ability to sell our products profitably. In the United States, however, significant uncertainty exists regarding the provision and financing of health care because the current administration and federal legislators have publicly declared their intention to significantly modify the current legal and regulatory framework for the health care system but details have not been agreed upon or disclosed.

Current legislation at the United States federal and state levels seeks to reduce healthcare costs and improve the quality of healthcare. In March 2010, the Affordable Care Act was enacted, which substantially changed the way health care is financed by both governmental and private insurers, and significantly impacted the U.S. pharmaceutical and biotechnology industry. The Affordable Care Act, among other things, subjects biologic products to potential competition by lower-cost biosimilars, addresses a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, increases the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program, extends the Medicaid Drug Rebate program to utilization of prescriptions of individuals enrolled in Medicaid managed care organizations, subjects manufacturers to new annual fees and taxes for certain branded prescription drugs and biologic agents and provides incentives to programs that increase the federal government’s comparative effectiveness research. At this time, the full effect that the Affordable Care Act would have on our business remains unclear. Further, significant uncertainty exists regarding the future scope and effect of the Affordable Care Act because the current administration and federal legislators have publicly declared their intention to significantly modify or repeal the legislation. We cannot predict the ultimate form or timing of any modification to, or repeal of, the Affordable Care Act or the effect that such modification or repeal would have on our business. Public announcements by the U.S. administration and members of the U.S. Congress have emphasized the administration’s significant interest in pursuing prompt healthcare reform. Such reform efforts and any resulting changes to the Affordable Care Act, or related regulations and laws, could impact our ability to sell our products profitably.

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

There have been, and likely will continue to be, legislative and regulatory proposals at the foreign, federal and state levels directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. As indicated previously, significant uncertainty exists regarding the future scope and effect of current health care legislation and regulations because the current administration and federal legislators have publicly declared their intention to significantly modify or repeal the current legislative framework. We cannot predict the initiatives that may be adopted in the future, any of which could limit or modify the amounts that foreign, federal and state governments as well as private payors, including patients, will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

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

•

the Foreign Corrupt Practices Act (FCPA) and other laws which prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. persons and issuers as defined by the statute for the purpose of obtaining or retaining business; and

•

the Federal Food, Drug and Cosmetic Act, which prohibits, among other things, the commercialization of adulterated or misbranded of drugs and medical devices and the Public Health Service Act, which prohibits, among other things, the commercialization of biological products unless a biologics license is in effect.

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

Third parties asserting their patent rights against us may seek and obtain injunctive or other equitable relief, which could effectively block our ability to further develop and commercialize our product candidates. For example, the Broad Institute patent family includes issued patents in the U.S. and Europe that purport to cover certain aspects of the CRISPR/Cas9 gene editing platform for use on eukaryotic cells, including human cells. In January 2016, an interference proceeding was declared in the U.S. Patent and Trademark Office (USPTO) between the claims from one UC/Vienna/Charpentier patent application we license through Caribou and certain U.S. patents and one application of the Broad Institute patent family to determine which set of inventors invented first and, thus, is entitled to patents on the invention in the United States. In February 2017, the PTAB dismissed the interference proceeding without making any decision regarding inventorship or priority between the patents and applications at issue. It is now possible that the Broad Institute could seek to assert its patent family against us based on our CRISPR/Cas9-based activities, including commercialization. Defense of these or similar claims, regardless of their merit, would involve substantial litigation expense, would be a substantial diversion of management and other employee resources from our business and may impact our reputation. In the event of a successful claim of infringement against us, we may have to pay substantial damages, including treble damages and attorneys’ fees for any adjudicated willful infringement, obtain one or more licenses from third parties, pay royalties or redesign our infringing products, which may be impossible or require substantial time and monetary expenditure. In that event, we may be unable to further develop and commercialize our product candidates, which could harm our business significantly.

If we are found to infringe a third party’s valid intellectual property rights, we could be required to obtain a license from such third party to continue developing and marketing our products and technology. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. We could be forced, including by court order, to cease commercializing, manufacturing or importing the infringing technology or product. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees if we are found to have willfully infringed a patent. A finding of infringement could prevent us from commercializing one or more of our product candidates, force us to redesign our infringing products or force us to cease some or all of our business operations, any of which could materially harm our business and could prevent us from further developing and commercializing our proposed future product candidates thereby causing us significant harm. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business.

Under our license agreement with Caribou, we sublicense a patent family from The Regents of the University of California and the University of Vienna that is co-owned by Dr. Emmanuel Charpentier. The outcome of recent proceedings, as well as potential future proceedings, related to this patent family may affect our ability to utilize the intellectual property sublicensed under our license agreement with Caribou.

The Broad Institute patent family includes issued patents in the U.S. and Europe that purport to cover certain aspects of the CRISPR/Cas9 gene editing platform for use on eukaryotic cells, including human cells. On January 11, 2016, the PTAB declared an interference proceeding between certain patents and a patent application of the Broad Institute patent family and one UC/Vienna/Charpentier patent application to determine, based on priority of invention, whether the contested inventions belong either to UC/Vienna/Charpentier or to the Broad Institute in the United States. This interference proceeding was discontinued by the PTAB in February 2017 without any finding regarding inventorship or priority. In discontinuing the interference proceeding, the PTAB found that the claim sets presented by the two parties were “patentably distinct” from each other and, thus, did not meet the statutory requirements for continuing the proceeding. In April 2017, UC/Vienna/Charpentier appealed to the U.S. Court of Appeals for the Federal Circuit seeking a review and reversal of the PTAB’s decision to terminate the interference, and, on July 25, 2017, they filed their opening brief supporting their appeal. Unless otherwise resolved, the Federal Circuit is expected to render a decision after the parties submit their respective legal positions. In addition, UC/Vienna/Charpentier continue to prosecute other patent claims covering the CRISPR/Cas9 inventions, which could also result in allowable or issued patents in the United States. Certain of the claims being prosecuted by UC/Vienna/Charpentier, if found allowable by the USPTO, could lead to interference proceedings against patents or patent applications owned by other parties, including the Broad Institute patent family, with respect to certain claims expressly relating to the use of CRISPR/Cas9 in eukaryotic cells. We cannot be certain which of these results, if any, will actually occur. Further, the effects that any such results may have on us and our intellectual property position, including whether UC/Vienna/Charpentier will ultimately be successful in prosecuting to issuance a patent covering the CRISPR/Cas9 system that we are able to use under our license agreement with Caribou, are currently unknown. The Broad could seek to assert its issued patents against us based on our CRISPR/Cas9-based activities, including commercialization. Defense of these claims, regardless of their merit, would involve substantial litigation expense, would be a substantial diversion of management and other employee resources from our business and may impact our reputation. In the event of a successful claim of infringement against us, we may have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, obtain one or more licenses from third parties, pay royalties or redesign our infringing products, which may be impossible or require substantial time and monetary expenditure. In that event, we could be unable to further develop and commercialize our product candidates, which could harm our business significantly.

In addition, other third parties, such as Vilnius University, ToolGene, Inc., MilliporeSigma (a subsidiary of Merck KGaA) and Harvard University, filed patent applications claiming CRISPR/Cas9-related inventions around or soon after the UC/Vienna/Charpentier application was filed and, therefore, may claim that they invented the invention before UC/Vienna/Charpentier.  If the USPTO deems the scope of the claims of one or more of these parties to sufficiently overlap with the allowable claims from the UC/Vienna/Charpentier application, the USPTO could declare other interference proceedings to determine the actual inventor of such claims.  If UC/Vienna/Charpentier fail in defending their inventorship priority on any of these claims, we may lose valuable intellectual property rights, such as the exclusive right to use, such intellectual property. Such an outcome could have a material adverse effect on our business. Even if we are successful in defending against such claims, any disputes could result in substantial costs and be a distraction to management and other employees.

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

Disputes have and may arise between us and our licensors, our licensors and their licensors, or us and third parties that co-own intellectual property with our licensors or their licensors, regarding intellectual property subject to a license agreement, including those relating to:

•	the scope of rights, if any, granted under the license agreement and other interpretation-related issues;
•	whether and the extent to which our technology, products and processes infringe on, or derive from, intellectual property of the licensor that is not subject to the license agreement;
•	whether our licensor or its licensor had the right to grant the license agreement, or whether they are compliant with their contractual obligations to their respective licensor(s);
•	whether third parties are entitled to compensation or equitable relief, such as an injunction, for our use of the intellectual property without their authorization;
•	our right to sublicense patent and other rights to third parties, including those under collaborative development relationships;
•	whether we are complying with our obligations with respect to the use of the licensed technology in relation to our development and commercialization of product candidates;
•	our involvement in the prosecution, defense and enforcement of the licensed patents and our licensors’ overall patent strategy;
•	the allocation of ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and by us and our partners; and
•	the amounts of royalties, milestones or other payments due under the license agreement.

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

Patents relating to our product candidates are controlled by certain of our licensors or their respective licensors. Each of our licensors or their licensors generally has rights to file, prosecute, maintain and defend the patents we have licensed from such licensor. If these licensors or any future licensees and in some cases, co-owners from which we do not yet have licenses, having rights to file, prosecute, maintain, and defend our patent rights fail to adequately conduct these activities for patents or patent applications covering any of our product candidates, our ability to develop and commercialize those product candidates may be adversely affected and we may not be able to prevent competitors from making, using or selling competing products. We cannot be certain that such activities by our licensors or their respective licensors have been or will be conducted in compliance with applicable laws and regulations or in our best interests, or will result in valid and enforceable patents or other intellectual property rights. Pursuant to the terms of the license agreements with our licensors, the licensors may have the right to control enforcement of our licensed patents or defense of any claims asserting the invalidity of these patents and, even if we are permitted to pursue such enforcement or defense, we cannot ensure the cooperation of our licensors or, in some cases, other necessary parties, such as the co-owners of the intellectual property from which we have not yet obtained a license. We cannot be certain that our licensors or their licensors, and in some cases, their respective co-owners, will allocate sufficient resources or prioritize their or our enforcement of such patents or defense of such claims to protect our interests in the licensed patents. For example, with respect to our sublicensed rights from Caribou to UC/Vienna/Charpentier intellectual property, UC retained the right to control the prosecution, enforcement and defense of this intellectual property in its license agreement with Caribou and, pursuant to an Invention Management Agreement, shares these responsibilities with CRISPR Therapeutics and, under certain circumstances, ERS, as the designated managers of the intellectual property.

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

The price of our common stock historically has been volatile, which may affect the price at which you could sell any shares of our common stock.

The market price for our common stock historically has been highly volatile and could continue to be subject to wide fluctuations in response to various factors.  This volatility may affect the price at which you could sell the shares of our common stock, and the sale of substantial amounts of our common stock could adversely affect the price of our common stock.  Our stock price is likely to continue to be volatile and subject to significant price and volume fluctuations in response to market and other factors, including:

•	the success of competing products or technologies;
•	results of clinical trials of our product candidates or those of our competitors;
•	developments or disputes concerning patent applications, issued patents or other intellectual property rights;
•	regulatory or legal developments in the United States and other countries;
•	the recruitment or departure of key personnel;
•	the level of expenses related to any of our product candidates or clinical development programs;
•	the results of our efforts to discover, develop, acquire or in-license additional product candidates or products;
•	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
•	variations in our financial results or the financial results of companies that are perceived to be similar to us;
•	sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares;
•	changes in the structure of healthcare payment systems;
•	market conditions in the pharmaceutical and biotechnology sectors;
•	general economic, industry and market conditions; and
•	the other factors described in this Risk Factors section.

In addition, companies trading in the stock market in general, and in the NASDAQ Global Market in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. In the past, following periods of volatility in the market, securities class-action litigation has often been instituted against companies. Such litigation, if instituted against us, could result in substantial costs and diversion of management’s attention and resources, which could materially and adversely affect our business, financial condition, results of operations and growth prospects.

Our principal stockholders and management own a significant percentage of our stock and, if they choose to act together, will be able to control or exercise significant influence over matters subject to stockholder approval.

As of September 30, 2017, our executive officers, directors, five percent or greater stockholders and their affiliates beneficially own approximately 71.4% of our outstanding voting stock. These stockholders may have the ability to influence us through their ownership positions. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to control elections of directors or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

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

Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our equity incentive plans, could result in additional dilution of the percentage ownership of stockholders and could cause our stock price to fall.

The Company will need additional capital in the future to continue our planned operations. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. We may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, convertible securities or other equity securities in more than one transaction, investors may be materially diluted by subsequent sales. These sales may also result in material dilution to the Company’s existing stockholders, and new investors could gain rights superior to our existing stockholders.

In addition, sales of a substantial number of shares of our outstanding common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock. Persons who were our stockholders prior to our IPO continue to hold a substantial number of shares of our common stock that many of them are now able to sell in the public market. Significant portions of these shares are held by a relatively small number of stockholders. Sales by our stockholders of a substantial number of shares, or the expectation that such sales may occur, could significantly reduce the market price of our common stock.

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

If securities or industry analysts do not publish research, or publish inaccurate or unfavorable research, about our business, our stock price and trading volume could decline.

The trading market for our common stock will depend, in part, on the research and reports that securities or industry analysts publish about us or our business. Securities and industry analysts may not publish an adequate amount of research on the Company, which may negatively impact the trading price for our stock. In addition, if one or more of the analysts who cover us downgrade our stock or publish inaccurate or unfavorable research about our business, our stock price would likely decline. Further, if our operating results fail to meet the forecasts of analysts, our stock price would likely decline. If one or more of these analysts cease coverage of the Company or fail to publish reports on us regularly, demand for our stock could decrease, which might cause our stock price and trading volume to decline.

Because we do not anticipate paying any cash dividends on our capital stock in the foreseeable future, capital appreciation, if any, will be your sole source of gain.

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all of our future earnings, if any, to finance the growth and development of our business. In addition, the terms of any future debt agreements may preclude us from paying dividends. As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future.

We could be subject to securities class action litigation.

In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because biotechnology and pharmaceutical companies have experienced significant stock price volatility in recent years. If we face such litigation, it could result in substantial costs and a diversion of management’s attention and resources, which could harm our business.

Changes in tax law may adversely affect us or our investors.

The rules dealing with U.S. federal, state and local income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect us or holders of our common stock. In recent years, many such changes have been made and changes are likely to continue to occur in the future. It cannot be predicted whether, when, in what form, or with what effective dates, tax laws, regulations and rulings may be enacted, promulgated or issued, which could result in an increase in our or our shareholders’ tax liability or require changes in the manner in which we operate in order to minimize or mitigate any adverse effects of changes in tax law.

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

As of September 30, 2017, we have used approximately $96.2 million of the net offering proceeds primarily to advance the research and development of our product candidates for our sentinel indications, to progress additional in vivo and ex vivo pipeline development candidates, to further develop our delivery technologies and CRISPR/Cas9 gene editing platform and for working capital and general corporate purposes. We are holding a significant portion of the balance of the net proceeds from the offering in interest-bearing money market accounts, commercial paper and U.S. treasury securities. There has been no material change in our planned use of the balance of the net proceeds from what was described in our Prospectus that forms a part of our Registration Statement on Form S-1 (File No. 333-210689), which was filed with the SEC on May 5, 2016, pursuant to Rule 424(b)(4) under the Securities Act.

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

Dated: October 31, 2017

INTELLIA THERAPEUTICS, INC.

By:	/s/ Nessan Bermingham
Nessan Bermingham, Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Graeme Bell
Graeme Bell
Executive Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)