Form 10-K
period 2017-12-31
Intellia Therapeutics, Inc.
filed 2018-03-14
CIK 1652130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $235.3 million as of June 30, 2017 (based on a closing price of $16.00 per share as quoted by the Nasdaq Global Market as of such date). In determining the market value of non-affiliate common stock, shares of the registrant’s common stock beneficially owned by officers, directors and affiliates have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The registrant had 42,387,435 shares of Common Stock, $0.0001 par value per share, outstanding as of February 28, 2018.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference certain information from the registrant’s definitive Proxy Statement for its 2018 annual meeting of shareholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year end of December 31, 2017. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

Intellia Therapeutics, Inc.

Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2017

Forward-looking Information

This Annual Report on Form 10-K contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may be identified by such forward-looking terminology as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. Our forward-looking statements are based on a series of expectations, assumptions, estimates and projections about our company, are not guarantees of future results or performance and involve substantial risks and uncertainty. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in these forward-looking statements. Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including the risks and uncertainties inherent in our statements regarding:

•	the initiation, timing, progress and results of our research and development programs and future preclinical and clinical studies;
•	our ability to apply a risk-mitigated strategy to efficiently discover and develop product candidates, including by applying learnings from one program to other programs;
•	our ability to create or maintain a pipeline of product candidates;
•	our ability to manufacture or obtain material for our product candidates;
•	our ability to advance any product candidates into, and successfully complete, clinical studies;
•	our ability to advance our therapeutic delivery capabilities;
•	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates and technology;
•	our ability to operate, including commercializing products, without infringing the proprietary rights of others;
•	the issuance of regulatory guidance regarding preclinical and clinical studies for genome editing products;
•	the timing or likelihood of regulatory filings and approvals;
•	the commercialization of our product candidates, if approved;
•	the pricing and reimbursement of our product candidates, if approved;
•	the implementation of our business model, strategic plans for our business, product candidates and technology;
•	estimates of our expenses, future revenues, capital requirements and our needs for additional financing;
•	the potential benefits of strategic collaboration agreements and our ability to enter into strategic arrangements;
•	our ability to maintain and establish collaborations and licenses or obtain additional funding;
•	our financial performance;
•	developments relating to our competitors and our industry; and
•	other risks and uncertainties, including those listed under the caption “Risk Factors.”

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

Overview

We are a leading genome editing company focused on the development of proprietary, curative therapeutics utilizing a biological tool known as CRISPR/Cas9. We believe that the CRISPR/Cas9 technology has the potential to transform medicine by permanently editing disease-associated genes or genetic material in the human body with a single treatment course, and via cell therapies that can replace a patient’s diseased cells or better target cancer and immunological diseases using engineered immune cells. We intend to leverage our leading scientific expertise, clinical development experience and intellectual property (IP) position to unlock broad therapeutic applications of CRISPR/Cas9 genome editing and develop a potential new class of therapeutic products.

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

We plan to use the CRISPR/Cas9 system across two broad areas: in vivo applications, in which CRISPR/Cas9 therapeutic products are delivered directly to target cells within the body; and ex vivo (outside the body) applications, in which human cells are modified or repaired using CRISPR/Cas9, and the edited cells are administered to the patient to replace the patient’s abnormal cells, to target cancer cells or to regulate abnormal immune function. Our in vivo pipeline includes proprietary programs targeting genetic diseases including transthyretin amyloidosis (ATTR), which we are co-developing with Regeneron Pharmaceuticals, Inc. (Regeneron), alpha-1 antitrypsin deficiency (AATD) and inborn errors of metabolism (IEMs) such as primary hyperoxaluria (PH-1), and infectious diseases such as chronic hepatitis B infection (HBV). Our ex vivo pipeline consists of two separate efforts: 1) a set of proprietary programs within our internal eXtellia division focused on developing engineered cell therapies to treat various oncological and autoimmune diseases, and 2) partnered programs developed in collaboration with Novartis Institutes for BioMedical Research, Inc. (Novartis), focused on chimeric antigen receptor T cells (CAR-T cells) and hematopoietic stem cells (HSCs), the stem cells from which all of the various types of blood cells originate.

The following table illustrates our current discovery programs and opportunities as of February 28, 2018:

In September 2017, we presented data from our completed long-term, 52-week, durability mouse study, demonstrating in vivo genome editing following a single, intravenous administration of CRISPR/Cas9. With a single dose, we achieved and maintained an approximately 97 percent reduction in serum TTR protein levels through 12 months. This TTR reduction was accomplished by approximately 70 percent sustained editing at the target DNA site in the liver. This study confirmed that our lipid nanoparticle (LNP) system is transiently present with 99 percent clearance of messenger RNA (mRNA) within 10 hours and of single guide RNA (sgRNA) within 72 hours in the liver. The treatment was well-tolerated at the time of administration and no adverse events were noted throughout the 52-weeks of follow up. These mouse durability results followed our presentation in August 2017 of initial data from rat studies demonstrating in vivo genome editing after a single, intravenous administration of CRISPR/Cas9. In our August 2017 presentation, we reported that, using our LNP system in rats, we had observed up to 91 percent reduction in serum TTR protein levels and up to 66 percent editing at the target DNA site in the subject animals.

In October 2017, we released interim top-line data regarding our in vivo non-human primate (NHP) exploratory pre-clinical studies.  Specifically, based on preliminary studies currently at varying points of progress, liver genome editing rates using CRISPR/Cas9 delivered via our proprietary LNP system have ranged from 0.10 percent up to 32.0 percent after a single dose with various exploratory NHP guide RNAs (gRNA), LNP formulations and dosing regimens as well as with exploratory human cross-reactive gRNAs. In NHPs redosed with a subsequent application of our LNP formulations, we observed further editing that surpassed those levels achieved after a single dose, with multiple animals achieving a total of over 20 percent liver genome editing after a second dose.

These NHP results were similar to the results we observed in our initial rodent studies.  We are conducting further improvements of our delivery system and proceeding to human guide selection. We expect to achieve higher levels of editing and reductions in serum levels of TTR protein that we achieved when we optimized the delivery system and CRISPR/Cas9 cargo used in our rodent models. We expect to begin Investigational New Drug (IND)-enabling activities for a human therapeutic as soon as mid-2018.

To date, in both single and repeat dose experiments, our proprietary LNP delivery system has been well-tolerated with both NHP-specific gRNA and exploratory human cross-reactive gRNAs, as assessed by gross observation of the animals, clinical chemistry, hematology, and cytokine and complement levels. We are also encouraged by the reduction in serum TTR protein levels shown to date in animals with the highest levels of editing. We are conducting additional studies in multiple animal models to maximize editing rates through repeat dosing and formulation improvements.

In October 2017, we presented data from an in vivo mouse study showing, after a single intracerebral injection, delivery to the brain of one of our proprietary LNP formulations as demonstrated by the expression of tdTomato protein.  Additionally, we presented data from another in vivo mouse study showing gene editing in brain tissue following single intracerebral injections of several proprietary LNP formulations. Editing was assessed under various dosing regimens with six different proprietary LNP formulations following a single intracerebral injection targeting the striatum and cerebellum.  Under these various conditions, editing levels from less than 1% up to 28% were achieved in the striatal and cerebellar tissue.  The injections were well tolerated and the mice did not display any behavioral changes post dosing.

In December 2017, our collaborator Novartis presented initial data from our research collaboration on genome-edited human hematopoietic stem cells. These data showed successful ex vivo editing of the erythroid specific enhancer region of BCL11A, a gene associated with ameliorating sickle cell disease, and the ability of these cells to stably engraft in mice while maintaining their desired properties.  Specifically, the data showed that approximately 80-95 percent target site modification in human hematopoietic stem and progenitor CD34+ cells was achieved following electroporation of ribonucleoprotein (RNP) composed of Cas9 and a gRNA, selected for efficacy and potency.  In addition, we demonstrated an approximately 40 percent reduction in BCL11A mRNA with a corresponding two-fold increase in γ-globin transcript and 30-40 percent more fetal hemoglobin-positive cells above background. Editing of CD34+ cells from patient donors resulted in similar decreases in BCL11A mRNA and increases in γ-globin transcript.  We also showed engraftment over 16 weeks following transplantation of edited human bone marrow CD34+ cells into immune compromised mice, while maintaining editing levels in engrafted cells.  We did not observe any off-target events in CD34+ cells edited with the selected gRNA, as measured by targeted next generation sequencing of sites identified through in silico prediction and based on an unbiased, genome-wide, oligo-insertion detection method.

We believe our product focus, therapeutic discovery and development strength, delivery expertise and intellectual property portfolio make us well-positioned to translate the potential of the CRISPR/Cas9 system into clinically meaningful genome editing-based therapeutics. To maximize our opportunity to rapidly develop clinically successful products, we are applying a risk-mitigating approach with our initial indications and programs. Our approach is defined by four primary criteria: (i) the type of edit—knockout, repair or insertion; (ii) the delivery modality for in vivo and ex vivo applications; (iii) the presence of established therapeutic endpoints; and (iv) the potential for the CRISPR/Cas9 system to provide therapeutic benefits when compared to existing therapeutic modalities. Our current in vivo programs focus on diseases attributable to genes expressed in the liver that have significant unmet medical needs – transthyretin amyloidosis, which we are co-developing with Regeneron, alpha-1 antitrypsin deficiency, primary hyperoxaluria and chronic hepatitis B infection – and our ex vivo programs are focused on applications of the technology in CAR-T cell and HSC, product candidates which are selectively partnered with our collaborator Novartis, and other engineered cell therapies to treat various oncological and autoimmune diseases that we are developing independently.

These selection criteria position us to build a diversified pipeline, in which we are not reliant on any single delivery technology or editing approach for success. In addition, we believe we can apply the learnings from these indications and programs to inform our selection of subsequent indications and targets of interest. We believe this approach serves to increase our probabilities of success in the indications for our current programs, generate insights that will accelerate the development of additional therapeutic products and broaden the opportunity for potential strategic alliances.

Delivery plays a key role in our in vivo therapeutic approach. We have shown in animal models that LNP delivery technology, which involves encapsulating therapeutic agents into microscopic lipid droplets, can systemically deliver CRISPR/Cas9 components to the liver, our initial organ of focus for in vivo applications. We have also successfully delivered CRISPR/Cas9 components to the brain in animal models using direct injection of LNPs. With our team’s expertise with LNP delivery technology, we expect to translate the LNPs in our preclinical development to clinical development in humans. In parallel, we are exploring additional in vivo delivery vehicles, including viral delivery vectors, which are viruses engineered to carry non-viral nucleic acids to patients’ cells, which we believe may assist us in treating genetic disease in other organs.

To explore the scope of gene edits with the CRISPR/Cas9 system, we have chosen four in vivo liver indications employing different editing strategies:

•	ATTR program, which utilizes a gene knockout strategy;
•	AATD program, which can utilize gene knockout, insertion or repair strategies;
•	PH-1, our lead IEM program, which can utilize a gene knockout strategy or targeted DNA insertion; and
•	HBV program, which utilizes a knockout strategy to target covalently closed circular DNA (cccDNA).

In addition to giving us four potential product opportunities, each of these programs will provide us with learnings that we intend to translate to a broader set of disease indications requiring the same types of edits in the liver and other organs.

Our partnered ex vivo programs in CAR-T cell and HSC applications are being developed with Novartis, where we retain the right to develop and commercialize rights to certain HSC programs. In CAR-T cell therapy, naturally-occurring immune cells, specifically T cells, are removed from a patient’s body and modified ex vivo by inserting a chimeric antigen receptor (CAR) to selectively target cancer cells by activating an immune response against them. The CAR is an engineered fusion protein expressed on a cell’s surface with an antibody-based portion that can recognize certain markers on other cells, such as cancer cells, and a signaling portion inside the cell that can deliver the desired signals when the antibody portion binds its markers. We believe CRISPR/Cas9 can further enhance CAR-T cells by, for example, generating a universal donor CAR-T cell or modifying genes that regulate T cell behavior to increase the therapeutic potential of a CAR-T cell therapy. In the HSC programs, we can apply CRISPR/Cas9 to correct defective proteins in HSCs of a given patient for the potential treatment of blood disorders or primary immune deficiencies. In additional applications, normal HSCs may be engineered ex vivo using CRISPR/Cas9 to produce cells expressing a therapeutic protein, and the cells are then returned to patients in need of that protein.

eXtellia is exploring the application of CRISPR/Cas9 gene editing in the fields of immuno-oncology beyond CAR-T cells, as well as applications of cell therapy in autoimmune and inflammatory diseases. Current focus is on developing products based on immune cells for which we retain proprietary rights, such as T cell receptor (TCR)-engineered T cells for immuno-oncology applications, engineered T regulatory cells (Tregs) for autoimmune disorders and other cell types such as engineered induced pluripotent stem cells. Our ex vivo delivery approach is a clinically proven delivery method called electroporation, an electrical charge-based technique for delivering molecules into cells, which has been used in advanced clinical studies. In parallel, we are considering other delivery methods for ex vivo introduction of biological material to cells, which may provide advantages in delivery efficiency or cell viability.

We believe our focused approach to selecting our initial and current in vivo and ex vivo programs positions us to build a pipeline across a range of indications and generate a wealth of data for opening up the potential therapeutic applications of the CRISPR/Cas9 technology across a broad range of diseases. Our collaboration and intellectual property strategies focus on leveraging existing third-party expertise in therapeutic research, preclinical and clinical development, regulatory affairs, manufacturing and commercialization, while also enhancing our industry-leading access to evolving genome editing technology, potential new therapeutic targets and delivery vehicles. Through our product research and development programs, we believe we can apply CRISPR/Cas9 technology to improve the lives of patients with significant unmet medical needs.

Strategy

Our goal is to build a fully integrated, product-driven biotechnology company, focused on developing and commercializing curative CRISPR/Cas9-based therapeutics. Our approach to advancing the broad potential of genome editing includes plans to:

Focus on Indications that Enable Us to Fully Develop the Potential of the CRISPR/Cas9 System. To maximize our opportunity to rapidly develop clinically successful products, we have applied a risk-mitigated approach to selecting indications with significant unmet medical needs based on four primary criteria:

•	the type of edit: knockout, repair or insertion;
•	the delivery modality for in vivo and ex vivo applications;
•	the presence of established therapeutic endpoints; and
•	the potential for the CRISPR/Cas9 system to provide therapeutic benefits when compared to existing therapeutic options.

We believe these selection criteria position us to build a diversified pipeline, in which we are not reliant on any single delivery technology or editing approach for success. In addition, we believe we can apply the learnings from our current programs to inform our selection of additional indications and targets of interest. We are also exploring ways to identify potential new therapeutic targets suitable for modulation with the CRISPR/Cas9 technology. We believe this approach serves to increase the probabilities of success in our initial indications, generate insights that will accelerate the development of additional therapeutic products and broaden the opportunity for potential strategic alliances.

Aggressively Pursue In Vivo Liver Indications to Develop Therapeutics Rapidly with Existing Delivery Technology. For our in vivo indications, we selected well-validated targets in diseases with significant unmet medical needs where there are predictive biomarkers, or measurable indicators of a biological condition or state, with strong disease correlation and where the CRISPR/Cas9 technology and delivery tools existing today could be applied towards developing a novel therapeutic. Our initial in vivo pipeline opportunities target diseases of the liver, which we believe we can develop using our existing LNP delivery technology. Among the first in vivo indications that we are evaluating are ATTR, AATD, PH-1, and HBV.

Actively Develop and Expand Ex Vivo Therapeutic Programs. Through eXtellia we are independently researching and developing proprietary engineered cell therapies to treat various oncological and autoimmune diseases, for example using TCR-engineered T cells for immuno-oncology applications, engineered Tregs for autoimmune disorders and other cell types such as engineered induced pluripotent stem cells.  Further, in collaboration with Novartis, we are pursuing CAR-T cell and HSC programs. We believe that our work in CAR-T cells and HSCs help guide us in building our proprietary ex vivo portfolio.

Continue to Leverage Strategic Partnerships to Accelerate Clinical Development. We view strategic partnerships as important drivers for accelerating the achievement of our goal of rapidly developing curative therapies. The potential application of CRISPR/Cas9 is extremely broad, and we plan to continue to identify partners who can contribute meaningful resources and insights to our programs and allow us to more rapidly bring scientific innovation to a broader patient population. Our partnership focusing on CAR-T cells with Novartis, an industry leader with one of the most advanced clinical and commercial CAR-T cell programs, our partnership on in vivo liver indications with Regeneron, a leader in genetics-driven drug discovery and development, and our research collaboration initiated in 2017 on engineered T cell therapies with Ospedale San Raffaele, a leading European research-university hospital, exemplify this strategy.

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

Informatics

We have built a high-throughput, scalable data processing and analysis, or informatics, infrastructure to support various aspects of our platform, including guide ribonucleic acid (RNA) selection and analysis of on- and off-target editing in cells. Depending on the desired editing strategy, we use our proprietary bioinformatics methods to design candidate guides and select those that we believe are more likely to be highly specific and have high cutting efficiency. As we grow our experimental data set, we continue to incorporate guide performance into our algorithms to improve their predictive power.

Guide RNA Qualification

As part of the process to identify guide RNAs for potential development candidates, we screen numerous guide RNAs for their ability to generate the required edit at the genomic site of interest, called on-target activity, as well as any propensity to generate unwanted events at other sites in the genome, also known as off-target activity. To evaluate on-target activity, we use high-throughput sequencing methods to analyze the genomes of edited cells, allowing us to assess overall editing efficiency and to examine the nature of the editing events, such as specific insertions or deletions.

For guide RNAs selected through our primary on-target screens, we perform a variety of analyses to look for possible off-target editing events, including bioinformatic predictions and experimental methods. Part of our approach involves identifying candidates with no or few off-target sites based on experimental measurements of genome-wide DNA breaks, as well as targeted sequencing of such candidate sites to evaluate actual off-target editing events in relevant cell types. We continue to optimize our guide RNA qualification capability over time by increasing our throughput, improving our off-target activity detection accuracy and increasing our bioinformatics predictive accuracy.

Guide RNA format

CRISPR/Cas9 systems can function with guide RNAs having a variety of modifications, such as changes to the physical guide RNA structure or chemical modifications of nucleotides. As part of our development of CRISPR/Cas9 therapeutics, we are engineering modified guide RNAs to, for example, improve editing efficiency and targeting, as well as to reduce the likelihood of an immune response. We believe our work in this area will allow us to develop the most appropriate guides for therapeutic applications.

Nuclease

Our current preferred Cas9 protein is derived from a type of bacteria called S. pyogenes (Spy), which is the Cas9 used in the vast majority of published CRISPR/Cas9 literature to date. As part of the therapeutic development process, we are adapting and engineering Spy Cas9 with the goal of improving its specificity, activity and manufacturability. In addition, we are exploring other naturally-occurring Cas9 proteins and nucleases from other organisms, which may differ from Spy Cas9 in aspects such as specificity, size or mechanism of DNA cut. We are pursuing these alternative Cas9 forms and other nucleases through ongoing internal work, by collaborating with our existing partners and scientific founders and by investigating in-licensing opportunities. We are also investigating targeted modifications of Cas9 that can modulate DNA activity by mechanisms other than cleavage. We believe that different therapeutic applications may be best addressed using different forms of Cas9 or other nucleases, depending on the target cell or tissue of interest, the delivery method and the desired type of edit.

Cas9 Edit type

While knockout edits can be made using solely a Cas9 protein and guide RNA, repair and insertion edits additionally require a template nucleic acid that contains the desired corrected or inserted sequence. The way in which the template is provided depends on the delivery modality. For example, for ex vivo applications, the DNA template may be delivered by electroporation in combination with a Cas9-guide RNA complex. We are also investigating various in vivo strategies for delivering repair and insertion templates, such as delivery by LNPs or by viral vectors. Further, we are developing methods to selectively promote template-based repair or insertion mechanisms in cells, as opposed to non-template-based repair that otherwise may generate knockout edits.

In vivo delivery

We are focusing our initial in vivo applications in the liver, with delivery of CRISPR/Cas9 components by LNPs.

LNPs encapsulate the therapeutic material, providing it with stability, targeted delivery capabilities, improved pharmacologic properties and controlled circulation time, allowing for transient expression of Cas9. We see multiple advantages of using LNPs as our initial in vivo delivery vehicle, particularly as optimized by us for delivery of the CRISPR/Cas9 system or its components. Certain LNPs have demonstrated efficacy, safety and favorable tolerability and are currently used as a delivery system for therapeutic small interfering RNA (siRNA) as well as therapeutic mRNA. mRNA is RNA that encodes proteins, while siRNA is RNA that can interfere with the function of mRNA. There are currently several LNP/siRNA programs of other companies in the clinic, with the most advanced having successfully completed Phase III development, leading to a New Drug Application (NDA) filing. LNP delivery of CRISPR/Cas9-based therapies, where potentially only one or few treatment courses are needed, has the potential to show a more favorable safety profile when compared to therapeutic modalities like siRNAs where chronic dosing is needed. Additionally, LNPs are chemically well-defined and have a completely synthetic route of manufacture, which permits greater scalability. We are currently advancing our programs using a set of biodegradable, well-tolerated lipids, which are based on lipids originally developed by Novartis and in-licensed for use with CRISPR/Cas9 products. To date, we have successfully demonstrated in vivo editing in various animal models, including in mouse, rat and non-human primate livers, with a single dose of systemically delivered LNPs based on these lipids. We have also shown successful delivery and editing in mouse brain using CRISPR/Cas9 delivered by direct injection of one of our proprietary LNP formulations.  The injections were well tolerated and the mice did not display any behavioral changes.

With our team’s expertise in LNP delivery technology, we expect to be able to translate the LNPs that we are using for our preclinical evaluation to clinical development in humans. In addition, we are exploring options for incorporating Cas9 into therapeutic products in multiple formats. For example, Cas9 can be delivered in its protein form or could be delivered as a nucleic acid, such as an mRNA. For delivery of Cas9 mRNA, we are also investigating modifications that may improve expression and stability, as well as reduce the potential for an immune response. We plan to continue to further improve on LNP formats for a variety of CRISPR/Cas9 therapeutic components, including templates for repair and insertion edits. In parallel, we are exploring additional delivery vehicles, including synthetic particles and viral vectors, that we believe will allow us to target the central nervous system, eye, muscle and other organs.

Ex vivo delivery

Cellular therapies are based on the administration of engineered human cells that are modified to provide or restore necessary functions in the cells of patients, or to target and eliminate cells with harmful attributes, such as cancer cells.  The cells to be modified ex vivo can come from the individual patient (autologous source) or from another individual (allogeneic source), and the modification takes place ex vivo.  We use the CRISPR/Cas9 system to perform the modification, and deliver the system using a clinically proven method called electroporation, an electrical charge-based technique for delivering molecules into cells. In parallel, we are exploring other delivery methods for ex vivo introduction of biological material to cells, which may provide advantages such as delivery efficiency. In human cells, we have been able to achieve relatively high editing rates, including rates greater than 90%, of both copies of a single gene (bi-allelic editing), while preserving cell viability.

We have also simultaneously targeted multiple genes in an ex vivo setting and achieved high bi-allelic editing rates for both genes, demonstrating what we believe to be therapeutically relevant editing of multiple genes simultaneously (multiplex editing). The ability to achieve multiplex editing may be critical in targeting certain diseases.

Our Pipeline

To accelerate the development and commercialization of CRISPR/Cas9-based products in multiple therapeutic areas, we are targeting various indications using in vivo and ex vivo approaches to demonstrate proof-of-concept of the various facets of our technology, including the type of edit and CRISPR/Cas9 selectivity and efficiency. We believe that the learnings we gain from each indication will pave the way for rapid expansion of our pipeline by allowing us to target subsequent indications that use the same or analogous delivery vehicles, guide structures and types of edits.

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

In Vivo Pipeline

Our initial in vivo indications target genetic liver diseases, including ATTR, AATD and PH-1, and infectious diseases such as HBV. Our initial efforts on in vivo delivery focus on the use of LNPs for delivery of the CRISPR/Cas9 complex to the liver.

Genetic diseases:

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

We believe that we can apply CRISPR/Cas9 technology to potentially cure ATTR by knocking out expression of the TTR gene in the liver. We expect this approach to greatly reduce or eliminate the production of the TTR protein, which should slow or stop the accumulation of protein in the nerves and the heart. Current treatments and ongoing clinical trials in FAP have shown a significant correlation between TTR protein reduction and clinical benefit. Additionally, these studies suggest that loss of TTR gene expression from the liver would be well-tolerated in adult humans. Accordingly, we believe targeting TTR genes with CRISPR/Cas9 may improve patient outcomes by potentially eliminating defective TTR protein in a single or small number of treatments, as opposed to life-long therapy. We have assessed delivery of guide RNAs directed at the TTR gene via LNPs and have achieved high levels of liver cell editing in vitro and in vivo as well as reduction of serum TTR protein in multiple species. In mice, with a single dose of LNP, we achieved and maintained an approximately 97 percent reduction in serum TTR protein levels through 12 months. This TTR reduction was accomplished by approximately 70 percent sustained editing at the target DNA site in the liver. In rats, we have observed up to 91 percent reduction in serum TTR protein levels and up to 66 percent editing at the target DNA site in the subject animals.

In preliminary NHP studies currently at varying points of progress, we achieved liver genome editing rates using CRISPR/Cas9 delivered via our proprietary LNP system ranging from 0.10 percent up to 32.0 percent after a single dose with various exploratory gRNA, LNP formulations and dosing regimens. In NHPs redosed with a subsequent application of our LNP formulations, which were well tolerated, we observed further editing surpassing the levels achieved after a single dose. We continue to improve upon our current LNP formulations, and expect to begin IND-enabling activities for a human therapeutic as soon as mid-2018.

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

Alpha-1 Antitrypsin Deficiency Program (Knockout, Repair, and Insertion Strategies)

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

The most common form of AATD arises when a patient has a mutation in both copies of the SERPINA1 gene, which causes AAT to aggregate inside liver hepatocytes, rather than being secreted from the liver. The inability to secrete AAT leaves the lung unprotected from neutrophil elastase and can result in pulmonary disease. The pulmonary consequences of AATD can sometimes culminate in COPD. Estimates suggest that between 1% and 2% of all cases of COPD in the United States have AATD as the underlying cause. In some forms of the disease, AAT accumulates in the liver, causing liver inflammation and cirrhosis, which leads to liver damage, scarring and in the most severe cases, liver failure or cancer. Liver disease associated with AATD is diagnosed from infancy to adulthood, whereas lung disease is most common in adult patients.

We believe that we can apply the CRISPR/Cas9 technology to cure AATD by addressing the defective SERPINA1 gene. We are evaluating multiple editing approaches—knockout, insertion and repair. Our knockout program for AATD will be best suited for patients with AATD-associated liver disease, as there is currently no effective way to reduce the accumulation of mutated AAT in the liver. With this strategy, we intend to eliminate production of the aberrant form of AAT by knocking out the mutated SERPINA1 gene with a Cas9-mediated cut. We believe this knockout will halt the production and accumulation of AAT in the liver but will not by itself address the lack of AAT circulation that leads to lung disease. Therefore, in this approach, we expect that patients with AATD-associated lung disease may have to be treated with other therapies, such as plasma protein supplementation, to achieve levels of the normal form of AAT to be active against the lung disease.

We believe our insertion and repair approaches for AATD will address the lung disease as well as the liver disease. With either of these strategies, we intend to either insert a normal copy of the SERPINA1 gene or correct the mutated SERPINA1 gene, which we believe will eliminate production of the aberrant form of AAT and also establish production of the normal protein in the liver. We believe both approaches could reduce or eliminate liver inflammation and increase levels of normal circulating AAT, which should protect the lung from neutrophil elastase, thereby reducing or eliminating the need for other therapies, such as plasma protein augmentation therapy. There is preclinical evidence that hepatocytes with normal AAT may possess a growth advantage over those that express the mutated form, suggesting that correction of only a limited number of hepatocytes might be sufficient to address this disease. We expect the progress of these strategies to follow our AATD knockout program. Depending on the results of our studies and potential development requirements and timelines, we may decide to pursue one or more of these programs in clinical development.

Clinical Development Pathway

Our first-in-human studies are expected to take place in patients with AATD. The key objective of these studies will be to show that the therapy can be delivered safely to the patient. A secondary objective will be to identify early indicators of efficacy, which may include reductions in levels of mutated AAT protein, increases in production of normal circulating AAT protein and the required tests for determining liver and lung function. We will also seek to observe whether we have achieved pre-determined levels of properly functioning AAT in the blood, which has been used historically as a biomarker for approval of augmentation therapy approaches. We expect that the results of our preclinical studies and discussions with the FDA, EMA and other relevant regulatory agencies as well as the AATD community will be important for selecting the appropriate patients and endpoints for our clinical trials.

Inborn Errors of Metabolism (IEM) Program (Knockout, Repair and Insertion Strategies)

IEMs span a range of conditions, many severe or fatal, and frequently untreatable. Current treatment options for many IEMs are unsatisfactory and often include bone marrow or liver transplants, which pose the challenge of serious side effects including high risk of mortality in some cases. Individual IEMs are rare disorders, many having an incidence of fewer than 1 in 100,000 births. These diseases typically involve defects in single genes that code for enzymes that facilitate the metabolism of certain cellular components. Mutations in these enzymes can result in accumulation of metabolic intermediates, which are molecules that are precursor compounds in the chemical pathway leading to final metabolic products, that are toxic or interfere with normal biology. We have selected our lead IEM program, primary hyperoxaluria type 1 (PH-1), and are evaluating a large set of additional candidate IEMs, including argininosuccinic lyase deficiency; ornithine transcarbamylase deficiency; phenylketonuria (PKU) and maple syrup urine disease. Our selection criteria for our additional IEM indications include identifying diseases that originate in the liver, have well-defined mutations that can be addressed by a single knockout, repair or insertion approach, have readily measurable therapeutic endpoints with observable clinical responses, and for which there are no effective treatments.

Infectious Diseases

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

We believe that treatment of HBV with a CRISPR/Cas9-based therapeutic has the potential to cure the disease as it could eradicate cccDNA reservoirs with one or a few treatment courses, potentially as a single agent or in combination with other therapies. For this therapeutic program, we intend to use a knockout strategy to destroy or render inactive the copies of HBV cccDNA in infected human cells. We believe this therapy could offer a significant improvement over existing treatment options that are life-long and do not cure the disease. We also believe it is possible that a common treatment solution can be developed for many or all genotypes of HBV through targeting portions of the cccDNA sequences that are the same across genotypes. In addition, there is potential to reduce viral resistance as the virus itself is eradicated.

According to published research studies, CRISPR/Cas9-mediated cuts can significantly reduce intracellular levels of cccDNA when tested in vitro. We believe we can use the CRISPR/Cas9 system to help eliminate the reservoirs of cccDNA in infected HBV patients. We are evaluating different knockout approaches to eliminate cccDNA in vivo, including cleaving the cccDNA in various individual or a combination of locations.

We have screened all of the potential guides from a specific HBV genomic sequence for their ability to cut HBV DNA, and also completed a bioinformatic analysis of potential CRISPR/Cas9 target sites in the HBV genome to identify guides that can be effective across HBV genotypes. In addition, we have conducted in vitro studies to assess the cccDNA reduction activity of these transiently delivered guides, as well as their ability to reduce viral antigen production. We continue to explore animal systems to assess the ability of our guide RNAs to reduce the levels of HBV virus and antigens in an in vivo setting.

Clinical Development Pathway

We expect our clinical development path to indicate evidence of safety and antiviral activity in patients infected with HBV, as a single agent or in combination with other therapies. The key study objective will be to show that the therapy can be delivered safely to the patient, with a secondary objective of identifying early indicators of antiviral effect. We expect that the results of our preclinical studies and discussions with the FDA, EMA and other relevant regulatory agencies, as well as with the HBV community, will be important for selecting the appropriate patients and endpoints for any future clinical trial.

Ex Vivo Pipeline

Through eXtellia, we are independently researching and developing proprietary engineered cell therapies to treat ex vivo various oncological and autoimmune diseases, for example using TCR-engineered T cells for immuno-oncology applications, engineered Tregs for autoimmune disorders and other cell types such as engineered induced pluripotent stem cells.  Our approach to these products includes multiple avenues.  In particular:

•

We seek to develop allogeneic cellular therapies, which are cells derived from unmatched donors and modified outside of the human body to allow them to be administered to an unrelated patient. This effort is supported through our relationship with certain researchers at the Karolinska Institutet.

•

Outside our Novartis collaboration, we are exploring non-CAR-T cellular approaches that utilize immune cells, including TCR based therapy, to target immuno-oncology indications. For example, in our existing collaboration with Ospedale San Raffaele, we are identifying optimized TCR sequences of an antigen target that could be used to treat certain cancers.

•	We are also exploring methods to apply CRISPR/Cas9 editing to CD4 cells to induce non-reverting regulatory T cell phenotype for therapies that address auto-immune disease.

Our partnered ex vivo programs are in CAR-T cell and HSC applications. Under our strategic collaboration with Novartis, our CAR-T cell program is exclusive to Novartis. We retain the right to develop and commercialize certain of the HSC programs that we discover with Novartis while others will be proprietary to Novartis.

For our ex vivo programs requiring delivery to extracted cells such as HSCs or T cells for modification, we initially plan to deliver the CRISPR/Cas9 complex by electroporation. In parallel with electroporation, we are exploring alternative technologies for delivery to cells ex vivo that may provide advantages in delivery efficiency or cell viability.

CAR-T Cell Program

In 2017, the first CAR-T cell products, including Novartis’ Kymriah (CTL019), were approved by the FDA to treat certain oncology indications such as pediatric acute lymphoblastic leukemia (ALL) and Non-Hodgkins Lymphoma (NHL). Additional therapies are being developed for blood cancers such as acute myeloid leukemia (AML), multiple myeloma (MML) and chronic lymphocytic leukemia (CLL), as well as several other solid-rumor cancers. In CAR-T cell therapy, naturally-occurring immune cells, specifically T cells, are modified ex vivo by inserting a chimeric antigen receptor (CAR) into the T cells, thereby activating an immune response against cancer cells.

CAR-T cell products can benefit from the application of CRISPR/Cas9 in multiple ways.

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

•

CRISPR/Cas9 could be used to introduce the CAR into a precise location in the genome with a specific integrated copy number, as opposed to the current method involving semi-random integration, thus potentially improving the safety profile of the resulting cells.

•

CRISPR/Cas9 could be used to knockout one or more of the proteins believed to be responsible for certain serious side effects that can result in dangerously high fevers or severe loss of blood pressure.

We could potentially combine two or more of these approaches to further enhance CAR-T cell therapy.

HSC Program

HSCs are the stem cells from which all of the various types of blood cells originate. HSCs can fully repopulate a patient’s blood system following transplantation of bone marrow, mobilized peripheral blood or cord blood, which contain HSCs. There are multiple potential opportunities for treating patients using engineered HSCs, including to treat three common classes of blood-related disorders: such as hemoglobin disorders, including sickle cell disease and beta thalassemia; primary immune deficiencies, such as X-linked severe combined immunodeficiency, or X-SCID; and bone marrow failures, such as Fanconi anemia. There are limited treatment options available for these types of blood disorders, and available options typically require chronic blood transfusions or bone marrow transplants. These procedures are associated with significant risk, including mortality. We believe the CRISPR/Cas9 system can be used to potentially provide curative benefits by correcting the underlying genetic defect in blood cells of patients with these disorders. In additional applications, normal HSCs may be engineered ex vivo using CRISPR/Cas9 to express a therapeutic protein, which is then administered to patients in need of that protein.

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

We are pursuing a number of potential gene targets and therapeutic indications in collaboration with Novartis. Under our collaboration with Novartis, we and Novartis each have the right to designate a fixed number of HSC therapeutic targets during multiple selection windows, with Novartis having the right of first target selections. Our selection criteria for development programs include, among others, disease severity, existing treatment options, delivery efficiency, the nature of the genetic edit required and the expected performance of cells modified by the procedure.

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

Starting in December 2017 and through the end of the collaboration, Novartis has the option to select a limited number of targets for research, development and commercialization of in vivo therapies using our CRISPR/Cas9 platform, on a non-exclusive basis. Following Novartis’ selection of each in vivo target, Novartis may offer us the right to participate in the research and development of such targets, in which case an in vivo program research plan for such target will be entered into between us and Novartis. Novartis is required to use commercially reasonable efforts to research, develop and commercialize at least one in vivo product directed to each of its selected in vivo targets. Novartis’ in vivo target selections are subject to certain restrictions, including that the targets, or all targets within a limited number of organs: (i) have not already been reserved by us pursuant to our limited right to do so under the agreement; (ii) are not the subject of a collaboration or pending collaboration with a third party; and (iii) are not the subject of ongoing or planned research and development by us.

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

We granted to Novartis a license to our CRISPR/Cas9 platform technology and Novartis granted us a non-exclusive license to its small molecule for HSC expansion and to its LNP platform technology to research, develop and commercialize HSC and in vivo products, respectively. Our license grant to Novartis of our CRISPR/Cas9 platform technology, including a sublicense to certain platform rights licensed from Caribou Biosciences, Inc. (“Caribou”), is exclusive in the HSC, CAR-T cell and in vivo fields with respect to each target selected by Novartis pursuant to the agreement and the research plan as long as Novartis continues to use commercially reasonable efforts to research, develop, and commercialize products directed to such targets. Upon the expiration of the collaboration term, Novartis shall have the option to access and obtain a non-exclusive license to our CRISPR/Cas9 platform technology to research, develop and commercialize potential therapeutic, prophylactic and palliative products and services for a limited number of certain approved targets selected by Novartis, exercisable upon written notice to us within a specified time after the expiration of the collaboration term. Such approved targets are subject to certain restrictions, including that the targets may not have been already reserved by us pursuant to our limited right to do so under the agreement, may not be the subject of an existing out license of our CRISPR/Cas9 platform to a third party and may not be the subject of ongoing or planned research and development by us. This non-exclusive license will have a term of five years commencing upon the completion of the technology transfer by us enabling Novartis to practice such licensed rights, and Novartis may not select more than a specified number of approved targets in each year of this license term.

Intellectual property that we develop within the collaboration related to our CRISPR/Cas9 platform will be owned solely by us, while all other intellectual property developed within the collaboration, including intellectual property covering products arising from the collaboration, will be jointly owned by us and Novartis.

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

At the inception of the agreement, Regeneron selected the first of its 10 targets, which will be subject to a co-development and co-commercialization arrangement between us and Regeneron. We retain the exclusive right to solely develop products for certain indications, including AATD and HBV. During the target selection process, we have the right to choose additional liver targets for our own development using commercially reasonable efforts. Certain targets that either we or Regeneron select may be subject to further co-development and co-commercialization arrangements at our or Regeneron’s option, as applicable, which either can exercise pursuant to defined conditions. In addition, subject to certain restrictions, Regeneron will be able to replace a limited number of targets with substitute targets upon the payment of a specified replacement fee, in which case exclusive rights to the replaced target revert to us. Regeneron’s target selections are subject to certain additional restrictions, including that non-liver targets are not the subject of ongoing or planned research and development by us or are not the subject of a collaboration or pending collaboration with a third party.

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

In connection with this collaboration, Regeneron agreed to purchase $50.0 million of our common stock in a private placement concurrent with our initial public offering, and we received a nonrefundable upfront payment of $75.0 million. In addition, we are eligible to earn, on a per-licensed target basis, up to $25.0 million, $110.0 million and $185.0 million in development, regulatory and sales-based milestone payments, respectively. We are also eligible to earn royalties ranging from the high single digits to low teens, in each case, on a per-product basis, which royalties are potentially subject to various reductions and offsets and are further subject to our existing up to mid-single-digit royalty obligations under a license agreement with Caribou. In addition, Regeneron is obligated to fund 50.0% of certain research and development costs for the ATTR program, the first target selected by Regeneron, which will be subject to a co-development and co-commercialization arrangement between us and Regeneron.

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

Potential Future Collaborations

We view strategic partnerships as important drivers for helping accelerate our goal of rapidly treating patients. The potential application of CRISPR/Cas9 is extremely broad, and we plan to continue to identify partners who can contribute meaningful resources and insights to our programs and allow us to more rapidly bring scientific innovation to a broader patient population.

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

Our licensed patent portfolio encompasses foundational filings on the use of CRISPR/Cas9 systems for gene editing, improvement modifications of these CRISPR systems, LNP technologies for delivering protein/nucleic acid complexes and RNA into cells, and cell expansion technology relevant to stem cell-based therapies. We access these patent estates through licenses from Caribou and Novartis. We also actively apply for, maintain, and plan to defend and enforce, as needed, our internally developed and externally licensed patent rights. Furthermore, we continue to search for and evaluate opportunities to in-license intellectual property relevant to our targeted therapeutic programs and platforms and to develop and acquire new intellectual property in collaboration with third parties.

Our portfolio of patent rights includes the following:

Caribou Biosciences In-Licensed Intellectual Property

In July 2014, we entered into a license agreement with Caribou, as subsequently amended and supplemented, for an exclusive, worldwide license for human therapeutic, prophylactic, and palliative uses, except for anti-fungal and anti-microbial uses, defined in the license agreement as our field of use, of any CRISPR/Cas9-related patents and applications owned, controlled or licensed by Caribou as well as companion diagnostics to our product or product candidates. The license agreement also included exclusive rights in our field of use to any CRISPR/Cas9-related intellectual property developed by Caribou after July 16, 2014 and through a cut-off date of January 30, 2018. The agreement further includes a non-exclusive research license to conduct research and development on product candidates and products. The Caribou licensed patent portfolio includes several U.S. and foreign patents and patent applications owned by Caribou, and U.S. and foreign patents and patent applications co-owned by The Regents of the University of California, the University of Vienna and Dr. Emmanuelle Charpentier, as well as U.S. and foreign patents and patent applications owned or controlled by Pioneer Hi-Bred and its affiliates. We have the right to grant sublicenses to the Caribou licensed patent portfolio to third parties in our field of use. Caribou retains the right to practice the licensed intellectual property in all other fields, including for its own specific therapeutics purposes, provided it does not pertain to the application of CRISPR/Cas9 technology to the development of products in our field of use.

Pursuant to a services agreement entered into with Caribou in parallel with the license agreement, we also received two years of research and development services from Caribou, which ended in November 2016. Any intellectual property developed under the services agreement is owned by Caribou and is included in, and subject to the terms of, our license agreement with Caribou.

In relation to our founding, we issued Caribou 8,110,599 shares of our junior preferred stock. We paid Caribou $5.0 million over the term of the two-year services agreement; and have agreed to pay 30.0% of Caribou’s patent prosecution, filing, and maintenance costs for the intellectual property included in the license agreement amounting to a total of $2.6 million paid through December 31, 2017. We also granted Caribou an exclusive, royalty-free, worldwide license, with the right to sublicense, to any CRISPR/Cas9 patents, patent applications and know-how in Caribou’s retained fields of use owned or developed by us between July 16, 2014 and a cut-off date of January 30, 2018. Caribou, which is obligated to pay a portion of our patent filing, prosecution and maintenance costs for any such licensed intellectual property, also has an option to sublicense any CRISPR/Cas9 intellectual property in-licensed by us for uses and activities in its retained field of use.

The Caribou license agreement grants us sublicenses in our field of use to intellectual property in-licensed by Caribou from The Regents of the University of California and the University of Vienna. Further, under the license agreement, we had an option to sublicense for our field of use any new intellectual property in-licensed by Caribou through January 30, 2018. In July 2015, we exercised our option to sublicense a portfolio in-licensed by Caribou from Pioneer Hi-Bred International, according to the terms described below.

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

The Regents of the University of California and the University of Vienna Intellectual Property

The Regents of the University of California and the University of Vienna (collectively, UC/Vienna) co-own with Dr. Emmanuelle Charpentier a worldwide patent portfolio, which covers methods of use and compositions relating to engineered CRISPR/Cas9 systems for, among other things, cleaving or editing DNA and altering gene product expression in various organisms, including humans. We refer to this co-owned worldwide patent portfolio as the UC/Vienna/Charpentier patent family. The earliest claimed priority date for this patent family is May 25, 2012. As of December 31, 2017, this family includes granted patents in many jurisdictions outside the United States, including for example the United Kingdom, Germany, Australia, China and the approximately 40 countries that are members of the European Patent Convention.  Corresponding applications are being prosecuted in the United States Patent and Trademark Office (USPTO) and other patent agencies across the world. Any patents that ultimately issue from this family and are appropriately maintained will expire in or after 2033.

Caribou entered into an exclusive, worldwide license in all fields, with the right to sublicense, for this patent family with UC/Vienna in April 2013 solely under UC/Vienna ownership rights. Caribou’s license remains in effect for the life of the last-to-expire patent or last-to-be-abandoned patent application licensed, whichever is later. Through our license agreement with Caribou, we have an exclusive sublicense to UC/Vienna’s interest in this foundational CRISPR/Cas9 patent family for use in human therapeutics, except for anti-fungal and anti-microbial uses as defined in the license agreement as our field of use. For products covered by this license and their companion diagnostics, we will owe mid-single-digit royalties on net sales. In addition, we may be subject to milestone payments of $0.1 million upon the first filing of an investigational new drug application, a total of $0.5 million for Phase II and Phase III clinical trials, $0.5 million to $1.0 million for each of the first three approved new drug applications or biologics license applications in the United States, and $0.2 million for each of the first three approved indications in Europe. Caribou has the right to terminate its agreement with UC/Vienna at any time or the agreement may be terminated due to an uncured material breach. We cannot guarantee that Caribou will maintain the UC/Vienna license for its full term. Should the license between Caribou and UC/Vienna be terminated for any reason, any compliant Caribou sublicenses as of the termination date will remain in effect and will be assigned to UC/Vienna in place of Caribou. Specifically, if we are in compliance with our obligations under our sublicense and Caribou and UC/Vienna terminate their agreement, UC/Vienna would replace Caribou as our licensor.

On April 13, 2015, UC/Vienna and Dr. Charpentier (collectively, UC/Vienna/Charpentier) jointly filed a request with the USPTO asking that an interference be declared between a UC/Vienna/Charpentier patent application and certain patents issued to the Broad Institute, Massachusetts Institute of Technology and the President and Fellows of Harvard College (collectively, the Broad Institute patent family), which claim aspects of CRISPR/Cas9 systems and methods to edit genes in eukaryotic cells, including human cells. The Broad Institute patent family includes, for example, US 8,697,359, issued on April 15, 2014. The earliest claimed priority date for the Broad Institute patent family is December 12, 2012. On January 11, 2016, the Patent Trial and Appeal Board (PTAB) of the USPTO declared an interference involving one UC/Vienna/Charpentier application, 12 Broad issued patents and a Broad patent application. On February 15, 2017, the PTAB dismissed the proceeding finding that the respective patent claims involved in the interference were distinct such that they did not meet the legal requirement to proceed with the interference. As a result of this proceeding’s dismissal, the PTAB did not make a decision regarding which party actually first invented the use of CRISPR/Cas9 systems and methods to edit genes in eukaryotic cells. In April 2017, UC/Vienna/Charpentier appealed to the U.S. Court of Appeals for the Federal Circuit seeking a review and reversal of the PTAB’s decision to terminate the interference, and briefing on the appeal was completed in November 2017. Unless otherwise resolved, the Federal Circuit is expected to render a decision after an oral hearing. In addition, UC/Vienna/Charpentier continue to prosecute other patent claims covering the CRISPR/Cas9 inventions, which could also result in allowable or issued patents in the United States. Certain of the claims being prosecuted by UC/Vienna/Charpentier, if found allowable by the USPTO, could lead to interference proceedings against patents or patent applications owned by other parties, including the Broad Institute patent family with respect to certain claims relating to the use of CRISPR/Cas9 in eukaryotic cells. We cannot be certain which of these results, if any, will actually occur or at what time, and the effects that any such results may have on us and our intellectual property position are currently unknown.

Pioneer Hi-Bred International (DuPont Company) Intellectual Property

Pioneer Hi-Bred and its affiliates, including the DuPont Company, have licensed to Caribou on a worldwide basis, various patent families relating to CRISPR/Cas systems, components and methods of use generally and CRISPR/Cas9 specifically in certain fields, which include Intellia’s field of use under our license agreement with Caribou. In July 2015, we exercised our option under the license agreement with Caribou to sublicense these Pioneer patent families in our field of use. The license from Pioneer to Caribou will expire upon the expiration, abandonment or invalidation of the last patent or patent application licensed from Pioneer to Caribou.

The licensed Pioneer portfolio includes a family of applications filed by Vilnius University that discloses the components of a CRISPR/Cas9 system required for gene editing in non-bacterial organisms. On May 2, 2017, the USPTO issued U.S. Patent No. 9,637,739, with claims covering the in vitro assembly and use of a recombinant CRISPR/Cas9 complex to modify DNA. Patents obtained from this patent family will expire in or after 2033, assuming payment of necessary maintenance fees. We cannot ensure that these additional applications in this family will lead to issued claims that cover our products or activities.

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

Under our agreement with Novartis, any platform intellectual property developed as part of the collaboration is owned solely by us, while all other intellectual property developed within the collaboration, including product-based intellectual property, is jointly owned by us and Novartis. We cannot guarantee that intellectual property filed based on collaboration data will result in issued claims covering our products or delivery methods. Under our agreement with Novartis, we have also granted Novartis a sublicense to the intellectual property we license under our agreement with Caribou for the Novartis-selected HSC and CAR-T cells products, and in vivo products if applicable, with such sublicense being exclusive as long as Novartis uses commercially reasonable efforts to develop and commercialize those products.

Manufacturing

We currently have no commercial manufacturing or cell processing capabilities. We are exploring creating internal capabilities, as well as contracting qualified third-party organizations, to produce or process bulk compounds, formulated compounds, viral vectors or engineered cells for IND-supporting activities and early stage clinical trials. We expect that clinical and commercial quantities of any compound, vector, or engineered cells that we may seek to develop will be manufactured in facilities and by processes that comply with FDA and other regulations. At the appropriate time in the product development process, we will determine whether to establish our own manufacturing facilities or continue to rely on third parties to manufacture commercial quantities of any products that we may successfully develop.

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

Competitors in our efforts to provide genetic therapies to patients can be grouped into at least three sets based on their product discovery platforms:

•	genome editing companies focused on CRISPR/Cas9 including: Casebia Therapeutics, CRISPR Therapeutics, Inc., Editas Medicine, Inc., ToolGen, Inc. and Tracr Hematology Limited;
•	other genome editing companies including: bluebird bio, Inc., Cellectis S.A., Homology Medicines, Inc., Poseida, Inc., Precision BioSciences, Inc., and Sangamo Therapeutics, Inc., and;
•

genome therapy companies developing in vivo or ex vivo therapies, such as cell therapies, including: bluebird bio, Inc., Cellectis S.A., Celgene Corporation (which acquired Juno Therapeutics, Inc.), Gilead Sciences, Inc. (which acquired Kite Pharma, Inc.), Novartis A.G. and Spark Therapeutics, Inc.

Our competitors will also include companies that are or will be developing other genome editing methods as well as small molecules, biologics, in vivo gene therapies, ex vivo cell therapies and nucleic acid-based therapies for the same indications that we are targeting with our CRISPR/Cas9-based therapeutics.

Government Regulation and Product Approval

We are subject to extensive regulation. We expect our future in vivo and ex vivo product candidates to be regulated as biologics. Biological products are subject to regulation under the Food, Drug and Cosmetic (FD&C) Act and the Public Health Service Act (PHS Act), and other federal, state, local and foreign statutes and regulations. Both the FD&C Act and the PHS Act and their corresponding regulations govern, among other things, the testing, manufacturing, safety, efficacy, labeling, packaging, storage, record keeping, distribution, reporting, advertising and other promotional practices involving drug and biological products. Before clinical testing of biological products in the U.S. may begin, we must submit an IND to the FDA, which reviews the clinical protocol, and the IND must become effective before clinical trials may begin. We must also register our protocols with the National Institutes of Health (NIH) through its Recombinant DNA Advisory Committee (RAC) before initiating clinical testing and in some cases a public RAC review will be required.

Biologic products must be approved by the FDA before they may be legally marketed in the U.S. and by the appropriate foreign regulatory agencies before they may be legally marketed in foreign countries. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources and we may not be able to obtain the required regulatory approvals.

Within the FDA, the Center for Biologics Evaluation and Research (CBER) regulates many biological products not regulated by the Center for Drug Evaluation and Research (CDER), including gene and cell therapies. Proposed human clinical trials involving nucleic acid transfer conducted at, or sponsored by, institutions receiving NIH funding for research with recombinant or synthetic nucleic acid molecules are also subject to review by the NIH RAC. Moreover, certain therapeutic protocols that raise important scientific, safety, medical, ethical, or social issues are discussed at the RAC’s quarterly public meetings. While the FDA has not provided specific guidance on gene editing in humans, it has published guidance documents related to, among other things, gene therapy products in general, their preclinical assessment, observing subjects involved in gene therapy clinical trials for delayed adverse events, potency or other quality testing, and chemistry, manufacturing and control information in gene therapy INDs.

The FDA has provided guidance for the development of gene and cell therapy products that are relevant to the gene and cellular therapies we intend to develop. For example, the FDA has established the Office of Tissues and Advanced Therapies (OTAT) (previously known as Office of Cellular, Tissue and Gene Therapies) within CBER, to consolidate the review of gene therapy and related products, and the Cellular, Tissue and Gene Therapies Advisory Committee (CTGTAC) to advise CBER on its reviews. In addition, the FDA has issued a growing body of clinical, chemistry, manufacturing and control (CMC) guidance and other guidance, all of which are intended to facilitate industry’s development of these products. More recently and as part of the implementation of the 21st Century Cures Act, FDA has issued a number of draft guidances pertaining to Regenerative Medicine Advanced Therapies, that include cell therapies and, as interpreted by FDA, “gene therapies including genetically modified cells, that lead to a durable modification of cells or tissues may meet the definition of a regenerative medicine therapy”.   A small number of gene therapy products have been approved by regulatory agencies.  In 2012, the European Medicines Agency approved a gene therapy product called Glybera, which was the first gene therapy product approved by regulatory authorities anywhere in the Western world.  And, in 2017, the FDA approved the first two cell-based gene therapy products

Ethical, social and legal concerns about gene-editing technology, gene therapy, genetic testing and genetic research could result in additional regulations restricting or prohibiting the processes we may use. Federal and state agencies, congressional committees and foreign governments have expressed interest in further regulating biotechnology. More restrictive regulations or claims that our products are unsafe or pose a hazard could prevent us from commercializing any product candidates. New government requirements may be established that could delay or prevent regulatory approval of our product candidates under development. It is impossible to predict whether legislative changes will be enacted, regulations, policies or guidance changed, or interpretations by agencies or courts changed, or what the impact of such changes, if any, may be.

U.S. Drug and Biological Products Development Process

The FDA approves drugs through the New Drug Application (NDA) process and biologics through the Biologics License Application (BLA) process before they may be legally marketed in the U.S. This process generally involves the following:

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

Post-approval clinical trials, sometimes referred to as Phase IV clinical trials, may be conducted after initial marketing approval. These clinical trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication, particularly for long-term safety follow-up. The FDA typically advises that sponsors observe subjects for potential gene therapy-related delayed adverse events for a 15-year period, including a minimum of five years of annual examinations followed by ten years of annual queries, either in person or by questionnaire.

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

One of the performance goals agreed to by the FDA under the PDUFA is to review 90% of BLAs in 10 months from the 60-day filing date, and 90% of priority BLAs in six months from the 60-day filing date, whereupon a review decision is to be made. The FDA does not always meet its PDUFA goal dates for standard and priority BLAs and its review goals are subject to change with PDUFA reauthorization. The review process and the PDUFA goal date may be extended by three months if the FDA requests or the BLA sponsor otherwise provides additional information or clarification regarding information already provided in the submission within the last three months before the PDUFA goal date.

Orphan Drug Designation

The FDA may grant Orphan Drug Designation to drugs or biological products intended to treat a rare disease or condition that affects fewer than 200,000 individuals in the U.S., or, if it affects more than 200,000 individuals in the U.S., when there is no reasonable expectation that the cost of developing and marketing the drug or biological product for this type of disease or condition will be recovered from sales in the U.S. Orphan product designation must be requested before submission of an NDA or BLA. After the FDA grants orphan product designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. Orphan product designation does not convey any advantage in or shorten the duration of the regulatory review and approval process.

In the U.S., Orphan Drug Designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers. In addition, if a product receives the first FDA approval for the indication for which it has orphan designation, the product is entitled to orphan drug exclusivity, which means the FDA may not approve any other application to market the same drug for the same orphan indication for a period of seven years, except in limited circumstances, such as a showing of clinical superiority over the product with orphan exclusivity or where the manufacturer with orphan exclusivity is unable to assure sufficient quantities of the approved orphan designated product. Competitors, however, may receive approval of different products for the indication for which the orphan product has exclusivity or obtain approval for the same product but for a different indication for which the orphan product has exclusivity, which may permit off-label use for the orphan indication. Orphan product exclusivity also could block the approval of one of our products for seven years if a competitor obtains approval of the same drug or biological product as defined by the FDA for the same orphan indication or if our product candidate is determined to be contained within the competitor’s product for the same indication or disease. If a drug or biological product designated as an orphan product receives marketing approval for an indication broader than what is designated, it may not be entitled to orphan product exclusivity.

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

Regenerative medicine advanced therapies (RMAT) designation

As part of the 21st Century Cures Act, the FD&C Act was amended to facilitate an efficient development program for, and expedite review of regenerative medicine advanced therapies, which include cell and gene therapies, therapeutic tissue engineering products, human cell and tissue products, and combination products using any such therapies or products. This program is intended to facilitate efficient development and expedite review of regenerative medicine therapies, which are intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition and qualify for RMAT designation. A drug sponsor may request that FDA designate a drug as a RMAT concurrently with or at any time after submission of an IND. FDA has 60 calendar days to determine whether the drug meets the criteria, including whether there is preliminary clinical evidence indicating that the drug has the potential to address unmet medical needs for a serious or life-threatening disease or condition. A BLA for a regenerative medicine therapy that has received RMAT designation may be eligible for priority review or accelerated approval through use of surrogate or intermediate endpoints reasonably likely to predict long-term clinical benefit, or reliance upon data obtained from a meaningful number of sites. Benefits of RMAT designation also include early interactions with FDA and for those granted accelerated approval post-approval requirements may be fulfilled through the submission of clinical evidence from clinical studies, patient registries, or other sources of real world evidence, such as electronic health records; the collection of larger confirmatory data sets; or post-approval monitoring of all patients treated with such therapy prior to its approval.

Post-Approval Requirements

Maintaining substantial compliance with applicable federal, state, and local statutes and regulations requires the expenditure of substantial time and financial resources. Rigorous and extensive FDA regulation of drug and biological products continues after approval, particularly with respect to cGMP requirements. We will rely, and expect to continue to rely, on third parties for the production of clinical and commercial quantities of certain components of products that we may commercialize. Manufacturers of our products are required to comply with applicable requirements in the cGMP regulations, including quality control and quality assurance and maintenance of records and documentation. Other post-approval requirements applicable to drug and biological products, include reporting of cGMP deviations that may affect the identity, potency, purity and overall safety of a distributed product, record-keeping requirements, reporting of adverse effects, reporting updated safety and efficacy information, and complying with electronic record and signature requirements. After a BLA is approved, the product also may be subject to official lot release. As part of the manufacturing process, the manufacturer is required to perform certain tests on each lot of the product before it is released for distribution. If the product is subject to official release by the FDA, the manufacturer submits samples of each lot of product to the FDA together with a release protocol showing a summary of the history of manufacture of the lot and the results of all of the manufacturer’s tests performed on the lot. The FDA also may perform certain confirmatory tests on lots of some products, such as viral vaccines, before releasing the lots for distribution by the manufacturer. In addition, the FDA conducts laboratory research related to the regulatory standards on the safety, purity, potency, and effectiveness of biological products.

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

The Hatch-Waxman Act provides for various periods of non-patent exclusivity to protect new drugs approved via a full NDA from premature competition. First, federal law provides a period of up to five years exclusivity following approval of a drug containing a new chemical entity, or NCE, defined as an active moiety that has not been approved previously. An active moiety, in turn, is defined as the molecule or ion responsible for the action of the drug substance. During this NCE exclusivity period, FDA cannot accept any ANDA or 505(b)(2) application referencing the NDA of the protected listed drug; however, the five-year exclusivity period is reduced to four years if the ANDA or 505(b)(2) application challenges to a listed patent for the protected drug product through submission of a paragraph IV certification (described below). Second, the Hatch-Waxman Act also provides for a period of three years of exclusivity following approval of a listed drug that contains a previously approved active ingredient if the FDA determines that new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are essential to the approval of the application. Three-year exclusivity is typically awarded for changes to an approved drug product, such as new indications, dosage forms or dosing regimens, and prohibits FDA from approving an ANDA or 505(b)(2) application with the protected innovation. As a general matter, three-year exclusivity does not prohibit the FDA from approving ANDAs or 505(b)(2) applications for competitive versions of the original, unmodified drug product. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA; however, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the nonclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness.

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

Biosimilars and Exclusivity

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the Affordable Care Act), signed into law on March 23, 2010, includes a subtitle called the Biologics Price Competition and Innovation Act of 2009 (BPCIA), which created an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-licensed reference biological product. Starting in 2015, the FDA commenced licensing biosimilars under the BPCIA, and there are currently numerous biosimilars approved in the U.S. and Europe. The FDA has issued several draft and final guidance documents outlining an approach to review and approval of biosimilars and interchangeable biological products.

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

We may also be subject to data privacy and security regulation by both the federal government and the states and other jurisdictions outside the U.S. in which we conduct our business. HIPAA, as amended by the Health

Information Technology for Economic and Clinical Health Act (HITECH) and their respective implementing regulations, including the Final HIPAA Omnibus Rule published on January 25, 2013, impose specified requirements relating to the privacy, security and transmission of individually identifiable health information held by covered entities and their business associates. Among other things, HITECH makes HIPAA’s privacy and security standards directly applicable to “business associates,” defined as independent contractors or agents of covered entities that create, receive, maintain or transmit protected health information in connection with providing a service for or on behalf of a covered entity. HITECH also increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, state laws govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same requirements, thus complicating compliance efforts.

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

Government Regulation Outside of the United States

In addition to regulations in the U.S., we will be subject to a variety of regulations in other jurisdictions governing, among other things, clinical studies and any commercial sales and distribution of our products. Because biologically sourced raw materials are subject to unique contamination risks, their use may be restricted in some countries.

Coverage and Reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of any pharmaceutical or biological product for which we obtain regulatory approval. In the U.S. and markets in other countries, patients who are prescribed treatments for their conditions and providers performing the prescribed services generally rely on third-party payors to reimburse all or part of the associated healthcare costs. Patients are unlikely to use our products unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of our products. Sales of any products for which we receive regulatory approval for commercial sale will therefore depend, in part, on the availability of coverage and adequate reimbursement from third-party payors. Third-party payors include government authorities, managed care providers, private health insurers and other organizations.

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

Employees

As of February 28, 2018, we had 195 full-time employees, 152 of whom were primarily engaged in research and development activities and 68 of whom have an M.D. or Ph.D. degree.

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

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. Careful consideration should be given to the following risk factors, in addition to the other information set forth in this Annual Report on Form 10-K for the year ended December 31, 2017 and in other documents that we file with the SEC, in evaluating the Company and our business. If any of the following risks and uncertainties actually occurs, our business, prospects, financial condition and results of operations could be materially and adversely affected. The risks described below are not intended to be exhaustive and are not the only risks facing the Company. New risk factors can emerge from time to time, and it is not possible to predict the impact that any factor or combination of factors may have on our business, prospects, financial condition and results of operations.

Risks Related to Our Business, Technology and Industry

CRISPR/Cas9 genome editing technology is not yet clinically validated for human therapeutic use. The approaches we are taking to discover and develop novel therapeutics using CRISPR/Cas9 systems are unproven and may never lead to marketable products. If we are unable to develop viable product candidates, achieve regulatory approval for any such product candidate or market and sell any product candidates, we may never achieve profitability.

We are focused on developing curative medicines utilizing the CRISPR/Cas9 genome editing technology. Although there have been significant advances in the fields of gene therapy, which typically involves introducing a copy of a gene into a patient’s cell, and genome editing in recent years, CRISPR-based genome editing technologies are relatively new, and their therapeutic utility is largely unproven. The CRISPR/Cas9 technologies that we intend to develop have not yet been clinically tested by us, and we are not aware of any clinical trials for safety or efficacy having been completed by third parties involving these technologies. The scientific evidence to support the feasibility of developing products based on these technologies is both preliminary and limited. Successful development of products by us will require solving a number of issues, including developing or obtaining technologies to safely deliver a therapeutic agent into target cells within the human body or modify human cells while outside of the body such that the modified cells can have a therapeutic effect when delivered to the patient, optimizing the efficacy and specificity of such products, and ensuring the therapeutic selectivity and efficacy of such products. There can be no assurance we will be successful in solving any or all of these issues.

We have principally concentrated our research efforts to date on bringing CRISPR/Cas9 therapeutics to the clinic for various initial indications, and our future success is highly dependent on the successful development of CRISPR-based genome editing technologies, cellular delivery methods and therapeutic applications for these indications. These indications are the principal focus of our initial development efforts, and we may decide to alter or abandon these programs as new data become available and we gain experience in developing CRISPR/Cas9-based therapeutics. We cannot be sure that our CRISPR/Cas9 technologies will yield satisfactory products that are safe and effective, scalable or profitable in our selected indications or any other indication we pursue.

Public perception and related media coverage of potential therapy-related efficacy or safety issues, including adoption of new therapeutics or novel approaches to treatment, as well as ethical concerns related specifically to genome editing and CRISPR/Cas9, may adversely influence the willingness of subjects to participate in clinical trials, or if any therapeutic is approved, of physicians and patients to accept these novel and personalized treatments. Physicians, health care providers and third-party payors often are slow to adopt new products, technologies and treatment practices, particularly those that may also require additional upfront costs and training. Physicians may not be willing to undergo training to adopt these novel and personalized therapies, may decide the particular therapy is too complex or potentially risky to adopt without appropriate training, and may choose not to administer the therapy.  Further, due to health conditions, genetic profile or other reasons, certain patients may not be candidates for the therapies. In addition, responses by the U.S., state or foreign governments to negative public perception, ethical concerns or financial considerations may result in new legislation or regulations, or medical standards, that could limit our ability to develop or commercialize any product candidates, obtain or maintain regulatory approval or otherwise achieve profitability. Based on these and other factors, health care providers and payors may decide that the benefits of these new therapies do not or will not outweigh their costs.

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

Our ability to generate product revenue is highly dependent on our ability to obtain regulatory approval of and successfully commercialize one or more of our product candidates. Any product candidates we discover will require preclinical, clinical and regulatory review and approval in each jurisdiction in which we intend to market the products, substantial investment, access to sufficient commercial manufacturing capacity and significant marketing efforts before we can generate any revenue from product sales. Before obtaining marketing approval from regulatory authorities for the sale of a product candidate, we must conduct extensive clinical trials to demonstrate the safety, purity and potency, as well as the effectiveness of the product candidates in humans. We cannot be certain that any of our product candidates will be successful in clinical trials and, even if successful, they may not receive regulatory approval.

Our approach to developing therapies for genetic and viral-based diseases centers on using the CRISPR/Cas9 technology to introduce or remove genetic information in vivo to treat various disorders, or to modify human cells ex vivo to create therapeutic cells that can be introduced into the human body to address the underlying disease. Because these are new therapeutic approaches, discovering, developing and commercializing our product candidates subject us to a number of challenges, including:

•	obtaining regulatory approval from the FDA and other regulatory authorities that have very limited or no experience with the clinical development of CRISPR/Cas9 therapeutics;
•

seeking and obtaining regulatory approval from the FDA and other regulatory authorities in light of no formal guidance regarding potential regulatory pathways for this category of in vivo therapeutics, including preclinical and clinical requirements for approval of an IND;

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

Additionally, because our in vivo technology involves gene editing across multiple cell and tissue types, we are subject to many of the challenges and risks that gene therapies face, including:

•

regulatory guidance regarding the requirements governing gene and cell therapy products have changed frequently and may continue to change in the future. To date, no products that involve the in vivo genetic modification of patient cells have been approved in the U.S. and a limited number have been approved in the EU;

•	improper insertion of a gene sequence into a patient’s chromosome could lead to cancer, other aberrantly functioning cells or other diseases, including death;
•

the FDA recommends a follow-up observation period of 15 years or longer for all patients who receive treatment using gene therapies, and we may need to adopt such an observation period for our product candidates; and

•

clinical trials using therapies that genetically modify cells conducted at institutions that receive funding for recombinant DNA research from the NIH, may be subject to review by the RAC. Although the FDA decides whether individual protocols may proceed, the RAC review process can impede the initiation of a clinical trial, even if the FDA has reviewed the study and it has become effective under an IND.

Further, because our ex vivo product candidates involve gene editing human cells and then manufacturing and delivering modified cells to patients, we are subject to many of the challenges and risks that cell therapies face, including:

•	clinical trials using genetically modified cells conducted at institutions that receive funding for recombinant DNA research from the NIH, may be subject to review by the RAC. Although the FDA decides whether individual protocols may proceed, the RAC review process can impede the initiation of a clinical trial, even if the FDA has reviewed the study and it has become effective under an IND; and

•	clinical trials using engineered cell therapies require unique products to be created for each patient and such individualistic manufacturing may be both inefficient and cost-prohibitive.

To date, although human clinical trials for other in vivo genome editing-based therapeutics have been authorized by the FDA, neither we nor any other company has received regulatory approval in the U.S. or EU to commence human clinical trials utilizing in vivo CRISPR/Cas9-based therapeutics or to market in vivo therapeutics utilizing any genome editing technology, including CRISPR/Cas9. There is no certainty that the FDA or EMA will apply to CRISPR/Cas9 product candidates the same regulatory pathway and requirements it is applying to other in vivo genome editing-based therapeutics; and the FDA and other regulatory authorities have not yet provided written guidance regarding preclinical or clinical studies or regulatory approval pathways specific for in vivo genome editing-based therapeutics. In addition, if any product candidates encounter safety or efficacy problems, developmental delays, regulatory issues or other problems, our development plans and business could be significantly harmed. Further, competitors that are developing in vivo products with similar technology may experience problems with their product candidates or programs that could in turn cause us to identify problems with our product candidates and programs that would potentially harm our business.

Further, significant uncertainty exists regarding the future scope and effect of the FDA’s regulatory framework, in particular relating to the review and approval of human therapeutic products because the current U.S. administration and federal legislators have publicly declared their intention to significantly modify the current legal framework governing the FDA. Any such changes to the FDA requirements could impact our ability to obtain approval for our products or sell them profitably. In addition, in the EU, the decision of the United Kingdom to withdraw from the European Union has required the EMA to relocate to the Netherlands, and recruit and retain new personnel to review and approve our submissions for regulatory approval in Europe. EMA’s relocation could result in delays and other changes that may impact the timing and our ability to obtain approval for our products. Also, upon exiting the EU, the United Kingdom may enact legislation related to the approval and oversight of human therapeutics in that nation. Until any such legislation is enacted, we will be uncertain as to its effects on our business, including our ability to seek and obtain approval for our products in the United Kingdom.

In addition, during fiscal year 2017, non-commercial entities have commenced human trials involving in vivo CRISPR/Cas9-based therapeutics in China. Neither these entities nor the Chinese regulatory agencies have shared publicly any specific any information on the regulatory process for clinical trial approval including any specific protocol requirements. Any specific requirement from the Chinese regulatory agencies may impact our ability to submit or obtain approval for our products in China.  Further, if these human trials are unsuccessful, or if they result in significant adverse events, including deaths, there could be a significant impact to the evaluation of our product candidates globally, as well as an increase in negative public opinion.

Even if we obtain regulatory approval of any product candidates, such candidates may not gain market acceptance among physicians, patients, hospitals, third-party payors and others in the medical community.

The use of the CRISPR/Cas9 system as a framework for developing gene editing-based therapies is a recent development and may not become broadly accepted by physicians, patients, hospitals, third-party payors and others in the medical community. A variety of factors will influence whether our product candidates are accepted in the market, including, for example:

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

Even if our products achieve market acceptance, we may not be able to maintain that market acceptance over time if new products or technologies are introduced that are more favorably received than our products, are more cost effective or render our products obsolete. In addition, adverse publicity due to the ethical and social controversies surrounding the therapeutic in vivo use of CRISPR/Cas9, gene edited modified cells, or other therapeutics mediums, such as viral vectors that we may use in our clinical trials may limit market acceptance of our product candidates. If our product candidates are approved but fail to achieve market acceptance among physicians, patients, hospitals, third-party payors or others in the medical community, we will not be able to generate significant revenue.

Negative public opinion and increased regulatory scrutiny of in vivo CRISPR/Cas9 use, gene editing or gene therapy generally may damage public perception of the safety of any product candidates that we develop and adversely affect our ability to conduct our business or obtain regulatory approvals for such product candidates.

Gene therapy in general, and gene editing in particular, remain novel technologies, with the first gene therapy product being approved in August 2017 in the U.S. and only a limited number of gene therapy products approved to date in the EU. Public perception may be influenced by claims that gene therapy or gene editing, including the use of CRISPR/Cas9, is unsafe or unethical, and gene therapy or gene editing may not gain the acceptance of the public or the medical community. In particular, our success will depend upon physicians who specialize in the treatment of diseases targeted by our product candidates prescribing treatments that involve the use of our product candidates in lieu of, or in addition to, existing treatments with which they are more familiar and for which greater clinical data may be available. In addition, responses by the U.S., state or foreign governments to negative public perception or ethical concerns may result in new legislation or regulations that could limit our ability to develop or commercialize any product candidates, obtain or maintain regulatory approval or otherwise achieve profitability. More restrictive statutory regimes, government regulations or negative public opinion would have an adverse effect on our business, financial condition, results of operations and prospects and may delay or impair the development and commercialization of our product candidates or demand for any products we may develop. For example, earlier gene therapy trials led to several well-publicized adverse events, including cases of leukemia and death, and the FDA recently initiated a clinical hold on a CAR-T cell therapy clinical trial due to patient deaths, and the company developing the therapy ultimately decided to stop the program. Serious adverse events in our clinical trials, or other clinical trials involving gene therapy or gene editing products or our competitors’ products, even if not ultimately attributable to the relevant product candidates, and the resulting publicity could result in increased government regulation, unfavorable public perception, potential regulatory delays in the testing or approval of our product candidates, stricter labeling requirements for those product candidates that are approved and a decrease in demand for any such product candidate.

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

In the U.S., no uniform policy of coverage and reimbursement for products exists among third-party payors. As a result, obtaining coverage and reimbursement approval of a product from a government or other third-party payor is a time-consuming and costly process that could require us to provide to each payor supporting scientific, clinical and cost-effectiveness data for the use of our products on a payor-by-payor basis, with no assurance that coverage and adequate reimbursement will be obtained. Even if we obtain coverage for a given product, the resulting reimbursement payment rates might not be adequate for us to achieve or sustain profitability or may require co-payments that patients find unacceptably high. Additionally, third-party payors may not cover, or provide adequate reimbursement for, long-term follow-up evaluations required following the use of our gene-modifying products. Patients are unlikely to use our product candidates unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of our product candidates. Because our product candidates may have a higher cost of goods than conventional therapies, and may require long-term follow up evaluations, the risk that coverage and reimbursement rates may be inadequate for us to achieve profitability may be greater. There is significant uncertainty related to insurance coverage and reimbursement of newly approved products. It is difficult to predict at this time what third-party payors will decide with respect to the coverage and reimbursement for our product candidates.

Moreover, increasing efforts by governmental and third-party payors in the U.S. and abroad to cap or reduce healthcare costs may cause such organizations to limit both coverage and the level of reimbursement for newly approved products and, as a result, they may not cover or provide adequate payment for our product candidates. We expect to experience pricing pressures in connection with the sale of any of our product candidates due to the trend toward managed healthcare, the increasing influence of health maintenance organizations, cost containment initiatives and additional legislative changes.

We intend to seek approval to market our product candidates in both the U.S. and in selected foreign jurisdictions. If we obtain approval in one or more foreign jurisdictions for our product candidates, we will be subject to rules and regulations in those jurisdictions. In some foreign countries, particularly those in the EU, the pricing of pharmaceutical products, including biologics, is subject to governmental control and other market regulations which could put pressure on the pricing and usage of our product candidates. In these countries, pricing negotiations with governmental authorities can take considerable time after obtaining marketing approval of a product candidate. In addition, market acceptance and sales of our product candidates will depend significantly on the availability of adequate coverage and reimbursement from third-party payors for our product candidates and may be affected by existing and future health care reform measures.

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

We have not currently selected any particular product candidates for clinical development. We are at an early stage of development and our technology and approach has not yet led, and may never lead, to any product candidate appropriate for clinical development or any approved or commercially successful products. Even if we are successful in building our pipeline of product candidates, completing clinical development, obtaining regulatory approvals and commercializing product candidates will require substantial additional funding and are prone to the risks of failure inherent in therapeutic product development. Investment in biopharmaceutical product development involves significant risk that any potential product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, gain regulatory approval, or become commercially viable.

We cannot provide any assurance that we will be able to successfully advance any product candidates that we discover through the research process. Our research programs may initially show promise, yet fail to yield product candidates for clinical development or commercialization for many reasons, including the following:

•	our technology and approach may not be successful in identifying product candidates for clinical development and commercialization;
•	we may not be able or willing to assemble sufficient resources to acquire or discover product candidates for clinical development and commercialization;
•	animal or other non-human models for the targeted disease may not be appropriate or available to conduct preclinical testing;
•	testing in preclinical models may not be predictive of human clinical testing results because species have distinct genomic sequences that may require the use of species-specific guides and reagents;
•	our product candidates may not succeed in preclinical or clinical testing;
•

our planned risk mitigation strategy for selecting our initial indications may fail or we may not be able to efficiently apply learnings from our initial development programs to future development programs;

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

•	the therapeutic effect of a product candidate may not be permanent and may diminish over time;
•	a single treatment course may not be sufficient for a cure or therapeutic benefit, and it may take several treatment courses for the product to be effective;

•	a well-defined and achievable pathway to regulatory approval may never materialize for a specific product candidate;
•	competitors may develop alternatives that render our product candidates obsolete, redundant or less attractive;
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

If any of these events occur, we may be forced to abandon our development efforts for a product candidate, program or programs, or we may not be able to identify, discover, develop or commercialize product candidates, which would have a material adverse effect on our business and could potentially cause us to cease operations.

Because we have limited financial and managerial resources, we are initially focused on specific research programs. As a result, we may fail to capitalize on other viable commercial products or profitable market opportunities, be required to forego or delay pursuit of opportunities with other product candidates or other diseases that may later prove to have greater commercial potential, or relinquish valuable rights to such product candidates through collaboration, licensing or other royalty arrangements in cases in which it would have been advantageous for us to retain sole development and commercialization rights. For additional information regarding the factors that will affect our ability to achieve revenue from product sales, see the risk factor entitled “We have never generated any revenue from product sales and our ability to generate revenue from product sales and become profitable depends significantly on our success in a number of factors.”

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

The reported results of our non-human primate studies are based on top-line interim data and may ultimately differ from actual results once additional data are received and fully evaluated.

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

We could also encounter delays if a clinical trial is suspended or terminated by us, the IRBs of the institutions in which such trials are being conducted, the Data Safety Monitoring Board (DSMB) for such trial or FDA or other regulatory authorities. Such authorities may impose such a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by FDA or other regulatory authorities resulting in the imposition of a clinical hold, manufacturing or quality control issues, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product or treatment, failure to establish or achieve clinically meaningful trial endpoints, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. Many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates. Further, the FDA or other regulatory authorities may disagree with our clinical trial design and our interpretation of data from clinical trials, or may change the requirements for approval even after they have reviewed and commented on the design for our clinical trials.

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

Therapeutic applications of gene editing technologies, and CRISPR/Cas9 in particular, for both in vivo products and utilization in engineered cell therapies, are unproven and must undergo rigorous clinical trials and regulatory review before receiving marketing authorization. If the results of our clinical studies or those of any other third parties, including with respect to gene editing technology or engineered cell therapies, are inconclusive, fail to show efficacy or if such clinical trials give rise to safety concerns or adverse events, we may:

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

Additionally, our future product candidates could potentially cause other adverse events that have not yet been predicted and the potentially permanent nature of gene editing effects, including CRISPR/Cas9’s effects, on genes or novel cell therapies in the organs of the human body may make these adverse events irreversible. The inclusion of critically ill patients in our clinical studies or those of our competitors may result in deaths or other adverse medical events, including those due to other therapies or medications that such patients may be using. Any of these events could prevent us from achieving or maintaining regulatory approval or market acceptance of our future product candidates and impair our ability to achieve profitability.

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

The biotechnology and pharmaceutical industries, including the gene editing field and cell therapies, are characterized by rapidly changing technologies, significant competition and a strong emphasis on intellectual property. We face substantial competition from many different sources, including large and specialty pharmaceutical and biotechnology companies, academic research institutions, government agencies and public and private research institutions.

Competitors in our efforts to provide genetic therapies to patients can be grouped into at least three sets based on their product discovery platforms:

•	genome editing companies focused on CRISPR/Cas9 including: Casebia Therapeutics, CRISPR Therapeutics, Inc., Editas Medicine, Inc., ToolGen, Inc. and Tracr Hematology Limited;
•	other genome editing companies including: bluebird bio, Inc., Cellectis S.A., Homology Medicines, Inc., Poseida, Inc., Precision BioSciences, Inc. and Sangamo Therapeutics, Inc.; and
•

genome therapy companies developing in vivo or ex vivo therapies, such as cell therapies, including: bluebird bio, Inc., Cellectis S.A., Celgene Corporation (which acquired Juno Therapeutics, Inc.), Gilead Sciences, Inc. (which acquired Kite Pharma, Inc.), Novartis A.G. and Spark Therapeutics, Inc.

Our competitors will also include companies that are or will be developing other genome editing methods as well as small molecules, biologics, in vivo gene therapies, ex vivo cell therapies and nucleic acid-based therapies for the same indications that we are targeting with our CRISPR/Cas9-based therapeutics.

Any advances in gene therapy, cell therapies or gene editing technology made by a competitor may be used to develop therapies that could compete against any of our product candidates. Many of these competitors have substantially greater research and development capabilities and financial, scientific, technical, intellectual property, manufacturing, marketing, distribution and other resources than we do, and we may not be able to successfully compete with them.

To become and remain profitable, we must discover, develop and eventually commercialize product candidates with significant market potential, which will require us to be successful in a range of challenging activities. These activities can include completing preclinical studies and clinical trials of product candidates, obtaining marketing approval for product candidates, manufacturing, marketing and selling products that are approved and satisfying any post-marketing requirements. Even if we are successful in selecting and developing any product candidates, in order to compete successfully we may need to be first-to-market or demonstrate that our CRISPR/Cas9-based products are superior to therapies based on the same or different treatment methods. If we are not first-to-market or are unable to demonstrate such superiority, any products for which we are able to obtain approval may not be successful. Furthermore, in certain jurisdictions, if a competitor has orphan drug status for a product and if our product candidate is determined to be contained within the scope of a competitor’s orphan drug exclusivity, then approval of our product for that indication or disease could potentially be blocked, for example, for up to seven years in the U.S. and 10 years in the EU.

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

We are not profitable and have incurred losses in each period since our inception. Our net loss was $67.5 million for the year ended December 31, 2017. As of December 31, 2017, we had an accumulated deficit of $121.1 million. We expect these losses to increase as we continue to incur significant research and development and other expenses related to our ongoing operations, seek regulatory approvals for our future product candidates, scale-up manufacturing capabilities, maintain, expand and protect our intellectual property portfolio and hire additional personnel to support the development of our product candidates and to enhance our operational, financial and information management systems.

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

We may not be able to initiate or continue clinical trials for any future product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside the U.S. If patients are unwilling to participate in our clinical studies because of concerns about, or negative publicity from, adverse events in the gene editing field, the novel nature of the CRISPR/Cas9 gene editing technology, the irreversibility of the effects of CRISPR/Cas9 or for other reasons, including competitive clinical studies for similar patient populations, then the timeline for recruiting patients, conducting studies and obtaining regulatory approval of potential products may be delayed. These delays could result in increased costs, delays in advancing our product development, delays in testing the effectiveness of our technology or termination of the clinical studies altogether. In addition, any patients who would otherwise be eligible for clinical trials that we may hold may instead enroll in clinical trials of product candidates of our competitors.

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

We expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of technology research, product development and manufacturing, clinical and regulatory affairs and, if any product candidates are submitted for or receive marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to recruit and train additional qualified personnel or to otherwise effectively manage the expansion of our operations. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business and development plans or disrupt our operations.

Our future success depends on our ability to retain key executives and to attract, retain and motivate qualified personnel.

We are highly dependent on the research and development, clinical, legal, financial and business development expertise of John M. Leonard, M.D., our President and Chief Executive Officer, Graeme Bell, our Executive Vice President, Chief Financial Officer, and José E. Rivera, our Executive Vice President, General Counsel, as well as the other principal members of our management, scientific and clinical teams. Although we have entered into employment arrangements with our executive officers, each of them may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees.

Recruiting and retaining qualified scientific, clinical, manufacturing and sales and marketing personnel will also be important for our success. The loss of the services of our executive officers or other key employees could impede the achievement of our research, development and commercialization objectives and seriously harm our ability to successfully implement our business strategy. Furthermore, replacing executive officers and key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, gain regulatory approval of and commercialize products using our technology. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these key personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies, universities and research institutions for similar personnel. The market for qualified personnel in the biotechnology space generally, and gene editing and gene therapy fields in particular, in and around the Cambridge, Massachusetts area is especially competitive. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategies. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. Further, some of the qualified personnel that we hire and recruit are not U.S. citizens, and there is uncertainty with regard to their future employment status due to the current U.S. administration’s announced intention of modifying the legal framework for non-U.S. citizens to be employed in the U.S. If we are unable to continue to attract and retain high quality personnel, our ability to pursue our growth strategy will be limited.

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

In December 2014, we entered into a collaboration agreement with Novartis regarding the discovery of new CRISPR/Cas9-based therapies principally using CAR-T cells and HSCs. Under the Novartis collaboration agreement, we received a commitment to advance multiple programs. Pursuant to the Novartis agreement, we granted Novartis exclusive rights to further develop and commercialize products arising out of the CAR-T cell program during the research term. Regarding HSCs, we are jointly advancing multiple programs with Novartis and have agreed to a process for assigning development and ownership rights, which may enable us to develop our own proprietary HSC pipeline.

In April 2016, we entered into a collaboration agreement with Regeneron that includes a product component to research, develop and commercialize CRISPR/Cas-based therapeutic products primarily focused on gene editing in the liver as well as a technology collaboration component, pursuant to which we and Regeneron will engage in research and development activities aimed at discovering and developing novel technologies and improvements to CRISPR/Cas technology to enhance our gene editing platform. Pursuant to the Regeneron collaboration agreement, we granted Regeneron exclusive rights to select up to 10 targets, subject to certain restrictions, while we retain the rights to solely develop our initial indications, other than ATTR, which will be subject to a co-development and co-commercialization arrangement with Regeneron, and have the right to choose additional liver targets for our own development during the collaboration term. Certain other of the development targets under the Regeneron agreement may also be subject to a co-development/co-commercialization arrangement with the other party at the other party’s option.

Either Novartis or Regeneron may change its strategic focus or pursue alternative technologies in a manner that results in reduced, delayed or no revenue to us. Each of Novartis and Regeneron has a variety of marketed products and product candidates either by itself or under collaboration with other companies, including some of our competitors, and the respective corporate objectives of Novartis or Regeneron may not be consistent with our best interests. If either of our collaboration partners fails to develop, obtain regulatory approval for or ultimately commercialize any product candidate from the development programs governed by the respective collaboration agreement in the applicable territories, or if either of our collaboration partners terminates our collaboration with it, our business, financial condition, results of operations and prospects could be harmed. In addition, any dispute or litigation proceedings we may have with either Novartis or Regeneron in the future could delay development programs, create uncertainty as to ownership of or access to intellectual property rights, distract management from other business activities and generate substantial expense.

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

•

disagreements with collaborators, including disagreements over proprietary rights, contract interpretation, payment obligations or the preferred course of discovery, development, sales or marketing, might cause delays or terminations of the research, development or commercialization of product candidates, might lead to additional and burdensome responsibilities for us with respect to product candidates, or might result in litigation or arbitration, any of which would be time-consuming and expensive;

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

Gene editing products and engineered cell therapies are novel and may be complex and difficult to manufacture. We could experience manufacturing problems that result in delays in the development or commercialization of our product candidates or otherwise harm our business.

The manufacturing process used to produce CRISPR/Cas9-based in vivo and ex vivo product candidates, including engineered cell therapies, may be complex, as they are novel and have not been validated for clinical and commercial production. Several factors could cause production interruptions, including equipment malfunctions; facility unavailability or contamination; raw material cost, shortages or contamination; natural disasters; disruption in utility services; human error; insufficient personnel; inability to meet legal or regulatory requirements; or disruptions in the operations of our suppliers.

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

Risks Related to Government Regulation

The regulatory approval process for our potential product candidates in the U.S., EU and other jurisdictions is currently uncertain and will be lengthy, time-consuming and inherently unpredictable and we may experience significant delays in the clinical development and regulatory approval, if any, of our product candidates.

The research, testing, manufacturing, labeling, approval, selling, import, export, marketing and distribution of drug products, including biologics, are subject to extensive regulation by the FDA in the U.S. and other regulatory authorities. We are not permitted to market any drug or biological product in the U.S. until we receive regulatory approval from the FDA. We have not previously submitted an NDA or BLA to the FDA, or similar approval filings to comparable foreign authorities. An NDA or BLA must include extensive preclinical and clinical data and supporting information to establish that the product candidate is safe and effective or, for biological products, safe, pure and potent for each desired indication. The application must also include significant information regarding the chemistry, manufacturing and controls for the product, and the manufacturing facilities must complete a successful pre-approval inspection by the FDA, or applicable foreign authority, prior to the approval or licensure of the product. We expect the novel nature of our product candidates to create further challenges in obtaining regulatory approval. For example, the FDA has not approved any nuclease edited cell therapies for in vivo or ex vivo human therapeutic use. The FDA may also require a panel of experts, referred to as an Advisory Committee, to deliberate on the adequacy of the safety and efficacy data to support approval. The opinion of the Advisory Committee, although not binding, may have a significant impact on our ability to obtain approval of any product candidates that we develop based on the completed clinical trials. Moreover, while we are not aware of any specific genetic or biomarker diagnostic tests for which regulatory approval would be necessary in order to advance any of our product candidates to clinical trials or potential commercialization, in the future regulatory agencies may require the development and approval of such tests. Accordingly, the regulatory approval pathway for such product candidates may be uncertain, complex, expensive and lengthy, and approval may not be obtained.

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

Obtaining and maintaining regulatory approval of our product candidates in one jurisdiction does not guarantee that we will be able to obtain or maintain regulatory approval in any other jurisdiction, but a failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory approval process in others. For example, even if the FDA grants marketing approval of a product candidate, comparable regulatory authorities in foreign jurisdictions must also approve the manufacturing, marketing and sale of the product candidate in those countries. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from those in the U.S., including additional preclinical studies or clinical trials as clinical studies conducted in one jurisdiction may not be accepted by regulatory authorities in other jurisdictions. In many jurisdictions outside the U.S., a product candidate must be approved for reimbursement before it can be approved for sale in that jurisdiction. In some cases, the price that we are allowed to charge for our products is also subject to approval.

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

If any of our product candidates are approved, they will be subject to ongoing regulatory requirements for manufacturing, labeling, packaging, distribution, storage, advertising, promotion, sampling, record-keeping, conduct of post-marketing studies and submission of safety, potency, efficacy and other post-market information, including both federal and state requirements in the U.S. and requirements of comparable foreign regulatory authorities. In addition, we will be subject to continued compliance with cGMP and GCP, and in certain cases, cGTP, requirements for any clinical trials that we conduct post-approval.

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

The FDA strictly regulates marketing, labeling, advertising, and promotion of products that are placed on the U.S. market. Products may be promoted only for the approved indications and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses and a company that is found to have improperly promoted off-label uses may be subject to significant liability. The policies of the FDA and of other regulatory authorities may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the U.S. or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory and legal compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability.

The policies of the FDA and of other regulatory authorities may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates.  We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the U.S. or abroad.  For example, certain policies of the current or future U.S. administration may impact our business and industry.  Namely, the current administration has taken, or may take, several executive actions, including the issuance of a number of executive orders, that could impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine regulatory and oversight activities such as implementing statutes through rulemaking and issuance of guidance. On January 30, 2017, the U.S. president issued an executive order, applicable to all executive agencies, including the FDA, that requires that for each notice of proposed rulemaking or final regulation to be issued in fiscal year 2017, the agency shall identify at least two existing regulations to be repealed, unless prohibited by law. These requirements are referred to as the “two-for-one” provisions. This executive order includes a budget neutrality provision that requires the total incremental cost of all new regulations in the 2017 fiscal year, including repealed regulations, to be no greater than zero, except in limited circumstances. For fiscal years 2018 and beyond, the executive order requires agencies to identify regulations to offset any incremental cost of a new regulation. In guidance issued by the Office of Information and Regulatory Affairs within OMB on April 5, 2017, the administration indicates that the “two-for-one” provisions may apply not only to agency regulations, but also to significant agency guidance documents, and on September 8, 2017, the FDA published notices in the Federal Register soliciting broad public comment to identify regulations that could be modified in compliance with these Executive Orders. It is difficult to predict how these requirements will be implemented, and the extent to which they will impact the FDA’s ability to exercise its regulatory authority. If these executive actions impose constraints on FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.

Healthcare cost control initiatives, including healthcare legislative reform measures, may have a material adverse effect on our business and results of operations.

Third-party payors, whether domestic or foreign, or governmental or commercial, are developing increasingly sophisticated methods of controlling healthcare costs. In both the U.S. and certain foreign jurisdictions, there have been, and are expected to continue to be, a number of legislative and regulatory changes to the health care system that could impact our ability to sell our products profitably. In the U.S., however, significant uncertainty exists regarding the provision and financing of health care because the current administration and federal legislators have publicly declared their intention to significantly modify the current legal and regulatory framework for the health care system but details have not been agreed upon or disclosed.

Current legislation at the U.S. federal and state levels seeks to reduce healthcare costs and improve the quality of healthcare. In March 2010, the Affordable Care Act was enacted, which substantially changed the way health care is financed by both governmental and private insurers, and significantly impacted the U.S. pharmaceutical and biotechnology industry. The Affordable Care Act, among other things, subjects biologic products to potential competition by lower-cost biosimilars, addresses a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, increases the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program, extends the Medicaid Drug Rebate program to utilization of prescriptions of individuals enrolled in Medicaid managed care organizations, subjects manufacturers to new annual fees and taxes for certain branded prescription drugs and biologic agents and provides incentives to programs that increase the federal government’s comparative effectiveness research. At this time, the full effect that the Affordable Care Act would have on our business remains unclear. Further, significant uncertainty exists regarding the future scope and effect of the Affordable Care Act because the current administration and federal legislators have publicly declared their intention to significantly modify or repeal the legislation. We cannot predict the ultimate form or timing of any modification to, or repeal of, the Affordable Care Act or the effect that such modification or repeal would have on our business. Public announcements by the U.S. administration and members of the U.S. Congress have emphasized the administration’s significant interest in pursuing prompt healthcare reform. Such reform efforts and any resulting changes to the Affordable Care Act, or related regulations and laws, could impact our ability to sell our products profitably.

Other legislative changes relevant to the health care system have been adopted in the U.S. since the Affordable Care Act was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013, and will remain in effect through 2024 unless additional Congressional action is taken. In January 2013, the American Taxpayer Relief Act of 2012, was signed into law, which, among other things, further reduced Medicare payments to several providers, including hospitals and other treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. In December 2017, the U.S. president signed into law the Tax Cuts and Jobs Act (“TCJA”), which among other things, repealed the Affordable Care Act’s requirement that all Americans under age 65 have health insurance or pay a financial payment. These laws may result in additional reductions in Medicare, Medicaid and other healthcare funding, or insured patients generally, which could have a material adverse effect on our future, potential customers and, accordingly, our financial operations.

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

We are exposed to the risk of non-compliance, fraud, misconduct or other illegal activity by our employees, independent contractors, clinical investigators, CROs, consultants, commercial partners and vendors. Misconduct by these parties could include intentional, reckless and/or negligent conduct that fails to: comply with federal and state laws and those of other applicable jurisdictions; provide true, complete and accurate information to the FDA and other similar foreign regulatory bodies; comply with manufacturing standards; comply with federal and state data privacy, security, fraud and abuse and other healthcare laws and regulations in the U.S. and similar foreign privacy or fraudulent misconduct laws; or report financial information or data accurately; or disclose unauthorized activities to us. If we obtain FDA approval of any of our product candidates and begin commercializing those products in the U.S., our potential exposure under such laws will increase significantly, and our costs associated with compliance with such laws are also likely to increase. These laws may impact, among other things, our current activities with clinical investigators and research patients, as well as proposed and future sales, marketing and education programs. In particular, the promotion, sales and marketing of healthcare products and services, as well as certain business arrangements in the healthcare industry, are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, including promotion and marketing of off-label uses of our products, structuring and commission(s), certain customer incentive programs and other business arrangements generally. Activities subject to these laws also involve the improper use of information obtained in the course of clinical trials or creating fraudulent data in our preclinical studies or clinical trials, which could result in regulatory sanctions and cause serious harm to our reputation. It is not always possible to identify and deter misconduct by employees and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. Additionally, we are subject to the risk that a person or government could allege such fraud or other misconduct, even if none occurred. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant fines or other sanctions.

We may be subject, directly or indirectly, to federal and state healthcare fraud and abuse laws, false claims laws, physician payment transparency laws, health information privacy and security laws and anti-corruption laws. If we are unable to comply, or have not fully complied, with such laws or their relevant foreign counterparts, we could face substantial penalties.

If we obtain FDA approval for any of our product candidates and begin commercializing those products in the U.S., our operations may be directly, or indirectly through our future, potential customers and third-party payors, subject to various federal and state fraud and abuse laws, including, without limitation, the federal Anti-Kickback Statute, the federal False Claims Act, and physician sunshine laws and regulations. These laws or their relevant foreign counterparts may impact, among other things, our proposed sales, marketing, and education programs and our relationships with healthcare providers, physicians and other parties through which we market, sell and distribute our products for which we obtain marketing approval. In addition, we may be subject to patient privacy regulation by the federal government and the states in the U.S. as well as other jurisdictions. The laws that may affect our ability to operate include:

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

Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations as well as other domestic and foreign legal requirements will involve substantial costs. It is possible that governmental and enforcement authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law interpreting applicable fraud and abuse or other healthcare laws and regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of civil, criminal and administrative penalties, damages, disgorgement, monetary fines, possible exclusion from participation in Medicare, Medicaid and other U.S. federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, and curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations. In addition, the approval and commercialization of any of our product candidates outside the U.S. will also likely subject us to foreign equivalents of the healthcare laws mentioned above, among other foreign laws.

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

Numerous U.S. and foreign issued patents and pending patent applications owned by third parties exist in the fields in which we are developing our product candidates. As industry, government, academia and other biotechnology and pharmaceutical research expands and more patents are issued, the risk increases that our product candidates may give rise to claims of infringement of the patent rights of others. We cannot guarantee that our technology, future product candidates or the use of such product candidates do not infringe third-party patents. It is also possible that we have failed to identify relevant third-party patents or applications. Because patent rights are granted jurisdiction-by-jurisdiction, our freedom to practice certain technologies, including our ability to research, develop and commercialize our product candidates, may differ by country.

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

Third parties may seek to claim intellectual property rights that encompass or overlap with intellectual property that we own or license from others.  Legal proceedings may be initiated to determine the scope and ownership of these rights, and could result in our loss of rights, including injunctions or other equitable relief that could effectively block our ability to further develop and commercialize our product candidates. For example, through our 2014 license agreement with Caribou, we sublicense the rights of the Regents of the University of California and the University of Vienna (collectively, UC/Vienna) to a worldwide patent portfolio that covers methods of use and compositions relating to engineered CRISPR/Cas9 systems for, among other things, cleaving or editing DNA and altering gene product expression in various organisms, including eukaryotic cells.  We sublicense the UC/Vienna rights to this portfolio for human therapeutic, prophylactic and palliative uses, including companion diagnostics, except for anti-fungal and anti-microbial uses. This patent portfolio to-date includes, for example, granted patents from the European Patent Office, the United Kingdom’s Intellectual Property Office, the German Patent and Trade Mark Office, Australia’s Intellectual Property agency and China’s Intellectual Property Office. Because UC/Vienna co-own this portfolio with Dr. Emmanuelle Charpentier (from whom we do not have sublicense rights), we refer to this co-owned worldwide patent portfolio as the UC/Vienna/Charpentier patent family. The Broad Institute, Massachusetts Institute of Technology, the President and Fellows of Harvard College and the Rockefeller University co-own patents and patent applications that also claim certain aspects of CRISPR/Cas9 systems to edit genes in eukaryotic cells, including human cells (collectively, the Broad Institute patent family).  Because the respective owners of a UC/Vienna/Charpentier patent application and the Broad Institute patent family both allege owning intellectual property claiming overlapping aspects of CRISPR/Cas9 systems and methods to edit genes in eukaryotic cells, including human cells, our ability to market and sell CRISPR/Cas9-based human therapeutics may be adversely impacted depending on the scope and actual ownership over the inventions claimed in the competing patent portfolios. In January 2016, an interference proceeding was declared in the U.S. Patent and Trademark Office (USPTO) between the claims from one UC/Vienna/Charpentier patent application we sublicense through Caribou and certain U.S. patents and one application of the Broad Institute patent family to determine which set of inventors invented first and, thus, is entitled to patents on the invention in the U.S. In February 2017, the PTAB dismissed the interference proceeding finding that the respective patent claims involved in the interference were distinct such that they did not meet the legal requirement to proceed with the interference. The PTAB did not make any decision regarding inventorship or priority, and therefore ownership, of the inventions claimed by the patents and applications at issue.  UC/Vienna/Charpentier appealed to the U.S. Court of Appeals for the Federal Circuit seeking a review and reversal of the PTAB’s decision to terminate the interference, and the parties are waiting for a hearing and decision on the appeal.  In addition, several other parties also claim and are seeking intellectual property rights that could overlap with aspects of the CRISPR/Cas9 inventions covered by the UC/Vienna/Charpentier patent portfolio, and which could result in other legal proceedings, including interference proceedings, to determine the ownership and scope of the inventions claimed by each party including UC/Vienna/Charpentier.  If UC/Vienna/Charpentier are unable to prevail in their inventorship claims or if the scope of their claims is narrowed through these legal proceedings, then we could be prevented from developing and commercializing all or some of our products candidates unless we can obtain rights to the third-parties’ intellectual property, or avoid or invalidate it.

Third parties could also assert patent rights against us to seek and obtain injunctive or other equitable relief, which could effectively block our ability to further develop and commercialize product candidates. For example, the Broad Institute or other third-parties that own issued patents, including patents claiming aspects of the CRISPR-Cas9 technology, could seek to assert such patents against us claiming that our activities, including those relating to the CRISPR-Cas9 technology, infringe their respective patents. Defense of these or similar claims, regardless of their merit, would involve substantial legal expense, would be a substantial diversion of management and other employee resources from our business and may impact our reputation. In the event of a successful claim of infringement against us, we may have to pay substantial damages, including treble damages and attorneys’ fees for any adjudicated willful infringement, obtain one or more licenses from third parties, pay royalties or redesign our infringing products, which may be impossible or require substantial time and monetary expenditure. In that event, we may be unable to further develop and commercialize our product candidates, which could harm our business significantly.

Third parties asserting their patent rights against us may seek and obtain injunctive or other equitable relief, which could effectively limit or block our ability to further develop and commercialize our product candidates. If we are found to infringe a third party’s valid intellectual property rights, we could be required to obtain a license from such third party to continue developing and marketing our products and technology. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. We could be forced, including by court order, to cease commercializing, manufacturing or importing the infringing technology or product. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees if we are found to have willfully infringed a patent. A finding of infringement could prevent us from commercializing one or more of our product candidates, force us to redesign our infringing products or force us to cease some or all of our business operations, any of which could materially harm our business and could prevent us from further developing and commercializing our proposed future product candidates thereby causing us significant harm. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business.

Intellectual property owned by third parties relating to CRISPR/Cas9 or other related technologies necessary to develop, manufacture and commercialize viable CRISPR/Cas9 therapeutics – such as compositions of the products or components, methods of treatment, delivery technologies, chemical modifications, and analytical and manufacturing methods – could adversely impact our ability to ultimately market and sell products. Third parties may own intellectual property, including patents, that cover our all or aspects of our technologies and potential products, and may be necessary for us to develop or commercialize viable products.  If we are unable to successfully license, avoid or challenge such third-party intellectual property, we may not be able to develop and commercialize viable products in all or certain jurisdictions.  In addition, if the intellectual property covering our products or technologies that we own or license were to be legally impaired or lost, we may be unable to realize sufficient financial returns to support the development or commercialization of our products.  For additional information regarding the risks that may apply to our and our licensors’ intellectual property rights, see the section entitled “Risks Related to Our Intellectual Property” appearing elsewhere in this report for more information.

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

The Broad Institute patent family includes issued patents in the U.S. and Europe that purport to cover certain aspects of the CRISPR/Cas9 gene editing platform for use on eukaryotic cells, including human cells. On January 11, 2016, the PTAB declared an interference proceeding between certain patents and a patent application of the Broad Institute patent family and one UC/Vienna/Charpentier patent application to determine, based on priority of invention, whether the contested inventions belong either to UC/Vienna/Charpentier or to the Broad Institute in the U.S. This interference proceeding was discontinued by the PTAB in February 2017 without any finding regarding inventorship or priority. In discontinuing the interference proceeding, the PTAB found that the claim sets presented by the two parties were “patentably distinct” from each other and, thus, did not meet the statutory requirements for continuing the proceeding. In April 2017, UC/Vienna/Charpentier appealed to the U.S. Court of Appeals for the Federal Circuit seeking a review and reversal of the PTAB’s decision to terminate the interference, and briefing by the parties has been completed. Unless otherwise resolved, the Federal Circuit is expected to render a decision after an oral hearing. In addition, UC/Vienna/Charpentier continue to prosecute other patent claims covering the CRISPR/Cas9 inventions, which could also result in allowable or issued patents in the U.S. Certain of the claims being prosecuted by UC/Vienna/Charpentier, if found allowable by the USPTO, could lead to interference proceedings against patents or patent applications owned by other parties, including the Broad Institute patent family, with respect to certain claims expressly relating to the use of CRISPR/Cas9 in eukaryotic cells. We cannot be certain which of these results, if any, will actually occur. Further, the effects that any such results may have on us and our intellectual property position, including whether UC/Vienna/Charpentier will ultimately be successful in prosecuting to issuance a patent covering the CRISPR/Cas9 system that we are able to use under our license agreement with Caribou, are currently unknown. The Broad could seek to assert its issued patents against us based on our CRISPR/Cas9-based activities, including commercialization. Defense of these claims, regardless of their merit, would involve substantial litigation expense, would be a substantial diversion of management and other employee resources from our business and may impact our reputation. In the event of a successful claim of infringement against us, we may have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, obtain one or more licenses from third parties, pay royalties or redesign our infringing products, which may be impossible or require substantial time and monetary expenditure. In that event, we could be unable to further develop and commercialize our product candidates, which could harm our business significantly.

In addition, other third parties, such as Vilnius University, ToolGene, Inc., MilliporeSigma (a subsidiary of Merck KGaA) and Harvard University, filed patent applications claiming CRISPR/Cas9-related inventions around or within a year after the UC/Vienna/Charpentier application was filed and may allege that they invented one or more of the inventions claimed by UC/Vienna/Charpentier before UC/Vienna/Charpentier.  If the USPTO deems the scope of the claims of one or more of these parties to sufficiently overlap with the allowable claims from the UC/Vienna/Charpentier application, the USPTO could declare other interference proceedings to determine the actual inventor of such claims.  In addition, UC/Vienna/Charpentier or the other third parties could seek judicial review of their inventorship claims.  If UC/Vienna/Charpentier fail in defending their inventorship priority on any of these claims, we may lose valuable intellectual property rights, such as the exclusive right to use, such intellectual property. Such an outcome could have a material adverse effect on our business. Even if we are successful in defending against such claims, any disputes could result in substantial costs and be a distraction to management and other employees.

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

We are dependent on patents, know-how and proprietary technology, both our own and licensed from others, including Caribou and Novartis. Any termination of these licenses, loss by our licensors of the rights they receive from others, or a finding that such intellectual property lacks legal effect, could result in the loss of significant rights and could harm our ability to commercialize any product candidates.

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

Patents relating to our product candidates are controlled by certain of our licensors or their respective licensors. Each of our licensors or their licensors generally has rights to file, prosecute, maintain and defend the patents we have licensed from such licensor. If these licensors or any future licensees and in some cases, co-owners from which we do not yet have licenses, having rights to file, prosecute, maintain, and defend our patent rights fail to adequately conduct these activities for patents or patent applications covering any of our product candidates, our ability to develop and commercialize those product candidates may be adversely affected and we may not be able to prevent competitors from making, using or selling competing products. We cannot be certain that such activities by our licensors or their respective licensors have been or will be conducted in compliance with applicable laws and regulations or in our best interests, or will result in valid and enforceable patents or other intellectual property rights. Pursuant to the terms of the license agreements with our licensors, the licensors may have the right to control enforcement of our licensed patents or defense of any claims asserting the invalidity of these patents and, even if we are permitted to pursue such enforcement or defense, we cannot ensure the cooperation of our licensors or, in some cases, other necessary parties, such as the co-owners of the intellectual property from which we have not yet obtained a license. We cannot be certain that our licensors or their licensors, and in some cases, their respective co-owners, will allocate sufficient resources or prioritize their or our enforcement of such patents or defense of such claims to protect our interests in the licensed patents. For example, with respect to our sublicensed rights from Caribou to UC/Vienna/Charpentier intellectual property, UC retained the right to control the prosecution, enforcement and defense of this intellectual property in its license agreement with Caribou and, pursuant to an Invention Management Agreement, shares these responsibilities with CRISPR Therapeutics and, under certain circumstances, ERS, as the designated managers of the intellectual property.  For these reasons, UC may be unable or unwilling to prosecute certain patent claims that would be best for our product candidates, or enforce its patent rights against infringers of the UC/Vienna/Charpentier patent family.

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

We anticipate that we will file additional patent applications both in the U.S. and in other countries, as appropriate. However, we cannot predict:

•	if and when any patents will issue;
•	the scope, degree and range of protection any issued patents will afford us against competitors, including whether third parties will find ways to invalidate or otherwise circumvent our patents;
•	whether others will apply for or obtain patents claiming aspects similar to those covered by our patents and patent applications;
•	whether certain governments will appropriate our intellectual property rights and allow competitors to use them; or
•	whether we will need to initiate litigation or administrative proceedings to assert or defend our patent rights, which may be costly whether we win or lose.

Composition of matter patents for biological and pharmaceutical products are generally considered to be the strongest form of intellectual property protection for those types of products, as such patents provide protection without regard to any method of use. We cannot be certain, however, that any claims in our pending or future patent applications covering the composition of matter of our product candidates will be considered patentable by the USPTO or by patent offices in foreign countries, or that the claims in any of our ultimately issued patents will be considered valid and enforceable by courts in the U.S. or foreign countries. Method of use patents protect the use of a product for the specified method. This type of patent does not prevent a competitor from making and marketing a product that is identical to our product for an indication that is outside the scope of the patented method. Moreover, even if competitors do not actively promote their product for our targeted indications, physicians may prescribe these products “off-label” for those uses that are covered by our method of use patents. Although off-label prescriptions may infringe or contribute to the infringement of method of use patents, the practice is common and such infringement is difficult to prevent or prosecute.

The strength of patents in the biotechnology and pharmaceutical field can be uncertain, and evaluating the scope of such patents involves complex legal and scientific analyses. The patent applications that we own or in-license may fail to result in issued patents with claims that cover any product candidates or uses thereof in the U.S. or in other foreign countries.

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

The laws of foreign countries may not protect our rights to the same extent as the laws of the U.S. and we may fail to seek or obtain patent protection in all major markets. For example, European patent law restricts the patentability of methods of treatment of the human body more than U.S. law does. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the U.S. and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we will be unable to know with certainty whether we were the first to make any inventions claimed in any patents or patent applications, or that we were the first to file for patent protection of such inventions, nor can we know whether those from whom we license patents were the first to make the inventions claimed or were the first to file.

The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our owned and licensed patents may be challenged in the courts or patent offices in the U.S. and abroad. There is a substantial amount of litigation as well as administrative proceedings for challenging patents, including interference, derivation, and reexamination proceedings before the USPTO and oppositions and other comparable proceedings in foreign jurisdictions, involving patents and other intellectual property rights in the biotechnology and pharmaceutical industries, and we expect this to be true for the CRISPR/Cas9 space as well. For example, a number of third parties have filed oppositions challenging the validity, and seeking the revocation, of the CRISPR/Cas9 genome editing patent granted to UC/Vienna/Charpentier by the European Patent Office on May 10, 2017.

In addition, since the passage of the America Invents Act in 2013, U.S. law also provides for other procedures to challenge patents, including inter partes reviews and post-grant reviews, that add uncertainty to the possibility of challenge to our developed or licensed patents and patent applications in the future. Furthermore, for U.S. applications in which all claims are entitled to a priority date before March 16, 2013, an interference proceeding can be provoked by a third party or instituted by the USPTO to determine who was the first to invent any of the subject matter covered by the patent claims of our applications. See above Third-party claims of intellectual property infringement against us, our licensors or our collaborators may prevent or delay our product discovery and development efforts.

Such challenges may result in loss of exclusivity or freedom to operate or in patent claims being narrowed, invalidated or held unenforceable, in whole or in part, which could limit our ability to practice the invention or stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology and products. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

Furthermore, even if they are unchallenged, our patents and patent applications may not adequately protect our intellectual property or prevent others from designing their products to avoid being covered by our claims. If the breadth or strength of protection provided by the patent applications we hold is threatened, this could dissuade companies from collaborating with us to develop, and could threaten our ability to commercialize, product candidates. Further, if we encounter delays in our clinical trials, the period of time during which we could market product candidates under patent protection would be reduced. Because patent applications in the U.S. and most other countries are confidential for a period of time after filing, we cannot be certain that we were the first to file any patent application related to our product candidates.

Our pending and future patent applications or the patent applications that we obtain rights to through in-licensing arrangements may not result in patents being issued which protect our technology or future product candidates, in whole or in part, or which effectively prevent others from commercializing competitive technologies and products. Changes in either the patent laws or interpretation of the patent laws in the U.S. and other countries may diminish the value of our patents or narrow the scope of our patent protection.

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

In addition to the protection afforded by patents, we seek to rely on trade secret protection and confidentiality agreements to protect proprietary know-how that is not patentable or that we elect not to patent. We also utilize proprietary processes for which patents are difficult to enforce. In addition, other elements of our product discovery and development processes involve proprietary know-how, information, or technology that is not covered by patents. Trade secrets, however, may be difficult to protect. We seek to protect our proprietary processes, in part, by entering into confidentiality agreements with our employees, consultants, outside scientific advisors, contractors, and collaborators. Although we use reasonable efforts to protect our trade secrets, our employees, consultants, outside scientific advisors, contractors, and collaborators might intentionally or inadvertently disclose our trade secret information to competitors. In addition, competitors may otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. Furthermore, the laws of some foreign countries do not protect proprietary rights to the same extent or in the same manner as the laws of the U.S. As a result, we may encounter significant problems in protecting and defending our intellectual property both in the U.S. and abroad. If we are unable to prevent unauthorized material disclosure of our intellectual property to third parties, or misappropriation of our intellectual property by third parties, we may not be able to establish or maintain a competitive advantage in our market, which could materially adversely affect our business, operating results, and financial condition.

We have limited foreign intellectual property rights and may not be able to protect our intellectual property rights throughout the world.

We have limited intellectual property rights outside the U.S. Filing, prosecuting, maintaining and defending patents on product candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the U.S. can have a different scope and strength than do those in the U.S. In addition, the laws of some foreign countries, such as China, Brazil, Russia, India, and South Africa, do not protect intellectual property rights to the same extent as federal and state laws in the U.S. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the U.S., or from selling or importing products made using our inventions in and into the U.S. or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and further, may export otherwise infringing products to territories where we have patent protection, but enforcement rights are not as strong as those in the U.S. These products may compete with our products and our patents or other intellectual property rights may not be effective or adequate to prevent them from competing. In addition, in jurisdictions outside the U.S., a license may not be enforceable unless all the owners of the intellectual property agree or consent to the license. Further, patients may choose to travel to countries in which we do not have intellectual property rights or which do not enforce these rights to obtain the products or treatment from competitors in such countries.

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

If we or one of our licensing partners initiate legal proceedings against a third party to enforce a patent covering one of our product candidates, the defendant could counterclaim that the patent covering our product candidate is invalid or unenforceable. In patent litigation in the U.S., defendant counterclaims alleging invalidity or unenforceability are commonplace, and there are numerous grounds upon which a third party can assert invalidity or unenforceability of a patent. Third parties may also raise similar claims before administrative bodies in the U.S. or other jurisdictions, even outside the context of litigation. Such mechanisms include re-examination, inter partes review, post-grant review and equivalent proceedings in foreign jurisdictions, such as opposition or derivation proceedings. Such proceedings could result in revocation or amendment to our patents in such a way that they no longer cover and protect our product candidates. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity of our patents, for example, we cannot be certain that there is no invalidating prior art of which we, our patent counsel, and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity, unpatentability and/or unenforceability, we would lose at least part, and perhaps all, of the patent protection on our product candidates. Such a loss of patent protection could have a material adverse impact on our business.

We may be subject to claims that our employees, consultants, or independent contractors have wrongfully used or disclosed confidential information of third parties.

We have received confidential and proprietary information from third parties. In addition, we employ individuals who were previously employed at other biotechnology or pharmaceutical companies as well as academic research institutions. We may be subject to claims that we or our employees, consultants, or independent contractors have inadvertently or otherwise used or disclosed confidential information of these third parties or our employees’ former employers. Litigation may be necessary to defend against these claims, which could result in money damages or judicial order prohibiting the use of certain intellectual property. Even if we are successful in defending against these claims, litigation could result in substantial cost and be a distraction to our management and employees.

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

If our trademarks and trade names are not adequately protected, then we may not be able to build name recognition in our markets of interest and our business may be adversely affected. Our unregistered trademarks or trade names may be challenged, infringed, circumvented or declared generic or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition among potential partners or future, potential customers in our markets of interest. At times, competitors may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our unregistered trademarks or trade names. Over the long term, if we are unable to successfully register our trademarks and trade names and establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively and our business may be adversely affected. Our efforts to enforce or protect our proprietary rights related to trademarks, trade secrets, domain names, copyrights or other intellectual property may be ineffective and could result in substantial costs and diversion of resources and could adversely impact our financial condition or results of operations.

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

The market price for our common stock historically has been highly volatile and could continue to be subject to wide fluctuations in response to various factors.  This volatility may affect the price at which you could sell the shares of our common stock, and the sale of substantial amounts of our common stock could adversely affect the price of our common stock.  Our stock price is likely to continue to be volatile and subject to significant price and volume fluctuations in response to market and other factors, including:

•	the success of our or competing products or technologies;
•	results of clinical trials of our product candidates or those of our competitors;
•	developments or disputes concerning patent applications, issued patents or other intellectual property rights;
•	regulatory or legal developments in the U.S. and other countries;
•	the recruitment or departure of key personnel;
•	the level of expenses related to any of our product candidates or clinical development programs;
•	the results of our efforts to discover, develop, acquire or in-license additional product candidates or products;
•	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
•	variations in our financial results or the financial results of companies that are perceived to be similar to us;
•	sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares;
•	changes in the structure of healthcare payment systems;
•	market conditions in the pharmaceutical and biotechnology sectors;
•	general economic, industry and market conditions; and
•	the other factors described in this Risk Factors section.

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

As of December 31, 2017, our executive officers, directors, five percent or greater stockholders and their affiliates beneficially own approximately 54.0% of our outstanding voting stock. These stockholders may have the ability to influence us through their ownership positions. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to control elections of directors or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

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

The Company will need additional capital in the future to continue our planned operations in addition to the proceeds we received from our initial public offering in May 2016 and follow-on public offering in November 2017. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. We may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, convertible securities or other equity securities in more than one transaction, investors may be materially diluted by subsequent sales. These sales may also result in material dilution to the Company’s existing stockholders, and new investors could gain rights superior to our existing stockholders.

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

Provisions of our certificate of incorporation and by-laws may delay or discourage transactions involving an actual or potential change in our control or change in our management, including transactions in which stockholders might otherwise receive a premium for their shares, or transactions that our stockholders might otherwise deem to be in their best interests. Therefore, these provisions could adversely affect the price of our stock. Among other things, the certificate of incorporation and by-laws:

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

We could be subject to significant legal proceedings which may adversely affect our results of operations or financial condition.

We are subject to the risk of litigation, derivative claims, securities class actions, regulatory and governmental investigations and other proceedings, including proceedings arising from investor dissatisfaction with us or our performance. In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because biotechnology and pharmaceutical companies have experienced significant stock price volatility in recent years. If any claims were brought against us and resulted in a finding of substantial legal liability, the finding could materially adversely affect our business, financial condition or results of operations or cause significant reputational harm to us, which could seriously adversely impact our business. Allegations of improper conduct by private litigants or regulators, regardless of veracity, may harm our reputation and adversely impact our ability to grow our business. If we face such litigation, it could result in substantial costs and a diversion of management’s attention and resources, which could harm our business.

Changes in tax law may adversely affect our business and financial condition.

The laws and rules dealing with U.S. federal, state and local income and other taxation are routinely reviewed by the relevant legislative entity and regulatory agencies, such as the IRS and the U.S. Treasury Department, for federal tax rules. Changes to tax laws and rules (which changes may have retroactive application) could adversely affect us or holders of our common stock. Since the Company was founded in 2014, many such changes have been made and changes are likely to continue to occur in the future. For example, in December 2017, the U.S. president signed into law the TCJA that significantly reforms the Internal Revenue Code of 1986, as amended, or the Code. The TCJA, among other things, includes changes to U.S. federal tax rates, imposes significant additional limitations on the deductibility or interest and net operating loss carryforwards, allows for the expensing of capital expenditures, and effectuates the migration from a “worldwide” system of taxation to a territorial system. Our net deferred tax assets and liabilities have been revalued at the newly enacted U.S. corporate rate. The impact of this tax reform is uncertain and could be adverse. It cannot be predicted whether, when, in what form, or with what effective dates, tax laws, regulations and rulings may be enacted, promulgated or issued, that could result in an increase in our or our shareholders’ tax liability.

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

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. We are not currently aware of any such proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations. On April 13, 2015, UC/Vienna/Charpentier jointly filed a request with the United States Patent and Trademarks Office (USPTO) asking that an interference be declared between a UC/Vienna/Charpentier patent application and certain patents issued to the Broad Institute, Massachusetts Institute of Technology, the President and Fellows of Harvard College and Rockefeller University (collectively, the Broad Institute patent family), which claim aspects of CRISPR/Cas9 systems and methods to edit genes in eukaryotic cells, including human cells. An interference is an adversarial proceeding to determine the initial inventor of a particular invention claimed in patents and patent applications owned by different parties. An interference is conducted by the USPTO’s Patent Trial and Appeal Board (PTAB). On January 11, 2016, the PTAB declared an interference involving one UC/Vienna/Charpentier application, 12 Broad issued patents and a Broad patent application.  In the order declaring the interference, the PTAB designated UC/Vienna/Charpentier the “Senior Party” and the Broad the “Junior Party”.  In March 2016, the PTAB re-declared the interference to add an additional U.S. patent application owned by the Broad.  On February 15, 2017, the PTAB dismissed the proceeding finding that the parties’ respective patent claims involved in the interference were distinct such that they did not meet the legal requirement to proceed with the interference. Specifically, the PTAB concluded that the Broad’s claims were directed to the use of CRISPR/Cas9 only in eukaryotic cells and, thus were patently distinct from UC/Vienna/Charpentier’s claims, which were directed to the use of CRISPR/Cas9 in all settings.  As a result of this proceeding’s dismissal, the PTAB did not make a decision regarding which party actually first invented the use of CRISPR/Cas9 systems and methods to edit genes in eukaryotic cells. In April 2017, UC/Vienna/Charpentier appealed to the U.S. Court of Appeals for the Federal Circuit seeking a review and reversal of the PTAB’s decision to terminate the interference, and briefing on the appeal was completed in November 2017. Unless otherwise resolved, the Federal Circuit is expected to render a decision after an oral hearing. The timing for a decision in this matter is unknown.

In addition, both UC/Vienna/Charpentier and the Broad, as well as other third parties, such as Vilnius University, ToolGen, Inc., MilliporeSigma (a subsidiary of Merck KGaA) and Harvard University, continue to prosecute other patent claims covering the CRISPR/Cas9 inventions, which could also result in allowable or issued patents in the United States and in other jurisdictions.  In the United States, certain of the claims being prosecuted by UC/Vienna/Charpentier, if found allowable by the USPTO, could lead to interference proceedings against patents or patent applications owned by other parties, including the Broad Institute patent family with respect to certain claims relating to the use of CRISPR/Cas9 in eukaryotic cells, as well as other third-parties such as Vilnius University, ToolGen and Sigma-Aldrich and Harvard. Outside the United States, the Broad and ToolGen have filed international counterparts of their U.S. applications, some of which were granted in Europe and/or other jurisdictions, and Vilnius University and other third parties also have international counterparts of U.S. patent applications that could proceed to grant.  We, and several other parties, have filed oppositions against some of these granted patents, and we may in the future oppose other patents granted to third parties seeking to cover aspects of the CRISPR/Cas9 technology or other technology relevant to our operations. Similarly, if UC/Vienna/Charpentier, our licensors or we should obtain patents in the U.S., Europe and other jurisdictions, third parties may file legal challenges, including re-examination, oppositions or other post-grant challenges, seeking to revoke or narrow claims in the patents.  Based on the interest in CRISPR/Cas9 technology, as well as the number of current post-grant proceedings against patents covering the technology, we reasonably expect that CRISPR/Cas9 technology patents, including those owned by UC/Vienna/Charpentier, our other licensors and the Company, will be the subject of legal challenges in the United States and internationally.

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

Our common stock is traded on the Nasdaq Global Market under the symbol “NTLA”. Trading of our common stock commenced on May 6, 2016, following the completion of our initial public offering. The following table sets forth the high and low sale prices per share of our common stock, as reported on the Nasdaq Global Market, for the periods indicated:

	Market Price
	High	Low
Year ended December 31, 2017:
Fourth quarter	$33.34	$16.33
Third quarter	$26.70	$14.45
Second quarter	$17.61	$11.15
First quarter	$15.78	$10.83

	Market Price
	High	Low
Year ended December 31, 2016:
Fourth quarter	$19.66	$11.86
Third quarter	$24.90	$16.60
Second quarter (from May 6, 2016)	$30.40	$20.70

As of February 28, 2018, the number of holders of record of our common stock was 41. This number does not include beneficial owners whose shares are held in street name.

Dividends

We have never declared or paid cash dividends on our capital stock. We intend to retain all of our future earnings, if any, to finance the growth and development of our business. We do not intend to pay cash dividends to our stockholders in the foreseeable future.

Stock Performance Graph

The following graph shows a comparison from May 6, 2016, the first date that shares of our common stock were publicly traded, through December 31, 2017, of the cumulative total return on an assumed investment of $100.00 in cash in our common stock, the Nasdaq Composite Index and the Nasdaq Biotechnology Index for the same period. Such returns are based on historical results and are not intended to suggest future performance. Data for the Nasdaq Composite Index and the Nasdaq Biotechnology Index assume reinvestment of dividends.

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

As of December 31, 2017 we have used all of the net proceeds, primarily to advance the research and development of our product candidates for our initial indications, to progress additional in vivo and ex vivo pipeline development candidates, to further develop our delivery technologies and CRISPR/Cas9 genome editing platform and for working capital and general corporate purposes.

Item 6.	Selected Financial Data

The following selected financial data has been derived from our consolidated financial statements. The information set forth below should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and with our consolidated financial statements and notes thereto included elsewhere in this document.

We derived the consolidated financial data for the years ended December 31, 2017, 2016 and 2015 and for the period from May 7, 2014 (inception) to December 31, 2014 and as of December 31, 2017, 2016, 2015 and 2014 from our audited consolidated financial statements, which are included elsewhere in this Annual Report on Form 10-K. Historical results are not necessarily indicative of the results to be expected in future periods.

	Year Ended December 31,			Period from May 7, 2014 (inception) to December 31,
	2017	2016	2015	2014
	(in thousands except per share data)
Consolidated Statements of Operations Data:
Collaboration revenue	$26,117	$16,479	$6,044	$-

Operating expenses:
Research and development	67,647	31,840	11,170	1,105
In-process research and development	-	-	-	6,055
General and administrative	28,025	16,798	8,283	2,379
Total operating expenses	95,672	48,638	19,453	9,539

Operating loss	(69,555)	(32,159)	(13,409)	(9,539)

Interest income	2,012	525	-	-
Loss before income taxes	(67,543)	(31,634)	(13,409)	(9,539)
Income tax benefit	-	-	1,012	-
Net loss	$(67,543)	$(31,634)	$(12,397)	$(9,539)

Net loss per share or common unit, basic and diluted	$(1.88)	$(1.42)	$(51.02)	$(11.55)
Weighted average shares or common units outstanding, basic and diluted	36,006	22,222	243	826

	As of December 31,
	2017	2016	2015	2014
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$340,678	$273,064	$75,816	$9,845
Working capital (1)	323,471	250,576	66,931	7,775
Total assets	376,235	298,969	82,139	10,694
Deferred revenue	65,299	78,287	10,312	-
Convertible preferred stock	-	-	88,557	-
Total stockholders' equity	300,597	209,837	(21,201)	7,566

(1)	We define working capital as current assets less current liabilities.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements included in this Annual Report on Form 10-K, which have been prepared by us in accordance with U.S. generally accepted accounting principles, or GAAP, and with Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended. This discussion and analysis should be read in conjunction with these consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in Part I, Item 1A. Risk Factors of this Annual Report on Form 10-K, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Management Overview

Intellia Therapeutics, Inc. (“we,” “us,” “our,” “Intellia,” or the “Company”) is a leading genome editing company focused on the development of proprietary, curative therapeutics utilizing a biological tool known as CRISPR/Cas9. We believe that the CRISPR/Cas9 technology has the potential to transform medicine by permanently editing disease-associated genes or genetic material in the human body with a single treatment course. We intend to leverage our leading scientific expertise, clinical development experience and intellectual property position to unlock broad therapeutic applications of CRISPR/Cas9 genome editing and develop a potential new class of therapeutic products.

We commenced active operations in mid-2014, and our operations to date have been limited to organizing and staffing our company, business planning, raising capital, developing our technology, identifying potential product candidates, undertaking preclinical research and studies and evaluating a clinical path for our pipeline programs. To date, we have financed our operations primarily through our collaborations with Novartis Institutes for BioMedical Research, Inc., (Novartis), and Regeneron Pharmaceuticals, Inc., (Regeneron), our initial public offering and private placements of our common and preferred stock. All of our revenue to date has been collaboration revenue. Since our inception and through December 31, 2017, we have raised an aggregate of approximately $502.6 million to fund our operations, of which $106.1 million was through our collaboration agreements, $170.5 million was from our initial public offering and concurrent private placements, $141.0 million was from a secondary offering and $85.0 million was from the sale of convertible preferred stock.

We believe our product focus, therapeutic discovery and development strength, delivery expertise and intellectual property portfolio make us well-positioned to translate the potential of the CRISPR/Cas9 system into clinically meaningful genome editing-based therapeutics. To maximize our opportunity to rapidly develop clinically successful products, we are applying a risk-mitigating approach with our initial indications. Our approach is defined by four primary criteria: (i) the type of edit—knockout, repair or insertion; (ii) the delivery modality for in vivo and ex vivo applications; (iii) the presence of established therapeutic endpoints; and (iv) the potential for the CRISPR/Cas9 system to provide therapeutic benefits when compared to existing therapeutic modalities. Our initial indications include in vivo programs focused on diseases attributable to genes expressed in the liver that have significant unmet medical needs – transthyretin amyloidosis, which we are co-developing with Regeneron, alpha-1 antitrypsin deficiency, inborn errors of metabolism, including primary hyperoxaluria, and chronic hepatitis B infection – as well as ex vivo applications of the technology in chimeric antigen receptor T cell (CAR-T cell) and hematopoietic stem cell (HSC), product candidates which are selectively partnered with our collaborator Novartis.

The following table illustrates our discovery programs and opportunities as of February 28, 2018:

In September 2017, we presented data from our completed long-term, 52-week, durability mouse study, demonstrating in vivo genome editing following a single, intravenous administration of CRISPR/Cas9. With a single dose, we achieved and maintained an approximately 97 percent reduction in serum TTR protein levels through 12 months. This TTR reduction was accomplished by approximately 70 percent sustained editing at the target DNA site in the liver. This study confirmed that our lipid nanoparticle (LNP) system is transiently present with 99 percent clearance of messenger RNA (mRNA) within 10 hours and of single guide RNA (sgRNA) within 72 hours in the liver. The treatment was well-tolerated at the time of administration and no adverse events were noted throughout the 52-weeks of follow-up study. These mouse durability results followed our presentation in August 2017 of initial data from rat studies demonstrating in vivo genome editing after a single, intravenous administration of CRISPR/Cas9. In our August 2017 presentation, we reported that, using our LNP system in rats, we had observed up to 91 percent reduction in serum TTR protein levels and up to 66 percent editing at the target DNA site in the subject animals.

In October 2017, we released interim top-line data regarding our in vivo non-human primate (NHP) exploratory pre-clinical studies.  Specifically, based on preliminary studies currently at varying points of progress, liver genome editing rates using CRISPR/Cas9 delivered via our proprietary LNP system have ranged from 0.10 percent up to 32.0 percent after a single dose with various exploratory NHP guide RNAs (gRNA), LNP formulations and dosing regimens as well as with exploratory human cross-reactive gRNAs. In NHPs redosed with a subsequent application of our LNP formulations, we observed further editing that surpassed those levels achieved after a single dose, with multiple animals achieving a total of over 20 percent liver genome editing after a second dose.

These NHP results were similar to the results we observed in our initial rodent studies.  We are conducting further optimization of our delivery system and proceeding to human guide selection. We expect to achieve higher levels of editing and reductions in serum levels of TTR protein as we achieved when we optimized the delivery system and CRISPR/Cas9 cargo used in our rodent models. We expect to begin IND-enabling activities for a human therapeutic as soon as mid-2018.

To date, in both single and repeat dose experiments, our proprietary delivery LNP system has been well-tolerated with both NHP-specific gRNA and exploratory human cross-reactive gRNAs, as assessed by gross observation of the animals, clinical chemistry, hematology, and cytokine and complement levels. We are also encouraged by the reduction in serum TTR protein levels shown to date in animals with the highest levels of editing. We are conducting additional studies in multiple animal models to maximize editing rates through repeat dosing and formulation optimization.

In October 2017, we presented data from an in vivo mouse study showing, after a single systemic intracerebral injection, delivery to the brain of one of our proprietary LNP formulations as demonstrated by the expression of tdTomato protein.  Additionally, we presented data from another in vivo mouse study showing gene editing in brain tissue following single intracerebral injections of several proprietary LNP formulations. Editing was assessed under various dosing regimens with six different proprietary LNP formulations following a single intracerebral injection targeting the striatum and cerebellum.  Under these various conditions, editing levels from less than 1% up to 28% were achieved in the striatal and cerebellar tissue.  The injections were well tolerated and the mice did not display any behavioral changes post dosing.

In December 2017, our collaborator Novartis presented initial data from our research collaboration on genome-edited human hematopoietic stem cells. These data showed successful ex vivo editing of the erythroid specific enhancer region of BCL11A, a gene associated with ameliorating sickle cell disease, and the ability of these cells to stably engraft in mice while maintaining their desired properties.  Specifically, the data showed that approximately 80-95 percent target site modification in human hematopoietic stem and progenitor CD34+ cells was achieved following electroporation of ribonucleoprotein (RNP) composed of Cas9 and a gRNA, selected for efficacy and potency.  In addition, we demonstrated an approximately 40 percent reduction in BCL11A mRNA with a corresponding two-fold increase in γ-globin transcript and 30-40 percent more fetal hemoglobin-positive cells above background. Editing of CD34+ cells from patient donors resulted in similar decreases in BCL11A mRNA and increases in γ-globin transcript.  We also showed engraftment over 16 weeks following transplantation of edited human bone marrow CD34+ cells into immune compromised mice, while maintaining editing levels in engrafted cells.  We did not observe any off-target events in CD34+ cells edited with the selected gRNA, as measured by targeted next generation sequencing of sites identified through in silico prediction and based on an unbiased, genome-wide, oligo-insertion detection method.

Collaborations

Novartis

As described in “Collaborations—Novartis Institutes for BioMedical Research, Inc.,” in December 2014, we entered into a strategic collaboration agreement with Novartis primarily focused on the development of new ex vivo CRISPR/Cas9-based therapies using CAR-T cells and HSCs.

Through December 31, 2017, excluding amounts allocated to Novartis’ purchase of our Class A-1 and Class A-2 Preferred Units, we had recorded a total of $34.4 million in cash and accounts receivable under the Novartis agreement. Through December 31, 2017, we have recognized $23.1 million of collaboration revenue, including $9.3 million, $7.8 million and $6.0 million in the years ended December 31, 2017, 2016 and 2015, respectively, in the consolidated statements of operations related to this agreement. As of December 31, 2017 and December 31, 2016, we had accounts receivable of $6.0 million and $6.0 million, respectively, related to this agreement. As of December 31, 2017 and 2016, we had deferred revenue of $11.2 million and $11.6 million, respectively, related to this agreement.

Regeneron

As described in “Collaborations—Regeneron Pharmaceuticals, Inc.,” in April 2016, we entered into a license and collaboration agreement with Regeneron. The agreement includes a product component to research, develop and commercialize CRISPR/Cas-based therapeutic products primarily focused on genome editing in the liver as well as a technology collaboration component, pursuant to which we and Regeneron will engage in research and development activities aimed at discovering and developing novel technologies and improvements to CRISPR/Cas-based technology to enhance our genome editing platform. Under this agreement, we may access the Regeneron Genetics Center and proprietary mouse models to be provided by Regeneron for a limited number of our liver programs.

Through December 31, 2017, we have recorded a $75.0 million upfront payment and $4.6 million for research and development services under the Regeneron agreement. Through December 31, 2017, we have recognized $25.5 million of collaboration revenue, including $16.8 million and $8.7 million in the years ended December 31, 2017 and 2016, respectively. As of December 31, 2017 and December 31, 2016, we had accounts receivable of $4.5 million and $0.5 million, respectively, related to this agreement. As of December 31, 2017 and 2016, we had deferred revenue of $54.1 million and $66.7 million, respectively, related to this agreement.

Financial Overview

Collaboration Revenue

Our revenue consists of collaboration revenue, including amounts recognized related to upfront technology access payments for licenses, technology access fees, research funding and milestone payments earned under our collaboration and license agreements with Novartis and Regeneron.

Research and Development

Research and development expenses consist of expenses incurred in performing research and development activities, including compensation and benefits, which includes equity-based compensation, for full-time research and development employees, facility-related expenses, overhead expenses, lab supplies and contract research services.

General and Administrative

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

Interest Income

Interest income is income earned on our cash equivalents.

Results of Operations

Comparison of Years Ended December 31, 2017, and 2016

The following table summarizes our results of operations for the years ended December 31, 2017 and 2016:

	Year Ended December 31,		Period-to-
	2017	2016	Period Change
Collaboration revenue	$26,117	$16,479	$9,638
Operating expenses:
Research and development	67,647	31,840	35,807
General and administrative	28,025	16,798	11,227
Total operating expenses	95,672	48,638	47,034
Operating loss	(69,555)	(32,159)	(37,396)
Interest income	2,012	525	1,487
Loss before income taxes	(67,543)	(31,634)	(35,909)
Income tax provision	-	-	-
Net loss	$(67,543)	$(31,634)	$(35,909)

Collaboration Revenue

Collaboration revenue increased $9.6 million to $26.1 million during the year ended December 31, 2017, as compared to $16.5 million during the year ended December 31, 2016. The increase in collaboration revenue during the year ended December 31, 2017 is primarily related to the recognition of amounts under the Regeneron collaboration for a full year, including increased research and development services, as well as timing of the collaborations and the related commencement of amortization of the deferred revenue balances.

During the years ended December 31, 2017 and 2016, collaboration revenue consisted of amounts recognized from deferred revenue related to upfront technology access payments for licenses, technology access fees and research funding under the Novartis collaboration as well as amounts recognized from deferred revenue related to an upfront payment received and amounts for research and development services under the Regeneron collaboration.

Research and Development

Research and development expenses increased $35.8 million to $67.6 million during the year ended December 31, 2017, as compared to $31.8 million during the year ended December 31, 2016. This increase is primarily driven by our growth to 148 research and development employees as of December 31, 2017 from 77 research and development employees as of December 31, 2016, and the further advancement of our early-stage research programs, collectively resulting in increases in salaries and related compensation expenses, facilities-related expenses as we moved into our new office space at the end of 2016 and invested in laboratory equipment through 2017, as well as laboratory supplies and research materials.

During 2018, we expect research and development expenses to increase as we continue to grow our research and development team and advance our research plans.

General and Administrative

General and administrative expenses increased by $11.2 million to $28.0 million during the year ended December 31, 2017, as compared to $16.8 million during the year ended December 31, 2016. This increase is primarily related to increased salary and related headcount-based expenses, including equity-based compensation expense, as we grew to 36 general and administrative employees as of December 31, 2017 from 27 general and administrative employees as of December 31, 2016, as well as increased facilities-related expenses as we moved into our new office space at the end of 2016.

Interest Income

Interest income increased by $1.5 million to $2.0 million during the year ended December 31, 2017 as compared to $0.5 million during the year ended December 31, 2016.  This increase was caused by an increase in our average cash balance year over year.

Comparison of Years Ended December 31, 2016, and 2015

The following table summarizes our results of operations for the years ended December 31, 2016 and 2015:

	Year Ended December 31,		Period-to-
	2016	2015	Period Change
Collaboration revenue	$16,479	$6,044	$10,435
Operating expenses:
Research and development	31,840	11,170	20,670
General and administrative	16,798	8,283	8,515
Total operating expenses	48,638	19,453	29,185
Operating loss	(32,159)	(13,409)	(18,750)
Interest income	525	-	525
Loss before income taxes	(31,634)	(13,409)	(18,225)
Income tax benefit	-	1,012	(1,012)
Net loss	$(31,634)	$(12,397)	$(19,237)

Collaboration Revenue

Collaboration revenue increased $10.4 million to $16.5 million during the year ended December 31, 2016, as compared to $6.0 million during the year ended December 31, 2015. The increase in collaboration revenue during the year ended December 31, 2016 is related to the recognition of amounts under the Regeneron collaboration, which was entered into in April 2016.

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

Research and Development

Research and development expenses increased $20.6 million to $31.8 million during the year ended December 31, 2016, as compared to $11.2 million during the year ended December 31, 2015. This increase is primarily driven by our growth to 77 research and development employees as of December 31, 2016 from 38 research and development employees as of December 31, 2015, and the advancement of our early-stage research programs, collectively resulting in increases in salaries and related compensation expenses as well as laboratory supplies and research materials and services.

General and Administrative

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

Interest Income

Interest income increased by $0.5 million during the year ended December 31, 2016 as compared to the same period in 2015. This increase is due to the inclusion of interest-bearing money market accounts, commercial paper and U.S. treasury securities throughout 2016, as compared to no interest-bearing instruments in the prior year.

Income Tax Expense

We did not recognize any net benefit from income taxes during the year ended December 31, 2017 or 2016 due to our uncertainty of realizing a tax benefit from the deferred tax assets.  During the year ended December 31, 2015, we allocated $2.6 million from the $30.0 million total fixed amount of consideration under the collaboration agreement with Novartis to the carrying value of the Class A-1 and Class A-2 preferred units to record those units based on their fair value at date of issuance. As a result of this allocation, during the year ended December 31, 2015, we recorded an income tax provision of $1.0 million within members’ equity as well as a corresponding income tax benefit of $1.0 million within continuing operations.

Liquidity and Capital Resources

Since our inception through December 31, 2017, we have raised an aggregate of $502.6 million to fund our operations, of which $106.1 million was through our collaboration agreements, $170.5 million was from our initial public offering and concurrent private placements, $141.0 million was from a secondary offering in 2017 and $85.0 million was from the sale of convertible preferred stock. As of December 31, 2017, we had $340.7 million in cash and cash equivalents.

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

Funding Requirements

Our primary uses of capital are, and we expect will continue to be, research and development services, compensation and related expenses, laboratory and related supplies, legal and other regulatory expenses, patent prosecution filing and maintenance costs for our licensed intellectual property and general overhead costs. During 2018, we expect our expenses to increase compared to prior periods in connection with our ongoing activities, particularly as we continue research and development and preclinical activities.

Because our research programs are still in preclinical development and the outcome of these efforts is uncertain, we cannot estimate the actual amounts necessary to successfully complete the development and commercialization of any future product candidates or whether, or when, we may achieve profitability. Until such time as we can generate substantial product revenues, if ever, we expect to finance our ongoing cash needs through equity financings and collaboration arrangements. We are entitled to technology access fees and research payments under our collaboration with Novartis. Additionally, we are eligible to earn milestone payments and royalties, in each case, on a per-product basis under our collaboration with Novartis and on a per-target basis under our collaboration with Regeneron. Except for these sources of funding, we will not have any committed external source of liquidity. To the extent that we raise additional capital through the future sale of equity, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing stockholders. If we raise additional funds through collaboration arrangements in the future, we may have to relinquish valuable rights to our technologies, future revenue streams or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Outlook

Based on our research and development plans and our expectations related to the progress of our programs, we expect that our cash and cash equivalents as of December 31, 2017, as well as technology access and research funding from Novartis and Regeneron, will enable us to fund our ongoing operating expenses and capital expenditures through mid-2020, excluding any potential milestone payments or extension fees that could be earned and distributed under the collaboration agreements with Novartis and Regeneron or any strategic use of capital not currently in the base case planning assumptions. We have based this estimate on current assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect.

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

Cash Flows

The following is a summary of cash flows for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
	2017	2016	2015
	(In millions)
Net cash (used in) provided by operating activities	$(65.3)	$36.1	$(1.8)
Net cash used in investing activities	(10.1)	(6.2)	(2.6)
Net cash provided by financing activities	143.0	167.3	70.3

Net cash (used in) provided by operating activities

Net cash used in operating activities of $65.3 million during the year ended December 31, 2017 primarily reflects increased spend in our research and development and general and administrative activities, offset in part by the receipt of $9.0 million in additional payments from Novartis. Net cash provided by operating activities of $36.1 million during the year ended December 31, 2016 primarily reflects the receipt of a $75.0 million upfront payment under our collaboration with Regeneron and $4.0 million in additional payments from Novartis, offset in part by spend in our research and development and general and administrative activities as well as the payment of a $2.2 million security deposit for our new office and laboratory facilities in Cambridge, Massachusetts. Net cash used in operating activities of $1.8 million in the year ended December 31, 2015 primarily reflected compensation, laboratory and professional service expenses, offset in part by the receipt of a $10.0 million upfront technology access payment and $5.0 million annual technology access fee under the Novartis collaboration agreement, net of $2.6 million of such payments which was allocated to the recording of preferred units acquired by Novartis.

Net cash used in investing activities

Net cash used in investing activities during the years ended December 31, 2017, 2016 and 2015 relate to purchases of property and equipment as we grow our operations and build out our office and laboratory facilities.

Net cash provided by financing activities

Net cash provided by financing activities of $143.0 million during the year ended December 31, 2017 includes $141.0 million in proceeds from our secondary offering, $1.2 million in cash received from the exercise of stock options and $0.8 million in cash received from the issuance of shares through our employee stock purchase plan. Net cash provided by financing activities of $167.3 million during the year ended December 31, 2016 includes $170.5 million in proceeds from our initial public offering and concurrent private placements, offset in part by the payment of offering costs and amounts paid that were allocated to the value of the intellectual property licensed from Caribou. Net cash provided by financing activities during the year ended December 31, 2015 related to the sale of preferred securities for net proceeds of $2.0 million, receipt of $2.6 million in consideration from Novartis related to their purchase of preferred securities from us and completion of the sale of preferred securities to new and existing investors for aggregate net proceeds of $67.4 million.

Contractual Obligations

The following summarizes our contractual obligations as of December 31, 2017:

	Payments Due by Period
	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
	(In millions)
Property leases	$25.4	$5.5	$10.6	$9.3	$-

The amounts reported for property leases represent future minimum lease payments under non-cancelable operating leases in effect as of December 31, 2017. The minimum lease payments do not include common area maintenance charges or real estate taxes.

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

Under the Caribou license agreement, we sublicense a patent family that has been subject to interference proceedings declared by the Patent Trial and Appeal Board (PTAB) of the United States Patent and Trademarks Office (USPTO). Although these interference proceedings were dismissed by the PTAB on February 15, 2017, additional substantial legal expenses may be incurred in relation to any appeal of the PTAB decision or any continued prosecution of other claims from the patent family or potential additional interference proceedings. In addition, the parties opposing the interference may seek to assert their intellectual property against us based on our scientific or business activities, including during commercialization. Defense of any such claims would involve substantial litigation expense, and any successful claim of infringement against us could require us to pay substantial damages or result in an injunction against one or more of our products.

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

Equity-Based Compensation

We measure employee equity-based compensation based on the grant date fair value of the equity awards using the Black-Scholes option pricing model.  Equity-based compensation expense is recognized on a straight-line basis over the requisite service period of the awards and is adjusted for pre-vesting forfeitures in the period in which the forfeitures occur. For equity awards that have a performance condition, we recognize compensation expense based on our assessment of the probability that the performance condition will be achieved.

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

Recent Accounting Pronouncements

Please read Note 2 to our consolidated financial statements included in Part IV, Item 15, “Notes to Consolidated Financial Statements,” of this annual report on Form 10-K for a description of recent accounting pronouncements applicable to our business.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements as defined under the rules and regulations of the Securities and Exchange Commission.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of December 31, 2017, we had cash equivalents of $330.9 million consisting of interest-bearing money market accounts, commercial paper and U.S. treasury securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and the low risk profile of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future investment income.   We do not have any foreign currency or other derivative financial instruments.  Inflation generally affects us by increasing our cost of labor and clinical trial costs.  We do not believe that inflation had a material effect on our results of operations during the year ended December 31, 2017.

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

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2017.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;
•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013 framework) (COSO). Based on its assessment, management believes that, as of December 31, 2017, our internal control over financial reporting is effective based on those criteria.

Changes in Internal Controls over Financial Reporting

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K and is incorporated by reference from our definitive proxy statement relating to our 2018 annual meeting of stockholders, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, also referred to in this Annual Report on Form 10-K as our 2018 Proxy Statement, which we expect to file with the SEC no later than May 1, 2018.

Item 10.	Directors, Executive Officers and Corporate Governance

Information regarding our directors, including the audit committee and audit committee financial experts, and executive officers and compliance with Section 16(a) of the Exchange Act will be included in our 2018 Proxy Statement and is incorporated herein by reference.

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

The information required by this item regarding executive compensation will be included in our 2018 Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item regarding security ownership of certain beneficial owners and management and securities authorized for issuance under equity compensation plans will be included in our 2018 Proxy Statement and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item regarding certain relationships and related transactions and director independence will be included in our 2018 Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information required by this item regarding principal accounting fees and services will be included in our 2018 Proxy Statement and is incorporated herein by reference.

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
3.

The exhibits required by Item 601 of Regulation S-K and Item 15(b) of this Annual Report on Form 10-K are listed in the Exhibit Index immediately preceding the signature page of this Annual Report on Form 10-K.  The exhibits listed in the Exhibit Index are incorporated by reference herein.

Item 16.	Form 10-K Summary

The Company has elected not to include summary information.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Intellia Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Intellia Therapeutics, Inc. and subsidiary (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of operations, convertible preferred stock and stockholders’ equity (deficit), and cash flows, for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Boston, Massachusetts

March 14, 2018

We have served as the Company’s auditor since 2015

INTELLIA THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands except share and per share data)

	December 31, 2017	December 31, 2016
ASSETS
Current Assets:
Cash and cash equivalents	$340,678	$273,064
Accounts receivable	10,471	6,454
Prepaid expenses and other current assets	3,681	1,788
Total current assets	354,830	281,306
Property and equipment, net	15,272	10,628
Other assets	6,133	7,035
Total Assets	$376,235	$298,969
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,172	$4,652
Accrued expenses	7,999	5,900
Current portion of deferred revenue	21,188	20,178
Total current liabilities	31,359	30,730
Deferred revenue, net of current portion	44,111	58,109
Other long-term liabilities	168	293
Commitments and contingencies (Note 6)
Stockholders’ Equity:
Common stock, $0.0001 par value; 120,000,000 shares authorized; 42,384,623 shares issued and outstanding and 36,018,540 shares issued and outstanding, respectively	4	4
Additional paid-in capital	421,706	263,403
Accumulated deficit	(121,113)	(53,570)
Total stockholders’ equity	300,597	209,837
Total Liabilities and Stockholders’ Equity	$376,235	$298,969

See notes to consolidated financial statements.

INTELLIA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands except per share data)

	Year Ended December 31,
	2017	2016	2015
Collaboration revenue	$26,117	$16,479	$6,044

Operating expenses:
Research and development	67,647	31,840	11,170
General and administrative	28,025	16,798	8,283
Total operating expenses	95,672	48,638	19,453

Operating loss	(69,555)	(32,159)	(13,409)

Interest income	2,012	525	-
Loss before income taxes	(67,543)	(31,634)	(13,409)
Income tax benefit	-	-	1,012
Net loss	$(67,543)	$(31,634)	$(12,397)

Net loss per share, basic and diluted	$(1.88)	$(1.42)	$(51.02)
Weighted average shares outstanding, basic and diluted	36,006	22,222	243

See notes to consolidated financial statements.

INTELLIA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(Amounts in thousands, except unit and share data)

	Series A-1, Series A-2								Additional		Total	Convertible
	and Junior Preferred		Common		Common		Incentive		Paid-In	Accumulated	Stockholders’	Preferred Stock
	Units	Amount	Units	Amount	Shares	Amount	Units	Amount	Capital	Deficit	Equity (Deficit)	Shares	Amount
Balance at December 31, 2014	19,348,694	16,448	2,298,000	607	-	-	1,558,498	50	-	(9,539)	7,566	-	-
Issuance of Class A-2 Preferred Units net of issuance costs of $16	1,333,333	1,984	-	-	-	-	-	-	-	-	1,984	-	-
Allocation from Novartis collaboration to carrying value of Preferred Shares	-	2,644	-	-	-	-	-	-	-	-	2,644	-	-
Tax provision associated with intraperiod tax allocation	-	(1,012)	-	-	-	-	-	-	-	-	(1,012)	-	-
Effect of Reorganization	(20,682,027)	(20,064)	(2,298,000)	(607)	1,713,104	-	(1,558,498)	(50)	50	-	(20,671)	22,980,027	20,671
Issuance of Series B Preferred Shares, net of issuance costs of $2,754	-	-	-	-	-	-	-	-	-	-	-	13,336,601	67,263
Equity-based compensation	-	-	-	-	845,651	-	-	-	685	-	685	-	623
Net loss	-	-	-	-	-	-	-	-	-	(12,397)	(12,397)	-	-
Balance at December 31, 2015	-	-	-	-	2,558,755	-	-	-	735	(21,936)	(21,201)	36,316,628	88,557
Conversion of convertible preferred stock	-	-	-	-	23,481,956	3	-	-	88,554	-	88,557	(36,316,628)	(88,557)
Issuance of common stock net of issuance costs of $3,367	-	-	-	-	9,955,554	1	-	-	167,138	-	167,139	-	-
Exercise of stock options	-	-	-	-	257	-	-	-	2	-	2	-	-
Issuance of shares under employee stock purchase plan	-	-	-	-	23,209	-	-	-	259	-	259	-	-
Equity-based compensation	-	-	-	-	(1,191)	-	-	-	6,715	-	6,715	-	-
Net loss	-	-	-	-	-	-	-	-	-	(31,634)	(31,634)	-	-
Balance at December 31, 2016	-	-	-	-	36,018,540	4	-	-	263,403	(53,570)	209,837	-	-
Issuance of common stock	-	-	-	-	6,250,000	-	-	-	141,000	-	141,000	-	-
Exercise of stock options	-	-	-	-	141,759	-	-	-	1,156	-	1,156	-	-
Issuance of shares under employee stock purchase plan	-	-	-	-	64,786	-	-	-	825	-	825	-	-
Equity-based compensation	-	-	-	-	(90,462)	-	-	-	15,322	-	15,322	-	-
Net loss	-	-	-	-	-	-	-	-	-	(67,543)	(67,543)	-	-
Balance at December 31, 2017	-	$-	-	$-	42,384,623	$4	-	$-	$421,706	$(121,113)	$300,597	-	$-

INTELLIA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Year Ended December 31,
	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(67,543)	$(31,634)	$(12,397)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	2,994	1,104	328
Loss on disposal of property and equipment	166	13	9
Equity-based compensation	15,322	6,715	1,308
Changes in operating assets and liabilities:
Accounts receivable	(4,017)	(5,454)	(1,012)
Prepaid expenses and other current assets	(1,893)	(979)	(525)
Accounts payable	(488)	1,784	335
Accrued expenses	2,394	3,050	805
Deferred revenue	(12,988)	67,975	9,312
Other assets	902	(6,435)	(76)
Other long-term liabilities	(125)	(30)	150
Net cash (used in) provided by operating activities	(65,276)	36,109	(1,763)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(10,091)	(6,165)	(2,554)
Net cash used in investing activities	(10,091)	(6,165)	(2,554)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of Class A-1 and A-2 preferred units and Series B preferred stock	-	-	74,661
Payments to acquire in-process research and development	-	(600)	(1,100)
Payment of preferred unit and preferred stock issuance costs	-	(100)	(2,671)
Proceeds from common stock offering	141,000	170,507	-
Proceeds from options exercised	1,156	2	-
Issuance of shares through employee stock purchase plan	825	259	-
Payment of common stock offering costs	-	(2,764)	(602)
Net cash provided by financing activities	142,981	167,304	70,288

Net increase in cash and cash equivalents	67,614	197,248	65,971
Cash and cash equivalents, beginning of period	273,064	75,816	9,845
Cash and cash equivalents, end of period	$340,678	$273,064	$75,816

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Purchases of property and equipment unpaid at period end	$805	$3,090	$219
Acquisition of in-process research and development unpaid at period end	-	-	600
Financing costs incurred but unpaid at period end	-	-	970
Conversion of convertible preferred stock to common stock	-	88,557	-

See notes to consolidated financial statements.

INTELLIA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Company

Intellia Therapeutics, Inc. (“Intellia” or the “Company”) is a genome editing company focused on developing curative therapeutics utilizing a biological tool known as CRISPR/Cas9.

The Company commenced active operations in mid-2014. Since its inception, the Company has generated an accumulated deficit of $121.1 million through December 31, 2017 and will require substantial additional capital to fund its research and development. The Company is subject to risks and uncertainties common to early stage companies in the biotechnology industry, including, but not limited to, development by competitors of more advanced or effective therapies, dependence on key executives, protection of and dependence on proprietary technology, compliance with government regulations and ability to secure additional capital to fund operations. Programs currently under development will require significant additional research and development efforts, including preclinical and clinical testing and regulatory approval prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel and infrastructure and extensive compliance-reporting capabilities. Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will realize significant revenue from product sales.

2. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Intellia Therapeutics, Inc. and its wholly-owned, controlled subsidiary, Intellia Securities Corp. All intercompany balances and transactions have been eliminated in consolidation. The only item comprising comprehensive loss is net loss.

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

The Company’s financial instruments as of December 31, 2017 and 2016 consisted primarily of cash and cash equivalents, accounts receivable and accounts payable. As of December 31, 2017 and 2016, the Company’s financial assets recognized at fair value consisted of the following:

	Fair Value as of December 31, 2017
	Total	Level 1	Level 2	Level 3
	(In thousands)
Cash equivalents	$330,896	$330,896	$-	$-
Total	$330,896	$330,896	$-	$-

	Fair Value as of December 31, 2016
	Total	Level 1	Level 2	Level 3
	(In thousands)
Cash equivalents	$270,448	$270,448	$-	$-
Total	$270,448	$270,448	$-	$-

The Company values its cash equivalents at quoted market prices in active markets.  Other financial instruments, including accounts receivable and accounts payable, are carried at cost, which approximate fair value due to the short duration and term to maturity.

Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. As of December 31, 2017 and 2016, cash equivalents consisted of interest-bearing money market accounts, commercial paper and U.S. treasury securities.

Concentrations of Credit Risk

The Company’s cash and cash equivalents may potentially be subject to concentrations of credit risk. The Company generally maintains balances in various accounts in excess of federally insured limits with financial institutions that management believes to be of high credit quality.

Accounts receivable represent amounts due from collaboration partners. The Company monitors economic conditions to identify facts or circumstances that may indicate that any of its accounts receivable are at risk of collection. As of December 31, 2017 and 2016, the Company’s two collaboration partners, Regeneron Pharmaceuticals, Inc. (“Regeneron”) and Novartis Institutes for BioMedical Research, Inc. (“Novartis”), accounted for all of the Company’s accounts receivable.

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

Evaluation of recoverability of the asset or asset group is based on an estimate of undiscounted future cash flows resulting from the use of the asset or asset group and its eventual disposition. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the asset or asset group, the assets are written down to their estimated fair values. The impairment loss would be based on the excess of the carrying value of the impaired asset over its fair value, determined based on discounted cash flows. To date, the Company has not recorded any material impairment losses on long-lived assets.

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

The Company evaluates multiple-element arrangements to determine (i) the deliverables included in the arrangement and (ii) whether the individual deliverables represent separate units of accounting or whether they must be accounted for as a combined unit of accounting. When deliverables are separable, consideration received is allocated to the separate units of accounting based on the relative selling price method and the appropriate revenue recognition principles are applied to each unit. When the Company determines that an arrangement should be accounted for as a single unit of accounting, the Company must determine the period over which the various elements will be delivered and revenue will be recognized. This evaluation requires the Company to make judgments about the individual deliverables and whether such deliverables are separable from the other aspects of the contractual relationship. Deliverables are considered separate units of accounting provided that (i) the delivered item has value to the customer on a standalone basis and (ii) if the arrangement includes a general right of return with respect to the delivered item, delivery or performance of the undelivered item is considered probable and substantially in the Company’s control. In assessing whether an item has standalone value, the Company considers factors such as the research, development, manufacturing and commercialization capabilities of the collaboration partner and the availability of the associated expertise in the general marketplace. In addition, the Company considers whether the collaboration partner can use any other deliverable for its intended purpose without the receipt of the remaining deliverable, whether the value of the deliverable is dependent on the undelivered item, and whether there are other vendors that can provide the undelivered items.

The consideration received under an arrangement that is fixed or determinable is then allocated among the separate units of accounting based on the relative selling prices. The Company determines the selling price of a unit of accounting within each arrangement using vendor-specific objective evidence of selling price, if available; third-party evidence of selling price if vendor-specific objective evidence is not available; or best estimate of selling price, if neither vendor-specific objective evidence nor third-party evidence is available. Determining the best estimate of selling price for a unit of accounting requires significant judgment. In developing the best estimate of selling price for a unit of accounting, the Company considers applicable market conditions and relevant entity-specific factors, including factors that were contemplated in negotiating the agreement with the customer and estimated costs. The Company validates the best estimate of selling price for units of accounting by evaluating whether changes in the key assumptions used to determine the best estimate of selling price will have a significant effect on the allocation of arrangement consideration between multiple units of accounting.

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

Equity-Based Compensation

The Company measures employee equity-based compensation based on the grant date fair value of the equity awards using the Black-Scholes option pricing model.  Equity-based compensation expense is recognized on a straight-line basis over the requisite service period of the awards and is adjusted for pre-vesting forfeitures in the period in which the forfeitures occur. For equity awards that have a performance condition, the Company recognizes compensation expense based on its assessment of the probability that the performance condition will be achieved.

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

Segment Information

The Company manages its operations as a single segment for the purposes of assessing performance and making operating decisions. The Company’s one business segment is the development of gene editing-based therapies. All of the Company’s assets are held in the U.S. and all of the Company’s revenue has been generated in the U.S.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes existing revenue recognition guidance. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to future, potential customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The standard defines a five-step process to achieve this principle and will require companies to use more judgment and make more estimates than under the current guidance. These judgments and estimates will include identifying performance obligations in the customer contract, estimating the amount of variable consideration to include in the transaction price, and allocating the transaction price to each separate performance obligation. ASU 2014-09 also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts. The Company’s collaboration agreements with Novartis and Regeneron, which are discussed further in Note 7, are its sole sources of revenue and the only arrangements affected by the adoption of the new standard.

The Company will adopt the new standard effective January 1, 2018 under the modified retrospective method. During the fourth quarter of 2017, the Company substantially completed its assessment of the impact that the new standard will have on its consolidated financial statements. The Company preliminarily expects that the most significant impact of adopting the new standard relates to the treatment of quarterly research payments due to the

Company under the collaboration with Novartis, as discussed further in Note 7. Under current generally accepted accounting principles, or GAAP, the Company does not account for these payments until the period they are received as they are not considered determinable. Under the new standard, the Company will include an estimate of variable consideration related to the quarterly research payments in the transaction price at the inception of the arrangement. The Company preliminarily expects that this change would have resulted in the recognition of additional revenue of approximately $5.4 million through December 31, 2017, which will be reflected as a credit to accumulated deficit on January 1, 2018. The Company preliminarily expects that revenue recognition related to the collaboration with Regeneron, as discussed further in Note 7, will remain substantially unchanged.

In February 2016, the FASB issued ASU No. 2016-02, Leases. ASU 2016-02 amends ASC 840, Leases, by introducing a lessee model that requires balance sheet recognition of most leases. The Company is the lessee under certain leases that are accounted for as operating leases. The proposed changes would require that substantially all of the Company’s operating leases be recognized as assets and liabilities on the Company’s balance sheet. ASU 2016-02 will be effective for the Company for annual periods, and interim periods within those annual periods, beginning January 1, 2019. The Company is evaluating the impact that the adoption of ASU 2016-02 will have on its consolidated financial statements but expects that the Company will recognize a significant lease obligation upon adoption. See Note 6 for additional information related to the Company’s lease obligations.

3. Property and Equipment, Net

Property and equipment, net consisted of the following:

	December 31,
	2017	2016
	(in thousands)
Laboratory equipment	$16,704	$9,901
Office furniture and equipment	960	690
Computer equipment	845	703
Leasehold improvements	656	616
Computer software	436	148
Property and equipment	19,601	12,058
Less: accumulated depreciation and amortization	(4,329)	(1,430)
Property and equipment, net	$15,272	$10,628

Depreciation and amortization expense was $3.0 million, $1.1 million and $0.3 million for the years ended December 31, 2017, 2016 and 2015, respectively.

4. Accrued Expenses

Accrued expenses consisted of the following:

	December 31, 2017	December 31, 2016
	(In thousands)
Employee compensation and benefits	$4,773	$2,703
Research and development and professional expenses	3,226	3,197
Accrued expenses	$7,999	$5,900

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

A reconciliation of the federal statutory income tax rate and the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2017	2016	2015
Federal statutory income tax rate	(34.0)%	(34.0)%	(34.0)%
State income taxes	(6.9)	(6.7)	(4.4)
Intraperiod tax allocation	-	-	(6.7)
Permanent items	-	-	2.2
Research and development tax credits	(3.4)	(2.8)	(1.8)
Stock-based compensation	3.6	1.9	1.1
Change in U.S. tax rate	18.7	-	-
Change in valuation allowance	22.0	41.6	36.0
Effective income tax rate	-%	-%	(7.6)%

The Company’s net deferred tax assets (liabilities) consisted of the following:

	December 31,
	2017	2016
	(in thousands)
Deferred tax assets:
Intangibles, including acquired in-process research and development	$1,303	$2,035
Capitalized start-up costs	502	785
Net operating loss carryforwards	9,406	13,751
Research and development credit carryforwards	5,817	1,873
Deferred revenue	15,913	1,193
Equity-based compensation	3,248	1,940
Accruals and allowances	1,112	1,139
Gross deferred tax assets	37,301	22,716
Deferred tax asset valuation allowance	(35,372)	(20,549)
Total deferred tax assets	1,929	2,167
Deferred tax liabilities:
Fixed assets	(1,929)	(2,167)
Total deferred tax liabilities	(1,929)	(2,167)
Net deferred tax asset (liability)	$-	$-

As of December 31, 2017, the Company had federal and state net operating loss carryforwards of $36.7 million and $27.8 million, respectively, which begin to expire in 2034. As of December 31, 2017, the Company had federal and state research and development tax credit carryforwards of approximately $3.4 million and $2.5 million, which begin to expire in 2034 and 2030, respectively.

The Company evaluated the expected realizability of its net deferred tax assets as of December 31, 2017 and 2016 and determined that there was significant negative evidence due to its net operating loss position and insufficient positive evidence to support the realizability of these net deferred tax assets. The Company concluded it is more likely than not that its net deferred tax assets would not be realized in the future; therefore, the Company has provided a full valuation allowance against its net deferred tax asset balance as of December 31, 2017 and 2016. The valuation allowance increased by $14.8 million in 2017, $13.1 million in 2016 and $3.8 million in 2015.

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

As of December 31, 2017, the Company had not identified any unrecognized tax benefits. The Company files income tax returns in the U.S. federal tax jurisdiction and Massachusetts and various other state tax jurisdictions. The Company is subject to examination by the Internal Revenue Service and Massachusetts taxing authorities. The returns in these jurisdictions since inception remain open for examination; however, there are currently no pending tax examinations.

On December 22, 2017, the Tax Cuts and Jobs Act (“TCJA”) was enacted. This law substantially amended the Internal Revenue Code and among other things, permanently reduced the U.S. corporate income tax rate from 35% to 21%. On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), which allows the recording of provisional amounts during a measurement period not to extend beyond one year of the enactment date.  As a result of remeasuring the deferred tax assets and liabilities to the lower tax rate, the net deferred tax assets decreased by $12.6 million, which was offset by a decrease in the valuation allowance. In accordance with SAB 118, the amount the Company recorded is a provisional amount and a reasonable estimate at December 31, 2017.  The final impact may differ from this provisional amount due to, among other things, changes in interpretations and assumptions the Company has made thus far and the issuance of additional regulatory or other guidance. The Company expects to complete the measurement of the final impact within the one year measurement period.

6. Commitments and Contingencies

Commitments

Property Leases

In October 2014, the Company entered into an agreement to lease office and laboratory space in Cambridge, Massachusetts under an operating lease agreement with a term through January 2020, with an option to extend the term of the lease for an additional five-year period. Upon the execution of this lease, the Company provided a $0.3 million security deposit. The Company has recorded this security deposit in other assets on the consolidated balance sheets. In January 2016, the Company entered into a ten-year agreement to lease office and laboratory space in Cambridge, Massachusetts under an operating lease agreement, with an option to terminate the lease at the end of the sixth year and an option to extend the term of the lease for an additional three years. Upon the execution of this lease, the Company provided a $2.2 million security deposit, which has been recorded in other assets on the consolidated balance sheets. In addition, the Company had prepaid $3.3 million in lease payments as of December 31, 2017 under the terms of this lease.

The Company recognizes rent expense, inclusive of escalation charges, on a straight-line basis over the initial term of the lease agreements. The Company recorded rent expense of $6.0 million, $2.7 million and $0.6 million during the years ended December 31, 2017, 2016 and 2015, respectively.

Future minimum lease payments under the Company’s property leases as of December 31, 2017 are as follows:

Year Ending December 31,	(In thousands)
2018	$5,453
2019	5,616
2020	4,963
2021	5,507
2022	3,861
Thereafter	-
$25,400

Contingencies

In connection with a July 2014 intellectual property license with Caribou Biosciences, Inc. (“Caribou”), a stockholder who held 10.7% of the Company’s common stock at December 31, 2017, the Company gained access to sublicensed intellectual property from various academic and professional institutions. Under these sublicenses, the Company may be obligated to pay development and regulatory milestones of up to $6.4 million, sales-based milestones of up to $20.0 million and up to mid-single-digit royalties on net sales of any products covered by issued patents to these entities in certain circumstances.

Under the Caribou license agreement, the Company sublicenses a patent family that has been subject to interference proceedings declared by the Patent Trial and Appeal Board of the U.S. Patent and Trademark Office (“PTAB”). These interference proceedings were dismissed by the PTAB on February 15, 2017, and, as a result, potential claims may be asserted against the Company during the development or commercialization of a product that relies on the technology underlying this patent family. Defense of any such claims would involve substantial litigation expense, and any successful claim of infringement against the Company could require it to pay substantial damages.

7. Collaborations

Novartis Institutes for BioMedical Research

In December 2014, the Company entered into a strategic collaboration agreement with Novartis primarily focused on the development of new ex vivo CRISPR/Cas9-based therapies using chimeric antigen receptor T cells (“CAR-T cells”) and hematopoietic stem cells (“HSCs”).

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

Collaboration Revenue

Through December 31, 2017, excluding amounts allocated to Novartis’ purchase of the Company’s Class A-1 and Class A-2 Preferred Units, the Company had recorded a total of $34.4 million in cash and accounts receivable under the Novartis agreement. Through December 31, 2017, the Company has recognized $23.1 million of collaboration revenue, including $9.3 million in the year ended December 31, 2017, $7.8 million in the year ended December 31, 2016, and $6.0 million in year ended December 31, 2015, in the consolidated statements of operations related to this agreement. As of December 31, 2017 and 2016, the Company had accounts receivable of $6.0 million and $6.0 million, respectively, related to this agreement. As of December 31, 2017 and 2016, the Company had deferred revenue of $11.2 million and $11.6 million, respectively, related to this agreement.

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

Collaboration Revenue

Through December 31, 2017, the Company recorded a $75.0 million upfront payment and $4.6 million for research and development services under the Regeneron agreement. The Company recognized $16.8 million and $8.7 million of collaboration revenue in the years ended December 31, 2017 and 2016, respectively, in the consolidated statements of operations.  As of December 31, 2017 and 2016, the Company had deferred revenue of $54.1 million and $66.7 million, respectively, and accounts receivable of $4.5 million and $0.5 million, respectively, related to this agreement.

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

8. Equity-Based Compensation

Equity-based compensation expense is classified in the consolidated statements of operations as follows:

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Research and development	$7,280	$4,083	$1,061
General and administrative	8,042	2,632	247
Total	$15,322	$6,715	$1,308

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

The following table summarizes the Company’s restricted stock activity, including converted Founder Stock, for the year ended December 31, 2017:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested restricted stock as of December 31, 2016	1,361,855	$0.81
Vested	(791,571)	0.69
Forfeited	(90,462)	1.34
Unvested restricted stock as of December 31, 2017	479,822	$0.90

As of December 31, 2017, there was $2.5 million of unrecognized equity-based compensation expense related to restricted stock that is expected to vest. These costs are expected to be recognized over a weighted average remaining vesting period of 1.0 years.

Stock Options

The weighted average grant date fair value of options, estimated as of the grant date using the Black-Scholes option pricing model, was $12.43 per option for options granted during the year ended December 31, 2017, $6.48 per option for options granted during the year ended December 31, 2016 and $4.24 per option for options granted during the year ended December 31, 2015. Key assumptions used to apply this pricing model were as follows:

	Year Ended December 31,
	2017	2016	2015
Risk-free interest rate	2.0%	1.3%	1.5%
Expected life of options	6.0 years	6.0 years	6.0 years
Expected volatility of underlying stock	93.9%	88.0%	82.6%
Expected dividend yield	0.0%	0.0%	0.0%

The following is a summary of stock option activity for the year ended December 31, 2017:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding at December 31, 2016	3,040,214	$8.35
Granted	2,691,157	16.26
Exercised	(141,759)	8.16
Forfeited	(884,164)	12.55
Outstanding at December 31, 2017	4,705,448	12.09	7.63	35,087
Exercisable at December 31, 2017	1,685,074	9.06	5.26	17,172

As of December 31, 2017, there was $27.2 million of unrecognized compensation cost related to stock options that are expected to vest. These costs are expected to be recognized over a weighted average remaining vesting period of 3.1 years.

9. Loss Per Share

Basic and diluted loss per share attributable to common stockholders was calculated as follows:

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Net loss	$(67,543)	$(31,634)	$(12,397)
Weighted average shares outstanding, basic and diluted	36,006	22,222	243
Net loss per share attributable to common stockholders, basic and diluted	$(1.88)	$(1.42)	$(51.02)

In May 2016, the Company issued 6,900,000 shares of common stock in connection with its IPO and 23,481,956 shares of common stock in connection with the automatic conversion of its convertible preferred stock upon the closing of the IPO. In addition, the Company issued a total of 3,055,554 shares of common stock in two separate, concurrent private placements upon the closing of the IPO. The issuance of these shares resulted in a significant increase in the Company’s weighted average shares outstanding and has affected the year-over-year comparability of the Company’s (loss) earnings per share calculations throughout 2017.

On November 1, 2017, the Company entered into an underwriting agreement related to a public offering of 6,250,000 shares of the Company’s common stock, par value $0.0001 per share.

The following common stock equivalents were excluded from the calculation of diluted loss per share in 2017, 2016 and 2015 because their inclusion would have been anti-dilutive:

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Convertible preferred stock	-	-	21,363
Unvested restricted stock	480	1,362	1,945
Stock options	4,705	3,040	456
	5,185	4,402	23,764

10. Stockholders’ Equity

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

On November 1, 2017, the Company entered into an underwriting agreement related to a public offering of 6,250,000 shares of the Company’s common stock, par value $0.0001 per share.  The offering closed on November 6th and the Company received net proceeds of $141.0 million, after deducting underwriting discounts.

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

11. Related Party Transactions

Caribou Therapeutics

In July 2014, the Company issued Caribou Therapeutics Holdco, LLC, a wholly-owned subsidiary of Caribou, 8,110,599 Junior Preferred Units and concurrently licensed certain intellectual property and entered into an arrangement under which Caribou provided research and development services. In addition, under the license agreement the Company agreed to pay 30% of Caribou’s patent prosecution, filing and maintenance costs under its intellectual property license agreement with Caribou. As a result of this and subsequent transactions, Caribou owned 10.7% of the Company’s voting interests as of December 31, 2017.

During the year ended December 31, 2015, the Company recognized $1.5 million in research and development expense and, as of December 31, 2015, had recorded current obligations of $0.6 million related to the license and service agreements with Caribou. During the year ended December 31, 2016, the Company recognized research and development expense of $1.3 million related to license and service agreements entered into with Caribou. In addition, the Company recognized general and administrative expense of $0.5 million, $0.9 million and $1.1 million during the years ended December 31, 2017, 2016 and 2015 related to the Company’s obligation to pay 30.0% of Caribou’s patent defense costs.

Novartis Institutes for Biomedical Research

In connection with its entry into the collaboration and license agreement and related equity transactions with Novartis, the Company issued Novartis 4,761,905 Class A-1 Preferred Units and 2,666,666 Class A-2 Preferred Units. In August 2015, Novartis acquired 761,905 shares of the Company’s Series B Preferred Stock, and in May 2016, Novartis acquired 277,777 shares of the Company’s common stock in a private placement transaction concurrent with the Company’s IPO. As a result of these and subsequent transactions, Novartis collectively owned 9.7% of the Company’s voting interests as of December 31, 2017. Refer to Note 7, Collaborations, for additional information regarding this collaboration agreement.

The Company recognized collaboration revenue of $9.3 million, $7.8 million and $6.0 million in the years ended December 31, 2017, 2016 and 2015, respectively, related to this agreement. As of December 31, 2017 and 2016, the Company had recorded accounts receivable of $6.0 million and $6.0 million, respectively, and deferred revenue of $11.2 million and $11.6 million, respectively, related to this collaboration.

12. Unaudited Quarterly Results

The results of operations on a quarterly basis for the years ended December 31, 2017 and 2016 are set forth below:

	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
	(Amounts in thousands except per share data)
Collaboration revenue	$6,215	$5,917	$7,317	$6,668

Operating expenses:
Research and development	13,431	15,565	17,481	21,170
General and administrative	5,732	6,369	5,711	10,213
Total operating expenses	19,163	21,934	23,192	31,383

Operating loss	(12,948)	(16,017)	(15,875)	(24,715)

Interest income	317	424	519	752
Net loss	$(12,631)	$(15,593)	$(15,356)	$(23,963)
Net loss per share attributable to common stockholders, basic and diluted	$(0.36)	$(0.45)	$(0.44)	$(0.61)
Weighted average shares outstanding, basic and diluted	34,723	34,916	35,189	39,155

	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
	(Amounts in thousands except per share data)
Collaboration revenue	$1,777	$4,206	$4,869	$5,627

Operating expenses:
Research and development	5,225	7,423	7,861	11,331
General and administrative	3,246	3,729	4,705	5,118
Total operating expenses	8,471	11,152	12,566	16,449

Operating loss	(6,694)	(6,946)	(7,697)	(10,822)

Interest income	5	46	215	259
Net loss	$(6,689)	$(6,900)	$(7,482)	$(10,563)
Net loss per share attributable to common stockholders, basic and diluted	$(9.89)	$(0.36)	$(0.22)	$(0.31)
Weighted average shares outstanding, basic and diluted	676	19,121	34,316	34,507

EXHIBIT INDEX

Exhibit No.	Exhibit Index

3.1	Second Amended and Restated Certificate of Incorporation of the Registrant (1)

3.2	Second Amended and Restated By-laws of the Registrant (1)

4.1	Investors’ Rights Agreement among the Registrant and certain of its stockholders, dated August 20, 2015 (5)

4.2	Amendment No. 1 to Investors’ Rights Agreement among the Registrant and certain of its stockholders, dated April 11, 2016 (6)

4.3	Amendment No. 2 to Investors’ Rights Agreement among the Registrant and certain of its stockholders, dated August 25, 2016 (3)

10.1#	2015 Amended and Restated Stock Option and Incentive Plan and forms of award agreements thereunder (3)

10.2#	Senior Executive Cash Incentive Bonus Plan (5)

10.3†	License Agreement dated as of July 16, 2014 by and between the Registrant (as successor in interest of Intellia Therapeutics, LLC) and Caribou Biosciences, Inc. (4)

10.4†	Services Agreement dated as of July 16, 2014 by and between the Registrant (as successor in interest of Intellia Therapeutics, LLC) and Caribou Biosciences, Inc. (4)

10.5†	License and Collaborative Research Agreement dated as of December 18, 2014 by and between the Registrant and Novartis Institutes for BioMedical Research, Inc. (2)

10.6#	Form of Indemnification Agreement (3)

10.7	Lease Agreement, by and between the Registrant and MIT 130 Brookline LLC, dated as of October 21, 2014 (5)

10.8	Lease Agreement, by and between the Registrant and BMR-Sidney Research Campus LLC, dated as of January 6, 2016 (5)

10.9#	2016 Employee Stock Purchase Plan (3)

10.10†	Amendment No. 1 to License Agreement dated as of February 2, 2016 by and between the Registrant and Caribou Biosciences, Inc. (5)

10.11†	Addendum to License Agreement dated as of February 2, 2016 by and between the Registrant and Caribou Biosciences, Inc. (5)

10.12†	License and Collaboration Agreement dated as of April 11, 2016 by and between the Registrant and Regeneron Pharmaceuticals, Inc. (2)

10.13	Common Stock Purchase Agreement dated as of April 26, 2016 between the Registrant and Regeneron Pharmaceuticals, Inc. (3)

10.14#	Common Stock Purchase Agreement dated as of April 26, 2016 between the Registrant and Novartis Institutes for BioMedical Research, Inc. (3)

10.15	Form of Employment Agreement for Executive Officers (3)

10.16†

Consent to Assignments, Licensing and Common Ownership and Invention Management Agreement dated December 15, 2016 by and between the Registrant, CRISPR Therapeutics AG, The Regents of the University of California, University of Vienna, ERS Genomics Ltd., TRACR Hematology Ltd., Caribou Biosciences, Inc., and Dr. Emmanuelle Charpentier (7)

Exhibit No.	Exhibit Index

21.1	Subsidiaries of the Registrant (8)

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm (8)

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (8)

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (8)

32.1

Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, by John M. Leonard, M.D., President and Chief Executive Officer of the Company, and Graeme Bell, Executive Vice President, Chief Financial Officer of the Company (8)

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

INTELLIA THERAPEUTICS, INC.

By:	/s/ John M. Leonard
John M. Leonard, M.D.
President and Chief Executive Officer

Dated: March 14, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ John M. Leonard	President, Chief Executive Officer and Director	March 14, 2018
John M. Leonard, M.D.	(Principal Executive Officer)

/s/ Graeme Bell	Executive Vice President, Chief Financial Officer	March 14, 2018
Graeme Bell	(Principal Financial and Accounting Officer)

/s/ Caroline Dorsa	Director	March 14, 2018
Caroline Dorsa

/s/ Jean François Formela	Director	March 14, 2018
Jean François Formela, M.D.

/s/ Perry Karsen	Director	March 14, 2018
Perry Karsen

/s/ Frank Verwiel, M.D.	Director	March 14, 2018
Frank Verwiel, M.D.