Form 10-Q
period 2018-03-31
Intellia Therapeutics, Inc.
filed 2018-05-01
CIK 1652130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

The number of shares outstanding of the registrant’s common stock as of April 27, 2018: 43,089,810 shares.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

INTELLIA THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Amounts in thousands except share and per share data)

	March 31, 2018	December 31, 2017
ASSETS
Current Assets:
Cash and cash equivalents	$327,778	$340,678
Accounts receivable	7,466	10,471
Prepaid expenses and other current assets	2,476	3,681
Total current assets	337,720	354,830
Property and equipment, net	16,010	15,272
Other assets	5,815	6,133
Total Assets	$359,545	$376,235
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$1,916	$2,172
Accrued expenses	6,605	7,999
Current portion of deferred revenue	17,062	21,188
Total current liabilities	25,583	31,359
Deferred revenue, net of current portion	38,332	44,111
Other long-term liabilities	131	168
Commitments and contingencies
Stockholders' Equity:
Common stock, $0.0001 par value; 120,000,000 shares authorized, 43,091,922 shares and 42,384,623 shares issued and outstanding, respectively	4	4
Additional paid-in capital	432,533	421,706
Accumulated deficit	(137,038)	(121,113)
Total stockholders' equity	295,499	300,597
Total Liabilities and Stockholders' Equity	$359,545	$376,235

See notes to consolidated financial statements.

INTELLIA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Amounts in thousands except per share data)

	Three Months Ended March 31,
	2018	2017
Collaboration revenue	$7,469	$6,215
Operating expenses:
Research and development	22,493	13,431
General and administrative	7,406	5,732
Total operating expenses	29,899	19,163
Operating loss	(22,430)	(12,948)
Interest income	1,074	317
Net loss	$(21,356)	$(12,631)
Net loss per share attributable to common stockholders, basic and diluted	$(0.51)	$(0.36)
Weighted average shares outstanding, basic and diluted	42,043	34,723

See notes to consolidated financial statements.

INTELLIA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in thousands)

	Three Months Ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(21,356)	$(12,631)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,012	660
Equity-based compensation	4,107	2,630
Changes in operating assets and liabilities:
Accounts receivable	3,005	4,011
Prepaid expenses and other current assets	1,205	704
Accounts payable	59	(954)
Accrued expenses	(1,609)	(1,893)
Deferred revenue	(4,474)	(4,278)
Other assets	318	268
Other long-term liabilities	(37)	85
Net cash used in operating activities	(17,770)	(11,398)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,850)	(4,162)
Net cash used in investing activities	(1,850)	(4,162)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from options exercised	6,720	47
Net cash provided by financing activities	6,720	47
Net decrease in cash and cash equivalents	(12,900)	(15,513)
Cash and cash equivalents, beginning of period	340,678	273,064
Cash and cash equivalents, end of period	$327,778	$257,551
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Purchases of property and equipment unpaid at period end	$703	$378

See notes to consolidated financial statements.

INTELLIA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Overview and Basis of Presentation

Intellia Therapeutics, Inc. (collectively referred to with its wholly owned, controlled subsidiary, Intellia Securities Corp., as “Intellia” or the “Company”) is a genome editing company focused on developing curative therapeutics utilizing a biological tool known as CRISPR/Cas9.

The consolidated financial statements of the Company included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted from this report, as is permitted by such rules and regulations. Accordingly, these consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

The unaudited consolidated financial statements include the accounts of Intellia Therapeutics, Inc. and its wholly-owned, controlled subsidiary, Intellia Securities Corp. All intercompany balances and transactions have been eliminated in consolidation. The only item comprising comprehensive loss is net loss.

In the opinion of management, the information furnished reflects all adjustments, all of which are of a normal and recurring nature, necessary for a fair presentation of the results for the reported interim periods. The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. The three months ended March 31, 2018 and 2017 are referred to as the first quarter of 2018 and 2017, respectively. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year or any other interim period.

2.	Summary of Significant Accounting Policies

Revenue Recognition

In May 2014, the Financing Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which superseded existing revenue recognition guidance. The Company adopted ASU 2014-09 and its related amendments (collectively known as “ASC 606”) on January 1, 2018 using the modified retrospective method. The reported results for 2018 reflect the application of ASC 606 guidance while the reported results for 2017 were prepared under the guidance of ASC 605, Revenue Recognition (“ASC 605” or “legacy GAAP”). The adoption of ASC 606 represents a change in accounting principle that will more closely align revenue recognition with the delivery of the Company’s goods and services and will provide financial statement readers with enhanced disclosures.

In accordance with ASC 606, revenue is recognized when a customer obtains control of promised goods or services. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for these goods and services. To achieve this core principle, the Company applies the following five steps:

1) Identify the contract with the customer

A contract with a customer exists when (i) the Company enters into an enforceable contract with a customer that defines each party’s rights regarding the goods or services to be transferred and identifies the related payment terms, (ii) the contract has commercial substance, and (iii) the Company determines that collection of substantially all consideration for goods and services that are transferred is probable based on the customer’s intent and ability to pay the promised consideration. The Company applies judgment in determining the customer’s intent and ability to pay, which is based on a variety of factors including the customer’s historical payment experience, or in the case of a new customer, published credit and financial information pertaining to the customer.

2) Identify the performance obligations in the contract

Performance obligations promised in a contract are identified based on the goods and services that will be transferred to the customer that are both capable of being distinct, whereby the customer can benefit from the good or service either on its own or together with other available resources, and are distinct in the context of the contract, whereby the transfer of the good or service is separately identifiable from other promises in the contract. To the extent a contract includes multiple promised goods and services, the Company must apply judgment to determine whether promised goods and services are both capable of being distinct and distinct in the context of the contract. If these criteria are not met, the promised goods and services are accounted for as a combined performance obligation.

3) Determine the transaction price

The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring goods and services to the customer. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing either the expected value method or the most likely amount method, depending on the nature of the variable consideration. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. Any estimates, including the effect of the constraint on variable consideration, are evaluated at each reporting period for any changes. Determining the transaction price requires significant judgment, which is discussed in further detail for each of the Company’s collaboration agreements in Note 5. In addition, neither of the Company’s contracts as of March 31, 2018 contained a significant financing component.

4) Allocate the transaction price to performance obligations in the contract

If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. However, if a series of distinct services that are substantially the same qualifies as a single performance obligation in a contract with variable consideration, the Company must determine if the variable consideration is attributable to the entire contract or to a specific part of the contract. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation on a relative standalone selling price basis unless the transaction price is variable and meets the criteria to be allocated entirely to a performance obligation or to a distinct service that forms part of a single performance obligation. The consideration to be received is allocated among the separate performance obligations based on relative standalone selling prices. The Company typically determines standalone selling prices using an adjusted market assessment approach model.

5) Recognize revenue when or as the Company satisfies a performance obligation

The Company satisfies performance obligations either over time or at a point in time. Revenue is recognized over time if either (i) the customer simultaneously receives and consumes the benefits provided by the entity’s performance, (ii) the entity’s performance creates or enhances an asset that the customer controls as the asset is created or enhanced, or (iii) the entity’s performance does not create an asset with an alternative use to the entity and the entity has an enforceable right to payment for performance completed to date. If the entity does not satisfy a performance obligation over time, the related performance obligation is satisfied at a point in time by transferring the control of a promised good or service to a customer. Examples of control are using the asset to produce goods or services, enhance the value of other assets, or settle liabilities, and holding or selling the asset.

As of March 31, 2018, the Company’s only revenue recognized is related to collaboration agreements with third parties. As discussed in further detail in Note 5, the Company enters into out-licensing agreements which are within the scope of ASC 606, under which it licenses certain rights to its product candidates to third parties. The terms of these arrangements typically include payment to the Company of one or more of the following: nonrefundable, upfront fees; development, regulatory, and commercial milestone payments; research and development funding payments; and royalties on the net sales of licensed products. Each of these payments results in collaboration revenues, except for revenues from royalties on the net sales of licensed products, which are classified as royalty revenues.

Licenses of intellectual property: If the license to the Company’s intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, the Company recognizes revenues from consideration allocated to the license when the license is transferred to the customer and the customer is able to use and benefit from the licenses. For licenses that are combined with other promises, the Company utilizes judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue. The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition.

Milestone payments: At the inception of each arrangement that includes development milestone payments, the Company evaluates the probability of reaching the milestones and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur in the future, the associated milestone value is included in the transaction price. Milestone payments that are not within the control of the Company or the licensee, such as regulatory approvals, are not considered probable of being achieved until those approvals are received and therefore revenue recognized is constrained as management is unable to assert that a reversal of revenue would not be possible. The transaction price is then allocated to each performance obligation on a relative standalone selling price basis, for which the Company recognizes revenue as or when the performance obligations under the contract are satisfied. At the end of each subsequent reporting period, the Company re-evaluates the probability of achievement of such development milestones and any related constraint, and if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect collaboration revenues and earnings in the period of adjustment.

Royalties: For arrangements that include sales-based royalties, including milestone payments based on levels of sales, and the license is deemed to be the predominant item to which the royalties relate, the Company recognizes revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). To date, the Company has not recognized any royalty revenue resulting from any of its collaboration agreements.

The Company receives payments from its customers based on billing schedules established in each contract. The Company’s contract liabilities consist of deferred revenue. Upfront payments and fees are recorded as deferred revenue upon receipt or when due, and may require deferral of revenue recognition to a future period until the Company performs its obligations under these arrangements.

The following table presents changes in the Company’s contract liabilities during the three months ended March 31, 2018 (in thousands):

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Three months ended March 31, 2018
Contract liabilities:
Deferred revenue	$59,868	$1,000	$(5,474)	$55,394

During the three months ended March 31, 2018, the Company recognized the following revenues as a result of changes in the contract liability balance (in thousands):

Revenue recognized in the period from:	Three Months Ended March 31, 2018
Amounts included in the contract liability at the beginning of the period	$5,474

The following table shows the impact of adoption to our consolidated statement of income and balance sheet:

	Three Months Ended March 31, 2018
	Impact of changes in accounting policies
	As Reported	Balances without adoption of ASC 606	Effect of Change Higher/(Lower)
Collaboration revenue	$7,469	$7,674	$(205)
Operating loss	(22,430)	(22,225)	(205)
Net loss	$(21,356)	$(21,151)	$(205)
Net loss per share, basic and diluted	$(0.51)	$(0.50)	$(0.01)

	March 31, 2018
	Impact of changes in accounting policies
	As Reported	Balances without adoption of ASC 606	Effect of Change Higher/(Lower)
Liabilities:
Deferred revenue - current	$17,062	$20,404	$(3,342)
Deferred revenue - noncurrent	38,332	40,216	(1,884)
Stockholders' equity:
Accumulated deficit	$(137,038)	$(142,264)	$5,226

Costs to obtain and fulfill a contract

The Company did not incur any expenses to obtain collaboration agreements and costs to fulfill those contracts do not generate or enhance resources of the Company. As such, no costs to obtain or fulfill a contract have been capitalized in any period.

The Company has applied the new standard to all of its contracts.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASC 606, which superseded existing revenue recognition guidance. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The Company adopted ASC 606 effective on January 1, 2018 using the modified retrospective method. Please see the above “Revenue Recognition” section for a discussion of the Company’s updated policies related to revenue recognition and accounting for costs to obtain and fulfill a customer contract.

Impact of Adoption

The Company adopted ASC 606 using the modified retrospective method. The cumulative effect of applying the new guidance to all contracts with customers that were not completed as of January 1, 2018 was recorded as an adjustment to accumulated deficit as of the adoption date. As a result of applying the modified retrospective method to adopt the new guidance, the following adjustments were made to accounts on the consolidated balance sheet as of January 1, 2018:

Consolidated Balance Sheet
	January 1, 2018 (in thousands)
	Pre-Adoption	ASC 606 Adjustment	Post-Adoption
Current portion of deferred revenue	$21,188	$(2,769)	$18,419
Deferred revenue, net of current portion	44,111	(2,662)	41,449
Accumulated deficit	(121,113)	5,431	(115,682)

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”). ASU 2016-02 amends ASC 840, Leases, by introducing a lessee model that requires balance sheet recognition of most leases. The Company is the lessee under certain leases that are accounted for as operating leases. The proposed changes would require that substantially all of the Company’s operating leases be recognized as assets and liabilities on the Company’s balance sheet. ASU 2016-02 will be effective for the Company for annual periods, and interim periods within those annual periods, beginning January 1, 2019. The Company is evaluating the impact that the adoption of ASU 2016-02 will have on its consolidated financial statements but expects that the Company will recognize a significant lease obligation upon adoption.

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

The Company’s financial instruments as of March 31, 2018 and December 31, 2017 consisted primarily of cash and cash equivalents, accounts receivable and accounts payable. As of March 31, 2018 and December 31, 2017, the Company’s financial assets recognized at fair value on a recurring basis consisted of the following:

	Fair Value as of March 31, 2018
	Total	Level 1	Level 2	Level 3
	(In thousands)
Cash equivalents	$313,960	$313,960	$—	$—
Total	$313,960	$313,960	$—	$—

	Fair Value as of December 31, 2017
	Total	Level 1	Level 2	Level 3
	(In thousands)
Cash equivalents	$330,896	$330,896	$—	$—
Total	$330,896	$330,896	$—	$—

The Company estimates the fair value of its cash equivalents using quoted market prices in active markets. Other financial instruments, including accounts receivable and accounts payable, are carried at cost, which approximate fair value due to the short duration and term to maturity.

4.	Accrued Expenses

Accrued expenses consisted of the following:

	March 31,	December 31,
	2018	2017
	(In thousands)
Employee compensation and benefits	$2,760	$4,773
Research and development and professional expenses	3,845	3,226
Accrued expenses	$6,605	$7,999

5.	Collaborations

Novartis Institutes for BioMedical Research

In December 2014, the Company entered into a strategic collaboration agreement (the “Novartis Agreement”) with Novartis Institutes for Biomedical Research, Inc. (“Novartis”), primarily focused on the development of new ex vivo CRISPR/Cas9-based therapies using chimeric antigen receptor T cells (“CAR-T cells”) and hematopoietic stem cells (“HSCs”).

Agreement Structure

Under the terms of the collaboration, the Company and Novartis may research potential therapeutic, prophylactic and palliative ex vivo applications of the CRISPR/Cas9 technology in HSCs and CAR-T cells. The Company and Novartis agreed to conduct research of HSC targets under a research plan agreed upon by both parties. Within the HSC therapeutic space, Novartis may obtain exclusive rights to a limited number of these HSC targets, to be selected by Novartis in a series of selection windows, the last of which closes 90 days before the fifth anniversary of the effective date of the Novartis Agreement. The Company has the right to choose a limited number of HSC targets for its exclusive development and commercialization per the specified selection schedule. Following these selections by Novartis and the Company, Novartis may obtain rights to research an additional limited number of HSC targets on a non-exclusive basis. If Novartis does not exercise its selection rights within each selection window, any such rights will be deemed forfeited by Novartis. Novartis is required to use commercially reasonable efforts to research, develop and commercialize a specified number of HSC products directed to each of their selected HSC targets.

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

The Company received an upfront technology access payment from Novartis of $10.0 million in January 2015 and is entitled to additional technology access fees of $20.0 million and quarterly research payments of $1.0 million, or up to $20.0 million in the aggregate, during the five-year research term. For each product under the collaboration, subject to certain conditions, the Company may be eligible to receive (i) up to $30.3 million in development milestones, including for the filing of an investigational new drug (“IND”) application and for the dosing of the first patient in each of Phase IIa, Phase IIb and Phase III clinical trials, (ii) up to $50.0 million in regulatory milestones for the product’s first indication, including regulatory approvals in the U.S. and European Union (“EU”), (iii) up to $50.0 million in regulatory milestones for the product’s second indication, if any, including U.S. and EU regulatory approvals, (iv) royalties on net sales in the mid-single digits, and (v) net sales milestone payments of up to $100.0 million. The Company may also be eligible to receive payments for: (i) each additional HSC target selected by Novartis beyond its initial defined allocation, (ii) each in vivo target that Novartis selects and (iii) any exercise by Novartis of certain license options under the Novartis Agreement. Additionally, at the inception of the arrangement, Novartis invested $9.0 million to purchase the Company’s Class A-1 and Class A-2 Preferred Units under a Unit Purchase Agreement (the “Unit Purchase Agreement”). The Company considered whether the Unit Purchase Agreement would be subject to combination with the Novartis Agreement and determined that they should be combined because the terms of these arrangements are closely interrelated and were negotiated contemporaneously. The Unit Purchase Agreement and the Novartis Agreement are collectively referred to herein as the “Novartis Arrangement”.

The Company assessed the Novartis Arrangement in accordance with ASC 606. The Company evaluated the promised goods and services under the Novartis Arrangement and determined that the Novartis Arrangement included two performance obligations: (1) a combined performance obligation representing a series of distinct goods and services including the licenses to research, develop and commercialize HSC products and their associated research activities and the licenses to research, develop and commercialize CAR-T cell products and their associated research activities; and (2) the preferred units.

Under the Novartis Arrangement, the Company determined that the transaction price was $59.0 million consisting of the following consideration: (1) the upfront technology access payment of $10.0 million; (2) the additional technology access fees of $20.0 million; (3) the Company’s estimate of variable consideration of $20.0 million related to the quarterly research payments; and (4) the payment for the preferred units of $9.0 million. None of the clinical or regulatory milestones were included in the transaction price, as all milestone amounts were fully constrained. As part of its evaluation of the constraint, the Company considered numerous factors, including that receipt of the milestones is outside the control of the Company and contingent upon future regulatory progress and the licensee’s efforts. Any consideration related to sales-based milestones and royalties will be recognized when the related sales occur as they were determined to relate predominantly to the licenses granted to Novartis and therefore have also been excluded from the transaction price. The Company will re-evaluate the transaction price in each reporting period and when events whose outcomes are resolved or other changes in circumstances occur.

The Company first allocated $11.6 million of the transaction price to the preferred units to record the preferred units purchased by Novartis at fair value. The Company then allocated the remaining $47.4 million of the transaction price to the remaining combined performance obligation of the licenses and associated research activities for HSC and CAR-T cell products. Revenue allocated to the combined performance obligation of the licenses and associated research activities for HSC and CAR-T cell products is being recognized on a straight-line basis over a period of five years, which, in management’s judgment, is the best measure of progress towards satisfying the performance obligation and represents the Company’s best estimate of the period of the obligation.

Collaboration Revenue

Through March 31, 2018, excluding amounts allocated to Novartis’ purchase of the Company’s Class A-1 and Class A-2 Preferred Units, the Company had recorded a total of $35.4 million in cash and accounts receivable under the Novartis Arrangement. Through March 31, 2018, the Company has recognized $30.9 million of collaboration revenue, including $2.4 million and $2.2 million during the three months ended March 31, 2018 and 2017, respectively. As of March 31, 2018, there was approximately $16.4 million of the aggregate transaction price remaining to be recognized, which will be recognized through December 2019.

As of March 31, 2018 and December 31, 2017, the Company had accounts receivable of $1.0 million and $6.0 million, respectively, related to this agreement. As of March 31, 2018 and December 31, 2017, the Company had deferred revenue of $4.4 million and $11.2 million, respectively, related to this agreement. Amounts for 2018 are reflective of accounting under ASC 606 and amounts for 2017 are reflective of accounting under ASC 605 and therefore may not be comparable.

Regeneron Pharmaceuticals, Inc.

In April 2016, the Company entered into a license and collaboration agreement (the “Regeneron Agreement”) with Regeneron Pharmaceuticals, Inc. (“Regeneron”). The agreement includes a product component to research, develop and commercialize CRISPR/Cas-based therapeutic products primarily focused on genome editing in the liver as well as a technology collaboration component, pursuant to which the Company and Regeneron will engage in research and development activities aimed at discovering and developing novel technologies and improvements to CRISPR/Cas technology to enhance the Company’s gene editing platform. Under this agreement, the Company also may access the Regeneron Genetics Center and proprietary mouse models to be provided by Regeneron for a limited number of the Company’s liver programs.

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

Research activities under the collaboration will be governed by evaluation and research and development plans that will outline the parties’ responsibilities under, anticipated timelines of and budgets for, the various programs. The Company will assist Regeneron with the preliminary evaluation of liver targets, and Regeneron will be responsible for preclinical research and the conduct of clinical development, manufacturing and commercialization of products directed to each of its exclusive targets under the oversight of a joint steering committee. The Company may assist, as requested by Regeneron, with the later discovery and research of product candidates directed to any selected target. For each selected target, Regeneron is required to use commercially reasonable efforts to submit regulatory filings necessary to achieve IND acceptance for at least one product directed to each applicable target, and following IND acceptance for at least one product, to develop and commercialize such product.

In connection with this collaboration, Regeneron agreed to purchase $50.0 million of the Company’s common stock in a private placement under a Stock Purchase Agreement (the “Stock Purchase Agreement”) concurrent with the Company’s initial public offering, and the Company received a nonrefundable upfront payment of $75.0 million. In addition, the Company is eligible to earn, on a per-licensed target basis, (i) up to $25.0 million in development milestones, including for the dosing of the first patient in each of Phase I, Phase II and Phase III clinical trials, (ii) up to $110.0 million in regulatory milestones, including for the acceptance of a regulatory filing in the U.S., and U.S. and ex-U.S. regulatory approvals, and (iii) up to $185.0 million in sales-based milestone payments. The Company is also eligible to earn royalties ranging from the high single digits to low teens, in each case, on a per-product basis, which royalties are potentially subject to various reductions and offsets and are further subject to the Company’s existing low- to mid-single-digit royalty obligations under a license agreement with Caribou Biosciences, Inc. (“Caribou”). In addition, Regeneron is obligated to fund 50.0 percent of the research and development costs for the transthyretin amyloidosis program, the first target selected by Regeneron, which will be subject to a co-development and co-commercialization arrangement between the Company and Regeneron.

The Company considered whether the Stock Purchase Agreement would be subject to combination with the Regeneron Agreement and determined that they should be combined because the terms of these arrangements are closely interrelated and were negotiated contemporaneously. The Stock Purchase Agreement and the Regeneron Agreement are collectively referred to herein as the “Regeneron Arrangement”.

The Company assessed the Regeneron Arrangement in accordance with ASC 606. The Company evaluated the promised goods and services under the Regeneron Arrangement and determined that the Regeneron Arrangement included three performance obligations: (1) a combined performance obligation including the licenses to targets and the associated research activities and evaluation plans; (2) a combined performance obligation including the technology collaboration and associated research activities; and (3) the common stock.

Under the Regeneron Arrangement, the Company determined that the transaction price was $125.0 million, consisting of the following consideration: (1) the nonrefundable upfront payment of $75.0 million; and (2) the payment for the common stock of $50.0 million. None of the clinical or regulatory milestones were included in the transaction price, as all milestone amounts were fully constrained. As part its evaluation of the constraint, the Company considered numerous factors, including that receipt of the milestones is outside the control of the Company and contingent upon success in future regulatory progress and the licensee’s efforts. Any consideration related to sales-based milestones and royalties will be recognized when the related sales occur as they were determined to relate predominantly to the licenses granted to Regeneron and therefore have also been excluded from the transaction price. The Company will re-evaluate the transaction price in each reporting period and when events whose outcome are resolved or other changes in circumstances occur.

The Company first allocated $50.0 million of the transaction price to the common stock. The common stock was sold at its standalone selling price and the Company concluded that the total discount inherent in the arrangement is entirely attributable to the combined performance obligation including the licenses to targets and associated research activities and evaluation plans and the combined performance obligation including the technology collaboration and associated research activities. As such, the remaining $75.0 million of the transaction price was allocated to the combined performance obligation including the licenses to targets and associated research activities and evaluation plans and the combined performance obligation including the technology collaboration and associated research activities on a relative standalone selling price basis. The Company estimated the standalone selling price of each combined performance obligation by taking into consideration internal estimates of research and development personnel needed to perform the research and development services, estimates of expected cash outflows to third parties for services and supplies, selling prices of comparable transactions and typical gross profit margins. As a result of this evaluation, the Company allocated $63.8 million to the combined performance obligation including the licenses to targets and associated research activities and evaluation plans and $11.2 million to the combined performance obligation including the technology collaboration and associated research activities. The $63.8 million allocated to the combined performance obligation including the licenses to targets and associated research activities and evaluation plans is being recognized on a straight-line basis over the six-year performance period of the arrangement, which, in management’s judgment, is the best measure of progress towards satisfying the performance obligation and represents the Company’s best estimate of the period of the obligation. The $11.2 million allocated to the combined performance obligation including the technology collaboration and associated research activities is being recognized on a straight-line basis over a period beginning with the inception of the technology collaboration in September 2016 through the end of the arrangement, which, in management’s judgment, is the best measure of progress towards satisfying the performance obligation and represents the Company’s best estimate of the period of the obligation.

Collaboration Revenue

Through March 31, 2018, excluding the amounts allocated to Regeneron’s purchase of common stock, the Company recorded a $75.0 million upfront payment and $6.6 million for research and development services under the Regeneron Arrangement. Through March 31, 2018, the Company has recognized $30.6 million of collaboration revenue, including $5.1 million and $4.1 million during the three months ended March 31, 2018 and 2017, respectively, in the consolidated statements of operations related to this arrangement. As of March 31, 2018, there was approximately $51.0 million of the aggregate transaction price remaining to be recognized, which will be recognized ratably through April 2022.

As of March 31, 2018 and December 31, 2017, the Company had deferred revenue of $51.0 million and $54.1 million, respectively, and accounts receivable of $6.5 million and $4.5 million, respectively, related to this arrangement.

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

6.	Equity-Based Compensation

Equity-based compensation expense is classified in the consolidated statements of operations as follows:

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Research and development	$2,393	$1,503
General and administrative	1,714	1,127
Total	$4,107	$2,630

Restricted Stock

The following table summarizes the Company’s restricted stock activity for the three months ended March 31, 2018:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested restricted stock as of January 1, 2018	479,822	$0.90
Granted	71,875	23.46
Vested	(149,846)	0.78
Cancelled	(2,022)	1.34
Unvested restricted stock as of March 31, 2018	399,829	$5.02

As of March 31, 2018, there was $3.3 million of unrecognized equity-based compensation expense related to restricted stock that is expected to vest. These costs are expected to be recognized over a weighted average remaining vesting period of 1.7 years.

Stock Options

The weighted average grant date fair value of options, estimated as of the grant date using the Black-Scholes option pricing model, was $18.28 per option and $10.38 per option for those options granted during the three months ended March 31, 2018 and 2017, respectively. Key assumptions used to apply this pricing model were as follows:

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Risk-free interest rate	2.5%	1.9%
Expected life of options	6.0 years	6.0 years
Expected volatility of underlying stock	89.4%	92.6%
Expected dividend yield	0.0%	0.0%

The following is a summary of stock option activity for the three months ended March 31, 2018:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding at January 1, 2018	4,705,448	$12.09
Granted	792,414	24.44
Exercised	(709,321)	9.47
Forfeited	(17,224)	14.62
Outstanding at March 31, 2018	4,771,317	$14.52	8.68	$35,070
Exercisable at March 31, 2018	1,343,841	$9.64	7.95	$15,420

As of March 31, 2018, there was $39.2 million of unrecognized compensation cost related to stock options that are expected to vest. These costs are expected to be recognized over a weighted average remaining vesting period of 3.1 years.

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

Basic and diluted loss per share attributable to common stockholders was calculated as follows:

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Net loss	$(21,356)	$(12,631)
Weighted average shares outstanding, basic and diluted	42,043	34,723
Net loss per share attributable to common stockholders, basic and diluted	$(0.51)	$(0.36)

The following common stock equivalents were excluded from the calculation of diluted loss per share because their inclusion would have been anti-dilutive:

	Periods Ended March 31,
	2018	2017
	(In thousands)
Unvested restricted stock	400	1,175
Stock options	4,771	4,373
Total	5,171	5,548

8.	Related Party Transactions

Caribou Therapeutics

In July 2014, the Company issued Caribou Therapeutics Holdco, LLC, a wholly-owned subsidiary of Caribou, 8,110,599 Junior Preferred Units. As a result of this and related transactions, Caribou owned 9.3 percent of the Company’s voting interests as of March 31, 2018.

The Company recognized general and administrative expense of $0.2 million during the three months ended March 31, 2018, and a de minimis amount during the three months ended March 31, 2017, related to the Company’s obligation to pay 30.0 percent of Caribou’s patent prosecution, filing and maintenance costs.

Novartis Institutes for BioMedical Research

In connection with its entry into the collaboration and license agreement and related equity transactions with Novartis, the Company issued Novartis 4,761,905 Class A-1 Preferred Units and 2,666,666 Class A-2 Preferred Units. In August 2015, Novartis acquired 761,905 shares of the Company’s Series B Preferred Stock, and in May 2016, Novartis acquired 277,777 shares of the Company’s common stock in a private placement transaction concurrent with the Company’s IPO. As a result of these and subsequent transactions, Novartis collectively owned 9.9% of the Company’s voting interests as of March 31, 2018.

The Company recognized collaboration revenue of $2.4 million and $2.2 million during the three months ended March 31, 2018 and 2017, respectively, in the consolidated statements of operations related to this agreement. As of March 31, 2018 and December 31, 2017, the Company had recorded accounts receivable of $1.0 million and $6.0 million and deferred revenue of $4.4 million and $11.2 million, respectively, related to this collaboration. Refer to Note 5, Collaborations, for additional information regarding this collaboration agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Information

This Quarterly Report on Form 10-Q contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may be identified by such forward-looking terminology as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. Our forward-looking statements are based on a series of expectations, assumptions, estimates and projections about our company, are not guarantees of future results or performance and involve substantial risks and uncertainty. We may not actually achieve the plans, intentions or expectations disclosed in these forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in these forward-looking statements. Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including the risks and uncertainties inherent in our statements regarding:

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

All of our forward-looking statements are as of the date of this Quarterly Report on Form 10-Q only. In each case, actual results may differ materially from such forward-looking information. We can give no assurance that such expectations or forward-looking statements will prove to be correct. An occurrence of or any material adverse change in one or more of the risk factors or risks and uncertainties referred to in this Quarterly Report on Form 10-Q or included in our other public disclosures or our other periodic reports or other documents or filings filed with or furnished to the Securities and Exchange Commission (the “SEC”) could materially and adversely affect our business, prospects, financial condition and results of operations. Except as required by law, we do not undertake or plan to update or revise any such forward-looking statements to reflect actual results, changes in plans, assumptions, estimates or projections or other circumstances affecting such forward-looking statements occurring after the date of this Quarterly Report on Form 10-Q, even if such results, changes or circumstances make it clear that any forward-looking information will not be realized. Any public statements or disclosures by us following this Quarterly Report on Form 10-Q that modify or impact any of the forward-looking statements contained in this Quarterly Report on Form 10-Q will be deemed to modify or supersede such statements in this Quarterly Report on Form 10-Q.

Management Overview

Intellia Therapeutics, Inc. (“we,” “us,” “our,” “Intellia,” or the “Company”) was formed in 2014 and is a leading genome editing company focused on the development of proprietary, curative therapeutics utilizing a biological tool known as CRISPR/Cas9. We believe that the CRISPR/Cas9 technology has the potential to transform medicine by permanently editing disease-associated genes or genetic material in the human body with a single treatment course, and via cell therapies that can replace a patient’s diseased cells or by using engineered immune cells to better treat cancer and immunological diseases. We intend to leverage our leading scientific expertise, clinical development experience and intellectual property (“IP”) position to unlock broad therapeutic applications of CRISPR/Cas9 genome editing and develop new therapeutic products.

Our management’s discussion and analysis of our financial condition and results of operations are based upon our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q, which have been prepared by us in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), for interim periods and with Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended. This discussion and analysis should be read in conjunction with these unaudited consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q as well as in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

We commenced active operations in mid-2014, and our operations to date have been limited to organizing and staffing our company, business planning, raising capital, developing our technology, identifying potential product candidates, undertaking preclinical research and studies and evaluating a clinical path for our pipeline programs. To date, we have financed our operations primarily through our collaborations with Novartis Institutes for BioMedical Research, Inc., (“Novartis”), and Regeneron Pharmaceuticals, Inc., (“Regeneron”), our initial public offering and private placements of our common and preferred stock. All of our revenue to date has been collaboration revenue. Since our inception and through March 31, 2018, we have raised an aggregate of approximately $508.6 million to fund our operations, of which $112.1 million was through our collaboration agreements, $170.5 million was from our initial public offering and concurrent private placements, $141.0 million was from a secondary offering and $85.0 million was from the sale of convertible preferred stock.

We believe our product focus, therapeutic discovery and development strength, delivery expertise and intellectual property portfolio make us well-positioned to translate the potential of the CRISPR/Cas9 system into clinically meaningful genome editing-based therapeutics. To maximize our opportunity to rapidly develop clinically successful products, we are applying a risk-mitigating approach with our initial indications. Our approach is defined by four primary criteria: (i) the type of edit—knockout, repair or insertion; (ii) the delivery modality for in vivo and ex vivo applications; (iii) the presence of established therapeutic endpoints; and (iv) the potential for the CRISPR/Cas9 system to provide therapeutic benefits when compared to existing therapeutic modalities. Our initial indications include in vivo programs focused on diseases attributable to genes expressed in the liver that have significant unmet medical needs – transthyretin amyloidosis, which we are co-developing with Regeneron, alpha-1 antitrypsin deficiency, inborn errors of metabolism, including primary hyperoxaluria, and chronic hepatitis B infection – as well as ex vivo applications of the technology in chimeric antigen receptor T cell (“CAR-T cell”) and hematopoietic stem cell (“HSC”), product candidates which are selectively partnered with our collaborator Novartis.

The following table illustrates our discovery programs and opportunities as of February 28, 2018:

In September 2017, we presented data from our completed long-term, 52-week mouse study, to evaluate the durability of in vivo genome editing following a single, intravenous administration of CRISPR/Cas9. With a single dose, we achieved and maintained an approximately 97 percent reduction in serum transthyretin amyloidosis target gene (“TTR”) protein levels through 12 months. This sustained TTR reduction was caused by approximately 70 percent editing at the target DNA site in the liver. The treatment was well-tolerated at the time of administration and no adverse events were noted throughout the 52 weeks of follow-up study. These mouse durability results followed our presentation in August 2017 of initial data from rat studies demonstrating in vivo genome editing after a single, intravenous administration of CRISPR/Cas9. Across other studies we confirmed that our lipid nanoparticle (“LNP”) system is transiently present with 99 percent clearance of messenger RNA (“mRNA”) within 6 hours and of single guide RNA (“sgRNA”) within 24 hours in the liver. In our August 2017 presentation, we reported that, using our LNP system in rats, we had observed up to 91 percent reduction in serum TTR protein levels and up to 66 percent editing at the target DNA site in the subject animals.

In October 2017, we released interim top-line data regarding our in vivo non-human primate (“NHP”) exploratory pre-clinical studies. Specifically, based on preliminary studies currently at varying points of progress, liver genome editing rates using CRISPR/Cas9 delivered via our proprietary LNP system have ranged from 0.10 percent up to 32 percent after a single dose with various exploratory NHP guide RNAs (“gRNA”), LNP formulations and dosing regimens as well as with exploratory human cross-reactive gRNAs. In NHPs redosed with a subsequent application of our LNP formulations, we observed further editing that surpassed those levels achieved after a single dose, with multiple animals achieving a total of over 20 percent liver genome editing after a second dose.

These NHP results were similar to the results we observed in our initial rodent studies. We are conducting further optimization of our delivery system and proceeding to human guide selection. We expect to achieve higher levels of editing and reductions in serum levels of TTR protein as we achieved when we optimized the delivery system and CRISPR/Cas9 cargo used in our rodent models. We have begun investigational new drug (“IND”)-enabling activities for a human therapeutic and we plan to initiate IND-enabling studies in mid-2018. We anticipate submitting an IND application for our lead indication, transthyretin amyloidosis, by the end of 2019.

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

In October 2017, we presented data from an in vivo mouse study showing, after a single intracerebral injection, delivery to the brain of one of our proprietary LNP formulations as demonstrated by the expression of tdTomato protein.  Additionally, we presented data from another in vivo mouse study showing genome editing in brain tissue following single intracerebral injections of several proprietary LNP formulations. Editing was assessed under various dosing regimens with six different proprietary LNP formulations following a single intracerebral injection targeting the striatum and cerebellum. Under these various conditions, editing levels from less than 1 percent up to 28 percent were achieved in the striatal and cerebellar tissue. The injections were well tolerated and the mice did not display any behavioral changes post dosing.

In December 2017, we and our collaborator Novartis shared initial data from our research collaboration on genome-edited human HSCs. These data showed successful ex vivo editing of the erythroid specific enhancer region of BCL11A, a gene associated with ameliorating sickle cell disease, and the ability of these cells to steadily engraft in mice while maintaining their desired properties. Specifically, the data showed that greater than 80 percent target site modification in HSCs and progenitor CD34+ cells was achieved following electroporation of ribonucleoprotein (“RNP”) composed of Cas9 and a gRNA selected for efficacy and potency. In addition, we demonstrated an approximately 40 percent reduction in BCL11A mRNA with a corresponding two-fold increase in γ-globin transcript and 30-40 percent more fetal hemoglobin-positive cells above background. Editing of CD34+ cells from patient donors resulted in similar decreases in BCL11A mRNA and increases in γ-globin transcript. We also showed engraftment over 16 weeks following transplantation of edited human bone marrow CD34+ cells into immune compromised mice, while maintaining editing levels in engrafted cells. We did not observe any off-target events in CD34+ cells edited with the selected gRNA, as measured by targeted next generation sequencing of sites identified through in silico prediction and based on an unbiased, genome-wide, oligo-insertion detection method.

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

Starting in December 2017 and through the end of the collaboration in December 2019, Novartis has the option to select a limited number of targets for research, development and commercialization of in vivo therapies using our CRISPR/Cas9 platform, on a non-exclusive basis. Following Novartis’ selection of each in vivo target, Novartis may offer us the right to participate in the research and development of such targets, in which case an in vivo program research plan for such target will be entered into between us and Novartis. Novartis is required to use commercially reasonable efforts to research, develop and commercialize at least one in vivo product directed to each of its selected in vivo targets. Novartis’ in vivo target selections are subject to certain restrictions, including that the targets, or all targets within a limited number of organs: (i) have not already been reserved by us pursuant to our limited right to do so under the agreement; (ii) are not the subject of a collaboration or pending collaboration with a third party; and (iii) are not the subject of ongoing or planned research and development by us.

Under the agreement, we received an upfront technology access payment of $10.0 million and are entitled to additional technology access fees of $20.0 million and quarterly research payments of $1.0 million, or up to $20.0 million in the aggregate, during the five-year research term. In addition, for each product under the collaboration, subject to certain conditions, we may be eligible to receive (i) up to $30.3 million in development milestones, including for the filing of an IND application and for the dosing of the first patient in each of Phase IIa, Phase IIb and Phase III clinical trials, (ii) up to $50.0 million in regulatory milestones for the product’s first indication, including regulatory approvals in the U.S., and the European Union (“EU”), (iii) up to $50.0 million in regulatory milestones for the product’s second indication, if any, including U.S. and EU regulatory approvals, (iv) royalties on net sales in the mid-single digits, and (v) net sales milestone payments of up to $100.0 million. We may also be eligible to receive payments for: (i) each additional HSC target selected by Novartis beyond its initial defined allocation, (ii) each in vivo target that Novartis selects and (iii) any exercise by Novartis of certain license options under the agreement. Additionally, at the inception of the arrangement, Novartis invested $9.0 million to purchase our Class A-1 and Class A-2 Preferred Units. The difference between the cash proceeds received from Novartis for the units and the $11.6 million estimated fair value of those units at the date of issuance was determined to be $2.6 million. Accordingly, $2.6 million of the upfront technology access payment was allocated to record the preferred units purchased by Novartis at fair value.

Collaboration Revenue

Through March 31, 2018, excluding amounts allocated to Novartis’ purchase of our Class A-1 and Class A-2 Preferred Units, we had recorded a total of $35.4 million in cash and accounts receivable under the Novartis agreement. Through March 31, 2018, we have recognized $30.9 million of collaboration revenue, including $2.4 million and $2.2 million during the three months ended March 31, 2018 and 2017, respectively, in the consolidated statements of operations related to this agreement. As of March 31, 2018 and December 31, 2017, we had accounts receivable of $1.0 million and $6.0 million, respectively, related to this agreement. As of March 31, 2018 and December 31, 2017, we had deferred revenue of $4.4 million and $11.2 million, respectively, related to this agreement.

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

At the inception of the agreement, Regeneron selected the first of its 10 targets, which will be subject to a co-development and co-commercialization arrangement between us and Regeneron. We retain the exclusive right to solely develop products for the treatment of certain indications, including the genetic diseases primary hyperoxaluria (“PH-1”) and alpha-1 antitrypsin deficiency (“AATD”). During the target selection process, we have the right to choose additional liver targets for our own development using commercially reasonable efforts. Certain targets that either we or Regeneron select may be subject to further co-development and co-commercialization arrangements at our or Regeneron’s option, as applicable, which either can exercise pursuant to defined conditions. In addition, subject to certain restrictions, Regeneron will be able to replace a limited number of targets with substitute targets upon the payment of a specified replacement fee, in which case exclusive rights to the replaced target revert to us. Regeneron’s target selections are subject to certain additional restrictions, including that non-liver targets are not the subject of ongoing or planned research and development by us or are not the subject of a collaboration or pending collaboration with a third party.

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

In connection with this collaboration, Regeneron agreed to purchase $50.0 million of our common stock in a private placement concurrent with our initial public offering, and we received a nonrefundable upfront payment of $75.0 million. In addition, we are eligible to earn, on a per-licensed target basis, up to $25.0 million, $110.0 million and $185.0 million in development, regulatory and sales-based milestone payments, respectively. We are also eligible to earn royalties ranging from the high single digits to low teens, in each case, on a per-product basis, which royalties are potentially subject to various reductions and offsets and are further subject to our existing low- to mid-single-digit royalty obligations under a license agreement with Caribou Biosciences, Inc. (“Caribou”). In addition, Regeneron is obligated to fund 50.0 percent of certain research and development costs for the TTR program, the first target selected by Regeneron, which will be subject to a co-development and co-commercialization arrangement between us and Regeneron.

Collaboration Revenue

Through March 31, 2018, we recorded a $75.0 million upfront payment and $6.6 million for research and development services under the Regeneron agreement. Through March 31, 2018, we have recognized $30.6 million of collaboration revenue, including $5.1 million and $4.1 million during the three months ended March 31, 2018 and 2017, respectively, in the consolidated statements of operations related to this agreement. As of March 31, 2018 and December 31, 2017, we had deferred revenue of $51.0 million and $54.1 million, and accounts receivable of $6.5 million and $4.5 million, respectively, related to this agreement.

Results of Operations

The following table summarizes our results of operations for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017	Increase / (decrease)
	(In thousands)
Collaboration revenue	$7,469	$6,215	$1,254
Operating expenses:
Research and development	22,493	13,431	9,062
General and administrative	7,406	5,732	1,674
Total operating expenses	29,899	19,163	10,736
Operating loss	(22,430)	(12,948)	(9,482)
Interest income	1,074	317	757
Net loss	$(21,356)	$(12,631)	$(8,725)

Collaboration Revenue

Collaboration revenue increased $1.3 million to $7.5 million during the three months ended March 31, 2018, as compared to $6.2 million during the three months ended March 31, 2017. The increase in collaboration revenue during the quarter ended March 31, 2018 is primarily related to the recognition of amounts under the Regeneron collaboration. The specific Regeneron related increase is driven by increased research and development services related to our TTR program, increasing to $2.0 million during the three months ended March 31, 2018 as compared to $0.9 million during the three months ended March 31, 2017.

Our revenue consists of collaboration revenue, including amounts recognized related to upfront technology access payments for licenses, technology access fees, research funding and milestone payments earned under our collaboration and license agreements with Novartis and Regeneron.

Research and Development

Research and development expenses increased $9.1 million to $22.5 million during the three months ended March 31, 2018, as compared to $13.4 million during the three months ended March 31, 2017. This increase is primarily related to an increase in research and development expenses of $5.3 million related to laboratory supplies, research materials and services for the further advancement of our early-stage research programs; and an increase in personnel-related costs of $3.7 million, which includes equity-based compensation expense, driven by our growth to 151 research and development employees as of March 31, 2018 from 88 research and development employees as of March 31, 2017.

Research and development expenses consist of expenses incurred in performing research and development activities, including compensation and benefits, which includes equity-based compensation, for full-time research and development employees, facility-related expenses, overhead expenses, lab supplies and contract research services.

Through 2018, we expect research and development expenses to increase as we continue to grow our research and development team and advance our research plans.

General and Administrative

General and administrative expenses increased $1.7 million to $7.4 million during the three months ended March 31, 2018, compared to $5.7 million during the three months ended March 31, 2017. This increase was primarily related to an increase of $1.6 million in personnel-related costs, which includes equity-based compensation expense, as we grew to 46 general and administrative employees as of March 31, 2018 from 31 general and administrative employees as of March 31, 2017.

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

Through 2018, we expect general and administrative expenses to increase as we continue to support the research and development team and advance our research plans.

Interest Income

Interest income increased by $0.8 million to $1.1 million during the three months ended March 31, 2018 as compared to $0.3 million during the three months ended March 31, 2017. This increase was caused by an increase in our average cash balance compared to the same period in the prior year.

Interest income is income earned on our cash equivalents. The increase in interest income is due to the increase in interest-bearing money market accounts, commercial paper and U.S. treasury securities, as compared to the same period in the prior year.

Liquidity and Capital Resources

Since our inception through March 31, 2018, we have raised an aggregate of $508.6 million to fund our operations, of which $112.1 million was through our collaboration agreements, $170.5 million was from our initial public offering and concurrent private placements, $141.0 million was from a secondary offering and $85.0 million was from the sale of convertible preferred stock. As of March 31, 2018, we had $327.8 million in cash and cash equivalents.

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

Outlook

Based on our research and development plans and our expectations related to the progress of our programs, we expect that our cash and cash equivalents as of March 31, 2018, as well as technology access and research funding from Novartis and Regeneron, will enable us to fund our ongoing operating expenses and capital expenditures through mid-2020, excluding any potential milestone payments or extension fees that could be earned and distributed under the collaboration agreements with Novartis and Regeneron or any strategic use of capital not currently in the base case planning assumptions. We have based this estimate on current assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect.

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

Cash Flows

The following is a summary of cash flows for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
	(In millions)
Net cash used in operating activities	$(17.8)	$(11.4)
Net cash used in investing activities	(1.9)	(4.2)
Net cash provided by financing activities	6.7	—

Net cash used in operating activities

Net cash used in operating activities of $17.8 million during the three months ended March 31, 2018 primarily reflects increased spend in our research and development and general and administrative activities, offset in part by the receipt of $6.0 million from Novartis. Net cash used in operating activities of $11.4 million during the three months ended March 31, 2017 primarily reflects spend in our research and development and general and administrative activities, offset in part by the receipt of $6.0 million from Novartis.

Net cash used in investing activities

Net cash used in investing activities during the three months ended March 31, 2018 and 2017 relate to purchases of property and equipment as we grow our operations and build out our office and laboratory facilities.

Net cash provided by financing activities

Net cash provided by financing activities during the three months ended March 31, 2018 is made up of $6.7 million in cash received from the exercise of stock options.

Critical Accounting Policies

Our critical accounting policies require the most significant judgments and estimates in the preparation of our consolidated financial statements. Management has determined that our most critical accounting policies are those relating to revenue recognition and equity-based compensation. As discussed in Note 2 to our consolidated financial statements, we adopted Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”) effective January 1, 2018. There have been no other significant changes to our critical accounting policies from those which were discussed in our Annual Report on Form 10-K for the year ended December 31, 2017.

Recent Accounting Pronouncements

Please read Note 2 to our consolidated financial statements included in Part I, Item 1, “Notes to Consolidated Financial Statements,” of this quarterly report on Form 10-Q for a description of recent accounting pronouncements applicable to our business.

Contractual Obligations

There were no material changes to our contractual obligations during the three months ended March 31, 2018. For a complete discussion of our contractual obligations, please refer to our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2017.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements as defined under the rules and regulations of the Securities and Exchange Commission.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of March 31, 2018, we had cash equivalents of $314.0 million consisting of interest-bearing money market accounts, commercial paper and U.S. treasury securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and the low risk profile of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future investment income.

We do not have any foreign currency or other derivative financial instruments, and we do not believe that inflation had a material effect on our results of operations during the three months ended March 31, 2018. Inflation generally affects us by increasing our cost of labor and clinical trial costs.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company has established disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including the principal executive officer (our “Chief Executive Officer”) and principal financial and accounting officer (our “Chief Financial Officer”), to allow timely decisions regarding required disclosure.

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2018.

Changes in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation related to intellectual property, commercial arrangements and other matters. “Item 3. Legal Proceedings” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 includes discussions of our current legal proceedings. There have been no material changes to those disclosures as of the date of this filing.

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. Careful consideration should be given to the following risk factors, in addition to the other information set forth in this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K for the year ended December 31, 2017 and in other documents that we file with the SEC, in evaluating the Company and our business. If any of the following risks and uncertainties actually occurs, our business, prospects, financial condition and results of operations could be materially and adversely affected. The risks described below are not intended to be exhaustive and are not the only risks facing the Company. New risk factors can emerge from time to time, and it is not possible to predict the impact that any factor or combination of factors may have on our business, prospects, financial condition and results of operations.

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

We have principally concentrated our research efforts to date on bringing CRISPR/Cas9-based therapeutics to the clinic for various initial indications, and our future success is highly dependent on the successful development of CRISPR-based genome editing technologies, cellular delivery methods and therapeutic applications for these indications. These indications are the principal focus of our initial development efforts, and we may decide to alter or abandon these programs as new data become available and we gain experience in developing CRISPR/Cas9-based therapeutics. We cannot be sure that our CRISPR/Cas9 technologies will yield satisfactory products that are safe and effective, scalable or profitable in our selected indications or any other indication we pursue.

Public perception and related media coverage of potential therapy-related efficacy or safety issues, including adoption of new therapeutics or novel approaches to treatment, as well as ethical concerns related specifically to genome editing and CRISPR/Cas9, may adversely influence the willingness of subjects to participate in clinical trials, or if any therapeutic is approved, of physicians and patients to accept these novel and personalized treatments. Physicians, health care providers and third-party payors often are slow to adopt new products, technologies and treatment practices, particularly those that may also require additional upfront costs and training. Physicians may not be willing to undergo training to adopt these novel and personalized therapies, may decide the particular therapy is too complex or potentially risky to adopt without appropriate training, and may choose not to administer the therapy. Further, due to health conditions, genetic profile or other reasons, certain patients may not be candidates for the therapies. In addition, responses by the U.S., state or foreign governments to negative public perception, ethical concerns or financial considerations may result in new legislation, regulations, or medical standards, that could limit our ability to develop or commercialize any product candidates, obtain or maintain regulatory approval or otherwise achieve profitability. Based on these and other factors, health care providers and payors may decide that the benefits of these new therapies do not or will not outweigh their costs.

Our ability to generate product revenue is dependent on the success of our application of CRISPR/Cas9 technology for human therapeutic use, which is at an early stage of development and will require significant additional discovery efforts, preclinical testing and clinical studies, as well as applicable regulatory guidance for preclinical testing and clinical studies from the Food and Drug Administration (“FDA”) and other regulatory authorities, before we can seek regulatory approval and begin commercial sales of any potential product candidates.

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

Additionally, because our in vivo technology involves genome editing across multiple cell and tissue types, we are subject to many of the challenges and risks that gene therapies face, including:

•

regulatory guidance regarding the requirements governing gene and cell therapy products have changed frequently and may continue to change in the future. To date, only a limited number of products that involve the in vivo genetic modification of patient cells have been approved globally;

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

Further, because our ex vivo product candidates involve gene editing human cells and then manufacturing and delivering modified cells to patients, we are subject to many of the challenges and risks that cell therapies face, including:

•

clinical trials using genetically modified cells conducted at institutions that receive funding for recombinant DNA research from the National Institutes of Health (“NIH”), may be subject to review by the Recombinant DNA Advisory Committee (“RAC”). Although the FDA decides whether individual protocols may proceed, the RAC review process can impede the initiation of a clinical trial, even if the FDA has reviewed the study and it has become effective under an IND; and

•	clinical trials using engineered cell therapies require unique products to be created for each patient and such individualistic manufacturing may be both inefficient and cost-prohibitive.

To date, although human clinical trials for other in vivo genome editing-based therapeutics have been authorized by the FDA, neither we nor any other company has received regulatory approval in the U.S. or EU to commence human clinical trials utilizing in vivo CRISPR/Cas9-based therapeutics or to market in vivo therapeutics utilizing any genome editing technology, including CRISPR/Cas9. There is no certainty that the FDA or European Medicines Agency (“EMA”) will apply to CRISPR/Cas9 product candidates the same regulatory pathway and requirements it is applying to other in vivo genome editing-based therapeutics; and the FDA and other regulatory authorities have not yet provided written guidance regarding preclinical or clinical studies or regulatory approval pathways specific for in vivo genome editing-based therapeutics. In addition, if any product candidates encounter safety or efficacy problems, developmental delays, regulatory issues or other problems, our development plans and business could be significantly harmed. Further, competitors that are developing in vivo products with similar technology may experience problems with their product candidates or programs that could in turn cause us to identify problems with our product candidates and programs that would potentially harm our business.

Further, significant uncertainty exists regarding the future scope and effect of the FDA’s regulatory framework, in particular relating to the review and approval of human therapeutic products because the current U.S. administration and federal legislators have publicly declared their intention to significantly modify the current legal framework governing the FDA. Any such changes to the FDA requirements could impact our ability to obtain approval for our products or sell them profitably. In addition, in the EU, the decision of the United Kingdom to withdraw from the EU has required the EMA to relocate to the Netherlands, and recruit and retain new personnel to review and approve our submissions for regulatory approval in Europe. EMA’s relocation could result in delays and other changes that may impact the timing and our ability to obtain approval for our products. Also, upon exiting the EU, the United Kingdom may enact legislation related to the approval and oversight of human therapeutics in that nation. Until any such legislation is enacted, we will be uncertain as to its effects on our business, including our ability to seek and obtain approval for our products in the United Kingdom.

In addition, during fiscal year 2017, non-commercial entities have commenced human trials involving in vivo CRISPR/Cas9-based therapeutics in China. Neither these entities nor the Chinese regulatory agencies have shared publicly any information on the regulatory process for clinical trial approval including specific protocol requirements. Any specific requirement from the Chinese regulatory agencies may impact our ability to submit or obtain approval for our products in China. Further, if these human trials are unsuccessful, or if they result in significant adverse events, including deaths, there could be a significant impact to the evaluation of our product candidates globally, as well as an increase in negative public opinion.

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

Gene therapy in general, and gene editing in particular, remain novel technologies, with only a limited number of gene therapy products approved to date in the U.S. and EU. Public perception may be influenced by claims that gene therapy or gene editing, including the use of CRISPR/Cas9, is unsafe or unethical, and gene therapy or gene editing may not gain the acceptance of the public or the medical community. In particular, our success will depend upon physicians who specialize in the treatment of diseases targeted by our product candidates prescribing treatments that involve the use of our product candidates in lieu of, or in addition to, existing treatments with which they are more familiar and for which greater clinical data may be available. In addition, responses by the U.S., state or foreign governments to negative public perception or ethical concerns may result in new legislation or regulations that could limit our ability to develop or commercialize any product candidates, obtain or maintain regulatory approval or otherwise achieve profitability. More restrictive statutory regimes, government regulations or negative public opinion would have an adverse effect on our business, financial condition, results of operations and prospects and may delay or impair the development and commercialization of our product candidates or demand for any products we may develop. For example, earlier gene therapy trials led to several well-publicized adverse events, including cases of leukemia and death, and the FDA has previously initiated a clinical hold on a CAR-T cell therapy clinical trial due to patient deaths, and the company developing the therapy ultimately decided to stop the program. Serious adverse events in our clinical trials, or other clinical trials involving gene therapy or gene editing products or our competitors’ products, even if not ultimately attributable to the relevant product candidates, and the resulting publicity could result in increased government regulation, unfavorable public perception, potential regulatory delays in the testing or approval of our product candidates, stricter labeling requirements for those product candidates that are approved and a decrease in demand for any such product candidate.

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

The reported results of our NHP studies are based on top-line interim data and may ultimately differ from actual results once additional data are received and fully evaluated.

The reported results of the NHP studies that we have publicly disclosed, and that are discussed herein and in documents we incorporated by reference, consist of top-line interim data. Top-line interim data are based on a preliminary analysis of currently-available data from an ongoing series of studies, and therefore the reported results, findings and conclusions related to these data are subject to change following a comprehensive review of the more extensive data that we expect to receive related to the studies. Our reported results and related top-line interim data are based on assumptions, estimations, calculations and information currently available to us, and we have not received or had an opportunity to fully evaluate all of the data related to the studies. As a result, the top-line interim data results that we have reported may differ from future results, or different conclusions or considerations may qualify such results, once the current data or additional data have been received and fully evaluated. In addition, third parties, including regulatory agencies, may not accept or agree with our assumptions, estimations, calculations or analyses, or may interpret or weigh the importance of data differently, which could impact the value of our technology, the approvability or commercialization of product candidates and our business in general. If the top-line interim data that we have reported related to NHP differ from actual results or is perceived as insufficient or faulty, our ability to obtain approval for, and commercialize, our products may be harmed, which could harm our business, financial condition, operating results or prospects.

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

Successful completion of clinical trials is a prerequisite to submitting a New Drug Application (“NDA”) or Biologics License Application (“BLA”) to the FDA, a Marketing Authorization Application to the EMA and similar filings to comparable foreign regulatory authorities, for each product candidate and, consequently, the ultimate approval and commercial marketing of any product candidates. We do not know whether any of our clinical trials will begin or be completed on schedule, if at all.

We may experience delays in completing our preclinical studies and initiating or completing clinical trials. We also may experience numerous unforeseen events during, or as a result of, any future clinical trials that we could conduct, which could delay or prevent our ability to receive marketing approval or commercialize our product candidates, including:

•	regulators, institutional review boards (“IRB”s) or ethics committees may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;
•

we may experience delays in reaching, or fail to reach, agreement on acceptable terms with prospective trial sites and prospective contract research organizations (“CRO”s), the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

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
•

our product candidates may have undesirable side effects or other unexpected characteristics, causing us or our investigators, regulators, IRBs or ethics committees to suspend or terminate the trials, or reports may arise from preclinical or clinical testing of other gene therapies or gene editing-based therapies that raise safety or efficacy concerns about our product candidates; and

•

the FDA or other regulatory authorities may require us to submit additional data, such as long-term toxicology studies, or impose other requirements before permitting us to initiate or rely on a clinical trial.

We could also encounter delays if a clinical trial is suspended or terminated by us, the IRBs of the institutions in which such trials are being conducted, the Data Safety Monitoring Board (“DSMB”) for such trial or FDA or other regulatory authorities. Such authorities may impose such a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by FDA or other regulatory authorities resulting in the imposition of a clinical hold, manufacturing or quality control issues, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product or treatment, failure to establish or achieve clinically meaningful trial endpoints, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. Many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates. Further, the FDA or other regulatory authorities may disagree with our clinical trial design and our interpretation of data from clinical trials, or may change the requirements for approval even after they have reviewed and commented on the design for our clinical trials.

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

Therapeutic applications of gene editing technologies, and CRISPR/Cas9 in particular, for both in vivo products and in engineered cell therapies, are unproven and must undergo rigorous clinical trials and regulatory review before receiving marketing authorization. If the results of our clinical studies or those of any other third parties, including with respect to gene editing technology or engineered cell therapies, are inconclusive, fail to show efficacy or if such clinical trials give rise to safety concerns or adverse events, we may:

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

Competitors in our efforts to provide genetic therapies to patients can be grouped into at least three sets based on their product discovery platforms:

•	genome editing companies focused on CRISPR/Cas9 including: Casebia Therapeutics, LLC, CRISPR Therapeutics, Inc., Editas Medicine, Inc., ToolGen, Inc. and Tracr Hematology Limited;
•	other genome editing companies including: bluebird bio, Inc., Cellectis S.A., Homology Medicines, Inc., Poseida, Inc., Precision BioSciences, Inc. and Sangamo Therapeutics, Inc.; and
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

We are not profitable and have incurred losses in each period since our inception. Our net loss was $21.4 million for the three months ended March 31, 2018. As of March 31, 2018, we had an accumulated deficit of $137.0 million. We expect these losses to increase as we continue to incur significant research and development and other expenses related to our ongoing operations, seek regulatory approvals for our future product candidates, scale-up manufacturing capabilities, maintain, expand and protect our intellectual property portfolio and hire additional personnel to support the development of our product candidates and to enhance our operational, financial and information management systems.

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

We have limited capabilities for product discovery and development and do not yet have any capability for sales, marketing or distribution. Accordingly, we have entered, and plan to enter, into collaborations with other companies, including our therapeutic-focused collaboration agreements with Novartis and Regeneron, that we believe can provide such capabilities. These therapeutic-focused collaborations provide us with important technologies and funding for our programs and technology, and we expect to receive additional technologies and funding under these and other collaborations in the future. Our existing therapeutic collaborations, and any future collaborations we enter into, may pose a number of risks, including the following:

•	collaborators have significant discretion in determining the efforts and resources that they will apply;
•	collaborators may not perform their obligations as expected;
•	collaborators may dispute the amounts of payments owed;
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

The facilities used by our contract manufacturers to manufacture our product candidates must be approved by the FDA or other foreign regulatory agencies pursuant to inspections that will be conducted after we submit an application to the FDA or other foreign regulatory agencies. We will be dependent on our contract manufacturing partners for compliance with legal and regulatory requirements for manufacture, including current good manufacturing practice (“cGMP”), and in certain cases, current good tissue practice (“cGTP”), requirements of our product candidates. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or other regulatory authorities, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities. In addition, we have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved.

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

We will rely heavily on third parties over the course of our clinical trials, and, as a result, will have limited control over the clinical investigators and limited visibility into their day-to-day activities, including with respect to their compliance with the approved clinical protocol and other legal, regulatory and scientific standards. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol and legal, regulatory and scientific standards, and our reliance on third parties does not relieve us of our legal responsibilities. We and these third parties are required to comply with good clinical practice (“GCP”) requirements, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for product candidates in clinical development. Regulatory authorities enforce these GCP requirements through periodic inspections of trial sponsors, clinical investigators and trial sites. If we or any of these third parties fail to comply with applicable GCP requirements, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to suspend or terminate these trials or perform additional preclinical studies or clinical trials before approving our marketing applications. We cannot be certain that, upon inspection, such regulatory authorities will determine that any of our clinical trials comply with the GCP requirements. In addition, our clinical trials must be conducted with product produced under cGMP, and in certain cases, cGTP, requirements and may require a large number of test patients.

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

•

federal civil and criminal false claims laws and civil monetary penalties laws, including the civil False Claims Act, which impose criminal and civil penalties on individuals or entities for, among other things, knowingly presenting, or causing to be presented to the U.S. federal government, claims for payment or approval that are false or fraudulent or knowingly making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government. In addition, the government may assert that a claim including items and services resulting from a violation of the U.S. federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act;

•

the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which imposes criminal and civil liability for knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private) and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items or services. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

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

•

the Foreign Corrupt Practices Act (“FCPA”) and other laws which prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. persons and issuers as defined by the statute for the purpose of obtaining or retaining business; and

•

the Federal Food, Drug and Cosmetic Act, which prohibits, among other things, the commercialization of adulterated or misbranded of drugs and medical devices and the Public Health Service Act, which prohibits, among other things, the commercialization of biological products unless a biologics license is in effect.

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

Third parties may seek to claim intellectual property rights that encompass or overlap with intellectual property that we own or license from others. Legal proceedings may be initiated to determine the scope and ownership of these rights, and could result in our loss of rights, including injunctions or other equitable relief that could effectively block our ability to further develop and commercialize our product candidates. For example, through our 2014 license agreement with Caribou, we sublicense the rights of the Regents of the University of California and the University of Vienna (collectively, UC/Vienna) to a worldwide patent portfolio that covers methods of use and compositions relating to engineered CRISPR/Cas9 systems for, among other things, cleaving or editing DNA and altering gene product expression in various organisms, including eukaryotic cells. We sublicense the UC/Vienna rights to this portfolio for human therapeutic, prophylactic and palliative uses, including companion diagnostics, except for anti-fungal and anti-microbial uses. This patent portfolio to-date includes, for example, one allowed and multiple allowable patent applications in the U.S., as well as granted patents from the European Patent Office, the United Kingdom’s Intellectual Property Office, the German Patent and Trade Mark Office, Australia’s Intellectual Property agency and China’s Intellectual Property Office. Because UC/Vienna co-own this portfolio with Dr. Emmanuelle Charpentier (from whom we do not have sublicense rights), we refer to this co-owned worldwide patent portfolio as the UC/Vienna/Charpentier patent family. The Broad Institute, Massachusetts Institute of Technology, the President and Fellows of Harvard College and the Rockefeller University (collectively, the Broad Institute patent family) co-own patents and patent applications that also claim certain aspects of CRISPR/Cas9 systems to edit genes in eukaryotic cells, including human cells. Because the respective owners of a UC/Vienna/Charpentier patent application and the Broad Institute patent family both allege owning intellectual property claiming overlapping aspects of CRISPR/Cas9 systems and methods to edit genes in eukaryotic cells, including human cells, our ability to market and sell CRISPR/Cas9-based human therapeutics may be adversely impacted depending on the scope and actual ownership over the inventions claimed in the competing patent portfolios. In January 2016, an interference proceeding was declared in the U.S. Patent and Trademark Office (“USPTO”) between the claims from one UC/Vienna/Charpentier patent application we sublicense through Caribou and certain U.S. patents and one application of the Broad Institute patent family to determine which set of inventors invented first and, thus, is entitled to patents on the invention in the U.S. In February 2017, the Patent Trial and Appeal Board (“PTAB”) dismissed the interference proceeding finding that the respective patent claims involved in the interference were distinct such that they did not meet the legal requirement to proceed with the interference. The PTAB did not make any decision regarding inventorship or priority, and therefore ownership, of the inventions claimed by the patents and applications at issue. UC/Vienna/Charpentier appealed to the U.S. Court of Appeals for the Federal Circuit seeking a review and reversal of the PTAB’s decision to terminate the interference.

The Federal Circuit conducted the hearing on the appeal on April 30, 2018, and the Company expects a decision subsequent to such hearing. In addition, several other parties also claim and are seeking intellectual property rights that could overlap with aspects of the CRISPR/Cas9 inventions covered by the UC/Vienna/Charpentier patent portfolio, which could result in other legal proceedings, including interference proceedings, to determine the ownership and scope of the inventions claimed by each party including UC/Vienna/Charpentier. If UC/Vienna/Charpentier are unable to prevail in their inventorship claims or if the scope of their claims is narrowed through these legal proceedings, then we could be prevented from developing and commercializing all or some of our products candidates unless we can obtain rights to the third-parties’ intellectual property, or avoid or invalidate it.

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

Intellectual property owned by third parties relating to CRISPR/Cas9 or other related technologies necessary to develop, manufacture and commercialize viable CRISPR/Cas9 therapeutics – such as compositions of the products or components, methods of treatment, delivery technologies, chemical modifications, and analytical and manufacturing methods – could adversely impact our ability to ultimately market and sell products. Third parties may own intellectual property, including patents, that cover all or aspects of our technologies and potential products, and may be necessary for us to develop or commercialize viable products. If we are unable to successfully license, avoid or challenge such third-party intellectual property, we may not be able to develop and commercialize viable products in all or certain jurisdictions. In addition, if the intellectual property covering our products or technologies that we own or license were to be legally impaired or lost, we may be unable to realize sufficient financial returns to support the development or commercialization of our products. For additional information regarding the risks that may apply to our and our licensors’ intellectual property rights, see the section entitled “Risks Related to Our Intellectual Property” appearing elsewhere in this report for more information.

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

The Broad Institute patent family includes issued patents in the U.S. and Europe that purport to cover certain aspects of the CRISPR/Cas9 gene editing platform for use on eukaryotic cells, including human cells. On January 11, 2016, the PTAB declared an interference proceeding between certain patents and a patent application of the Broad Institute patent family and one UC/Vienna/Charpentier patent application to determine, based on priority of invention, whether the contested inventions belong either to UC/Vienna/Charpentier or to the Broad Institute in the U.S. This interference proceeding was discontinued by the PTAB in February 2017 without any finding regarding inventorship or priority. In discontinuing the interference proceeding, the PTAB found that the claim sets presented by the two parties were “patentably distinct” from each other and, thus, did not meet the statutory requirements for continuing the proceeding. In April 2017, UC/Vienna/Charpentier appealed to the U.S. Court of Appeals for the Federal Circuit seeking a review and reversal of the PTAB’s decision to terminate the interference, and briefing by the parties has been completed. Unless otherwise resolved, the Federal Circuit is expected to render a decision after an oral hearing, which was held on April 30, 2018. In addition, UC/Vienna/Charpentier continue to prosecute other patent claims covering the CRISPR/Cas9 inventions, which could also result in allowable or issued patents in the U.S. Certain of the claims being prosecuted by UC/Vienna/Charpentier, if found allowable by the USPTO, could lead to interference proceedings against patents or patent applications owned by other parties, including the Broad Institute patent family, with respect to certain claims expressly relating to the use of CRISPR/Cas9 in eukaryotic cells. We cannot be certain which of these results, if any, will actually occur. Further, the effects that any such results may have on us and our intellectual property position, including whether UC/Vienna/Charpentier will ultimately be successful in prosecuting to issuance a patent covering the CRISPR/Cas9 system that we are able to use under our license agreement with Caribou, are currently unknown. The Broad could seek to assert its issued patents against us based on our CRISPR/Cas9-based activities, including commercialization. Defense of these claims, regardless of their merit, would involve substantial litigation expense, would be a substantial diversion of management and other employee resources from our business and may impact our reputation. In the event of a successful claim of infringement against us, we may have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, obtain one or more licenses from third parties, pay royalties or redesign our infringing products, which may be impossible or require substantial time and monetary expenditure. In that event, we could be unable to further develop and commercialize our product candidates, which could harm our business significantly.

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

The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our owned and licensed patents may be challenged in the courts or patent offices in the U.S. and abroad. There is a substantial amount of litigation as well as administrative proceedings for challenging patents, including interference, derivation, and reexamination proceedings before the USPTO and oppositions and other comparable proceedings in foreign jurisdictions, involving patents and other intellectual property rights in the biotechnology and pharmaceutical industries, and we expect this to be true for the CRISPR/Cas9 space as well. For example, a number of third parties have filed oppositions challenging the validity, and seeking the revocation, of the CRISPR/Cas9 genome editing patents granted to UC/Vienna/Charpentier by the European Patent Office to date.

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

We have received confidential and proprietary information from third parties. In addition, we employ individuals who were previously employed at other biotechnology or pharmaceutical companies as well as academic research institutions. We may be subject to claims that we or our employees, consultants, or independent contractors have inadvertently or otherwise used or disclosed confidential information of these third parties or our employees’ former employers. Litigation may be necessary to defend against these claims, which could result in money damages or a judicial order prohibiting the use of certain intellectual property. Even if we are successful in defending against these claims, litigation could result in substantial cost and be a distraction to our management and employees.

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

As of March 31, 2018, our executive officers, directors, five percent or greater stockholders and their affiliates beneficially own approximately 43.6% of our outstanding voting stock. These stockholders may have the ability to influence us through their ownership positions. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to control elections of directors or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), we are required to furnish a report by our management on our internal control over financial reporting. However, while we remain an emerging growth company, we are not required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we are engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. If we identify one or more material weaknesses, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

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

The laws and rules dealing with U.S. federal, state and local income taxation are routinely being reviewed and modified by governmental bodies, officials and regulatory agencies, including the Internal Revenue Service and the U.S. Treasury Department. Since the Company was founded in 2014, many such changes have been made and changes are likely to continue to occur in the future. For example, in December 2017, the U.S. president signed into law the TCJA that significantly reforms the Internal Revenue Code of 1986, as amended, or the Code. The TCJA, among other things, includes changes to U.S. federal tax rates, imposes significant additional limitations on the deductibility of interest and net operating loss carryforwards, allows for the expensing of capital expenditures, and effectuates the migration from a “worldwide” system of taxation to a territorial system. Our net deferred tax assets and liabilities have been revalued at the newly enacted U.S. corporate rate. The impact of this tax reform is uncertain and could be adverse. It cannot be predicted whether, when, in what form, or with what effective dates, tax laws, regulations and rulings may be enacted, promulgated or issued, that could result in an increase in our or our shareholders’ tax liability.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

We have incurred substantial losses during our history and do not expect to become profitable in the near future, and we may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire. As of December 31, 2017, we had federal and state net operating loss carryforwards of $36.7 million and $27.8 million, respectively, which begin to expire in 2034. As of December 31, 2017, we had federal and state research and development tax credit carryforwards of approximately $3.4 million and $2.5 million, which begin to expire in 2034 and 2030, respectively. Our net deferred tax assets and liabilities have been revalued at the newly enacted U.S. corporate rate. Under Sections 382 and 383 of the Code, if a corporation undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards, or NOLs, and other pre-change tax attributes (such as research and development tax credits) to offset its post-change income or taxes may be limited. We may have experienced ownership changes in the past and may experience ownership changes in the future as a result of this offering and/or subsequent shifts in our stock ownership (some of which shifts are outside our control). As a result, if we earn net taxable income, our ability to use our pre-change NOLs to offset such taxable income could be subject to limitations. Similar provisions of state tax law may also apply. As a result, even if we attain profitability, we may be unable to use a material portion of our NOLs and other tax attributes. Under the TCJA, net operating losses generated after December 31, 2017 are not subject to expiration.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 6. Exhibits

The following exhibits are incorporated by reference or filed as part of this report.

10.1	Form of Amended and Restated Employment Agreement (1)

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (2)

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (2)

32.1

Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, by John M. Leonard, M.D., President and Chief Executive Officer of the Company, and Graeme Bell, Executive Vice President, Chief Financial Officer of the Company. (2)

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-37766) filed with the Securities and Exchange Commission on April 17, 2018.
(2)	Filed with this Form 10-Q.

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