Form 10-Q
period 2018-06-30
Intellia Therapeutics, Inc.
filed 2018-08-01
CIK 1652130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

The number of shares outstanding of the registrant’s common stock as of July 27, 2018: 43,200,633 shares.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

INTELLIA THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Amounts in thousands except share and per share data)

	June 30, 2018	December 31, 2017
ASSETS
Current Assets:
Cash and cash equivalents	$305,538	$340,678
Accounts receivable	8,609	10,471
Prepaid expenses and other current assets	3,482	3,681
Total current assets	317,629	354,830
Property and equipment, net	16,580	15,272
Other assets	5,569	6,133
Total Assets	$339,778	$376,235
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$335	$2,172
Accrued expenses	9,156	7,999
Current portion of deferred revenue	15,678	21,188
Total current liabilities	25,169	31,359
Deferred revenue, net of current portion	35,181	44,111
Other long-term liabilities	92	168
Commitments and contingencies
Stockholders' Equity:
Common stock, $0.0001 par value; 120,000,000 shares authorized, 43,188,012 shares and 42,384,623 shares issued and outstanding, respectively	4	4
Additional paid-in capital	438,589	421,706
Accumulated deficit	(159,257)	(121,113)
Total stockholders' equity	279,336	300,597
Total Liabilities and Stockholders' Equity	$339,778	$376,235

See notes to consolidated financial statements.

INTELLIA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Amounts in thousands except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Collaboration revenue	$7,677	$5,917	$15,146	$12,132
Operating expenses:
Research and development	23,467	15,565	45,960	28,996
General and administrative	7,805	6,369	15,211	12,101
Total operating expenses	31,272	21,934	61,171	41,097
Operating loss	(23,595)	(16,017)	(46,025)	(28,965)
Interest income	1,376	424	2,450	741
Net loss	$(22,219)	$(15,593)	$(43,575)	$(28,224)
Net loss per share, basic and diluted	$(0.52)	$(0.45)	$(1.03)	$(0.81)
Weighted average shares outstanding, basic and diluted	42,836	34,916	42,441	34,820

See notes to consolidated financial statements.

INTELLIA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in thousands)

	Six Months Ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(43,575)	$(28,224)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,085	1,371
(Gain) Loss on disposal of property and equipment	(29)	62
Equity-based compensation	9,008	5,479
Changes in operating assets and liabilities:
Accounts receivable	1,862	3,690
Prepaid expenses and other current assets	199	(320)
Accounts payable	(1,599)	(670)
Accrued expenses	305	(252)
Deferred revenue	(9,009)	(8,710)
Other assets	564	557
Other long-term liabilities	(76)	(59)
Net cash used in operating activities	(40,265)	(27,076)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,750)	(5,434)
Net cash used in investing activities	(2,750)	(5,434)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from options exercised	7,277	137
Issuance of shares through employee stock purchase plan	598	356
Net cash provided by financing activities	7,875	493
Net decrease in cash and cash equivalents	(35,140)	(32,017)
Cash and cash equivalents, beginning of period	340,678	273,064
Cash and cash equivalents, end of period	$305,538	$241,047
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Purchases of property and equipment unpaid at period end	$1,417	$1,040

See notes to consolidated financial statements.

INTELLIA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Overview and Basis of Presentation

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

3) Determine the transaction price

The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring goods and services to the customer. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing either the expected value method or the most likely amount method, depending on the nature of the variable consideration. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. Any estimates, including the effect of the constraint on variable consideration, are evaluated at each reporting period for any changes. Determining the transaction price requires significant judgment, which is discussed in further detail for each of the Company’s collaboration agreements in Note 5. In addition, neither of the Company’s contracts as of June 30, 2018 contained a significant financing component.

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

As of June 30, 2018, the Company’s only revenue recognized is related to collaboration agreements with third parties. As discussed in further detail in Note 5, the Company enters into out-licensing agreements which are within the scope of ASC 606, under which it licenses certain rights to its product candidates to third parties. The terms of these arrangements typically include payment to the Company of one or more of the following: nonrefundable, upfront fees; development, regulatory, and commercial milestone payments; research and development funding payments; and royalties on the net sales of licensed products. Each of these payments results in collaboration revenues, except for revenues from royalties on the net sales of licensed products, which are classified as royalty revenues.

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

The following table presents changes in the Company’s contract liabilities during the six months ended June 30, 2018 (in thousands):

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Six Months Ended June 30, 2018
Contract liabilities:
Deferred revenue	$59,868	$2,000	$(11,009)	$50,859

During the six months ended June 30, 2018, the Company recognized the following revenues as a result of changes in the contract liability balance (in thousands):

Revenue recognized in the period from:	Six Months Ended June 30, 2018
Amounts included in the contract liability at the beginning of the period	$11,009

The following tables show the impact of adoption to our consolidated statement of income and balance sheet (in thousands):

	Three Months Ended June 30, 2018
	Impact of changes in accounting policies
	As Reported	Balances without adoption of ASC 606	Effect of Change Higher/(Lower)
Collaboration revenue	$7,677	$8,681	$(1,004)
Operating loss	(23,595)	(22,591)	(1,004)
Net loss	$(22,219)	$(21,215)	$(1,004)
Net loss per share, basic and diluted	$(0.52)	$(0.50)	$(0.02)

	Six Months Ended June 30, 2018
	Impact of changes in accounting policies
	As Reported	Balances without adoption of ASC 606	Effect of Change Higher/(Lower)
Collaboration revenue	$15,146	$16,355	$(1,209)
Operating loss	(46,025)	(44,816)	(1,209)
Net loss	$(43,575)	$(42,366)	$(1,209)
Net loss per share, basic and diluted	$(1.03)	$(1.00)	$(0.03)

	June 30, 2018
	Impact of changes in accounting policies
	As Reported	Balances without adoption of ASC 606	Effect of Change Higher/(Lower)
Liabilities:
Deferred revenue - current	$15,678	$18,575	$(2,897)
Deferred revenue - noncurrent	35,181	36,506	(1,325)
Stockholders' equity:
Accumulated deficit	$(159,257)	$(163,479)	$4,222

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

The Company’s financial instruments as of June 30, 2018 and December 31, 2017 consisted primarily of cash and cash equivalents, accounts receivable and accounts payable. As of June 30, 2018 and December 31, 2017, the Company’s financial assets recognized at fair value on a recurring basis consisted of the following:

	Fair Value as of June 30, 2018
	Total	Level 1	Level 2	Level 3
	(In thousands)
Cash equivalents	$300,332	$300,332	$—	$—
Total	$300,332	$300,332	$—	$—

	Fair Value as of December 31, 2017
	Total	Level 1	Level 2	Level 3
	(In thousands)
Cash equivalents	$330,896	$330,896	$—	$—
Total	$330,896	$330,896	$—	$—

The Company estimates the fair value of its cash equivalents using quoted market prices in active markets. Other financial instruments, including accounts receivable and accounts payable, are carried at cost, which approximate fair value due to the short duration and term to maturity.

4.	Accrued Expenses

Accrued expenses consisted of the following:

	June 30,	December 31,
	2018	2017
	(In thousands)
Research and development and professional expenses	$5,215	$3,226
Employee compensation and benefits	3,941	4,773
Accrued expenses	$9,156	$7,999

5.	Collaborations

Novartis Institutes for BioMedical Research

In December 2014, the Company entered into a strategic collaboration agreement (the “Novartis Agreement”) with Novartis Institutes for Biomedical Research, Inc. (“Novartis”), primarily focused on the development of new ex vivo CRISPR/Cas9-edited therapies using chimeric antigen receptor T cells (“CAR-T cells”) and hematopoietic stem cells (“HSCs”).

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

Collaboration Revenue

Through June 30, 2018, excluding amounts allocated to Novartis’ purchase of the Company’s Class A-1 and Class A-2 Preferred Units, the Company had recorded a total of $36.4 million in cash and accounts receivable under the Novartis Arrangement. Through June 30, 2018, the Company has recognized $33.3 million of collaboration revenue, including $2.4 million and $4.7 million during the three and six months ended June 30, 2018, respectively, and $2.3 million and $4.5 million during the three and six months ended June 30, 2017, respectively, in the consolidated statements of operations related to this agreement. As of June 30, 2018, there was approximately $14.0 million of the aggregate transaction price remaining to be recognized, which will be recognized through December 2019.

As of June 30, 2018 the Company did not have any accounts receivable related to this agreement.  As of December 31, 2017, the Company had accounts receivable of $6.0 million related to this agreement. As of June 30, 2018 and December 31, 2017, the Company had deferred revenue of $3.0 million and $11.2 million, respectively, related to this agreement. Amounts for 2018 are reflective of accounting under ASC 606 and amounts for 2017 are reflective of accounting under ASC 605 and therefore may not be comparable.

Regeneron Pharmaceuticals, Inc.

In April 2016, the Company entered into a license and collaboration agreement (the “Regeneron Agreement”) with Regeneron Pharmaceuticals, Inc. (“Regeneron”). The agreement includes a product component to research, develop and commercialize CRISPR/Cas-based therapeutic products primarily focused on genome editing in the liver as well as a technology collaboration component, pursuant to which the Company and Regeneron will engage in research and development activities aimed at discovering and developing novel technologies and improvements to CRISPR/Cas technology to enhance the Company’s genome editing platform. Under this agreement, the Company also may access the Regeneron Genetics Center and proprietary mouse models to be provided by Regeneron for a limited number of the Company’s liver programs.

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

The Company retains the exclusive right to solely develop products for certain indications. During the target selection process, the Company has the right to choose additional liver targets for its own development using commercially reasonable efforts. Certain targets that either the Company or Regeneron select are subject to further co-development and co-commercialization arrangements at the Company’s or Regeneron’s option, as applicable, which either can exercise pursuant to defined conditions. In addition, subject to certain restrictions, Regeneron will be able to replace a limited number of targets with substitute targets upon the payment of a specified replacement fee, in which case exclusive rights to the replaced target revert to the Company. Regeneron’s target selections are subject to certain additional restrictions, including that non-liver targets are not the subject of ongoing or planned research and development by the Company or are not the subject of a collaboration or pending collaboration with a third party.

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

Collaboration Revenue

Through June 30, 2018, excluding the amounts allocated to Regeneron’s purchase of common stock, the Company recorded a $75.0 million upfront payment and $8.7 million for research and development services under the Regeneron Arrangement. Through June 30, 2018, the Company has recognized $35.9 million of collaboration revenue, including $5.3 million and $10.4 million during the three and six months ended June 30, 2018, respectively, and $3.6 million and $7.7 million in the three and six months ended June 30, 2017, respectively, in the consolidated statements of operations related to this arrangement. As of June 30, 2018, there was approximately $47.8 million of the aggregate transaction price remaining to be recognized, which will be recognized ratably through April 2022.

As of June 30, 2018 and December 31, 2017, the Company had deferred revenue of $47.8 million and $54.1 million, respectively, and accounts receivable of $8.6 million and $4.5 million, respectively, related to this arrangement.

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

6.	Equity-Based Compensation

Equity-based compensation expense is classified in the consolidated statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Research and development	$2,633	$1,558	$5,026	$3,061
General and administrative	2,268	1,291	3,982	2,418
Total	$4,901	$2,849	$9,008	$5,479

Restricted Stock

The following table summarizes the Company’s restricted stock activity for the six months ended June 30, 2018:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested restricted stock as of January 1, 2018	479,822	$0.90
Granted	86,250	22.98
Vested	(298,229)	0.74
Cancelled	(6,802)	1.34
Unvested restricted stock as of June 30, 2018	261,041	$8.37

As of June 30, 2018, there was $3.3 million of unrecognized equity-based compensation expense related to restricted stock that is expected to vest. These costs are expected to be recognized over a weighted average remaining vesting period of 1.6 years.

Stock Options

The weighted average grant date fair value of options, estimated as of the grant date using the Black-Scholes option pricing model, was $16.64 per option and $17.94 per option for those options granted during the three and six months ended June 30, 2018, respectively, and $11.47 and $10.51 per option for those options granted during the three and six months ended June 30, 2017, respectively. Key assumptions used to apply this pricing model were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Risk-free interest rate	2.8%	1.5%	2.6%	1.9%
Expected life of options	5.5-6.25 years	6.0 years	5.5-6.25 years	6.0 years
Expected volatility of underlying stock	87.7%	94.0%	89.0%	92.7%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

The following is a summary of stock option activity for the six months ended June 30, 2018:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding at January 1, 2018	4,705,448	$12.09
Granted	998,286	24.09
Exercised	(777,484)	9.36
Forfeited	(45,256)	15.79
Outstanding at June 30, 2018	4,880,994	$14.94	8.53	$60,640
Exercisable at June 30, 2018	1,545,489	$10.06	7.84	$26,749

As of June 30, 2018, there was $37.9 million of unrecognized compensation cost related to stock options that are expected to vest. These costs are expected to be recognized over a weighted average remaining vesting period of 2.9 years.

7.	Loss Per Share

The Company calculates basic (loss) earnings per share by dividing (loss) income by the weighted average number of common shares outstanding. The Company computes diluted (loss) earnings per share after giving consideration to the dilutive effect of stock options and unvested restricted stock that are outstanding during the period, except where such securities would be anti-dilutive.

Basic and diluted loss per share was calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Net loss	$(22,219)	$(15,593)	$(43,575)	$(28,224)
Weighted average shares outstanding, basic and diluted	42,836	34,916	42,441	34,820
Net loss per share, basic and diluted	$(0.52)	$(0.45)	$(1.03)	$(0.81)

The following common stock equivalents were excluded from the calculation of diluted loss per share because their inclusion would have been anti-dilutive:

	Periods Ended June 30,
	2018	2017
	(In thousands)
Unvested restricted stock	261	982
Stock options	4,881	4,499
Total	5,142	5,481

8.	Related Party Transactions

Caribou Therapeutics

In July 2014, the Company issued Caribou Therapeutics Holdco, LLC, a wholly-owned subsidiary of Caribou, 8,110,599 Junior Preferred Units. As a result of this and related transactions, Caribou owned 9.3 percent of the Company’s voting interests as of March 31, 2018.

The Company recognized general and administrative expense of $0.3 million and $0.5 million during the three and six months ended June 30, 2018, respectively, and $0.4 million during each of the three and six months ended June 30, 2017, related to the Company’s obligation to pay 30.0 percent of Caribou’s patent prosecution, filing and maintenance costs.

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

The Company recognized collaboration revenue of $2.4 million and $4.7 million during the three and six months ended June 30, 2018 and $2.3 million and $4.5 million in the three and six months ended June 30, 2017, respectively, in the consolidated statements of operations related to this agreement. As of June 30, 2018 the Company had no accounts receivable recorded related to this agreement. As of December 31, 2017, the Company had recorded accounts receivable of $6.0 million related to this agreement. As of June 30, 2018 and December 31, 2017, the Company had recorded deferred revenue of $3.0 million and $11.2 million, respectively, related to this collaboration. Refer to Note 5, Collaborations, for additional information regarding this collaboration agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Information

This Quarterly Report on Form 10-Q contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may be identified by such forward-looking terminology as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. Our forward-looking statements are based on a series of expectations, assumptions, estimates and projections about our company, are not guarantees of future results or performance and involve substantial risks and uncertainty. We may not actually achieve the plans, intentions or expectations disclosed in these forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in these forward-looking statements. Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including the risks and uncertainties inherent in our statements regarding:

•	the initiation, timing, progress and results of our research and development programs and future preclinical and clinical studies;
•	our ability to use a modular platform capability or other strategy to efficiently discover and develop product candidates, including by applying learnings from one program to other programs;
•	our ability to research, develop or maintain a pipeline of product candidates;
•	our ability to manufacture or obtain material for our product candidates;
•	our ability to advance any product candidates into, and successfully complete, clinical studies, including clinical studies necessary for regulatory approval and commercialization;
•	our ability to advance our genome editing and therapeutic delivery capabilities;
•	the scope of protection, including patents and license rights, we are able to establish and maintain for intellectual property rights covering our product candidates and technology;
•	our ability to operate, including commercializing products, without infringing or breaching the proprietary or contractual rights of others;
•	the issuance or enforcement of regulatory requirements and guidance regarding preclinical and clinical studies for genome editing products;
•	the timing or likelihood of regulatory filings and approvals;
•	the commercialization of our product candidates, if approved;
•	the pricing and reimbursement of our product candidates, if approved;
•	the implementation of our business model, strategic plans for our business, product candidates and technology;
•	estimates of our expenses, future revenues, capital requirements and our needs for additional financing;
•	the potential benefits of strategic collaboration agreements and our ability to enter into strategic arrangements;
•	our ability to maintain and establish collaborations and intellectual property licenses and rights;
•	our financial performance or ability to obtain additional funding;
•	developments relating to our licensors, licensees, collaborators, competitors and our industry; and
•	other risks and uncertainties, including those listed under the caption “Risk Factors.”

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

Management Overview

Intellia Therapeutics, Inc. (“we,” “us,” “our,” “Intellia,” or the “Company”) was formed in 2014 and is a leading genome editing company focused on the development of proprietary, curative therapeutics utilizing a biological tool known as CRISPR/Cas9. We believe that the CRISPR/Cas9 technology has the potential to revolutionize treatment for genetic disease by permanently editing disease-associated genes or genetic material in the human body with a single treatment course, and via cell therapies that can replace a patient’s diseased cells or by using engineered immune cells to better treat cancer and immunological diseases. We intend to leverage our leading scientific expertise, clinical development experience and intellectual property (“IP”) position to unlock broad therapeutic applications of CRISPR/Cas9 genome editing and develop new therapeutic products.

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

We commenced active operations in mid-2014, and our operations to date have been limited to organizing and staffing our company, business planning, raising capital, developing our technology, identifying potential product candidates, undertaking preclinical research and studies and evaluating a clinical path for our pipeline programs. To date, we have financed our operations primarily through our collaborations with Novartis Institutes for BioMedical Research, Inc., (“Novartis”), and Regeneron Pharmaceuticals, Inc., (“Regeneron”), our initial public offering and concurrent private placements of our common and preferred stock, and a follow-on public offering. All of our revenue to date has been collaboration revenue. Since our inception and through June 30, 2018, we have raised an aggregate of approximately $510.6 million to fund our operations, of which $114.1 million was through our collaboration agreements, $170.5 million was from our initial public offering and concurrent private placements, $141.0 million was from a follow-on offering and $85.0 million was from the sale of convertible preferred stock.

We are building a full-spectrum genome editing company and believe our product focus, therapeutic discovery and development strength, delivery expertise and intellectual property portfolio make us well-positioned to translate the potential of the CRISPR/Cas9 system into clinically meaningful genome editing-based therapeutics. To maximize our opportunity to rapidly develop clinically successful products, we are applying a balanced and synergistic approach with our in vivo and ex vivo initial indications. Our approach is defined by four primary criteria: (i) the type of edit—knockout, repair or insertion; (ii) the delivery modality for and modularity of in vivo and ex vivo applications; (iii) the presence of established therapeutic endpoints; and (iv) the potential for the CRISPR/Cas9 system to provide therapeutic benefits when compared to existing therapeutic modalities. Our initial indications include in vivo programs focused on diseases attributable to genes expressed in the liver that have significant unmet medical needs – transthyretin amyloidosis, which we are co-developing with Regeneron, alpha-1 antitrypsin deficiency, inborn errors of metabolism, including primary hyperoxaluria, and chronic hepatitis B infection. Establishing liver knockout in the transthyretin amyloidosis program becomes the basis for extension to other tissues and edit types. For ex vivo applications, our wholly owned programs focus on next-generation, engineered cell therapy solutions that we expect will ultimately be allogenic. Our additional ex vivo programs use CRISPR/Cas9 to potentially create improved chimeric antigen receptor T cell (“CAR-T cell”) therapy, as well as engineered hematopoietic stem cell (“HSC”) product candidates, which are partnered with our collaborator Novartis as described below.

In September 2017, we presented data from our completed long-term, 52-week mouse study, to evaluate the durability of in vivo genome editing following a single, intravenous administration of CRISPR/Cas9. With a single dose, we achieved and maintained an approximately 97 percent reduction in serum transthyretin amyloidosis target gene (“TTR”) protein levels through 12 months. This sustained TTR reduction was caused by approximately 70 percent editing at the genomic target DNA site in livers (comprising the edited hepatocytes and other non-edited liver-associated cells). The treatment was well-tolerated at the time of administration and no adverse events were noted throughout the 52 weeks of follow-up study. These mouse durability results followed our presentation in August 2017 of initial data from rat studies demonstrating in vivo genome editing after a single, intravenous administration of CRISPR/Cas9. Across other studies we confirmed that our lipid nanoparticle (“LNP”) system is transiently present with 99 percent clearance of messenger RNA (“mRNA”) within 6 hours and of single guide RNA (“sgRNA”) within 24 hours in the liver. In our August 2017 presentation, we reported that, using our LNP system in rats, we had observed up to 91 percent reduction in serum TTR protein levels and up to 66 percent editing at the target DNA site in the subject animals.

In October 2017, we released interim top-line data regarding our in vivo non-human primate (“NHP”) exploratory pre-clinical studies. We reported liver genome editing rates ranging from 0.10 percent up to 32 percent after a single dose with various exploratory NHP guide RNAs (“gRNA”), LNP formulations and dosing regimens as well as with exploratory human cross-reactive gRNAs. In NHPs re-dosed with a subsequent application of our LNP formulations, we observed further editing that surpassed those levels achieved after a single dose, with multiple animals achieving a total of over 20 percent liver genome editing after a second dose.

These NHP results were similar to the results we observed in our initial rodent studies.  Upon further improvements to our delivery system, in May 2018, we presented data from ongoing NHP studies that demonstrated TTR genome editing and an associated reduction of transthyretin protein to what we estimate are therapeutically relevant levels (60 to 80 percent of baseline) after a single systemic administration of LNPs. Rates of editing were durable over the six-month period without re-dosing. We have begun investigational new drug (“IND”)-enabling activities for a human therapeutic and we anticipate submitting an IND application for our lead indication, transthyretin amyloidosis, by the end of 2019, subject to the results of these on-going activities and other studies. We continue to evaluate human guides and to optimize our proprietary LNP delivery system through single and repeat dose experiments in NHPs.  Further, we also continue to conduct studies in multiple animal models to maximize editing rates through repeat dosing and formulation optimization.

We have also demonstrated continued progression of our modular liver platform capability to knockout various liver targets of interest in mice, including SERPINA1 for liver dysfunction associated with alpha-1 antitrypsin deficiency (“AATD”) and HAO1 for primary hyperoxaluria type 1 (“PH1”). The most common genetic form of AATD exhibits deleterious gain-of-function effects in the liver earlier in life and significant negative loss-of-function effects in the lung later in life.  Because this AATD form generally is caused by mutations in the SERPINA1 gene, knocking out SERPINA1 could form the basis of a therapeutic for AATD-associated liver dysfunction.  To date, we have achieved 85% editing of SERPINA1 in the mouse leading to a ~95% reduction of the encoded AAT protein. In PH1, excess oxalate crystallizes and accumulates in various organs and eventually causes kidney failure. Our therapeutic approach is to knock out the HAO1 gene, thereby reducing the levels of glyoxylate and in turn urinary oxalate.  In a mouse model of disease, we achieved 74% editing of HAO1 leading to a ~90% protein reduction and a ~55% reduction in urinary oxalate after a single dose. These successful levels of editing reinforce the value and speed of our modular LNP delivery platform, including efficient and effective delivery to hepatocytes.

In October 2017, we presented data from an in vivo mouse study showing, after a single intracerebral injection, delivery to the brain of one of our proprietary LNP formulations as demonstrated by the expression of tdTomato protein. Additionally, we presented data from another in vivo mouse study showing genome editing in brain tissue following single intracerebral injections of several proprietary LNP formulations. Editing was assessed under various dosing regimens with six different proprietary LNP formulations following a single intracerebral injection targeting the striatum and cerebellum. Under these various conditions, editing levels from less than 1 percent up to 28 percent were achieved in the striatal and cerebellar tissue. The injections were well tolerated and the mice did not display any behavioral changes post dosing. We continue to advance our application of CRISPR/Cas9 technology to the central nervous system, including through our collaboration with Beverly Davidson, Ph.D., of the Children’s Hospital of Philadelphia, who shared promising LNP delivery to the striatum of NHP.

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

In May 2018, we and our collaborator Ospedale San Raffaele (“OSR”), presented the first update on our joint discovery and development efforts on Wilms’ Tumor 1 (“WT1”)-specific transgenic T cells. In conjunction with this presentation, we announced that our first cell therapy target is an epitope of the tumor-overexpressed protein WT1, for the treatment of acute myeloid leukemia and other potential hematological malignancies, as well as for solid tumors. We shared findings showing the generation, characterization and advancement of WT1-specific, transgenic T cells against multiple WT1 epitopes presented on HLA-A*02:01 and other Class I alleles. Initial data demonstrating both recognition and killing of acute myeloid leukemia cells also was presented.

Collaborations

Novartis

In December 2014, we entered into a strategic collaboration agreement with Novartis, primarily focused on the development of new ex vivo CRISPR/Cas9-edited therapies using CAR-T cells and HSCs.

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

Collaboration Revenue

Through June 30, 2018, excluding amounts allocated to Novartis’ purchase of our Class A-1 and Class A-2 Preferred Units, we had recorded a total of $36.4 million in cash and accounts receivable under the Novartis agreement. Through June 30, 2018, we have recognized $33.3 million of collaboration revenue, including $2.4 million and $4.7 million during the three and six months ended June 30, 2018, respectively, and $2.3 million and $4.5 million in the three and six months ended June 30, 2017, respectively, in the consolidated statements of operations related to this agreement. As of June 30, 2018, we did not have any accounts receivable related to this agreement.  As of December 31, 2017, we had accounts receivable of $6.0 million related to this agreement. As of June 30, 2018 and December 31, 2017, we had deferred revenue of $3.0 million and $11.2 million, respectively, related to this agreement.

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

At the inception of the agreement, Regeneron selected the first of its 10 targets, which is subject to a co-development and co-commercialization arrangement between us and Regeneron. We retain the exclusive right to solely develop products for the treatment of certain indications, including the genetic diseases primary hyperoxaluria (“PH-1”) and alpha-1 antitrypsin deficiency (“AATD”). During the target selection process, we have the right to choose additional liver targets for our own development using commercially reasonable efforts. Certain targets that either we or Regeneron select may be subject to further co-development and co-commercialization arrangements at our or Regeneron’s option, as applicable, which either can exercise pursuant to defined conditions. In addition, subject to certain restrictions, Regeneron will be able to replace a limited number of targets with substitute targets upon the payment of a specified replacement fee, in which case exclusive rights to the replaced target revert to us. Regeneron’s target selections are subject to certain additional restrictions, including that non-liver targets are not the subject of ongoing or planned research and development by us or are not the subject of a collaboration or pending collaboration with a third party.

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

In connection with this collaboration, Regeneron agreed to purchase $50.0 million of our common stock in a private placement concurrent with our initial public offering, and we received a nonrefundable upfront payment of $75.0 million. In addition, we are eligible to earn, on a per-licensed target basis, up to $25.0 million, $110.0 million and $185.0 million in development, regulatory and sales-based milestone payments, respectively. We are also eligible to earn royalties ranging from the high single digits to low teens, in each case, on a per-product basis, which royalties are potentially subject to various reductions and offsets and are further subject to our existing low- to mid-single-digit royalty obligations under a license agreement with Caribou Biosciences, Inc. (“Caribou”). In addition, Regeneron is obligated to fund 50.0 percent of certain research and development costs for the TTR program, the first target selected by Regeneron, which is subject to a co-development and co-commercialization arrangement between us and Regeneron.

Collaboration Revenue

Through June 30, 2018, we recorded a $75.0 million upfront payment and $8.7 million for research and development services under the Regeneron agreement. Through June 30, 2018, we have recognized $35.9 million of collaboration revenue, including $5.3 million and $10.4 million during the three and six months ended June 30, 2018, respectively, and $3.6 million and $7.7 million during the three and six months ended June 30, 2017, respectively, in the consolidated statements of operations related to this agreement. As of June 30, 2018 and December 31, 2017, we had deferred revenue of $47.8 million and $54.1 million, and accounts receivable of $8.6 million and $4.5 million, respectively, related to this agreement.

Results of Operations

Comparison of Three Months Ended June 30, 2018 and 2017

The following table summarizes our results of operations for the three months ended June 30, 2018 and 2017:

	Three Months Ended June 30,
	2018	2017	Increase / (decrease)
	(In thousands)
Collaboration revenue	$7,677	$5,917	$1,760
Operating expenses:
Research and development	23,467	15,565	7,902
General and administrative	7,805	6,369	1,436
Total operating expenses	31,272	21,934	9,338
Operating loss	(23,595)	(16,017)	(7,578)
Interest income	1,376	424	952
Net loss	$(22,219)	$(15,593)	$(6,626)

Collaboration Revenue

Our revenue consists of collaboration revenue, including amounts recognized related to upfront technology access payments for licenses, technology access fees, research funding and milestone payments earned under our collaboration and license agreements with Novartis and Regeneron.

Collaboration revenue increased $1.8 million to $7.7 million during the three months ended June 30, 2018, as compared to $5.9 million during the three months ended June 30, 2017. The increase in collaboration revenue during the quarter ended June 30, 2018 is primarily related to the recognition of amounts under the Regeneron collaboration. The specific Regeneron related increase is driven by increased research and development services related to our TTR program, increasing to $2.1 million during the three months ended June 30, 2018 as compared to $0.5 million during the three months ended June 30, 2017.

Research and Development

Research and development expenses consist of expenses incurred in performing research and development activities, including compensation and benefits, which includes equity-based compensation, for full-time research and development employees, facility-related expenses, overhead expenses, lab supplies and contract research services.

Research and development expenses increased $7.9 million to $23.5 million during the three months ended June 30, 2018, as compared to $15.6 million during the three months ended June 30, 2017. This increase is primarily related to an increase in research and development expenses of $4.0 million related to laboratory supplies, research materials and services for the further advancement of our early-stage research programs; and an increase in personnel-related costs of $3.6 million, which includes equity-based compensation expense, driven by our growth to 160 research and development employees as of June 30, 2018 from 110 research and development employees as of June 30, 2017.

Through 2018, we expect research and development expenses to increase as we continue to grow our research and development team and advance our research plans.

General and Administrative

General and administrative expenses consist primarily of salaries and benefits, including equity-based compensation, for our executive, finance, legal, business development and support functions. Other general and administrative expenses include allocated facility-related costs not otherwise included in research and development expenses, travel expenses and professional fees for auditing, tax and legal services, including IP-related legal services, and other consulting fees and expenses.

General and administrative expenses increased $1.4 million to $7.8 million during the three months ended June 30, 2018, compared to $6.4 million during the three months ended June 30, 2017. This increase was primarily related to an increase of $1.9 million in personnel-related costs, which includes equity-based compensation expense, as we grew to 47 general and administrative employees as of June 30, 2018 from 33 general and administrative employees as of June 30, 2017.  This increase in costs was offset in part by a $0.4 million decrease in legal and other IP-related expense caused by the timing of these costs year over year.

Through 2018, we expect general and administrative expenses to increase as we continue to support the research and development team and advance our research plans.

Interest Income

Interest income increased by $1.0 million to $1.4 million during the three months ended June 30, 2018 as compared to $0.4 million during the three months ended June 30, 2017. This increase was caused by an increase in our average cash balance compared to the same period in the prior year, as well as a general increase in interest rates.

Interest income is income earned on our cash equivalents. The increase in interest income is due to the increase in interest-bearing money market accounts, commercial paper and U.S. treasury securities, as compared to the same period in the prior year.

Comparison of Six Months Ended June 30, 2018 and 2017

The following table summarizes our results of operations for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
	2018	2017	Increase / (decrease)
	(In thousands)
Collaboration revenue	$15,146	$12,132	$3,014
Operating expenses:
Research and development	45,960	28,996	16,964
General and administrative	15,211	12,101	3,110
Total operating expenses	61,171	41,097	20,074
Operating loss	(46,025)	(28,965)	(17,060)
Interest income	2,450	741	1,709
Net loss	$(43,575)	$(28,224)	$(15,351)

Collaboration Revenue

Our revenue consists of collaboration revenue, including amounts recognized related to upfront technology access payments for licenses, technology access fees, research funding and milestone payments earned under our collaboration and license agreements with Novartis and Regeneron.

Collaboration revenue increased approximately $3.0 million to $15.1 million during the six months ended June 30, 2018, as compared to $12.1 million during the six months ended June 30, 2017. The increase in collaboration revenue during the six months ended June 30, 2018 is primarily related to the recognition of amounts under the Regeneron collaboration. The specific Regeneron related increase is driven by increased research and development services related to our TTR program, increasing to $4.1 million during the six months ended June 30, 2018 as compared to $1.4 million during the six months ended June 30, 2017.

Research and Development

Research and development expenses consist of expenses incurred in performing research and development activities, including compensation and benefits, which includes equity-based compensation, for full-time research and development employees, facility-related expenses, overhead expenses, lab supplies and contract research services.

Research and development expenses increased $17.0 million to $46.0 million during the six months ended June 30, 2018, as compared to $29.0 million during the six months ended June 30, 2017. This increase is primarily related to an increase in research and development expenses of $9.3 million related to laboratory supplies, research materials and services for the further advancement of our early-stage research programs; and an increase in personnel-related costs of $7.2 million, which includes equity-based compensation expense, driven by our growth to 160 research and development employees as of June 30, 2018 from 110 research and development employees as of June 30, 2017.

Through 2018, we expect research and development expenses to increase as we continue to grow our research and development team and advance our research plans.

General and Administrative

General and administrative expenses consist primarily of salaries and benefits, including equity-based compensation, for our executive, finance, legal, business development and support functions. Other general and administrative expenses include allocated facility-related costs not otherwise included in research and development expenses, travel expenses and professional fees for auditing, tax and legal services, including IP-related legal services, and other consulting fees and expenses.

General and administrative expenses increased $3.1 million to $15.2 million during the six months ended June 30, 2018, compared to $12.1 million during the six months ended June 30, 2017. This increase was primarily related to an increase of $3.5 million in personnel-related costs, which includes equity-based compensation expense, as we grew to 47 general and administrative employees as of June 30, 2018 from 33 general and administrative employees as of June 30, 2017. This increase in costs was offset in part by a $0.4 million decrease in legal and other IP-related expense caused by the timing of these costs year over year.

Through 2018, we expect general and administrative expenses to increase as we continue to support the research and development team and advance our research plans.

Interest Income

Interest income increased by approximately $1.7 million to $2.5 million during the six months ended June 30, 2018 as compared to $0.7 million during the six months ended June 30, 2017. This increase was caused by an increase in our average cash balance compared to the same period in the prior year, as well as a general increase in interest rates.

Interest income is income earned on our cash equivalents. The increase in interest income is due to the increase in interest-bearing money market accounts, commercial paper and U.S. treasury securities, as compared to the same period in the prior year.

Liquidity and Capital Resources

Since our inception through June 30, 2018, we have raised an aggregate of $510.6 million to fund our operations, of which $114.1 million was through our collaboration agreements, $170.5 million was from our initial public offering and concurrent private placements, $141.0 million was from a follow-on public offering and $85.0 million was from the sale of convertible preferred stock. As of June 30, 2018, we had $305.5 million in cash and cash equivalents.

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

Funding Requirements

Our primary uses of capital are, and we expect will continue to be, research and development services, compensation and related expenses, laboratory and related supplies, legal and other regulatory expenses, patent prosecution filing and maintenance costs for our licensed IP and general overhead costs. During 2018, we expect our expenses to increase compared to prior periods in connection with our ongoing activities, particularly as we continue research and development and preclinical activities.

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

Outlook

Based on our research and development plans and our expectations related to the progress of our programs, we expect that our cash and cash equivalents as of June 30, 2018, as well as technology access and research funding from Novartis and Regeneron, will enable us to fund our ongoing operating expenses and capital expenditures through mid-2020, excluding any potential milestone payments or extension fees that could be earned and distributed under the collaboration agreements with Novartis and Regeneron or any strategic use of capital not currently in the base case planning assumptions. We have based this estimate on current assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect.

Our ability to generate revenue and achieve profitability depends significantly on our success in many areas, including: developing our delivery technologies and our CRISPR/Cas9 technology platform; selecting appropriate product candidates to develop; completing research and preclinical and clinical development of selected product candidates; obtaining regulatory approvals and marketing authorizations for product candidates for which we complete clinical trials; developing a sustainable and scalable manufacturing process for product candidates; launching and commercializing product candidates for which we obtain regulatory approvals and marketing authorizations, either directly or with a collaborator or distributor; obtaining market acceptance of our product candidates; addressing any competing technological and market developments; negotiating favorable terms in any collaboration, licensing, or other arrangements into which we may enter; maintaining good relationships with our collaborators and licensors; maintaining, protecting, and expanding our portfolio of IP rights, including patents, trade secrets, and know-how; and attracting, hiring, and retaining qualified personnel.

Cash Flows

The following is a summary of cash flows for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
	2018	2017
	(In millions)
Net cash used in operating activities	$(40.3)	$(27.1)
Net cash used in investing activities	(2.8)	(5.4)
Net cash provided by financing activities	7.9	0.5

Net cash used in operating activities

During the six months ended June 30, 2018 and 2017, our operating activities used net cash of $40.3 million and $27.1 million, respectively. The use of net cash in both periods primarily resulted from our net losses and changes in our working capital accounts. The increase in net cash used in operations for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017 was due primarily to higher operating expenses, driven by increased research and development activities and headcount, during the six months ended June 30, 2018 of $61.2 million as compared to $41.1 million for the six months ended June 30, 2017. These higher costs were offset in part by the receipt of cash from Novartis in both six-month periods.

Net cash used in investing activities

During the six months ended June 30, 2018 and 2017, our investing activities used net cash of $2.8 million and $5.4 million, respectively.  The use of cash in both periods related to purchases of property and equipment as we grow our operations and build out our office and laboratory facilities.

Net cash provided by financing activities

During the six months ended June 30, 2018 and 2017, our net cash provided by financing activities was $7.9 million and $0.5 million, respectively. Net cash provided by financing activities during the six months ended June 30, 2018 is made up of $7.3 million in cash received from the exercise of stock options and $0.6 million in cash received from the issuance of shares through our employee stock purchase plan. Net cash provided by financing activities during the six months ended June 30, 2017 is made up of $0.4 million in cash received from the issuance of shares through our employee stock purchase plan and $0.1 million in cash received from the exercise of stock options.

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

Contractual Obligations

There were no material changes to our contractual obligations during the six months ended June 30, 2018. For a complete discussion of our contractual obligations, please refer to our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2017.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements as defined under the rules and regulations of the Securities and Exchange Commission.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of June 30, 2018, we had cash equivalents of $300.3 million consisting of interest-bearing money market accounts, commercial paper and U.S. treasury securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and the low risk profile of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future investment income.

We do not have any foreign currency or other derivative financial instruments, and we do not believe that inflation had a material effect on our results of operations during the six months ended June 30, 2018. Inflation generally affects us by increasing our cost of labor and clinical trial costs.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company has established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including the principal executive officer (our “Chief Executive Officer”) and principal financial and accounting officer (our “Chief Financial Officer”), to allow timely decisions regarding required disclosure.

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2018.

Changes in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We are focused on developing curative medicines utilizing the CRISPR/Cas9 genome editing technology, including in vivo therapies and engineered cell therapies. Although there have been significant advances in the fields of gene therapy, which typically involves introducing a copy of a gene into a patient’s cell, and genome editing in recent years, in vivo CRISPR-based genome editing technologies are relatively new, and their therapeutic utility is largely unproven.  Similarly, even though cell therapy products have been developed and received regulatory approval in key jurisdictions, such as the United States (“U.S.”) and European Union (“EU”), no genome-edited engineered cell therapy has been approved, and the potential to successfully do so remains unsettled.

The CRISPR/Cas9 therapies, whether in vivo or engineered cell therapies, that we intend to develop have not yet been clinically tested by us, and we are not aware of any clinical trials for safety or efficacy having been completed by third parties involving these CRISPR/Cas9-based therapies. The scientific evidence to support the feasibility of developing in vivo products or engineered cell therapies based on the CRISPR/Cas9 technology is both preliminary and limited. Successful development of products by us will require solving a number of issues, including developing or obtaining technologies to safely deliver a therapeutic agent into target cells within the human body or modify human cells while outside of the body such that the modified cells can have a therapeutic effect when delivered to the patient, optimizing the efficacy and specificity of such products, and ensuring the therapeutic selectivity and efficacy of such products. There can be no assurance we will be successful in solving any or all of these issues.

We have principally concentrated our research efforts to date on bringing CRISPR/Cas9-based therapeutics to the clinic for various initial indications, and our future success is highly dependent on the successful development of CRISPR-based genome editing technologies, cellular delivery methods and therapeutic applications for these indications. These indications are the principal focus of our initial development efforts, and we may decide to alter or abandon these programs as new data become available and we gain experience in developing CRISPR/Cas9-based therapeutics. We cannot be sure that our CRISPR/Cas9 efforts and technologies will yield satisfactory products that are safe and effective, scalable or profitable in our selected indications or any other indication we pursue.

Public perception and related media coverage of potential therapy-related efficacy or safety issues, including adoption of new therapeutics or novel approaches to treatment, as well as ethical concerns related specifically to genome editing and CRISPR/Cas9, may adversely influence the willingness of subjects to participate in clinical trials, or if any therapeutic is approved, of physicians and patients to accept these novel and personalized treatments. Physicians, health care providers and third-party payors often are slow to adopt new products, technologies and treatment practices, particularly those that may also require additional upfront costs and training. Physicians may not be willing to undergo training to adopt these novel and potentially personalized therapies, may decide the particular therapy is too complex or potentially risky to adopt without appropriate training, and may choose not to administer the therapy. Further, due to health conditions, genetic profile or other reasons, certain patients may not be candidates for the therapies. In addition, responses by the U.S., state or foreign governments to negative public perception, ethical concerns or financial considerations may result in new legislation, regulations, or medical standards, that could limit our ability to develop or commercialize any product candidates, obtain or maintain regulatory approval or otherwise achieve profitability. Based on these and other factors, health care providers and payors may decide that the benefits of these new therapies do not or will not outweigh their costs.

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

Our ability to generate product revenue is highly dependent on our ability to obtain regulatory approval of and successfully commercialize one or more of our product candidates. Any product candidates we discover will require preclinical and clinical activities and studies, regulatory review and approval in each jurisdiction in which we intend to market the products, substantial investment, access to sufficient commercial manufacturing capacity and significant marketing efforts before we can generate any revenue from product sales. Before obtaining marketing approval from regulatory authorities for the sale of a product candidate, we must conduct extensive clinical trials to demonstrate the safety, purity and potency, as well as the effectiveness, of the product candidates in humans. We cannot be certain that any of our product candidates will be successful in clinical trials and, even if successful, that we will receive regulatory approval.

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
•

seeking and obtaining regulatory approval from the FDA and other regulatory authorities in light of no formal guidance regarding potential regulatory pathways for CRISPR/Cas9-based in vivo therapeutics, including preclinical and clinical requirements for approval of an Investigational New Drug (“IND”) and, as appropriate thereafter, a Biologics License Application (“BLA”) or New Drug Application (“NDA”), or corresponding applications outside the United States;

•	educating medical personnel, including clinical investigators, regarding the potential benefits and side effect profile of each of our product candidates;
•	developing processes for the safe administration of these products, including long-term follow-up for all patients who receive treatment with any of our product candidates;
•	sourcing clinical and, if approved, commercial supplies for the materials used to manufacture and process our product candidates;
•	developing a manufacturing process and distribution network with a cost of goods that allows for an attractive return on investment; and
•	establishing sales and marketing capabilities in anticipation of, and after obtaining, any regulatory approval to gain market acceptance.

Additionally, because our in vivo technology potentially involves genome editing across multiple cell and tissue types, we are subject to many of the challenges and risks that other genome editing therapeutics and gene therapies face, including:

•

regulatory guidance regarding the requirements governing gene and engineered cell therapy products have changed frequently and may continue to change in the future. To date, only a limited number of products that involve the in vivo genetic modification of patient cells have been approved globally;

•	improper insertion of a gene sequence into a patient’s chromosome could lead to cancer, other aberrantly functioning cells or other diseases, including death;
•

the FDA recommends a follow-up observation period of up to 15 years for all patients who receive treatment using genome editing products, and we will need to adopt such an observation period for our product candidates; and

•

clinical trials using therapies that genetically modify cells conducted at institutions that receive funding for recombinant DNA research from the U.S. Department of Health and Human Services’ National Institutes of Health (“NIH”), may be subject to review by the NIH’s Recombinant DNA Advisory Committee (“RAC”). Although the FDA decides whether individual protocols may proceed, the RAC review process can impede the initiation of a clinical trial, even if the FDA has reviewed the study and it has become effective under an IND.

Further, because our ex vivo product candidates involve editing human cells and then manufacturing and delivering modified cells to patients, we are subject to many of the challenges and risks that engineered cell therapies face, including:

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

•	clinical trials using engineered cell therapies may require unique products to be created for each patient and such individualistic manufacturing may be both inefficient and cost-prohibitive.

To date, only one company has been authorized to commence human clinical trials utilizing ex vivo CRISPR/Cas9-based therapeutics in EU member states; one research institution, but no company, has been authorized to commence human clinical trials utilizing ex vivo CRISPR/Cas9-based therapeutics in the United States; and no company or research institution has been authorized to commence human clinical trials utilizing in vivo CRISPR/Cas9 therapies in the U.S. or the EU member states. Further, only a limited number of human clinical trials for in vivo therapies or engineered cell therapies developed using other genome-editing technologies have been authorized by the FDA in the U.S. or by the relevant regulatory agencies in the EU member states. There is no certainty that the FDA or EMA will apply to CRISPR/Cas9 product candidates the same regulatory pathway and requirements it is applying to other ex vivo engineered cell therapeutics; and the FDA and other regulatory authorities have not yet provided written guidance regarding preclinical or clinical studies or regulatory approval pathways specific for ex vivo genome editing-based therapeutics. In addition, if any product candidates encounter safety or efficacy problems, developmental delays, regulatory issues or other problems, our development plans and business could be significantly harmed. Further, competitors that are developing ex vivo products with similar technology may experience problems with their product candidates or programs that could in turn cause us to identify problems with our product candidates and programs that would potentially harm our business.

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

In addition, during fiscal year 2017, non-commercial entities commenced human trials involving in vivo CRISPR/Cas9-based therapeutics in China. Neither these entities nor the Chinese regulatory agencies have shared publicly any information on the regulatory process for clinical trial approval including specific protocol requirements. Any specific requirement from the Chinese regulatory agencies may impact our ability to submit or obtain approval for our products in China. Further, if these human trials are unsuccessful, or if they result in significant adverse events, including deaths, there could be a significant impact to the evaluation of our product candidates globally, as well as an increase in negative public opinion.

Even if we obtain regulatory approval of any product candidates, such candidates may not gain market acceptance among physicians, patients, hospitals, third-party payors and others in the medical community.

The use of the CRISPR/Cas9 system as a framework for developing genome editing-based therapies is a recent development and may not become broadly accepted by physicians, patients, hospitals, third-party payors and others in the medical community. A variety of factors will influence whether our product candidates are accepted in the market, including, for example:

•	the clinical indications for which our product candidates are approved;
•	the potential and perceived advantages of our product candidates over alternative treatments;
•	the incidence and severity of any side effects, including any unintended DNA changes;
•	product labeling or product insert requirements of the FDA or other regulatory authorities;
•	limitations or warnings contained in the labeling approved by the FDA or other regulatory authorities;
•	the timing of market introduction of our product candidates;
•	availability or existence of competitive products;
•	the cost of treatment in relation to alternative treatments;
•	the amount of upfront costs or training required for health care providers to administer our product candidates;
•	the availability of adequate coverage, reimbursement and pricing by third-party payors and government authorities;
•	patients’ ability to access physicians and medical centers capable of delivering any therapies that we develop;
•	the willingness of patients to pay out of pocket in the absence of coverage and reimbursement by third-party payors and government authorities;
•	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;
•	relative convenience and ease of administration, including as compared to alternative treatments and competitive therapies;
•	any restrictions on the use of our product candidates together with other medications;
•	interactions of our product candidates with other medicines patients are taking;
•	potential adverse events for any products developed, or negative interactions with regulatory agencies, by us or others in the gene therapy and genome editing fields; and
•	the effectiveness of our sales and marketing efforts and distribution support.

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

Negative public opinion and increased regulatory scrutiny of CRISPR/Cas9 use, genome editing or gene therapy generally may damage public perception of the safety of any product candidates that we develop and adversely affect our ability to conduct our business or obtain regulatory approvals for such product candidates.

Gene therapy in general, and genome editing in particular, remain novel technologies, with only a limited number of gene therapy products approved to date in the U.S. and EU. Public perception may be influenced by claims that gene therapy or genome editing, including the use of CRISPR/Cas9, is unsafe or unethical, or carries an undue risk of side effects, such as improper insertion of a gene sequence into a patient’s chromosome could lead to cancer, and gene therapy or genome editing may not gain the acceptance of the public or the medical community. In particular, our success will depend upon physicians who specialize in the treatment of diseases targeted by our product candidates prescribing treatments that involve the use of our product candidates in lieu of, or in addition to, existing treatments with which they are more familiar and for which greater clinical data may be available. In addition, responses by the U.S., state or foreign governments to negative public perception or ethical concerns may result in new legislation or regulations that could limit our ability to develop or commercialize any product candidates, obtain or maintain regulatory approval or otherwise achieve profitability. More restrictive statutory regimes, government regulations or negative public opinion would have an adverse effect on our business, financial condition, results of operations and prospects and may delay or impair the development and commercialization of our product candidates or demand for any products we may develop. For example, earlier gene therapy trials led to several well-publicized adverse events, including cases of leukemia and death, and the FDA has placed a clinical hold on a sickle cell IND submitted by CRISPR Therapeutics and Vertex. Serious adverse events in our clinical trials, or other clinical trials involving gene therapy or genome editing products or our competitors’ products, even if not ultimately attributable to the relevant product candidates, and the resulting publicity could result in increased government regulation, unfavorable public perception, potential regulatory delays in the testing or approval of our product candidates, stricter labeling requirements for those product candidates that are approved and a decrease in demand for any such product candidate.

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

Research and development of biopharmaceutical products is inherently risky. We may not be successful in our efforts to use and enhance our genome editing technology to create a pipeline of product candidates, obtain regulatory approval and develop commercially successful products, or we may expend our limited resources on programs that do not yield a successful product candidate and fail to capitalize on potential product candidates or diseases that may be more profitable or for which there is a greater likelihood of success. If we fail to develop product candidates, our commercial opportunity, if any, will be limited.

Although we have selected an initial product candidate for clinical development for our TTR program, we are at an early stage of development and our technology and approach has not yet led, and may never lead, to any product candidate appropriate for clinical development or any approved or commercially successful products. Even if we are successful in building our pipeline of product candidates, completing clinical development, obtaining regulatory approvals and commercializing product candidates will require substantial additional funding and are prone to the risks of failure inherent in therapeutic product development. Investment in biopharmaceutical product development involves significant risk that any potential product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, gain regulatory approval, or become commercially viable.

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

Results, including positive results, from our initial pre-clinical activities and studies are not necessarily predictive of our other ongoing and future pre-clinical and clinical studies, and they do not guarantee or indicate the likelihood of approval of any potential product candidate by the FDA, EMA or any other regulatory agency. If we cannot replicate the positive results from any of our pre-clinical or clinical activities and studies, we may be unable to successfully develop, obtain regulatory approval for and commercialize any potential product candidate.

There is a high failure rate for product candidates progressing through pre-clinical and clinical studies. Even if we are able to successfully complete our ongoing and future pre-clinical and clinical activities and studies for any potential product candidate, we may not be able to replicate any positive results from these or any other studies in any of our future pre-clinical and clinical trials, and they do not guarantee approval of any potential product candidate by the FDA, EMA or any other necessary regulatory authorities in a timely manner or at all. Companies in the pharmaceutical and biotechnology industries have commonly suffered significant setbacks in clinical studies after achieving positive results in early stage development, and we cannot be certain that we will not face similar setbacks. These setbacks have been caused by, among other things, preclinical findings made before, during and after clinical studies were underway, or observations regarding the lack of safety or efficacy made in clinical studies, which could include new or previously unreported adverse events. In addition, regulatory delays or rejections may be encountered as a result of many factors, including changes in the relevant laws, regulations or regulatory policy during the period of product development.

Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that believed their product candidates performed satisfactorily in such studies nonetheless failed to obtain FDA, EMA or other necessary regulatory agency approval. If we fail to obtain results in our on-going, planned and future pre-clinical and clinical activities and studies sufficient to meet the requirements of the relevant regulatory agencies, the development timeline and regulatory approval and commercialization prospects for any potential product candidate, and, correspondingly, our business and financial prospects, would be materially adversely affected.

The reported results of our NHP studies are based on top-line interim data and may ultimately differ from actual results once additional data are received and fully evaluated.

The reported results of the NHP studies that we have publicly disclosed, and that are discussed herein and in documents we incorporated by reference, consist of top-line interim data. Top-line interim data are based on a preliminary analysis of currently-available data from an ongoing series of studies, and therefore the reported results, findings and conclusions related to these data are subject to change following a comprehensive review of the more extensive data that we expect to receive related to the studies. Our reported results and related top-line interim data are based on assumptions, estimations, calculations and information currently available to us, and we have not received or had an opportunity to fully evaluate all of the data related to the studies. As a result, the top-line interim data results that we have reported may differ from future results, or different conclusions or considerations may qualify such results, once the current data or additional data have been received and fully evaluated. Even once we validate top-line interim data, there is no assurance that we will be able to recreate such data or generate improved data results in subsequent preclinical data. In addition, third parties, including regulatory agencies, may not accept or agree with our assumptions, estimations, calculations or analyses, or may interpret or weigh the importance of data differently, which could impact the value of our technology, the approvability or commercialization of product candidates and our business in general. If the top-line interim data that we have reported related to NHP differ from actual results or we are unable to recreate similar or improved data in subsequent preclinical studies, our ability to obtain approval for, and commercialize, our products may be harmed, which could harm our business, financial condition, operating results or prospects.

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
•

our product candidates may have undesirable side effects or other unexpected characteristics, causing us or our investigators, regulators, IRBs or ethics committees to suspend or terminate the trials, or reports may arise from preclinical or clinical testing of other gene therapies or genome editing-based therapies that raise safety or efficacy concerns about our product candidates; and

•

the FDA or other regulatory authorities may require us to submit additional data, such as long-term toxicology studies, or impose other requirements before permitting us to initiate or rely on a clinical trial.

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

Therapeutic applications of genome editing technologies, and CRISPR/Cas9 in particular, for both in vivo products and in engineered cell therapies, are unproven and must undergo rigorous clinical trials and regulatory review before receiving marketing authorization. If the results of our clinical studies or those of any other third parties, including with respect to genome editing technology or engineered cell therapies, are inconclusive, fail to show efficacy or if such clinical trials give rise to safety concerns or adverse events, we may:

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

Additionally, our future product candidates could potentially cause other adverse events that have not yet been predicted and the potentially permanent nature of genome editing effects, including CRISPR/Cas9’s effects, on genes or novel cell therapies in the organs of the human body may make these adverse events irreversible. The inclusion of critically ill patients in our clinical studies or those of our competitors may result in deaths or other adverse medical events, including those due to other therapies or medications that such patients may be using. Any of these events could prevent us from achieving or maintaining regulatory approval or market acceptance of our future product candidates and impair our ability to achieve profitability.

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

The biotechnology and pharmaceutical industries, including the genome editing field and engineered cell therapies, are characterized by rapidly changing technologies, significant competition and a strong emphasis on intellectual property. We face substantial competition from many different sources, including large and specialty pharmaceutical and biotechnology companies, academic research institutions, government agencies and public and private research institutions.

Competitors in our efforts to provide genetic therapies to patients can be grouped into at least three sets based on their product discovery platforms:

•

genome editing companies focused on CRISPR/Cas9 including: Casebia Therapeutics, LLC, CRISPR Therapeutics, Inc., Editas Medicine, Inc., ToolGen, Inc., Tracr Hematology Limited, Beam Therapeutics Inc., and Caribou Biosciences, Inc.;

•	other genome editing companies including: bluebird bio, Inc., Cellectis S.A., Homology Medicines, Inc., Poseida, Inc., Precision BioSciences, Inc. and Sangamo Therapeutics, Inc.; and
•

gene therapy companies developing in vivo or ex vivo therapies, such as cell therapies, including: bluebird bio, Inc., Cellectis S.A., Celgene Corporation (which acquired Juno Therapeutics, Inc.), Gilead Sciences, Inc. (which acquired Kite Pharma, Inc.), Novartis A.G., Spark Therapeutics, Inc., and Voyager Therapeutics, Inc.

Our competitors will also include companies that are or will be developing other genome editing methods as well as small molecules, biologics, in vivo gene therapies, engineered cell therapies (both autologous and allogeneic) and nucleic acid-based therapies for the same indications that we are targeting with our CRISPR/Cas9-based therapeutics.

Any advances in gene therapy, engineered cell therapies or genome editing technology made by a competitor may be used to develop therapies that could compete against any of our product candidates. Many of these competitors have substantially greater research and development capabilities and financial, scientific, technical, intellectual property, manufacturing, marketing, distribution and other resources than we do, and we may not be able to successfully compete with them.

To become and remain profitable, we must discover, develop and eventually commercialize product candidates with significant market potential, which will require us to be successful in a range of challenging activities. These activities can include completing preclinical studies and clinical trials of product candidates, obtaining marketing approval for product candidates, manufacturing, marketing and selling products that are approved and satisfying any post-marketing requirements. Even if we are successful in selecting and developing any product candidates, in order to compete successfully we may need to be first-to-market or demonstrate that our CRISPR/Cas9-based products are superior to therapies based on the same or different treatment methods. If we are not first-to-market or are unable to demonstrate such superiority, any products for which we are able to obtain approval may not be commercially successful. Furthermore, in certain jurisdictions, if a competitor has orphan drug status for a product and if our product candidate is determined to be contained within the scope of a competitor’s orphan drug exclusivity, then approval of our product for that indication or disease could potentially be blocked, for example, for up to seven years in the U.S. and 10 years in the EU.

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

We are early in our development efforts and all of our lead programs are either in the discovery or preclinical stage. We were formed in May 2014, have no products approved for commercial sale and have not generated any revenue from product sales. Our ability to generate product revenue or profits, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates, which may never occur. We may never be able to develop or commercialize a marketable product.

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

Our limited operating history, particularly in light of the rapidly evolving genome editing field, may make it difficult to evaluate our current business and predict our future performance. Our relatively short history as an operating company makes any assessment of our future success or viability subject to significant uncertainty. We will encounter risks and difficulties frequently experienced by very early stage companies in rapidly evolving fields. If we do not address these risks successfully, our business will suffer.

We have incurred net losses in each period since our inception, anticipate that we will continue to incur net losses in the future and may never achieve profitability.

We are not profitable and have incurred losses in each period since our inception. Our net loss was $43.6 million for the six months ended June 30, 2018. As of June 30, 2018, we had an accumulated deficit of $159.3 million. We expect these losses to increase as we continue to incur significant research and development and other expenses related to our ongoing operations, seek regulatory approvals for our future product candidates, scale-up manufacturing capabilities, maintain, expand and protect our intellectual property portfolio and hire additional personnel to support the development of our product candidates and to enhance our operational, financial and information management systems.

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

We may not be able to initiate or continue clinical trials for any future product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside the U.S. If patients are unwilling to participate in our clinical studies because of concerns about, or negative publicity from, adverse events in the genome editing, gene therapy or engineered cell therapy fields, the novel nature of the CRISPR/Cas9 genome editing technology, the irreversibility of the effects of CRISPR/Cas9 or for other reasons, including competitive clinical studies for similar patient populations, then the timeline for recruiting patients, conducting studies and obtaining regulatory approval of potential products may be delayed. These delays could result in increased costs, delays in advancing our product development, delays in testing the effectiveness of our technology or termination of the clinical studies altogether. In addition, any patients who would otherwise be eligible for clinical trials that we may hold may instead enroll in clinical trials of product candidates of our competitors.

Patient enrollment is affected by other factors including:

•	the size, location and nature of the patient population;
•	the severity of the disease under investigation;
•	the patient eligibility criteria for the study in question;
•	the perceived risks and benefits of the product candidate under study;
•	the design of the clinical trial;
•	the availability of alternative treatments;
•	our payments for conducting clinical trials;
•	the patient referral practices of physicians;
•	the ability to monitor patients adequately during and after treatment; and
•	the proximity and availability of clinical trial sites for prospective patients.

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

We expect to experience growth in the number of our employees and the scope of our operations, including the areas of technology research, product development and manufacturing, clinical and regulatory affairs and, if any product candidates are submitted for or receive marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to recruit and train additional qualified personnel or to otherwise effectively manage the expansion of our operations. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business and development plans or disrupt our operations.

Our future success depends on our ability to retain key executives and to attract, retain and motivate qualified personnel.

We are highly dependent on the research and development, clinical, legal, financial and business development expertise of John M. Leonard, M.D., our President and Chief Executive Officer, José E. Rivera, our Executive Vice President, General Counsel, and Andrew Schiermeier, our Executive Vice President, Corporate Strategy, as well as the other principal members of our management, scientific and clinical teams. Although we have entered into employment arrangements with our executive officers, each of them may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees.

Recruiting and retaining qualified scientific, clinical, manufacturing and sales and marketing personnel will also be important for our success. The loss of the services of our executive officers or other key employees could impede the achievement of our research, development and commercialization objectives and seriously harm our ability to successfully implement our business strategy. Furthermore, replacing executive officers and key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, gain regulatory approval of and commercialize products using our technology. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these key personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies, universities and research institutions for similar personnel. The market for qualified personnel in the biotechnology space generally, and genome editing and gene therapy fields in particular, in and around the Cambridge, Massachusetts area is especially competitive. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategies. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. Further, some of the qualified personnel that we hire and recruit are not U.S. citizens, and there is uncertainty with regard to their future employment status due to the current U.S. administration’s announced intention of modifying the legal framework for non-U.S. citizens to be employed in the U.S. If we are unable to continue to attract and retain high quality personnel, our ability to pursue our growth strategy will be limited.

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

Our technological advancements and any potential for revenue may be derived in part from our collaborations with Novartis and Regeneron, and if either of these collaboration agreements were to be terminated or materially altered, our business, financial condition, results of operations and prospects would be harmed.

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

In April 2016, we entered into a collaboration agreement with Regeneron that includes a product component to research, develop and commercialize CRISPR/Cas-based therapeutic products primarily focused on genome editing in the liver as well as a technology collaboration component, pursuant to which we and Regeneron will engage in research and development activities aimed at discovering and developing novel technologies and improvements to CRISPR/Cas9 technology to enhance our genome editing platform. Pursuant to the Regeneron collaboration agreement, we granted Regeneron exclusive rights to select up to 10 targets, subject to certain restrictions, while we retain the rights to solely develop our initial indications, other than ATTR, which is subject to a co-development and co-promotion agreement with Regeneron.  We also have the right to choose additional liver targets for our own development during the collaboration term.  In July 2018, we entered into the first co-development and co-promotion agreement directed to ATTR, under which we will be the clinical and commercial lead for ATTR activities.

Either Novartis or Regeneron may change its strategic focus or pursue alternative technologies in a manner that results in reduced, delayed or no revenue to us. Each of Novartis and Regeneron has a variety of marketed products and product candidates either by itself or under collaboration with other companies, including some of our competitors, and the respective corporate objectives of Novartis or Regeneron may not be consistent with our best interests. If either of our collaboration partners fails to develop, obtain regulatory approval for or ultimately commercialize any product candidate from the development programs governed by the respective collaboration agreement in the applicable territories, or if either of our collaboration partners breaches or terminates our collaboration with it, our business, financial condition, results of operations and prospects could be harmed. In addition, any material alteration of the collaboration agreements, or dispute or litigation proceedings we may have with either Novartis or Regeneron in the future could delay development programs, create uncertainty as to ownership of or access to intellectual property rights, distract management from other business activities and generate substantial expense.

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

For some of our programs, we may in the future determine to collaborate with pharmaceutical and biotechnology companies for discovery, development and potential commercialization of therapeutic products. We face significant competition in seeking appropriate collaborators because, for example, third-parties have comparable rights to the CRISPR/Cas9 system or similar genome editing technologies. Our ability to reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. If we are unable to reach agreements with suitable collaborators on a timely basis, on acceptable terms, or at all, we may have to curtail discovery efforts or the development of a product candidate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to fund and undertake discovery, development or commercialization activities on our own, we may need to obtain additional expertise and additional capital, which may not be available to us on acceptable terms or at all. If we fail to enter into collaborations and do not have sufficient funds or expertise to undertake the necessary discovery, development and commercialization activities, we may not be able to further develop our product candidates, bring them to market or continue to develop our technology and our business may be materially and adversely affected.

In vivo genome editing products and ex vivo allogeneic engineered cell therapies are novel and may be complex and difficult to manufacture. We could experience manufacturing problems that result in delays in the development or commercialization of our product candidates or otherwise harm our business.

The manufacturing process used to produce CRISPR/Cas9-based in vivo and engineered cell therapy product candidates may be complex, as they are novel and have not been validated for clinical and commercial production. Several factors could cause production interruptions, including equipment malfunctions; facility unavailability or contamination; raw material cost, shortages or contamination; natural disasters; disruption in utility services; human error; insufficient personnel; inability to meet legal or regulatory requirements; or disruptions in the operations of our suppliers.

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

The facilities used by our contract manufacturers to manufacture our product candidates must be approved by the FDA or other foreign regulatory agencies pursuant to inspections that will be conducted after we submit an application to the FDA or other foreign regulatory agencies. We will be dependent on our contract manufacturing partners for compliance with legal and regulatory requirements for manufacture, including current good manufacturing practice (“cGMP”), and in certain cases, current good tissue practice (“cGTP”), requirements of our product candidates. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or other regulatory authorities, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities. In addition, we have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel, particularly as we increase the scale of our manufactured material. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved.

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

Risks Related to Government Regulation

While the regulatory framework for approval of gene therapy including genome editing products exists, the lack of specific guidance and precedent for genome-edited products makes the regulatory approval process potentially more unpredictable and we may experience significant delays in the clinical development and regulatory approval, if any, of our product candidates.

The research, testing, manufacturing, labeling, approval, selling, import, export, marketing and distribution of drug products, including biologics, are subject to extensive regulation by the FDA in the U.S. and other regulatory authorities. We are not permitted to market any drug or biological product, including in vivo products or engineered cell therapies, in the U.S. until we receive regulatory approval from the FDA. We have not previously submitted an NDA or BLA to the FDA, or similar approval filings to comparable foreign authorities. An NDA or BLA must include extensive preclinical and clinical data and supporting information to establish that the product candidate is safe and effective or, for biological products, safe, pure and potent for each desired indication. The application must also include significant information regarding the chemistry, manufacturing and controls for the product, and the manufacturing facilities must complete a successful pre-approval inspection by the FDA, or applicable foreign authority, prior to the approval or licensure of the product. We expect the novel nature of our product candidates to create further challenges in obtaining regulatory approval. For example, the FDA has not approved any nuclease edited cell therapies for human therapeutic use. The FDA may also require a panel of experts, referred to as an Advisory Committee, to deliberate on the adequacy of the safety and efficacy data to support approval. The opinion of the Advisory Committee, although not binding, may have a significant impact on our ability to obtain approval of any product candidates that we develop based on the completed clinical trials. Moreover, while we are not aware of any specific genetic or biomarker diagnostic tests for which regulatory approval would be necessary in order to advance any of our product candidates to clinical trials or potential commercialization, in the future regulatory agencies may require the development and approval of such tests. Accordingly, the regulatory approval pathway for such product candidates may be uncertain, complex, expensive and lengthy, and approval may not be obtained.

In addition, clinical trials can be delayed or terminated for a variety of reasons, including delays or failures related to:

•	obtaining and maintaining regulatory authorization to conduct a trial, if applicable;
•	the availability of financial resources to begin and complete the planned trials;
•

reaching agreement on acceptable terms with prospective CROs, clinical trial sites and clinical investigators, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

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

Current legislation at the U.S. federal and state levels seeks to reduce healthcare costs and improve the quality of healthcare. In March 2010, the Affordable Care Act was enacted, which substantially changed the way health care is financed by both governmental and private insurers, and significantly impacted the U.S. pharmaceutical and biotechnology industry. The Affordable Care Act, among other things, subjects biologic products to potential competition by lower-cost biosimilars, addresses a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, increases the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program, extends the Medicaid Drug Rebate program to utilization of prescriptions of individuals enrolled in Medicaid managed care organizations, subjects manufacturers to new annual fees and taxes for certain branded prescription drugs and biologic agents and provides incentives to programs that increase the federal government’s comparative effectiveness research. At this time, the full effect that the Affordable Care Act would have on our business remains unclear. Further, significant uncertainty exists regarding the future scope and effect of the Affordable Care Act because the current administration and federal legislators have publicly declared their intention to significantly modify or repeal the legislation. We cannot predict the ultimate form or timing of any modification to, or repeal of, the Affordable Care Act or the effect that such modification or repeal would have on our business. Public announcements by the U.S. administration and members of the U.S. Congress have emphasized the administration’s significant interest in pursuing healthcare reform. Such reform efforts and any resulting changes to the Affordable Care Act, or related regulations and laws, could impact our ability to sell our products profitably.

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

If we obtain FDA approval for any of our product candidates and begin commercializing those products in the U.S., our operations may be directly, or indirectly through our future, potential customers and third-party payors, subject to various federal and state fraud and abuse laws, including, without limitation, the federal Anti-Kickback Statute, the federal False Claims Act, and physician sunshine laws and regulations. These laws or their relevant foreign counterparts may impact, among other things, our proposed sales, marketing, and education programs and our relationships with healthcare providers, physicians and other parties through which we market, sell and distribute our products for which we obtain marketing approval. In addition, we may be subject to patient privacy regulation by the federal government and the states in the U.S. as well as other jurisdictions. The laws that may affect our ability to operate include:

•

the federal Anti-Kickback Statute, which prohibits, among other things, individuals or entities from knowingly and willfully soliciting, receiving, offering or paying any remuneration (including any kickback, bribe, or rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce, or in return for, either the referral of an individual, or the purchase, lease, order, arrangement for or recommendation of the purchase, lease, order, arrangement for any good, facility, item or service, for which payment may be made, in whole or in part, under a federal healthcare program, such as the Medicare and Medicaid programs. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. In addition, the Patient Protection and Affordable Care Act, or Affordable Care Act or ACA, provides that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act and the federal civil and criminal false claims laws, including, without limitation, the federal False Claims Act, and civil monetary penalty laws which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment or approval from the federal government, including Medicare, Medicaid and other government payors, that are false or fraudulent or knowingly making, using or causing to be made or used a false record or statement material to a false or fraudulent claim or to avoid, decrease or conceal an obligation to pay money to the federal government, or knowingly concealing or knowingly and improperly avoiding or decreasing an obligation to pay money to the federal government. A claim includes “any request or demand” for money or property presented to the U.S. federal government. Several pharmaceutical and other healthcare companies have been prosecuted under these laws for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. Other companies have been prosecuted for causing false claims to be submitted because of the companies’ marketing of products for unapproved, and thus non-reimbursable, uses;

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

As of May 25, 2018, the General Data Protection Regulation (“GDPR”) regulates the collection and use of personal data in the EU. The GDPR covers any business, regardless of its location, that provides goods or services to residents in the EU and, thus, could incorporate our activities in EU member states.  The GDPR imposes strict requirements on controllers and processors of personal data, including special protections for “sensitive information,” which includes health and genetic information of individuals residing in the EU. GDPR grants individuals the opportunity to object to the processing of their personal information, allows them to request deletion of personal information in certain circumstances, and provides the individual with an express right to seek legal remedies in the event the individual believes his or her rights have been violated. Further, the GDPR imposes strict rules on the transfer of personal data out of the EU to regions that have not been deemed to offer “adequate” privacy protections, such as the U.S. currently. Failure to comply with the requirements of the GDPR and the related national data protection laws of the EU member states, which may deviate slightly from the GDPR, may result in warning letters, mandatory audits and financial penalties, including fines of up to 4% of global revenues, or €20,000,000, whichever is greater. As a result of the implementation of the GDPR, we may be required to put in place additional mechanisms ensuring compliance with the new data protection rules.

There is significant uncertainty related to the manner in which data protection authorities will seek to enforce compliance with GDPR. For example, it is unclear whether the authorities will conduct random audits of companies doing business in the EU, or act solely after complaints are filed claiming a violation of the GDPR.  The lack of compliance standards and precedent, enforcement uncertainty and the costs associated with ensuring GDPR compliance may be onerous and adversely affect our business, financial condition, results of operations and prospects.

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

Third parties may seek to claim intellectual property rights that encompass or overlap with intellectual property that we own or license from them or others. Legal proceedings may be initiated to determine the scope and ownership of these rights, and could result in our loss of rights, including injunctions or other equitable relief that could effectively block our ability to further develop and commercialize our product candidates. For example, through our 2014 license agreement with Caribou, we sublicense the rights of the Regents of the University of California and the University of Vienna (collectively, “UC/Vienna”) to a worldwide patent portfolio that covers methods of use and compositions relating to engineered CRISPR/Cas9 systems for, among other things, cleaving or editing DNA and altering gene product expression in various organisms, including eukaryotic cells. We sublicense the UC/Vienna rights to this portfolio for human therapeutic, prophylactic and palliative uses, including companion diagnostics, except for anti-fungal and anti-microbial uses. This patent portfolio to-date includes, for example, one allowed and multiple allowable patent applications in the U.S., as well as granted patents from the European Patent Office, the United Kingdom’s Intellectual Property Office, the German Patent and Trade Mark Office, Australia’s Intellectual Property agency and China’s Intellectual Property Office. Because UC/Vienna co-own this portfolio with Dr. Emmanuelle Charpentier (from whom we do not have sublicense rights), we refer to this co-owned worldwide patent portfolio as the UC/Vienna/Charpentier patent family. UC/Vienna could challenge Caribou’s rights under their license agreement, including Caribou’s right to sublicense its rights to others, such as Intellia, and on what terms such a sublicense would be granted, each of which could adversely impact our rights under our license agreement with Caribou.  Similarly, Caribou could challenge the scope of our licensed rights or fields under our license agreement, which could adversely impact our exclusive rights to use

CRISPR/Cas9 technology in our human therapeutics field. In addition, third parties could assert that UC/Vienna/Charpentier do not have rights to the CRISPR/Cas9 technology, or that any rights owned by UC/Vienna/Charpentier are limited.  For example, the Broad Institute, Massachusetts Institute of Technology, the President and Fellows of Harvard College and the Rockefeller University (collectively, the “Broad Institute”) co-own patents and patent applications (collectively, the “Broad Institute patent family”) that also claim certain aspects of CRISPR/Cas9 systems to edit genes in eukaryotic cells, including human cells. Because the respective owners of a UC/Vienna/Charpentier patent application and the Broad Institute patent family both allege owning intellectual property claiming overlapping aspects of CRISPR/Cas9 systems and methods to edit genes in eukaryotic cells, including human cells, our ability to market and sell CRISPR/Cas9-based human therapeutics may be adversely impacted depending on the scope and actual ownership over the inventions claimed in the competing patent portfolios. In January 2016, an interference proceeding was declared in the U.S. Patent and Trademark Office (“USPTO”) between the claims from one UC/Vienna/Charpentier patent application we sublicense through Caribou and certain U.S. patents and one application of the Broad Institute patent family to determine which set of inventors invented first and, thus, is entitled to patents on the invention in the U.S. In February 2017, the Patent Trial and Appeal Board (“PTAB”) dismissed the interference proceeding finding that the respective patent claims involved in the interference were distinct such that they did not meet the legal requirement to proceed with the interference. The PTAB did not make any decision regarding inventorship or priority, and therefore ownership, of the inventions claimed by the patents and applications at issue. UC/Vienna/Charpentier appealed to the U.S. Court of Appeals for the Federal Circuit seeking a review and reversal of the PTAB’s decision to terminate the interference. The Federal Circuit conducted the hearing on the appeal on April 30, 2018, and the Company expects a decision subsequent to such hearing. In addition, several other parties also claim and are seeking intellectual property rights that could overlap with aspects of the CRISPR/Cas9 inventions covered by the UC/Vienna/Charpentier patent portfolio, which could result in other legal proceedings, including interference proceedings, to determine the ownership and scope of the inventions claimed by each party including UC/Vienna/Charpentier. If UC/Vienna/Charpentier are unable to prevail in their inventorship claims or if the scope of their claims is narrowed through these various legal proceedings, then we could be prevented from developing and commercializing all or some of our products candidates unless we can obtain rights to the third-parties’ intellectual property, or avoid or invalidate it.

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

The Broad Institute patent family includes issued patents in the U.S. and Europe that purport to cover certain aspects of the CRISPR/Cas9 genome editing platform for use on eukaryotic cells, including human cells. On January 11, 2016, the PTAB declared an interference proceeding between certain patents and a patent application of the Broad Institute patent family and one UC/Vienna/Charpentier patent application to determine, based on priority of invention, whether the contested inventions belong either to UC/Vienna/Charpentier or to the Broad Institute in the U.S. This interference proceeding was discontinued by the PTAB in February 2017 without any finding regarding inventorship or priority. In discontinuing the interference proceeding, the PTAB found that the claim sets presented by the two parties were “patentably distinct” from each other and, thus, did not meet the statutory requirements for continuing the proceeding. In April 2017, UC/Vienna/Charpentier appealed to the U.S. Court of Appeals for the Federal Circuit seeking a review and reversal of the PTAB’s decision to terminate the interference, and briefing by the parties has been completed. Unless otherwise resolved, the Federal Circuit is expected to render a decision after an oral hearing, which was held on April 30, 2018. In addition, UC/Vienna/Charpentier continue to prosecute other patent claims covering the CRISPR/Cas9 inventions, which could also result in allowable or issued patents in the U.S. Certain of the claims being prosecuted by UC/Vienna/Charpentier, if found allowable by the USPTO, could lead to interference proceedings against patents or patent applications owned by other parties, including the Broad Institute patent family, with respect to certain claims expressly relating to the use of CRISPR/Cas9 in eukaryotic cells. We cannot be certain which of these results, if any, will actually occur. Further, the effects that any such results may have on us and our intellectual property position, including whether UC/Vienna/Charpentier will ultimately be successful in prosecuting to issuance a patent covering the CRISPR/Cas9 system that we are able to use under our license agreement with Caribou, are currently unknown. The Broad could seek to assert its issued patents against us based on our CRISPR/Cas9-based activities, including commercialization. Defense of these claims, regardless of their merit, would involve substantial litigation expense, would be a substantial diversion of management and other employee resources from our business and may impact our reputation. In the event of a successful claim of infringement against us, we may have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, obtain one or more licenses from third parties, pay royalties or redesign our infringing products, which may be impossible or require substantial time and monetary expenditure. In that event, we could be unable to further develop and commercialize our product candidates, which could harm our business significantly.

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

We are dependent on patents, know-how and proprietary technology, both our own and licensed from others, including Caribou and Novartis. Any termination of these licenses, loss by our licensors of the rights they receive from others, diminution of our rights or those of our licensors, or a finding that such intellectual property lacks legal effect, could result in the loss of significant rights and could harm our ability to commercialize any product candidates. For example, UC/Vienna could challenge Caribou’s rights under their agreement, including Caribou’s right to sublicense its rights to others, such as Intellia, and on what terms such a sublicense would be granted, each of which could adversely impact our rights under our agreement with Caribou.  Similarly, Caribou could challenge the scope of our licensed rights or fields under our license agreement, which could adversely impact our exclusive rights to use CRISPR/Cas9 technology in our human therapeutics field.

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

In addition, since the passage of the America Invents Act in 2013, U.S. law also provides for other procedures to challenge patents, including inter partes reviews and post-grant reviews, that add uncertainty to the possibility of challenge to our developed or licensed patents and patent applications in the future. Furthermore, for U.S. applications in which all claims are entitled to a priority date before March 16, 2013, an interference proceeding can be provoked by a third party or instituted by the USPTO to determine who was the first to invent any of the subject matter covered by the patent claims of our applications. See the above risk factor titled “Third-party claims of intellectual property infringement against us, our licensors or our collaborators may prevent or delay our product discovery and development efforts.”

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

We may be involved in lawsuits to protect or enforce our patents, the patents of our licensors or our licenses, which could be expensive, time-consuming, and unsuccessful.

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

Further, if a party to our licenses, either a licensee or licensor, were to breach or challenge our rights under the relevant license agreement (or if one of our licensor’s own licensors were to challenge our licensor’s rights), we may have to initiate or participate in a legal proceeding to enforce our rights.  Any such legal proceeding could be expensive and time-consuming.  In addition, if a court or other tribunal were to rule against us, we could lose key intellectual property and financial rights.  Pursuing or defending against these legal claims, regardless of merits, would involve substantial legal expense and would be a substantial diversion of employee resources from our business.  Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation or contractual litigation there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation or proceeding. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock.

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

Under our current and future license agreements, we may be required to pay milestones and royalties based on our revenues, including sales revenues of our products, utilizing the technologies licensed or sublicensed from third parties, including Caribou, Novartis and Regeneron, and these milestones and royalty payments could adversely affect our ability to research, develop and obtain approval of product candidates, as well as the overall profitability for us of any products that we may seek to commercialize. In order to maintain our license rights under these license agreements, we will need to meet certain specified milestones, subject to certain cure provisions, in the development of our product candidates.  Further, our licensors (or their licensors) or licensees may dispute the terms, including amounts, that we are required to pay under the respective license agreements.  If these claims were to result in a material increase in the amounts that we are required to pay to our licensors, or in a claim of breach of the license, our ability to research, develop and obtain approval of product candidates, or to commercialize products, could be significantly impaired.

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

We have incurred substantial losses during our history and do not expect to become profitable in the near future, and we may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire. As of December 31, 2017, we had federal and state net operating loss carryforwards of $36.7 million and $27.8 million, respectively, which begin to expire in 2034. As of December 31, 2017, we had federal and state research and development tax credit carryforwards of approximately $3.4 million and $2.5 million, which begin to expire in 2034 and 2030, respectively. Our net deferred tax assets and liabilities have been revalued at the newly enacted U.S. corporate rate. Under Sections 382 and 383 of the Code, if a corporation undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards, or NOLs, and other pre-change tax attributes (such as research and development tax credits) to offset its post-change income or taxes may be limited. We may have experienced ownership changes in the past and may experience ownership changes in the future as a result of this offering and/or subsequent shifts in our stock ownership (some of which shifts are outside our control). As a result, if we earn net taxable income, our ability to use our pre-change NOLs and R&D tax credits to offset such taxable income and income tax, respectively, could be subject to limitations. Similar provisions of state tax law may also apply. As a result, even if we attain profitability, we may be unable to use a material portion of our NOLs and other tax attributes. Under the TCJA, net operating losses generated after December 31, 2017 are not subject to expiration but can only offset 80% of taxable income in the year that they are used.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 5. Other Information

Pursuant to a Form 8-K filed with the Securities and Exchange Commission on June 22, 2018, Graeme Bell, Executive Vice President, Chief Financial Officer (and principal financial and accounting officer) of Intellia Therapeutics, Inc. (the “Company”) informed the Company on June 18, 2018 that he will be resigning from his position for personal reasons effective August 3, 2018. John M. Leonard, M.D., Intellia’s President and Chief Executive Officer, will fulfill the duties of principal financial officer until a permanent successor is appointed, and John Hayes, Intellia’s Senior Director of Finance and Controller, will fulfill the duties of principal accounting officer until a permanent successor is appointed in each case effective as of August 3, 2018.

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

Dated: August 1, 2018

INTELLIA THERAPEUTICS, INC.

By:	/s/ John M. Leonard
John M. Leonard, M.D.
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Graeme Bell
Graeme Bell
Executive Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)