Form 10-Q
period 2018-09-30
Intellia Therapeutics, Inc.
filed 2018-10-31
CIK 1652130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   ☒    No   ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes   ☒    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐    No   ☒

The number of shares outstanding of the registrant’s common stock as of October 26, 2018: 43,419,303 shares.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

INTELLIA THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Amounts in thousands except share and per share data)

	September 30, 2018	December 31, 2017
ASSETS
Current Assets:
Cash and cash equivalents	$293,248	$340,678
Accounts receivable	2,813	10,471
Prepaid expenses and other current assets	2,768	3,681
Total current assets	298,829	354,830
Property and equipment, net	16,935	15,272
Other assets	5,469	6,133
Total Assets	$321,233	$376,235
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$1,754	$2,172
Accrued expenses	9,893	7,999
Current portion of deferred revenue	14,268	21,188
Total current liabilities	25,915	31,359
Deferred revenue, net of current portion	31,996	44,111
Other long-term liabilities	52	168
Commitments and contingencies
Stockholders' Equity:
Common stock, $0.0001 par value; 120,000,000 shares authorized, 43,369,323 shares and 42,384,623 shares issued and outstanding, respectively	4	4
Additional paid-in capital	445,225	421,706
Accumulated deficit	(181,959)	(121,113)
Total stockholders' equity	263,270	300,597
Total Liabilities and Stockholders' Equity	$321,233	$376,235

See notes to consolidated financial statements.

INTELLIA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Amounts in thousands except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Collaboration revenue	$7,408	$7,317	$22,554	$19,449
Operating expenses:
Research and development	23,237	17,481	69,197	46,477
General and administrative	8,270	5,711	23,481	17,812
Total operating expenses	31,507	23,192	92,678	64,289
Operating loss	(24,099)	(15,875)	(70,124)	(44,840)
Interest income	1,397	519	3,847	1,260
Net loss	$(22,702)	$(15,356)	$(66,277)	$(43,580)
Net loss per share, basic and diluted	$(0.53)	$(0.44)	$(1.55)	$(1.25)
Weighted average shares outstanding, basic and diluted	43,161	35,189	42,684	34,945

See notes to consolidated financial statements.

INTELLIA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in thousands)

	Nine Months Ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(66,277)	$(43,580)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,237	2,161
(Gain) Loss on disposal of property and equipment	(16)	112
Equity-based compensation	13,464	8,726
Changes in operating assets and liabilities:
Accounts receivable	7,658	1,961
Prepaid expenses and other current assets	913	(508)
Accounts payable	(65)	(232)
Accrued expenses	1,423	302
Deferred revenue	(13,604)	(13,298)
Other assets	664	478
Other long-term liabilities	(116)	(92)
Net cash used in operating activities	(52,719)	(43,970)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(4,766)	(7,694)
Net cash used in investing activities	(4,766)	(7,694)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from options exercised	9,457	508
Issuance of shares through employee stock purchase plan	598	356
Net cash provided by financing activities	10,055	864
Net decrease in cash and cash equivalents	(47,430)	(50,800)
Cash and cash equivalents, beginning of period	340,678	273,064
Cash and cash equivalents, end of period	$293,248	$222,264
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Purchases of property and equipment unpaid at period end	$922	$601

See notes to consolidated financial statements.

INTELLIA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Overview and Basis of Presentation

Intellia Therapeutics, Inc. (“Intellia” or the “Company”) is a genome editing company focused on developing proprietary, curative therapeutics utilizing a biological tool known as CRISPR/Cas9.

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

3) Determine the transaction price

The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring goods and services to the customer. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing either the expected value method or the most likely amount method, depending on the nature of the variable consideration. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. Any estimates, including the effect of the constraint on variable consideration, are evaluated at each reporting period for any changes. Determining the transaction price requires significant judgment, which is discussed in further detail for each of the Company’s collaboration agreements in Note 5. In addition, neither of the Company’s contracts as of September 30, 2018 contained a significant financing component.

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

As of September 30, 2018, the Company’s only revenue recognized is related to collaboration agreements with third parties. As discussed in further detail in Note 5, the Company enters into out-licensing agreements which are within the scope of ASC 606, under which it licenses certain rights to its product candidates to third parties. The terms of these arrangements typically include payment to the Company of one or more of the following: nonrefundable, upfront fees; development, regulatory, and commercial milestone payments; research and development funding payments; and royalties on the net sales of licensed products. Each of these payments results in collaboration revenues, except for revenues from royalties on the net sales of licensed products, which are classified as royalty revenues.

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

The following table presents changes in the Company’s contract liabilities during the nine months ended September 30, 2018 (in thousands):

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Nine Months Ended September 30, 2018
Contract liabilities:
Deferred revenue	$59,868	$3,000	$(16,604)	$46,264

During the nine months ended September 30, 2018, the Company recognized the following revenues as a result of changes in the contract liability balance (in thousands):

Revenue recognized in the period from:	Nine Months Ended September 30, 2018
Amounts included in the contract liability at the beginning of the period	$16,604

The following tables show the impact of adoption to our consolidated statement of income and balance sheet (in thousands):

	Three Months Ended September 30, 2018
	Impact of changes in accounting policies
	As Reported	Balances without adoption of ASC 606	Effect of Change Higher/(Lower)
Collaboration revenue	$7,408	$7,103	$305
Operating loss	(24,099)	(24,404)	305
Net loss	$(22,702)	$(23,007)	$305
Net loss per share, basic and diluted	$(0.53)	$(0.53)	$-

	Nine Months Ended September 30, 2018
	Impact of changes in accounting policies
	As Reported	Balances without adoption of ASC 606	Effect of Change Higher/(Lower)
Collaboration revenue	$22,554	$23,458	$(904)
Operating loss	(70,124)	(69,220)	(904)
Net loss	$(66,277)	$(65,373)	$(904)
Net loss per share, basic and diluted	$(1.55)	$(1.53)	$(0.02)

	September 30, 2018
	Impact of changes in accounting policies
	As Reported	Balances without adoption of ASC 606	Effect of Change Higher/(Lower)
Liabilities:
Deferred revenue - current	$14,268	$17,183	$(2,915)
Deferred revenue - noncurrent	31,996	33,608	(1,612)
Stockholders' equity:
Accumulated deficit	$(181,959)	$(186,486)	$4,527

Costs to obtain and fulfill a contract

The Company did not incur any expenses to obtain collaboration agreements and costs to fulfill those contracts do not generate or enhance resources of the Company. As such, no costs to obtain or fulfill a contract have been capitalized in any period.

The Company has applied the new standard to all of its contracts as of January 1, 2018.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”). ASU 2016-02 establishes Topic 842 which amends ASC 840, Leases, by introducing a lessee model that requires balance sheet recognition of most leases. Topic 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements. The Company is the lessee under certain leases that are accounted for as operating leases. The proposed changes would require that substantially all of the Company’s operating leases be recognized as assets and liabilities on the Company’s balance sheet. ASU 2016-02 will be effective for the Company for annual periods, and interim periods within those annual periods, beginning January 1, 2019. The Company expects to adopt this new lease standard using the transition method made available by the FASB in ASU No. 2018-11, using the effective date of January 1, 2019 as our date of initial application. Using this transition method, the Company will recognize a cumulative effect adjustment to the opening balance of retained earnings on January 1, 2019. As a result of electing this method, disclosures required under the new standard will not be provided for dates or periods before January 1, 2019. Topic 842 provides several optional practical expedients in transition. The Company expects to elect the package of practical expedients which would mean the Company would not need to reassess its existing conclusions on lease identification, classification, and initial direct costs. The Company is still evaluating the election of the use-of-hindsight practical expedient. Additionally, Topic 842 allows practical expedients for ongoing accounting treatment. The Company expects to elect the short-term lease recognition exemption for all leases that qualify. This means for those leases that qualify, the Company would not recognize right-of-use (“ROU”) assets or lease liabilities. The Company also expects to elect the practical expedient which allows it not to separate lease and non-lease components for all its leases.

While the Company continues to assess the effects of adoption and cannot reasonably estimate the impact at this time, the Company does expect that this standard will have a material impact on its consolidated financial statements. The Company expects the most significant effects to be the recognition of both ROU assets and lease liabilities for our operating leases as well as significant new lease-related disclosures.

3.	Fair Value Measurements

The Company classifies fair value-based measurements using a three-level hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows: Level 1, quoted market prices in active markets for identical assets or liabilities; Level 2, observable inputs other than quoted market prices included in Level 1, such as quoted market prices for markets that are not active or other inputs that are observable or can be corroborated by observable market data; and Level 3, unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities, including certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

The Company’s financial instruments as of September 30, 2018 and December 31, 2017 consisted primarily of cash and cash equivalents, accounts receivable and accounts payable. As of September 30, 2018 and December 31, 2017, the Company’s financial assets recognized at fair value on a recurring basis consisted of the following:

	Fair Value as of September 30, 2018
	Total	Level 1	Level 2	Level 3
	(In thousands)
Cash equivalents	$289,723	$289,723	$—	$—
Total	$289,723	$289,723	$—	$—

	Fair Value as of December 31, 2017
	Total	Level 1	Level 2	Level 3
	(In thousands)
Cash equivalents	$330,896	$330,896	$—	$—
Total	$330,896	$330,896	$—	$—

The Company estimates the fair value of its cash equivalents using quoted market prices in active markets. Other financial instruments, including accounts receivable and accounts payable, are carried at cost, which approximate fair value due to the short duration and term to maturity.

4.	Accrued Expenses

Accrued expenses consisted of the following:

	September 30,	December 31,
	2018	2017
	(In thousands)
Employee compensation and benefits	$5,119	$4,773
Research and development and professional expenses	4,774	3,226
Accrued expenses	$9,893	$7,999

5.	Collaborations

Novartis Institutes for BioMedical Research

In December 2014, the Company entered into a strategic collaboration agreement (the “Novartis Agreement”) with Novartis Institutes for Biomedical Research, Inc. (“Novartis”), primarily focused on the development of new ex vivo CRISPR/Cas9-edited therapies using chimeric antigen receptor T cells (“CAR-T cell”s) and hematopoietic stem cells (“HSC”s).

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

Collaboration Revenue

Through September 30, 2018, excluding amounts allocated to Novartis’ purchase of the Company’s Class A-1 and Class A-2 Preferred Units, the Company had recorded a total of $37.4 million in cash and accounts receivable under the Novartis Arrangement. Through September 30, 2018, the Company has recognized $35.7 million of collaboration revenue, including $2.4 million and $7.2 million during the three and nine months ended September 30, 2018, respectively, and $2.4 million and $6.8 million during the three and nine months ended September 30, 2017, respectively, in the consolidated statements of operations related to this agreement. As of September 30, 2018, there was approximately $11.6 million of the aggregate transaction price remaining to be recognized, which will be recognized through December 2019.

As of September 30, 2018 and December 31, 2017, the Company had accounts receivable of $1.0 million and $6.0 million, respectively, and deferred revenue of $1.6 million and $11.2 million, respectively, related to this agreement. Amounts for 2018 are reflective of accounting under ASC 606 and amounts for 2017 are reflective of accounting under ASC 605 and therefore may not be comparable.

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

Agreement Structure

Under the terms of the collaboration, the Company and Regeneron have agreed to a target selection process, whereby Regeneron may obtain exclusive rights for up to 10 targets to be chosen by Regeneron during the collaboration term, subject to various adjustments and limitations set forth in the agreement. Of these 10 total targets, Regeneron may select up to five non-liver targets, while the remaining targets must be focused in the liver. At the inception of the agreement, Regeneron selected the first of its 10 targets, which is subject to a co-development and co-commercialization arrangement between the Company and Regeneron.

The Company retains the exclusive right to solely develop products for certain indications. During the target selection process, the Company has the right to choose additional liver targets for its own development using commercially reasonable efforts. Certain targets that either the Company or Regeneron select are subject to further co-development and co-commercialization arrangements at the Company’s or Regeneron’s option, as applicable, which either can exercise pursuant to defined conditions. In July 2018, the Company and Regeneron agreed to a form of Co-Development and Co-Promotion Agreement that will be used as the basis for each co-development/co-promotion agreement directed to a target and, simultaneously, the Company and Regeneron entered into the co-development/co-promotion agreement directed to the first collaboration target, ATTR, for which the Company will be the clinical and commercial lead.  In addition, subject to certain restrictions, Regeneron will be able to replace a limited number of targets with substitute targets upon the payment of a specified replacement fee, in which case exclusive rights to the replaced target revert to the Company. Regeneron’s target selections are subject to certain additional restrictions, including that non-liver targets are not the subject of ongoing or planned research and development by the Company or are not the subject of a collaboration or pending collaboration with a third party.

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

In connection with this collaboration, Regeneron agreed to purchase $50.0 million of the Company’s common stock in a private placement under a Stock Purchase Agreement (the “Stock Purchase Agreement”) concurrent with the Company’s initial public offering, and the Company received a nonrefundable upfront payment of $75.0 million. In addition, the Company is eligible to earn, on a per-licensed target basis, (i) up to $25.0 million in development milestones, including for the dosing of the first patient in each of Phase I, Phase II and Phase III clinical trials, (ii) up to $110.0 million in regulatory milestones, including for the acceptance of a regulatory filing in the U.S., and U.S. and ex-U.S. regulatory approvals, and (iii) up to $185.0 million in sales-based milestone payments. The Company is also eligible to earn royalties ranging from the high single digits to low teens, in each case, on a per-product basis, which royalties are potentially subject to various reductions and offsets and are further subject to the Company’s existing low- to mid-single-digit royalty obligations under a license agreement with Caribou Biosciences, Inc. (“Caribou”). In addition, Regeneron is obligated to fund 50.0 percent of the research and development costs for the transthyretin amyloidosis program, the first target selected by Regeneron, which is subject to a co-development and co-commercialization arrangement between the Company and Regeneron.

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

Collaboration Revenue

Through September 30, 2018, excluding the amounts allocated to Regeneron’s purchase of common stock, the Company recorded a $75.0 million upfront payment and $10.5 million for research and development services under the Regeneron Arrangement. Through September 30, 2018, the Company has recognized $40.9 million of collaboration revenue, including $5.0 million and $15.4 million during the three and nine months ended September 30, 2018, respectively, and $4.9 million and $12.6 million in the three and nine months ended September 30, 2017, respectively, in the consolidated statements of operations related to this arrangement. As of September 30, 2018, there was approximately $44.6 million of the aggregate transaction price remaining to be recognized, which will be recognized ratably through April 2022.

As of September 30, 2018 and December 31, 2017, the Company had deferred revenue of $44.6 million and $54.1 million, respectively, and accounts receivable of $1.8 million and $4.5 million, respectively, related to this arrangement.

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

6.	Equity-Based Compensation

Equity-based compensation expense is classified in the consolidated statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)
Research and development	$2,591	$1,987	$7,617	$5,048
General and administrative	1,865	1,260	5,847	3,678
Total	$4,456	$3,247	$13,464	$8,726

Restricted Stock

The following table summarizes the Company’s restricted stock activity for the nine months ended September 30, 2018:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested restricted stock as of January 1, 2018	479,822	$0.90
Granted	86,250	22.98
Vested	(378,033)	0.79
Cancelled	(44,524)	8.48
Unvested restricted stock as of September 30, 2018	143,515	$12.13

As of September 30, 2018, there was $2.2 million of unrecognized equity-based compensation expense related to restricted stock that is expected to vest. These costs are expected to be recognized over a weighted average remaining vesting period of 1.5 years.

Stock Options

The weighted average grant date fair value of options, estimated as of the grant date using the Black-Scholes option pricing model, was $21.29 per option and $18.19 per option for those options granted during the three and nine months ended September 30, 2018, respectively, and $13.45 and $10.73 per option for those options granted during the three and nine months ended September 30, 2017, respectively. Key assumptions used to apply this pricing model were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Risk-free interest rate	2.8%	1.9%	2.6%	1.9%
Expected life of options	6.0 years	6.0 years	5.5-6.25 years	6.0 years
Expected volatility of underlying stock	87.7%	95.4%	88.9%	93.0%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

The following is a summary of stock option activity for the nine months ended September 30, 2018:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding at January 1, 2018	4,705,448	$12.09
Granted	1,076,731	24.43
Exercised	(982,142)	9.63
Forfeited and Expired	(547,529)	16.55
Outstanding at September 30, 2018	4,252,508	$15.20	7.98	$57,432
Exercisable at September 30, 2018	1,616,167	$10.49	6.83	$29,419

As of September 30, 2018, there was $30.1 million of unrecognized compensation cost related to stock options that are expected to vest. These costs are expected to be recognized over a weighted average remaining vesting period of 2.8 years.

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

Basic and diluted loss per share was calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)
Net loss	$(22,702)	$(15,356)	$(66,277)	$(43,580)
Weighted average shares outstanding, basic and diluted	43,161	35,189	42,684	34,945
Net loss per share, basic and diluted	$(0.53)	$(0.44)	$(1.55)	$(1.25)

The following common stock equivalents were excluded from the calculation of diluted loss per share because their inclusion would have been anti-dilutive:

	Periods Ended September 30,
	2018	2017
	(In thousands)
Unvested restricted stock	144	766
Stock options	4,253	4,421
Total	4,397	5,187

8.	Related Party Transactions

Caribou Therapeutics

In July 2014, the Company issued Caribou Therapeutics Holdco, LLC, a wholly-owned subsidiary of Caribou, 8,110,599 Junior Preferred Units. As a result of this and related transactions, Caribou owned 9.2% of the Company’s voting interests as of June 30, 2018.

The Company recognized general and administrative expense of $0.1 million and $0.7 million during the three and nine months ended September 30, 2018, respectively, and $0.1 million and $0.6 million, respectively, during the three and nine months ended September 30, 2017, related to the Company’s obligation to pay 30.0 percent of Caribou’s patent prosecution, filing and maintenance costs.

Novartis Institutes for BioMedical Research

In connection with its entry into the collaboration and license agreement and related equity transactions with Novartis, the Company issued Novartis 4,761,905 Class A-1 Preferred Units and 2,666,666 Class A-2 Preferred Units. In August 2015, Novartis acquired 761,905 shares of the Company’s Series B Preferred Stock, and in May 2016, Novartis acquired 277,777 shares of the Company’s common stock in a private placement transaction concurrent with the Company’s IPO. As a result of these and subsequent transactions, Novartis collectively owned 9.9% of the Company’s voting interests as of June 30, 2018.

The Company recognized collaboration revenue of $2.4 million and $7.2 million during the three and nine months ended September 30, 2018, respectively, and $2.4 million and $6.8 million in the three and nine months ended September 30, 2017, respectively, in the consolidated statements of operations related to this agreement. As of September 30, 2018 and December 31, 2017, the Company had recorded accounts receivable of $1.0 million and $6.0 million, respectively, and deferred revenue of $1.6 million and $11.2 million, respectively, related to this collaboration. Refer to Note 5, Collaborations, for additional information regarding this collaboration agreement.

9.Subsequent Event

On October 12, 2018, the Company filed a Registration Statement on Form S-3 (the “Shelf”) with the SEC in relation to the registration of common stock, preferred stock, warrants and/or units of any combination thereof (collectively, the “Securities”). The Company also simultaneously entered into an Open Market Sale Agreement (the “Sales Agreement”) with Jefferies LLC, (the “Sales Agent”), to provide for the offering, issuance and sale by the Company of up to an aggregate amount of $100.0 million of its common stock from time to time in “at-the-market” offerings under the Shelf and subject to the limitations thereof.  The Company will pay to the sales agent cash commissions of 3.0 percent of the gross proceeds of sales of common stock under the Sales Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Information

This Quarterly Report on Form 10-Q contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may be identified by such forward-looking terminology as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. Our forward-looking statements are based on a series of expectations, assumptions, estimates and projections about our company, are not guarantees of future results or performance and involve substantial risks and uncertainty. We may not actually achieve the plans, intentions or expectations disclosed in these forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in these forward-looking statements. Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including the risks and uncertainties inherent in our statements regarding:

•

the initiation, timing, progress and results of our research and development programs and future preclinical and clinical studies, including the anticipated timing of an investigational new drug application for transthyretin amyloidosis, our lead indication;

•	our ability to use a modular platform capability or other strategy to efficiently discover and develop product candidates, including by applying learnings from one program to other programs;
•	our ability to research, develop or maintain a pipeline of product candidates;
•	our ability to manufacture or obtain material for our product candidates;
•	our ability to advance any product candidates into, and successfully complete, clinical studies, including clinical studies necessary for regulatory approval and commercialization;
•	our ability to advance our genome editing and therapeutic delivery capabilities;
•	the scope of protection, including patents and license rights, we are able to establish and maintain for intellectual property rights covering our product candidates and technology;
•	our ability to operate, including commercializing products, without infringing or breaching the proprietary or contractual rights of others;
•	the issuance or enforcement of regulatory requirements and guidance regarding preclinical and clinical studies for genome editing products;
•	the timing or likelihood of regulatory filings and approvals;
•	the commercialization of our product candidates, if approved;
•	the pricing and reimbursement of our product candidates, if approved;
•	the implementation of our business model, strategic plans for our business, product candidates and technology;
•	estimates of our expenses, future revenues, capital requirements and our needs for additional financing;
•	the potential benefits of strategic collaboration agreements and our ability to enter into strategic arrangements;
•	our ability to maintain and establish collaborations and intellectual property licenses and rights and the scope of such rights;
•	our financial performance or ability to obtain additional funding;
•	developments relating to our licensors, licensees, third-parties from which we derive rights, collaborators, competitors and our industry; and
•	other risks and uncertainties, including those listed under the caption “Risk Factors.”

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

We commenced active operations in mid-2014, and our operations to date have been limited to organizing and staffing our company, business planning, raising capital, developing our technology, identifying potential product candidates, undertaking preclinical research and studies and evaluating a clinical path for our pipeline programs. To date, we have financed our operations primarily through our collaborations with Novartis Institutes for BioMedical Research, Inc., (“Novartis”), and Regeneron Pharmaceuticals, Inc., (“Regeneron”), convertible preferred stock financings, our initial public offering and concurrent private placements of our common stock, and a follow-on public offering. All of our revenue to date has been collaboration revenue. Since our inception and through September 30, 2018, we have raised an aggregate of approximately $519.2 million to fund our operations, of which $122.7 million was through our collaboration agreements, $170.5 million was from our initial public offering and concurrent private placements, $141.0 million was from a follow-on offering and $85.0 million was from the sale of convertible preferred stock.

We are building a full-spectrum genome editing company and believe our product focus, therapeutic discovery and development strength, delivery expertise and IP portfolio make us well-positioned to translate the potential of the CRISPR/Cas9 system into clinically meaningful genome editing-based therapeutics. To maximize our opportunity to rapidly develop clinically successful products, we are applying a balanced and synergistic approach with our in vivo and ex vivo initial indications. Our approach is defined by four primary criteria: (i) the type of edit—knockout, repair or insertion; (ii) the delivery modality for and modularity of in vivo and ex vivo applications; (iii) the presence of established therapeutic endpoints; and (iv) the potential for the CRISPR/Cas9 system to provide therapeutic benefits when compared to existing therapeutic modalities. Our initial indications include in vivo programs focused on diseases attributable to genes expressed in the liver that have significant unmet medical needs – transthyretin amyloidosis (“ATTR”), which we are co-developing with Regeneron, alpha-1 antitrypsin deficiency (“AATD”), and inborn errors of metabolism, such as primary hyperoxaluria type 1 (“PH1”). For ex vivo applications, our wholly owned programs focus on next-generation, engineered cell therapy solutions that we expect will ultimately be allogeneic. Our other ex vivo programs partnered with Novartis use CRISPR/Cas9 to potentially create improved chimeric antigen receptor T cell (“CAR-T cell”) therapy, as well as engineered hematopoietic stem cell (“HSC”) product candidates.

In May 2018, we presented data from ongoing non-human primate (“NHP”) studies that demonstrated liver genome editing after a single systemic administration of lipid nanoparticles (“LNP”s) containing CRISPR/Cas9 cargo and an associated 60 percent reduction of transthyretin (“TTR”) protein, a level that has been associated with therapeutic effects in other treatment modalities in patients. Based on these data, we are conducting investigational new drug (“IND”)-enabling activities for a therapeutic to treat ATTR. In October 2018, at the European Society of Gene and Cell Therapy (“ESGCT”) meeting, we presented additional data from our NHP studies further demonstrating a high correlation between liver editing and reduction of TTR. We reported that liver editing rates of approximately 35 to 40 percent in NHPs achieved a TTR protein reduction of greater than 60 percent, which is believed to be a therapeutically meaningful reduction of TTR.  We also observed durability of liver editing and reduction of circulating TTR in this species for over six months. The data also demonstrated the transient nature of Intellia’s proprietary modular LNP delivery system, which was rapidly cleared from circulation, with all CRISPR/Cas9 components undetectable in blood and liver within five days of administration.

Subsequent to the studies detailed above, we have observed further substantial increases in liver editing and corresponding TTR reduction rates with the inclusion (both independently and in combination) of further modifications to our guide RNA (“gRNA”), Cas9 messenger RNA (“mRNA”) and lipid chemistry.  Certain improvements have demonstrated up to 78 percent (mean of 59 percent) liver editing with up to 96 percent (mean reduction of 78 percent) TTR reduction in NHPs. As a result of these observations, we are further investigating the possibility of incorporating one or more of these improvements into our ongoing IND-enabling activities, which would result in submission of the IND application for our lead indication, ATTR, in 2020 in lieu of 2019. We continue to evaluate all components of our therapeutic candidates (including gRNA, Cas9 mRNA and lipid chemistry) through single and repeat dose experiments in NHPs in order to optimize our proprietary LNP-CRISPR/Cas9 delivery system. Further, we also continue to conduct studies across multiple animal models and across multiple primary liver cells to maximize editing rates through repeat dosing and formulation optimization.

We have also demonstrated continued progression of our modular LNP delivery platform capability to knock out various liver targets of interest in mice, including SERPINA1 for liver dysfunction associated with AATD and HAO1 for PH1. The most common genetic form of AATD is caused by a mutation in the SERPINA1 gene, that could manifest deleterious gain-of-function effects in the liver earlier in life as well as loss-of-function effects in the lung later in life in patients.  Therefore, knocking out SERPINA1 could form the basis of a therapeutic for AATD-associated liver dysfunction. To date, we have achieved 85 percent editing of SERPINA1 in a mouse having the human SERPINA1 gene leading to an approximately 95 percent reduction of the encoded alpha1-antitrypsin (“AAT”) protein. In PH1, excess oxalate produced in the liver, a condition called hyperoxaluria, crystallizes and accumulates in various organs and eventually causes kidney failure. Our therapeutic approach is to knock out genes involved in the metabolic pathway for oxalate production, including the gene HAO1, and thereby reduce the levels of glyoxylate and in turn urinary oxalate. In a mouse model of hyperoxaluria, we achieved approximately 80 percent editing of HAO1, leading to an approximately 45 percent reduction in urinary oxalate after a single dose. And, we also have observed up to 90 percent reduction in the protein expressed by HAO1 in a wild type mouse. These successful levels of editing reinforce the modular nature of our LNP delivery platform, including efficient and effective delivery to hepatocytes.

In October 2018, at ESGCT, we also reported our progress in advancing complex (insertion or repair) genome editing capabilities. In our collaboration with Regeneron, we combined our modular LNP delivery system of CRISPR/Cas9 with our proprietary modular adeno-associated viral (“AAV”) insertion template to achieve supratherapeutic levels (levels higher than those required in a clinical setting) of gene expression in mice. Using F9, the gene encoding Factor IX (“FIX”), as a model gene, we demonstrated the first robust, efficient CRISPR-mediated targeted insertion into the liver. FIX is a blood-clotting protein that is missing or defective in hemophilia B patients. Using our proprietary bi-directional template, we detected hybrid mAlb-hF9 transcripts in over 50 percent of hepatocyte cells following a single dose and achieved circulating human FIX protein levels of over 30,000 ng/mL. We observed that by varying either the LNP or the AAV doses, we could modulate FIX levels, while still maintaining stable and ongoing expression levels in all cases throughout 12 weeks of observation. This hybrid LNP-AAV delivery approach was then applied to our wholly owned AATD program to achieve CRISPR-mediated insertion of donor template DNA encoding the SERPINA1 gene. The insertion resulted in blood protein levels in mice that correspond to AAT blood levels that prevent progressive loss of pulmonary capacity in humans. These data show that the hybrid LNP-AAV delivery system can achieve targeted, stable insertion of DNA by combining the advantages of transient Cas9 expression via LNP-based delivery with AAV as a template delivery approach.  These data further highlight the potential to simultaneously address a broad set of genetic diseases which may require complex edits.

In October 2017, we presented data from an in vivo mouse study showing, after a single intracerebral injection, delivery to the brain with one of our proprietary LNP formulations as demonstrated by the expression of tdTomato protein. Additionally, we presented data from another in vivo mouse study showing genome editing in brain tissue following single intracerebral injections of several proprietary LNP formulations. Editing was assessed under various dosing regimens with six different proprietary LNP formulations following a single intracerebral injection targeting the striatum and cerebellum. Under these various conditions, a range of editing levels from less than 1 percent up to 28 percent were achieved in the striatal and cerebellar tissue. The injections were well tolerated and the mice did not display any behavioral changes post dosing. We continue to advance our application of CRISPR/Cas9 technology to the central nervous system, including through our collaboration with Beverly Davidson, Ph.D., of the Children’s Hospital of Philadelphia, who shared promising LNP delivery of green fluorescent protein (“GFP”) to the striatum of NHPs at the American Society of Gene and Cell Therapy conference in May 2018 and at ESGCT in October 2018.

In December 2017, we and our collaborator Novartis shared initial data from our research collaboration on genome-edited human HSCs. These data showed successful ex vivo editing of the erythroid specific enhancer region of BCL11A, a gene associated with ameliorating sickle cell disease, and the ability of these cells to steadily engraft in mice while maintaining their desired properties. Specifically, the data showed that greater than 80 percent target site modification in HSCs and progenitor CD34+ cells was achieved following electroporation of ribonucleoprotein (“RNP”) composed of Cas9 protein and a gRNA selected for efficacy and potency. In addition, we demonstrated an approximately 40 percent reduction in BCL11A mRNA with a corresponding two-fold increase in γ-globin transcript and 30 to 40 percent more fetal hemoglobin-positive cells above background. Editing of CD34+ cells from patient donors resulted in similar decreases in BCL11A mRNA and increases in γ-globin transcript. We also showed engraftment over 16 weeks following transplantation of edited human bone marrow CD34+ cells into immune compromised mice, while maintaining editing levels in engrafted cells. We did not observe any off-target events in CD34+ cells edited with the selected gRNA, as measured by targeted next generation sequencing of sites identified through in silico prediction and based on an unbiased, genome-wide, oligo-insertion detection method.

In May 2018, we and our collaborator Ospedale San Raffaele (“OSR”), presented the first update on our joint discovery and development efforts on Wilms’ Tumor 1 (“WT1”)-specific transgenic T cell receptors (“TCR”s). In conjunction with this presentation, we announced that our first cell therapy target is an epitope of the tumor-overexpressed protein WT1, for the treatment of acute myeloid leukemia (“AML”) and other potential hematological malignancies, as well as for solid tumors. We shared findings showing the generation, characterization and advancement of WT1-specific, transgenic T cells against multiple WT1 epitopes presented on HLA-A*02:01 and other Class I alleles. Initial data demonstrating both recognition and killing of AML cells also was presented.

At the ESGCT meeting in October 2018, we and our collaborator OSR shared an update on our progress with the presentation of in vitro data showing that CRISPR/Cas9 editing in T cells could achieve over 90 percent knockout of endogenous TCRs. In addition, we showed that, after insertion of WT1-specific TCRs, the engineered T cells were fully functional and capable of specifically killing approximately 40 percent of leukemic blasts that expressed WT1 antigen and the HLA-A*02:01 allele. We continue to develop engineered T cells for acute myeloid leukemia as part of our wholly owned ex vivo product pipeline based on these novel TCRs and our genome editing technology.

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

Collaboration Revenue

Through September 30, 2018, excluding amounts allocated to Novartis’ purchase of our Class A-1 and Class A-2 Preferred Units, we had recorded a total of $37.4 million in cash and accounts receivable under the Novartis agreement. Through September 30, 2018, we have recognized $35.7 million of collaboration revenue, including $2.4 million and $7.2 million during the three and nine months ended September 30, 2018, respectively, and $2.4 million and $6.8 million in the three and nine months ended September 30, 2017, respectively, in the consolidated statements of operations related to this agreement. As of September 30, 2018 and December 31, 2017, we had $0.1 million and $0.6 million of accounts receivable, respectively, and deferred revenue of $1.6 million and $11.2 million, respectively, related to this agreement.

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

At the inception of the agreement, Regeneron selected the first of its 10 targets, which is subject to a co-development and co-commercialization arrangement between us and Regeneron. We retain the exclusive right to solely develop products for certain targets, including targets associated with the genetic diseases PH1 and AATD. During the target selection process, we have the right to choose additional liver targets for our own development using commercially reasonable efforts. Certain targets that either we or Regeneron select may be subject to further co-development and co-commercialization arrangements at our or Regeneron’s option, as applicable, which either can exercise pursuant to defined conditions. In July 2018, we and Regeneron agreed to a form of Co-Development and Co-Promotion Agreement that will be used as the basis for each co-development/co-promotion agreement directed to a target and, simultaneously, we and Regeneron entered into the co-development/co-promotion agreement directed to the first collaboration target, ATTR, for which we will be the clinical and commercial lead.  In addition, subject to certain restrictions, Regeneron will be able to replace a limited number of targets with substitute targets upon the payment of a specified replacement fee, in which case exclusive rights to the replaced target revert to us. Regeneron’s target selections are subject to certain additional restrictions, including that non-liver targets are not the subject of ongoing or planned research and development by us or are not the subject of a collaboration or pending collaboration with a third party.

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

Collaboration Revenue

Through September 30, 2018, we recorded a $75.0 million upfront payment and $10.5 million for research and development services under the Regeneron agreement. Through September 30, 2018, we have recognized $40.9 million of collaboration revenue, including $5.0 million and $15.4 million during the three and nine months ended September 30, 2018, respectively, and $4.9 million and $12.6 million during the three and nine months ended September 30, 2017, respectively, in the consolidated statements of operations related to this agreement. As of September 30, 2018 and December 31, 2017, we had deferred revenue of $44.6 million and $54.1 million, respectively, and accounts receivable of $1.8 million and $4.5 million, respectively, related to this agreement.

Results of Operations

Comparison of Three Months Ended September 30, 2018 and 2017

The following table summarizes our results of operations for the three months ended September 30, 2018 and 2017:

	Three Months Ended September 30,
	2018	2017	Increase / (decrease)
	(In thousands)
Collaboration revenue	$7,408	$7,317	$91
Operating expenses:
Research and development	23,237	17,481	5,756
General and administrative	8,270	5,711	2,559
Total operating expenses	31,507	23,192	8,315
Operating loss	(24,099)	(15,875)	(8,224)
Interest income	1,397	519	878
Net loss	$(22,702)	$(15,356)	$(7,346)

Collaboration Revenue

Our revenue consists of collaboration revenue, including amounts recognized related to upfront technology access payments for licenses, technology access fees, research funding and milestone payments earned under our collaboration and license agreements with Novartis and Regeneron.

Collaboration revenue increased to $7.4 million during the three months ended September 30, 2018, as compared to $7.3 million during the three months ended September 30, 2017. The increase in collaboration revenue during the quarter ended September 30, 2018 is primarily related to the recognition of amounts under the Regeneron collaboration. The specific Regeneron related increase is driven by increased research and development services related to our TTR program, increasing to $1.8 million during the three months ended September 30, 2018 as compared to $1.7 million during the three months ended September 30, 2017.

Research and Development

Research and development expenses consist of expenses incurred in performing research and development activities, including compensation and benefits, which includes equity-based compensation, for full-time research and development employees, facility-related expenses, overhead expenses, lab supplies and contract research services.

Research and development expenses increased $5.8 million to $23.2 million during the three months ended September 30, 2018, as compared to $17.5 million during the three months ended September 30, 2017. This increase is primarily related to an increase in research and development expenses of $2.4 million related to laboratory supplies, research materials and services for the further advancement of our early-stage research programs; and an increase in personnel-related costs of $2.1 million, which includes equity-based compensation expense, driven by our growth in headcount.

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

General and administrative expenses increased $2.6 million to $8.3 million during the three months ended September 30, 2018, compared to $5.7 million during the three months ended September 30, 2017. This increase was primarily related to an increase of $1.5 million in personnel-related costs, which includes equity-based compensation expense, as we grew in headcount, as well as a $0.4 million increase in legal and other IP-related expense caused by the timing of these costs year over year.

Through 2018, we expect general and administrative expenses to increase as we continue to support the research and development team and advance our research plans.

Interest Income

Interest income increased by $0.9 million to $1.4 million during the three months ended September 30, 2018 as compared to $0.5 million during the three months ended September 30, 2017. This increase was caused by an increase in our average cash balance compared to the same period in the prior year, as well as a general increase in interest rates.

Interest income is income earned on our cash equivalents. The increase in interest income is due to the increase in interest-bearing money market accounts, commercial paper and U.S. treasury securities, as compared to the same period in the prior year.

Comparison of Nine Months Ended September 30, 2018 and 2017

The following table summarizes our results of operations for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
	2018	2017	Increase / (decrease)
	(In thousands)
Collaboration revenue	$22,554	$19,449	$3,105
Operating expenses:
Research and development	69,197	46,477	22,720
General and administrative	23,481	17,812	5,669
Total operating expenses	92,678	64,289	28,389
Operating loss	(70,124)	(44,840)	(25,284)
Interest income	3,847	1,260	2,587
Net loss	$(66,277)	$(43,580)	$(22,697)

Collaboration Revenue

Our revenue consists of collaboration revenue, including amounts recognized related to upfront technology access payments for licenses, technology access fees, research funding and milestone payments earned under our collaboration and license agreements with Novartis and Regeneron.

Collaboration revenue increased approximately $3.1 million to $22.6 million during the nine months ended September 30, 2018, as compared to $19.4 million during the nine months ended September 30, 2017. The increase in collaboration revenue during the nine months ended September 30, 2018 is primarily related to the recognition of amounts under the Regeneron collaboration. The specific Regeneron related increase is driven by increased research and development services related to our TTR program, increasing to $6.0 million during the nine months ended September 30, 2018 as compared to $3.2 million during the nine months ended September 30, 2017.

Research and Development

Research and development expenses consist of expenses incurred in performing research and development activities, including compensation and benefits, which includes equity-based compensation, for full-time research and development employees, facility-related expenses, overhead expenses, lab supplies and contract research services.

Research and development expenses increased $22.7 million to $69.2 million during the nine months ended September 30, 2018, as compared to $46.5 million during the nine months ended September 30, 2017. This increase is primarily related to an increase in research and development expenses of $11.7 million related to laboratory supplies, research materials and services for the further advancement of our early-stage research programs; an increase in personnel-related costs of $9.4 million, which includes equity-based compensation expense, driven by our growth in headcount; and $1.1 million in depreciation on lab equipment purchased during 2017 and early 2018.

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

General and administrative expenses increased $5.7 million to $23.5 million during the nine months ended September 30, 2018, compared to $17.8 million during the nine months ended September 30, 2017. This increase was primarily related to an increase of $4.7 million in personnel-related costs, which includes equity-based compensation expense, as we grew in headcount.

Through 2018, we expect general and administrative expenses to increase as we continue to support the research and development team and advance our research plans.

Interest Income

Interest income increased by approximately $2.6 million to $3.8 million during the nine months ended September 30, 2018 as compared to $1.3 million during the nine months ended September 30, 2017. This increase was caused by an increase in our average cash balance compared to the same period in the prior year, as well as a general increase in interest rates.

Interest income is income earned on our cash equivalents. The increase in interest income is due to the increase in interest-bearing money market accounts, commercial paper and U.S. treasury securities, as compared to the same period in the prior year.

Liquidity and Capital Resources

Since our inception through September 30, 2018, we have raised an aggregate of $519.2 million to fund our operations, of which $122.7 million was through our collaboration agreements, $170.5 million was from our initial public offering and concurrent private placements, $141.0 million was from a follow-on public offering and $85.0 million was from the sale of convertible preferred stock. As of September 30, 2018, we had $293.2 million in cash and cash equivalents.

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

On October 12, 2018, we filed a Registration Statement on Form S-3 (the “Shelf”) with the SEC in relation to the registration of common stock, preferred stock, warrants and/or units of any combination thereof (collectively, the “Securities”). We also simultaneously entered into an Open Market Sale Agreement (the “Sales Agreement”) with Jefferies LLC, (the “Sales Agent”), to provide for the offering, issuance and sale by us of up to an aggregate amount of $100 million of our common stock from time to time in “at-the-market” offerings under the Shelf and subject to the limitations thereof.  We shall pay to the sales agent cash commissions of 3.0 percent of the gross proceeds of sales of common stock under the Sales Agreement.

Funding Requirements

Our primary uses of capital are, and we expect will continue to be, research and development services, compensation and related expenses, laboratory and related supplies, legal and other regulatory expenses, patent prosecution filing and maintenance costs for our licensed IP and general overhead costs. During the next twelve months, we expect our expenses to increase compared to prior periods in connection with our ongoing activities, particularly as we continue research and development and preclinical activities.

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

Outlook

Based on our research and development plans and our expectations related to the progress of our programs, we expect that our cash and cash equivalents as of September 30, 2018, as well as technology access and research funding from Novartis and Regeneron, will enable us to fund our ongoing operating expenses and capital expenditures through mid-2020, excluding any potential milestone payments or extension fees that could be earned and distributed under the collaboration agreements with Novartis and Regeneron or any strategic use of capital not currently in the base case planning assumptions. We have based this estimate on current assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect.

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

Cash Flows

The following is a summary of cash flows for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
	2018	2017
	(In millions)
Net cash used in operating activities	$(52.7)	$(44.0)
Net cash used in investing activities	(4.8)	(7.7)
Net cash provided by financing activities	10.1	0.9

Net cash used in operating activities

During the nine months ended September 30, 2018 and 2017, our operating activities used net cash of $52.7 million and $44.0 million, respectively. The use of net cash in both periods primarily resulted from our net losses and changes in our working capital accounts. The increase in net cash used in operations for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017 was due primarily to higher operating expenses, driven by increased research and development activities and headcount, during the nine months ended September 30, 2018 of $92.7 million as compared to $64.3 million for the nine months September 30, 2017. These higher costs were offset in part by the receipt of cash from Novartis in both nine-month periods and receipts of cash from Regeneron of $8.6 million in the nine months ended September 30, 2018 as compared with receipts of cash of $0.1 million in the nine months ended September 30, 2017.

Net cash used in investing activities

During the nine months ended September 30, 2018 and 2017, our investing activities used net cash of $4.8 million and $7.7 million, respectively. The use of cash in both periods related to purchases of property and equipment as we grow our operations and build out our office and laboratory facilities.  The decrease in the nine months ended September 30, 2018 as compared with the same period in 2017 is primarily due to purchases and build-out in early 2017 related to the move to our new corporate office in December 2016.

Net cash provided by financing activities

During the nine months ended September 30, 2018 and 2017, our net cash provided by financing activities was $10.1 million and $0.9 million, respectively. Net cash provided by financing activities during the nine months ended September 30, 2018 is made up of $9.5 million in cash received from the exercise of stock options and $0.6 million in cash received from the issuance of shares through our employee stock purchase plan. Net cash provided by financing activities during the nine months ended September 30, 2017 is made up of $0.5 million in cash received from the exercise of stock options and $0.4 million in cash received from the issuance of shares through our employee stock purchase plan.

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

Contractual Obligations

There were no material changes to our contractual obligations during the nine months ended September 30, 2018. For a complete discussion of our contractual obligations, please refer to our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2017.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements as defined under the rules and regulations of the Securities and Exchange Commission.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of September 30, 2018, we had cash equivalents of $289.7 million consisting of interest-bearing money market accounts, commercial paper and U.S. treasury securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and the low risk profile of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future investment income.

We do not have any foreign currency or other derivative financial instruments, and we do not believe that inflation had a material effect on our results of operations during the nine months ended September 30, 2018. Inflation generally affects us by increasing our cost of labor and clinical trial costs.

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

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2018.

Changes in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation related to intellectual property, commercial arrangements and other matters, including the matters described below.  The outcome of any such legal proceedings, regardless of the merits, is inherently uncertain. In addition, litigation and related matters are costly and may divert the attention of our management and other resources that would otherwise be engaged in other activities. If we were unable to prevail in any such legal proceedings, our business, results of operations, liquidity and financial condition could be adversely affected.

Caribou Intellectual Property Arbitration

On October 17, 2018, we initiated an arbitration proceeding against Caribou asserting that Caribou is violating the terms and conditions of the license agreement entered into by the Company and Caribou in July 2014 (“Caribou License”), as well as other contractual and legal rights, by using and seeking to license to third parties two patent families relating to specific structural or chemical modifications of guide RNAs, that were purportedly invented or controlled by Caribou, in our exclusive human therapeutic field. Under the Caribou License, Caribou granted to the Company a worldwide, exclusive license to all of Caribou’s intellectual property relating to CRISPR/Cas9 technology for all therapeutic, prophylactic and palliative uses and applications for any or all diseases and conditions in humans, with the sole exceptions of anti-microbial and/or anti-fungal applications. The license encompassed all CRISPR/Cas9 intellectual property developed or controlled by Caribou as of July 16, 2014 and through an intellectual property cutoff date (January 30, 2018) that was necessary or useful for us to develop, manufacture or commercialize products in our field, as well as any technology developed by Caribou under a service agreement entered into by the Company and Caribou in July 2014.  Caribou has asserted that the two families of intellectual property are outside the scope of our license. In accordance with the Caribou License, we have submitted a demand for arbitration seeking a declaration that the disputed intellectual property is included within the scope of our license under the Caribou License, an award of compensatory, consequential and punitive damages based on Caribou’s conduct, and an injunction prohibiting Caribou from licensing or using this intellectual property in our exclusive human therapeutics field, among other claims.

University of California/University of Vienna/Charpentier Patent Interference

As reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, on April 13, 2015, UC/Vienna/Charpentier jointly filed a request with the United States Patent and Trademarks Office (the “USPTO”) asking that an interference be declared between a UC/Vienna/Charpentier patent application and certain patents issued to the Broad Institute, Massachusetts Institute of Technology, the President and Fellows of Harvard College and Rockefeller University (collectively, the “Broad Institute patent family” or the “Broad”), which claim aspects of CRISPR/Cas9 systems and methods to edit genes in eukaryotic cells, including human cells. An interference is an adversarial proceeding to determine the initial inventor of a particular invention claimed in patents and patent applications owned by different parties. An interference is conducted by the USPTO’s Patent Trial and Appeal Board (the “PTAB”). On January 11, 2016, the PTAB declared an interference involving one UC/Vienna/Charpentier application, 12 Broad issued patents and a Broad patent application.  In the order declaring the interference, the PTAB designated UC/Vienna/Charpentier the “Senior Party” and the Broad the “Junior Party”.  In March 2016, the PTAB re-declared the interference to add an additional U.S. patent application owned by the Broad.  On February 15, 2017, the PTAB dismissed the proceeding finding that the parties’ respective patent claims involved in the interference were distinct such that they did not meet the legal requirement to proceed with the interference. Specifically, the PTAB concluded that the Broad’s claims were directed to the use of CRISPR/Cas9 only in eukaryotic cells and, thus were patently distinct from UC/Vienna/Charpentier’s claims, which were directed to the use of CRISPR/Cas9 in all settings.  As a result of this proceeding’s dismissal, the PTAB did not make a decision regarding which party actually first invented the use of CRISPR/Cas9 systems and methods to edit genes in eukaryotic cells. In April 2017, UC/Vienna/Charpentier appealed to the U.S. Court of Appeals for the Federal Circuit seeking a review and reversal of the PTAB’s decision.  On September 10, 2018, the Federal Circuit affirmed the PTAB’s decision to terminate the interference proceeding.

“Item 3. Legal Proceedings” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 includes additional discussion of our current legal proceedings.

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

We are focused on developing curative medicines utilizing the CRISPR/Cas9 genome editing technology, including in vivo therapies and engineered cell therapies. Although there have been significant advances in the fields of gene therapy, which typically involves introducing a copy of a gene into a patient’s cell, and genome editing in recent years, in vivo CRISPR-based genome editing technologies are relatively new, and their therapeutic utility is largely unproven.  Similarly, even though cell therapy products have been developed and received regulatory approval in key jurisdictions, such as the United States (“U.S.”) and European Union (“EU”), no genome-edited engineered cell therapy has been approved, and the potential to successfully do so remains unproven.

The CRISPR/Cas9 therapies, whether in vivo or engineered cell therapies, that we intend to develop have not yet been clinically tested by us, and we are not aware of any clinical trials for safety or efficacy having been completed by third parties involving these CRISPR/Cas9-based therapies. The scientific evidence to support the feasibility of developing in vivo products or engineered cell therapies based on the CRISPR/Cas9 technology is both preliminary and limited. Successful development of products by us will require solving a number of issues, including developing or obtaining technologies to safely deliver a therapeutic agent into target cells within the human body or modify human cells while outside of the body such that the modified cells can have a therapeutic effect when delivered to the patient, optimizing the efficacy and specificity of such products, and ensuring the therapeutic selectivity, efficacy and safety of such products. There can be no assurance we will be successful in solving any or all of these issues.

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

Our ability to generate product revenue is highly dependent on our ability to obtain regulatory approval of and successfully commercialize one or more of our product candidates. Any product candidates we discover will require preclinical and clinical activities and studies, regulatory review and approval in each jurisdiction in which we intend to market the products, substantial investment, access to sufficient commercial manufacturing capacity and significant marketing efforts before we can generate any revenue from product sales. Before obtaining marketing approval from regulatory authorities for the sale of a product candidate, we must conduct extensive clinical trials to demonstrate the safety, purity and potency, as well as the efficacy, of the product candidates in humans. We cannot be certain that any of our product candidates will be successful in clinical trials and, even if successful, that we will receive regulatory approval.

Our approach to developing therapies centers on using the CRISPR/Cas9 technology to introduce or remove genetic information in vivo to treat various disorders, or to modify human cells ex vivo to create therapeutic cells that can be introduced into the human body to address the underlying disease. Because these are new therapeutic approaches, discovering, developing and commercializing our product candidates subject us to a number of challenges, including:

•	obtaining regulatory approval from the FDA and other regulatory authorities that have very limited or no experience with the clinical development of CRISPR/Cas9 therapeutics;
•

seeking and obtaining regulatory approval from the FDA and other regulatory authorities in light of no formal guidance regarding potential regulatory pathways for CRISPR/Cas9-based in vivo therapeutics, including preclinical and clinical requirements for clearance of an Investigational New Drug (“IND”) and, as appropriate thereafter, a Biologics License Application (“BLA”), or corresponding applications outside the U.S.;

•	educating medical personnel, including clinical investigators, regarding the potential benefits and side effect profile of each of our product candidates;
•	developing processes for the safe administration of these products, including long-term follow-up for all patients who receive treatment with any of our product candidates;
•	sourcing clinical and, if approved, commercial supplies for the materials used to manufacture and process our product candidates;
•	developing a manufacturing process and distribution network with a cost of goods that allows for an attractive return on investment; and
•	establishing sales and marketing capabilities in anticipation of, and after obtaining, any regulatory approval to gain market authorization.

Additionally, because our in vivo technology potentially involves genome editing across multiple cell and tissue types, we are subject to many of the challenges and risks that other genome editing therapeutics and gene therapies face, including:

•

regulatory guidance regarding the requirements governing gene and engineered cell therapy products have changed and may continue to change in the future. To date, only a limited number of products that involve the in vivo genetic modification of patient cells have been approved globally;

•	improper insertion of a gene sequence into a patient’s chromosome could lead to cancer, other aberrantly functioning cells or other diseases, including death;
•	transient expression of the Cas9 protein within patients’ cells could lead to patients having an immunological reaction towards those cells, which could be severe or life-threatening;
•

corrective expression of a missing protein in patients’ cells could result in the protein being recognized as foreign, and lead to a sustained immunological reaction against the expressed protein or expressing cells, which could be severe or life-threatening; and

•

regulatory agencies may require extended follow-up observation periods of patients who receive treatment using genome editing products, including for example the FDA’s recommended 15-year follow-up observation period for these patients, and we will need to adopt such observation periods for our product candidates if required by the relevant regulatory agency.

Further, because our ex vivo product candidates involve editing human cells and then manufacturing and delivering modified cells to patients, we are subject to many of the challenges and risks that engineered cell therapies face. For example, clinical trials using engineered cell therapies may require unique products to be created for each patient and such individualistic manufacturing may be both inefficient and cost-prohibitive.

To date, only a few human clinical trials utilizing ex vivo CRISPR/Cas9-based therapeutics have been authorized in the U.S. and EU member states; and no company or research institution has been authorized to commence human clinical trials utilizing in vivo CRISPR/Cas9 therapies in the U.S. or the EU member states. Further, only a limited number of human clinical trials for in vivo therapies or engineered cell therapies developed using other genome-editing technologies have been authorized by the FDA in the U.S. or by the relevant regulatory agencies in the EU member states. There is no certainty that the FDA or EMA will apply to CRISPR/Cas9 product candidates the same regulatory pathway and requirements it is applying to other ex vivo engineered cell therapeutics; and the FDA and other regulatory authorities have not yet provided written guidance regarding preclinical or clinical studies or regulatory approval pathways specific for ex vivo genome editing-based therapeutics. In addition, if any product candidates encounter safety or efficacy problems, developmental delays, regulatory issues or other problems, our development plans and business could be significantly harmed. Further, competitors that are developing ex vivo products with similar technology may experience problems with their product candidates or programs that could in turn cause us to identify problems with our product candidates and programs that would potentially harm our business.

Further, significant uncertainty exists regarding the future scope and effect of the FDA’s regulatory framework, in particular relating to the review and approval of human therapeutic products because the current U.S. administration and federal legislators have publicly declared their intention to modernize the current legal framework governing the FDA. Any such changes to the FDA requirements could impact our ability to obtain approval for our products or sell them profitably. In addition, in the EU, the decision of the United Kingdom to withdraw from the EU has required the EMA to relocate to the Netherlands, and recruit and retain new personnel to review and approve our submissions for regulatory approval in Europe. EMA’s relocation could result in delays and other changes that may impact the timing and our ability to obtain approval for our products. Also, upon exiting the EU, the United Kingdom may enact legislation related to the approval and oversight of human therapeutics in that nation. Until any such legislation is enacted, we will be uncertain as to its effects on our business, including our ability to seek and obtain approval for our products in the United Kingdom.

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

Gene therapy in general, and genome editing in particular, remain novel technologies, with only a limited number of gene therapy products approved to date in the U.S. and EU. Public perception may be influenced by claims that gene therapy or genome editing, including the use of CRISPR/Cas9, is unsafe or unethical, or carries an undue risk of side effects, such as improper insertion of a gene sequence into a patient’s chromosome could lead to cancer, and gene therapy or genome editing may not gain the acceptance of the public or the medical community. In particular, our success will depend upon physicians who specialize in the treatment of diseases targeted by our product candidates prescribing treatments that involve the use of our product candidates in lieu of, or in addition to, existing treatments with which they are more familiar and for which greater clinical data may be available. In addition, responses by the U.S., state or foreign governments to negative public perception or ethical concerns may result in new legislation or regulations that could limit our ability to develop or commercialize any product candidates, obtain or maintain regulatory approval or otherwise achieve profitability. More restrictive statutory regimes, government regulations or negative public opinion would have an adverse effect on our business, financial condition, results of operations and prospects and may delay or impair the development and commercialization of our product candidates or demand for any products we may develop. For example, earlier gene therapy trials led to several well-publicized adverse events, including cases of leukemia and death. Serious adverse events such as these in our clinical trials, or other clinical trials involving gene therapy or genome editing products or our competitors’ products, even if not ultimately attributable to the relevant product candidates, and the resulting publicity could result in increased government regulation, unfavorable public perception, potential regulatory delays in the testing or approval of our product candidates, stricter labeling requirements for those product candidates that are approved and a decrease in demand for any such product candidate.

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

•

a product candidate may on further study not replicate the results from earlier studies or be shown to have harmful side effects or other characteristics that indicate it is unlikely to be effective or otherwise does not meet applicable regulatory criteria;

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

Results, including positive results, from our initial preclinical activities and studies are not necessarily predictive of our other ongoing and future preclinical and clinical studies, and they do not guarantee or indicate the likelihood of approval of any potential product candidate by the FDA, EMA or any other regulatory agency. If we cannot replicate the positive results from any of our preclinical or clinical activities and studies, we may be unable to successfully develop, obtain regulatory approval for and commercialize any potential product candidate.

There is a high failure rate, as well as potential substantial and unanticipated delays, for product candidates progressing through preclinical and clinical studies. Even if we are able to successfully complete our ongoing and future preclinical and clinical activities and studies for any potential product candidate, we may not be able to replicate, or may have to engage in significant efforts and resource and time investments to replicate, any positive results from these or any other studies in any of our future preclinical and clinical trials, and they do not guarantee approval of any potential product candidate by the FDA, EMA or any other necessary regulatory authorities in a timely manner or at all. Companies in the pharmaceutical and biotechnology industries have commonly suffered significant setbacks or delays in clinical studies after achieving positive results in early stage development, and we cannot be certain that we will not face similar setbacks. These setbacks have been caused by, among other things, preclinical findings made before, during and after clinical studies were underway, or observations regarding the lack of safety or efficacy made in clinical studies, which could include new or previously unreported adverse events. In addition, regulatory delays or rejections may be encountered as a result of many factors, including changes in the relevant laws, regulations or regulatory policy during the period of product development.

Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that believed their product candidates performed satisfactorily in such studies nonetheless failed to obtain FDA, EMA or other necessary regulatory agency approval. If we fail to obtain results in our on-going, planned and future preclinical and clinical activities and studies sufficient to meet the requirements of the relevant regulatory agencies, the development timeline and regulatory approval and commercialization prospects for any potential product candidate, and, correspondingly, our business and financial prospects, would be materially adversely affected.

The reported results of our NHP studies may ultimately differ from future results as additional data are received and fully evaluated.

The reported results of the NHP studies that we have publicly disclosed, and that are discussed herein and in documents we incorporated by reference, consist of data from our ongoing and limited studies. These data were based on an analysis of the available data from an ongoing series of studies, and therefore the reported results, findings and conclusions related to these data are subject to change following further and more comprehensive review of the data or additional and new data that we expect to receive related to, or following up on, the studies. Our reported results and related data are based on assumptions, estimations, calculations and information available to us at the time we initially report the data. Results from subsequent studies may differ from, or be inconsistent with, the reported results, or different conclusions or considerations may qualify such results, once the current data or additional data have been received and further evaluated. Even once we validate the data, there is no assurance that we will be able to reproduce such data or generate improved data results in subsequent preclinical studies. In addition, third parties, including regulatory agencies, may not accept or agree with our assumptions, estimations, calculations or analyses, or may interpret or weigh the importance of data differently, which could impact the value of our technology, the approvability or commercialization of product candidates and our business in general. If the data that we have reported related to NHP differ from actual results or we are unable to reproduce similar or improved data in subsequent preclinical studies, our ability to develop, obtain approval for, and commercialize, our products may be harmed, which could harm our business, financial condition, operating results or prospects.

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

Successful completion of clinical trials is a prerequisite to submitting an BLA to the FDA, a Marketing Authorization Application to the EMA and similar filings to comparable foreign regulatory authorities, for each product candidate and, consequently, the ultimate approval and commercial marketing of any product candidates. We do not know whether any of our clinical trials will begin or be completed on schedule, if at all.

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

Competitors in our efforts to provide genetic therapies to patients can be grouped into at least three sets based on their product discovery platforms:

•

genome editing companies focused on CRISPR/Cas9 including: Beam Therapeutics Inc., Caribou Biosciences, Inc., Casebia Therapeutics, LLC, CRISPR Therapeutics, Inc., Editas Medicine, Inc., ToolGen, Inc., and Tracr Hematology Limited;

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

We are not profitable and have incurred losses in each period since our inception. Our net loss was $66.3 million for the nine months ended September 30, 2018. As of September 30, 2018, we had an accumulated deficit of $182.0 million. We expect these losses to increase as we continue to incur significant research and development and other expenses related to our ongoing operations, seek regulatory approvals for our future product candidates, scale-up manufacturing capabilities, maintain, expand and protect our intellectual property portfolio and hire additional personnel to support the development of our product candidates and to enhance our operational, financial and information management systems.

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

We expect to experience growth in the number of our employees and the scope of our operations, including the areas of technology research, product development and manufacturing, clinical, regulatory and quality affairs and, if any product candidates are submitted for or receive marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to recruit and train additional qualified personnel or to otherwise effectively manage the expansion of our operations. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business and development plans or disrupt our operations.

Our future success depends on our ability to retain key executives and to attract, retain and motivate qualified personnel.

We are highly dependent on the research and development, clinical, legal, financial and business development expertise of John M. Leonard, M.D., our President and Chief Executive Officer, Glenn Goddard, our Executive Vice President and Chief Financial Officer, José E. Rivera, our Executive Vice President, General Counsel, and Andrew Schiermeier, our Executive Vice President, Corporate Strategy, as well as the other principal members of our management, scientific and clinical teams. Although we have entered into employment arrangements with our executive officers, each of them may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees.

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

Our internal computer systems and those of our current and any future collaborators and other contractors or consultants are vulnerable to damage from computer viruses, unauthorized access, theft, vandalism, accidental or intentional errors, natural disasters, terrorism, war and telecommunication and electrical failures. While we have not experienced any such material system failure or accident and are not aware of any security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a disruption of our discovery and development programs and our business operations, whether due to a loss of our trade secrets or other proprietary information or other similar disruptions. For example, the loss of preclinical or clinical trial data from completed or future preclinical or clinical trials, respectively, could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, our competitive position could be harmed and the further development and commercialization of our product candidates could be delayed.

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

The research, testing, manufacturing, labeling, approval, selling, import, export, marketing and distribution of drug products, including biologics, are subject to extensive regulation by the FDA in the U.S. and other regulatory authorities. We are not permitted to market any drug or biological product, including in vivo products or engineered cell therapies, in the U.S. until we receive regulatory approval from the FDA. We have not previously submitted an BLA to the FDA, or similar approval filings to comparable foreign authorities. An BLA must include extensive preclinical and clinical data and supporting information to establish that the product candidate is safe and effective or, for biological products, safe, pure and potent for each desired indication. The application must also include significant information regarding the chemistry, manufacturing and controls for the product, and the manufacturing facilities must complete a successful pre-approval inspection by the FDA, or applicable foreign authority, prior to the approval or licensure of the product. We expect the novel nature of our product candidates to create further challenges in obtaining regulatory approval. For example, the FDA has not approved any nuclease edited cell therapies for human therapeutic use. The FDA may also require a panel of experts, referred to as an Advisory Committee, to deliberate on the adequacy of the safety and efficacy data to support approval. The opinion of the Advisory Committee, although not binding, may have a significant impact on our ability to obtain approval of any product candidates that we develop based on the completed clinical trials. Moreover, while we are not aware of any specific genetic or biomarker diagnostic tests for which regulatory approval would be necessary in order to advance any of our product candidates to clinical trials or potential commercialization, in the future regulatory agencies may require the development and approval of such tests. Accordingly, the regulatory approval pathway for such product candidates may be uncertain, complex, expensive and lengthy, and approval may not be obtained.

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

Obtaining and maintaining regulatory approval of our product candidates in one jurisdiction does not guarantee that we will be able to obtain or maintain regulatory approval in any other jurisdiction, but a failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory approval process in others. For example, even if the FDA grants marketing approval of a product candidate, comparable regulatory authorities in foreign jurisdictions must also authorize the manufacturing, marketing and sale of the product candidate in those countries. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from those in the U.S., including additional preclinical studies or clinical trials as clinical studies conducted in one jurisdiction may not be accepted by regulatory authorities in other jurisdictions. In many jurisdictions outside the U.S., a product candidate must be approved for reimbursement before it can be approved for sale in that jurisdiction. In some cases, the price that we are allowed to charge for our products is also subject to approval.

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

Manufacturers and manufacturers’ facilities are required to comply with extensive FDA and comparable foreign regulatory authority requirements, including ensuring that quality control and manufacturing procedures conform to cGMP and, in certain cases, cGTP requirements. As such, we and our contract manufacturers will be subject to continual review and inspections to assess compliance with cGMP and adherence to commitments made in any BLA, other marketing applications, and previous responses to inspection observations. Accordingly, we and others with whom we work must continue to expend time, money, and effort in all areas of regulatory compliance, including manufacturing, production and quality control.

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

Other legislative changes relevant to the health care system have been adopted in the U.S. since the Affordable Care Act was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of 2 percent per fiscal year, which went into effect in April 2013, and will remain in effect through 2024 unless additional Congressional action is taken. In January 2013, the American Taxpayer Relief Act of 2012, was signed into law, which, among other things, further reduced Medicare payments to several providers, including hospitals and other treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. In December 2017, the U.S. president signed into law the Tax Cuts and Jobs Act (“TCJA”), which among other things, repealed the Affordable Care Act’s requirement that all Americans under age 65 have health insurance or pay a financial payment. These laws may result in additional reductions in Medicare, Medicaid and other healthcare funding, or insured patients generally, which could have a material adverse effect on our future, potential customers and, accordingly, our financial operations.

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

As of May 25, 2018, the General Data Protection Regulation (“GDPR”) regulates the collection and use of personal data in the EU. The GDPR covers any business, regardless of its location, that provides goods or services to residents in the EU and, thus, could incorporate our activities in EU member states.  The GDPR imposes strict requirements on controllers and processors of personal data, including special protections for “sensitive information,” which includes health and genetic information of individuals residing in the EU. GDPR grants individuals the opportunity to object to the processing of their personal information, allows them to request deletion of personal information in certain circumstances, and provides the individual with an express right to seek legal remedies in the event the individual believes his or her rights have been violated. Further, the GDPR imposes strict rules on the transfer of personal data out of the EU to regions that have not been deemed to offer “adequate” privacy protections, such as the U.S. currently. Failure to comply with the requirements of the GDPR and the related national data protection laws of the EU member states, which may deviate slightly from the GDPR, may result in warning letters, mandatory audits and financial penalties, including fines of up to 4 percent of global revenues, or €20,000,000, whichever is greater. As a result of the implementation of the GDPR, we may be required to put in place additional mechanisms ensuring compliance with the new data protection rules.

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

Third parties may seek to claim intellectual property rights that encompass or overlap with intellectual property that we own or license from them or others. Legal proceedings may be initiated to determine the scope and ownership of these rights, and could result in our loss of rights, including injunctions or other equitable relief that could effectively block our ability to further develop and commercialize our product candidates. For example, through our 2014 license agreement with Caribou, we sublicense the rights of the Regents of the University of California and the University of Vienna (collectively, “UC/Vienna”) to a worldwide patent portfolio that covers methods of use and compositions relating to engineered CRISPR/Cas9 systems for, among other things, cleaving or editing DNA and altering gene product expression in various organisms, including eukaryotic cells. We sublicense the UC/Vienna rights to this portfolio for human therapeutic, prophylactic and palliative uses, including companion diagnostics, except for anti-fungal and anti-microbial uses. This patent portfolio to-date includes, for example, multiple granted, allowed, and/or allowable patent applications in the U.S., as well as granted patents from the European Patent Office, the United Kingdom’s Intellectual Property Office, the German Patent and Trade Mark Office, Australia’s Intellectual Property agency and China’s Intellectual Property Office. Because UC/Vienna co-own this portfolio with Dr. Emmanuelle Charpentier (from whom we do not have sublicense rights), we refer to this co-owned worldwide patent portfolio as the UC/Vienna/Charpentier patent family. UC/Vienna could challenge Caribou’s rights under their license agreement, including Caribou’s right to sublicense its rights to others, such as Intellia, and on what terms such a sublicense would be granted, each of which could adversely impact our rights under our license agreement with Caribou.

Similarly, Caribou could challenge the scope of our licensed rights or fields under our license agreement, which could adversely impact our exclusive rights to use CRISPR/Cas9 technology in our human therapeutics field. On October 17, 2018, we initiated an arbitration proceeding against Caribou asserting that it is violating the terms and conditions of the Caribou License, as well as other contractual and legal rights, by using and seeking to license to third parties two patent families relating to specific structural or chemical modifications of guide RNAs, purportedly invented or controlled by Caribou, in our exclusive human therapeutic field.  Under the Caribou License, Caribou granted to the Company a worldwide, exclusive license to all of Caribou’s intellectual property relating to CRISPR/Cas9 technology for all therapeutic, prophylactic and palliative uses and applications for any or all diseases and conditions in humans with the sole exceptions of anti-microbial and/or anti-fungal applications. The license encompassed all CRISPR/Cas9 intellectual property developed or controlled by Caribou as of July 16, 2014 and through an IP cutoff date (January 30, 2018) that was necessary or useful for us to develop, manufacture or commercialize products in our field, as well as any technology developed by Caribou under a service agreement entered into by the Company and Caribou in July 2014.   Caribou has asserted that the two families of intellectual property are outside the scope of our license. In accordance with the Caribou License, we have submitted a demand for arbitration seeking a declaration that the disputed intellectual property is included within the scope of our license under the Caribou License, an award of compensatory, consequential and punitive damages based on Caribou’s conduct, and an injunction prohibiting Caribou from licensing or using this intellectual property in our exclusive human therapeutics field, among other claims.

In addition, third parties could assert that UC/Vienna/Charpentier do not have rights to the CRISPR/Cas9 technology, or that any rights owned by UC/Vienna/Charpentier are limited.  For example, the Broad Institute, Massachusetts Institute of Technology, the President and Fellows of Harvard College and the Rockefeller University (collectively, the “Broad Institute”) co-own patents and patent applications (collectively, the “Broad Institute patent family”) that also claim certain aspects of CRISPR/Cas9 systems to edit genes in eukaryotic cells, including human cells. Because the respective owners of a UC/Vienna/Charpentier patent application and the Broad Institute patent family both allege owning intellectual property claiming overlapping aspects of CRISPR/Cas9 systems and methods to edit genes in eukaryotic cells, including human cells, our ability to market and sell CRISPR/Cas9-based human therapeutics may be adversely impacted depending on the scope and actual ownership over the inventions claimed in the competing patent portfolios. In January 2016, an interference proceeding was declared in the U.S. Patent and Trademark Office (“USPTO”) between the claims from one UC/Vienna/Charpentier patent application we sublicense through Caribou and certain U.S. patents and one application of the Broad Institute patent family to determine which set of inventors invented first and, thus, is entitled to patents on the invention in the U.S. In February 2017, the Patent Trial and Appeal Board (“PTAB”) dismissed the interference proceeding finding that the respective patent claims involved in the interference were distinct such that they did not meet the legal requirement to proceed with the interference. The PTAB did not make any decision regarding inventorship or priority, and therefore ownership, of the inventions claimed by the patents and applications at issue. UC/Vienna/Charpentier appealed to the U.S. Court of Appeals for the Federal Circuit seeking a review and reversal of the PTAB’s decision to terminate the interference. On September 10, 2018, the Federal Circuit affirmed the PTAB’s decision to terminate the interference proceeding. In addition, several other parties also claim and are seeking intellectual property rights that could overlap with aspects of the CRISPR/Cas9 inventions covered by the UC/Vienna/Charpentier patent portfolio, which could result in other legal proceedings, including interference proceedings, to determine the ownership and scope of the inventions claimed by each party including UC/Vienna/Charpentier. If UC/Vienna/Charpentier are unable to prevail in their inventorship claims or if the scope of their claims is narrowed through these various legal proceedings, then we could be prevented from developing and commercializing all or some of our products candidates unless we can obtain rights to the third-parties’ intellectual property, or avoid or invalidate it.

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

The Broad Institute patent family includes issued patents in the U.S. and Europe that purport to cover certain aspects of the CRISPR/Cas9 genome editing platform for use on eukaryotic cells, including human cells. On January 11, 2016, the PTAB declared an interference proceeding between certain patents and a patent application of the Broad Institute patent family and one UC/Vienna/Charpentier patent application to determine, based on priority of invention, whether the contested inventions belong either to UC/Vienna/Charpentier or to the Broad Institute in the U.S. This interference proceeding was discontinued by the PTAB in February 2017 without any finding regarding inventorship or priority. In discontinuing the interference proceeding, the PTAB found that the claim sets presented by the two parties were “patentably distinct” from each other and, thus, did not meet the statutory requirements for continuing the proceeding. In April 2017, UC/Vienna/Charpentier appealed to the U.S. Court of Appeals for the Federal Circuit seeking a review and reversal of the PTAB’s decision to terminate the interference. On September 10, 2018, the Federal Circuit issued a ruling affirming the PTAB’s decision to terminate the interference proceeding. In addition, UC/Vienna/Charpentier continue to prosecute other patent claims covering the CRISPR/Cas9 inventions, which could also result in allowable or issued patents in the U.S. Certain of the claims being prosecuted by UC/Vienna/Charpentier, if found allowable by the USPTO, could lead to interference proceedings against patents or patent applications owned by other parties, including the Broad Institute patent family, with respect to certain claims expressly relating to the use of CRISPR/Cas9 in eukaryotic cells. We cannot be certain which of these results, if any, will actually occur. Further, the effects that any such results may have on us and our intellectual property position, including whether UC/Vienna/Charpentier will ultimately be successful in prosecuting to issuance a patent covering the CRISPR/Cas9 system that we are able to use under our license agreement with Caribou, are currently unknown. The Broad could seek to assert its issued patents against us based on our CRISPR/Cas9-based activities, including commercialization. Defense of these claims, regardless of their merit, would involve substantial litigation expense, would be a substantial diversion of management and other employee resources from our business and may impact our reputation. In the event of a successful claim of infringement against us, we may have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, obtain one or more licenses from third parties, pay royalties or redesign our infringing products, which may be impossible or require substantial time and monetary expenditure. In that event, we could be unable to further develop and commercialize our product candidates, which could harm our business significantly.

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

We are dependent on patents, know-how and proprietary technology, both our own and licensed from others, including Caribou and Novartis. Any termination of these licenses, loss by our licensors of the rights they receive from others, diminution of our rights or those of our licensors, or a finding that such intellectual property lacks legal effect, could result in the loss of significant rights and could harm our ability to commercialize any product candidates. For example, UC/Vienna could challenge Caribou’s rights under their agreement, including Caribou’s right to sublicense its rights to others, such as Intellia, and on what terms such a sublicense would be granted, each of which could adversely impact our rights under our agreement with Caribou.  Similarly, Caribou or other licensors, or other third parties from which we derive rights, could challenge the scope of our licensed rights or fields under our license agreement, which could adversely impact our exclusive rights to use CRISPR/Cas9 technology in our human therapeutics field.

On October 17, 2018, we initiated an arbitration proceeding against Caribou asserting that it is violating the Caribou License, as well as other contractual and legal rights, by using and seeking to license to third parties two patent families relating to specific structural or chemical modifications of guide RNAs, that were purportedly invented or controlled by Caribou, in our exclusive human therapeutic field. Under the Caribou License, Caribou granted to the Company a worldwide, exclusive license to all of Caribou’s intellectual property relating to CRISPR/Cas9 technology for all therapeutic, prophylactic and palliative uses and applications for any or all diseases and conditions in humans with the sole exceptions of anti-microbial and/or anti-fungal applications. The license encompassed all CRISPR/Cas9 intellectual property developed or controlled by Caribou as of July 16, 2014 and through an intellectual property cutoff date (January 30, 2018) that was necessary or useful for the Company to develop, manufacture or commercialize products in its field, as well as any technology developed by Caribou under a service agreement entered into by the Company and Caribou in July 2014. Caribou has asserted that the two families of intellectual property are outside the scope of our license. In accordance with the Caribou License, we have submitted a demand for arbitration seeking a declaration that the disputed intellectual property is included within the scope of our license under the Caribou License, an award of compensatory, consequential and punitive damages based on Caribou’s conduct, and an injunction prohibiting Caribou from licensing or using this intellectual property in our exclusive human therapeutics field, among other claims.

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

Further, if a party to our licenses, either a licensee or licensor, were to breach or challenge our rights under the relevant license agreement (or if one of our licensor’s own licensors were to challenge our licensor’s rights), we may have to initiate or participate in a legal proceeding to enforce our rights.  Any such legal proceeding could be expensive and time-consuming.  In addition, if a court or other tribunal were to rule against us, we could lose key intellectual property and financial rights.  Pursuing or defending against these legal claims, regardless of merits, would involve substantial legal expense and would be a substantial diversion of employee resources from our business.  Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation or contractual litigation there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation or proceeding. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. For example, as explained above in the section entitled “We depend on intellectual property licensed from third parties and termination or modification of any of these licenses could result in the loss of significant rights, which would harm our business”, on October 17, 2018, we initiated an arbitration proceeding against Caribou asserting that it is violating the Caribou License, as well as other contractual and legal rights, by using and seeking to license to third parties two patent families relating to specific structural or chemical modifications of guide RNAs, that were purportedly invented or controlled by Caribou, in our exclusive human therapeutic field.  In accordance with the Caribou License, we have submitted a demand for arbitration seeking a declaration that the disputed intellectual property is included within the scope of our license under the Caribou License, an award of compensatory, consequential, and punitive damages based on Caribou’s conduct, and an injunction prohibiting Caribou from licensing or using this intellectual property in our exclusive human therapeutics field, among other claims.

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

The market price for our common stock historically has been highly volatile and could continue to be subject to wide fluctuations in response to various factors. This volatility may affect the price at which you could sell the shares of our common stock, and the sale of substantial amounts of our common stock could adversely affect the price of our common stock. Our stock price is likely to continue to be volatile and subject to significant price and volume fluctuations in response to market and other factors, including:

•	the success of our or competing products or technologies;
•	results of clinical trials of our product candidates or those of our competitors;
•	developments or disputes concerning patent applications, issued patents or other intellectual property rights;
•	regulatory or legal developments in the U.S. and other countries;
•	the recruitment or departure of key personnel;
•	the level of expenses related to any of our product candidates or clinical development programs;
•	the results of our efforts to discover, develop, acquire or in-license additional product candidates or products;
•	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;

•	variations in our financial results or the financial results of companies that are perceived to be similar to us;
•	sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares;
•	changes in the structure of healthcare payment systems;
•	market conditions in the pharmaceutical and biotechnology sectors;
•	public perception of the safety of genome editing based therapeutics;
•	general economic, industry and market conditions; and
•	the other factors described in this Risk Factors section.

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

As of June 30, 2018, our executive officers, directors, five percent or greater stockholders and their affiliates beneficially own approximately 67.1% of our outstanding voting stock. These stockholders may have the ability to influence us through their ownership positions. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to control elections of directors or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

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

On October 12, 2018, we filed a shelf registration statement (the “Shelf Registration Statement”), under which we may, from time to time, sell our common stock, convertible securities or other equity securities in one or more offerings.  The Shelf Registration Statement permits: (i) the offering, issuance and sale by us of common stock, preferred stock, warrants, debt securities, and/or units in one or more offerings and in any combination; and (ii) the offering, issuance and sale by us of up to a maximum aggregate offering price of $100.0 million of our common stock that may be issued and sold under an “at-the-market” sales agreement (“ATM”), with Jefferies LLC. Sales of common stock, convertible securities or other equity securities by us or our stockholders under the Shelf Registration Statement may represent a significant percentage of our common stock currently outstanding. If we or our stockholders sell, or the market perceives that we or our stockholders intend to sell, substantial amounts of our common stock under the Shelf Registration Statement or otherwise, the market price of our common stock could decline significantly.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), we are required to furnish a report by our management on our internal control over financial reporting. However, while we remain an emerging growth company, we are not required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. Under the statute, we cease to be an emerging growth company on the date that is the earliest of: (i) the last day of the fiscal year in which we have total annual gross revenues of $1.07 billion or more; (ii) December 31, 2020; (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC. We will become a large accelerated filer for the fiscal year ending December 31, 2019, and as such we will lose emerging growth status on December 31, 2018. To achieve compliance with Section 404 within the prescribed period, we are engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. If we identify one or more material weaknesses, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

Commencing December 31, 2018, we will no longer be an “emerging growth company,” and the reduced disclosure requirements applicable to emerging growth companies will no longer apply to us.

We are currently an emerging growth company but because as of June 30, 2018, the market value of our common stock that was held by non-affiliates exceeded $700 million, we will no longer qualify for such status commencing December 31, 2018. As a large-accelerated filer, we will be subject to certain disclosure requirements that are applicable to other public companies that have not been applicable to us as an emerging growth company. These requirements include:

•	compliance with the auditor attestation requirements in the assessment of our internal control over financial reporting;

•

compliance with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements;

•	full disclosure obligations regarding executive compensation; and
•	compliance with the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

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

The laws and rules dealing with U.S. federal, state and local income taxation are routinely being reviewed and modified by governmental bodies, officials and regulatory agencies, including the Internal Revenue Service and the U.S. Treasury Department. Since the Company was founded in 2014, many such changes have been made and changes are likely to continue to occur in the future. For example, in December 2017, the U.S. president signed into law the TCJA that significantly reforms the Internal Revenue Code of 1986, as amended, or the Code. The TCJA, among other things, includes changes to U.S. federal tax rates, imposes significant additional limitations on the deductibility of interest and net operating loss carryforwards, allows for the expensing of capital expenditures, and effectuates the migration from a “worldwide” system of taxation to a territorial system. Our net deferred tax assets and liabilities were revalued in December 2017 at the then newly enacted U.S. corporate rate. The impact of this tax reform is uncertain and could be adverse. It cannot be predicted whether, when, in what form, or with what effective dates, tax laws, regulations and rulings may be enacted, promulgated or issued, that could result in an increase in our or our shareholders’ tax liability.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

We have incurred substantial losses during our history and do not expect to become profitable in the near future, and we may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire. As of December 31, 2017, we had federal and state net operating loss carryforwards of $36.7 million and $27.8 million, respectively, which begin to expire in 2034. As of December 31, 2017, we had federal and state research and development tax credit carryforwards of approximately $3.4 million and $2.5 million, which begin to expire in 2034 and 2030, respectively. Our net deferred tax assets and liabilities have been revalued at the newly enacted U.S. corporate rate. Under Sections 382 and 383 of the Code, if a corporation undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards, or NOLs, and other pre-change tax attributes (such as research and development tax credits) to offset its post-change income or taxes may be limited. We may have experienced ownership changes in the past and may experience ownership changes in the future as a result of our initial public offering in May of 2016 , follow-on offerings and/or subsequent shifts in our stock ownership (some of which shifts are outside our control). As a result, if we earn net taxable income, our ability to use our pre-change NOLs and R&D tax credits to offset such taxable income and income tax, respectively, could be subject to limitations. Similar provisions of state tax law may also apply. As a result, even if we attain profitability, we may be unable to use a material portion of our NOLs and other tax attributes. Under the TCJA, net operating losses generated after December 31, 2017 are not subject to expiration but can only offset 80 percent of taxable income in the year that they are used.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 6. Exhibits

The following exhibits are incorporated by reference or filed as part of this report.

10.1#

Letter Agreement, dated as of July 20, 2018, by and between the Company and Regeneron Pharmaceuticals, Inc. and the corresponding Form of Co-Development and Co-Promotion Agreement, by and between the Company and Regeneron Pharmaceuticals, Inc. (1)

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

32.1

Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, by John M. Leonard, M.D., President and Chief Executive Officer of the Company, and Glenn Goddard, Executive Vice President, Chief Financial Officer of the Company. (1)

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Filed with this Form 10-Q.
#

Application has been made to the Securities and Exchange Commission for confidential treatment of certain provisions.  Omitted material for which confidential treatment has been requested has been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: October 31, 2018

INTELLIA THERAPEUTICS, INC.

By:	/s/ John M. Leonard
John M. Leonard, M.D.
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Glenn Goddard
Glenn Goddard
Executive Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)