Form 10-K
period 2018-12-31
Intellia Therapeutics, Inc.
filed 2019-02-27
CIK 1652130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $1,108,565,339 as of June 29, 2018 (based on a closing price of $27.36 per share as quoted by the Nasdaq Global Market as of such date). In determining the market value of non-affiliate common stock, shares of the registrant’s common stock beneficially owned by officers, directors and affiliates have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The registrant had 45,225,345 shares of Common Stock, $0.0001 par value per share, outstanding as of February 22, 2019.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference certain information from the registrant’s definitive Proxy Statement for its 2019 annual meeting of shareholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year end of December 31, 2018. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

Intellia Therapeutics, Inc.

Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2018

Forward-looking Information

This Annual Report on Form 10-K contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may be identified by such forward-looking terminology as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. Our forward-looking statements are based on a series of expectations, assumptions, estimates and projections about our company, are not guarantees of future results or performance and involve substantial risks and uncertainty. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in these forward-looking statements. Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including the risks and uncertainties inherent in our statements regarding:

•

the initiation, timing, progress and results of our research and development programs and future preclinical and clinical studies, including the anticipated timing of an investigational new drug application for transthyretin amyloidosis, our lead in vivo indication;

•	our ability to use our modular platform capability or other strategy to efficiently discover and develop product candidates, including by applying learnings from one program to other programs;
•	our ability to research, develop or maintain a pipeline of product candidates;
•	our ability to manufacture or obtain material for our preclinical and clinical studies, and our product candidates;
•	our ability to advance any product candidates into, and successfully complete, clinical studies, including studies necessary for regulatory approval and commercialization;
•	our ability to advance our genome editing and therapeutic delivery capabilities;
•	the scope of protection we are able to develop, establish and maintain for intellectual property rights, including patents and license rights, covering our product candidates and technology;
•	our ability to operate, including commercializing products, without infringing or breaching the proprietary or contractual rights of others;
•	the issuance or enforcement of, and compliance with, regulatory requirements and guidance regarding preclinical and clinical studies relevant to genome editing and our product candidates;
•	the timing or likelihood of regulatory filings and approvals;
•	the commercialization of our product candidates, if approved;
•	the pricing and reimbursement of our product candidates, if approved;
•	the implementation of our business model, and strategic plans for our business, product candidates and technology;
•	estimates of our expenses, future revenues, capital requirements and our needs for additional financing;
•	the potential benefits of strategic collaboration agreements and our ability to enter into strategic arrangements;
•	our ability to maintain and establish collaborations with third parties under favorable terms;
•	our ability to acquire and maintain relevant intellectual property licenses and rights, and the scope and terms of such rights;
•	our financial performance or ability to obtain additional funding;
•	developments relating to our licensors, licensees, third-parties from which we derive rights, collaborators, competitors and our industry; and
•	other risks and uncertainties, including those listed under the caption “Risk Factors.”

All of our express or implied forward-looking statements are as of the date of this Annual Report on Form 10-K only. In each case, actual results may differ materially from such forward-looking information. We can give no assurance that such expectations or forward-looking statements will prove to be correct. An occurrence of or any material adverse change in one or more of the risk factors or risks and uncertainties referred to in this Annual Report on Form 10-K or included in our other public disclosures or our other periodic reports or other documents or filings filed with or furnished to the Securities and Exchange Commission (the “SEC”) could materially and adversely affect our business, prospects, financial condition and results of operations. Except as required by law, we do not undertake or plan to update or revise any such forward-looking statements to reflect actual results, changes in plans, assumptions, estimates or projections or other circumstances affecting such forward-looking statements occurring after the date of this Annual Report on Form 10-K, even if such results, changes or circumstances make it clear that any forward-looking information will not be realized. Any public statements or disclosures by us following this Annual Report on Form 10-K that modify or impact any of the forward-looking statements contained in this Annual Report on Form 10-K will be deemed to modify or supersede such statements in this Annual Report on Form 10-K.

PART I

Item 1.	Business

Overview

We are a leading genome editing company focused on developing curative therapeutics utilizing a biological tool known as CRISPR/Cas9, which stands for Clustered, Regularly Interspaced Short Palindromic Repeats (“CRISPR”)/CRISPR associated 9 (“Cas9”). This is a technology for genome editing, the process of altering selected sequences of genomic deoxyribonucleic acid (“DNA”). We believe that CRISPR/Cas9 technology has the potential to transform medicine by editing disease-associated genes with a single treatment course, and it can also be used to create novel engineered cell therapies that can replace a patient’s diseased cells or effectively target various cancers and autoimmune diseases. We are leveraging our leading scientific expertise, clinical development experience and intellectual property (“IP”) position to unlock a broad set of therapeutic applications for CRISPR/Cas9 genome editing and to develop a potential new class of therapeutic products.

We aim to build a long-term company to fulfill our mission to develop curative genome editing treatments that can positively transform the lives of people living with severe and life-threating disease. We believe we can deliver on our mission and provide long-term benefits for all of our stakeholders by focusing on the following key elements -

•	Develop curative CRISPR/Cas9 based medicines;
•	Advance our science to help more patients;
•	Foster an environment that is the best place to make therapies; and
•	Focus on long-term sustainability.

Our strategy is to build a full-spectrum genome editing company, by leveraging our CRISPR/Cas9 platform across two areas: in vivo applications, in which CRISPR/Cas9 is the therapy, delivered to target cells within the body; and ex vivo applications, in which CRISPR/Cas9 creates the therapy of engineered human cells.

The breadth of our CRISPR/Cas9 platform and delivery technology allows us to pursue a multitude of therapeutic targets/clinical indications. Specifically, we can target diseases that have the potential to be addressed by directly editing specific genes (i.e., gene knockout, repair, or insertion) as well as diseases that may be targeted by genetically engineered cell therapies. The successful treatment of these disorders may require various types of genome edits, CRISPR/Cas9 elements and DNA templates. We have assembled multiple in vivo and engineered cell therapy capabilities into an early pipeline that reflects our full-spectrum approach and leverages the modularity inherent in our platform.

Our pipeline includes in vivo proprietary programs targeting genetic diseases, including transthyretin amyloidosis (“ATTR”), which we are co-developing with Regeneron Pharmaceuticals, Inc. (“Regeneron”), alpha-1 antitrypsin deficiency (“AATD”), and other disorders such as primary hyperoxaluria (“PH1”). Our ex vivo programs consist of two separate efforts: 1) a set of proprietary programs focused on engineered cell therapies to treat various cancers and autoimmune diseases, and 2) partnered programs developed in collaboration with Novartis Institutes for BioMedical Research, Inc. (“Novartis” or “NIBR”), focused on chimeric antigen receptor T cells (“CAR-T cells”), hematopoietic stem cells (“HSCs”), the stem cells from which all of the various types of blood cells originate, and stem cells in the eye, or ocular stem cells (“OSCs”).

CRISPR/Cas9 Technology

CRISPR/Cas9 gene editing technology was derived from an adaptive defense mechanism of bacteria. In 2012 Dr. Jennifer Doudna, one of our scientific co-founders, and her colleagues published a paper in the journal Science describing the use of CRISPR/Cas9 as a genome editing tool. Genome editing is the precise and targeted modification of the genetic material of cells or viruses. The Cas9 endonuclease, a key component of CRISPR/Cas9, can be programmed to cut double-stranded DNA at specific locations. A ribonucleic acid (“RNA”) molecule, called a guide RNA (“gRNA”), binds to Cas9 and can be programmed to direct the Cas9 enzyme to a specific DNA sequence.

The CRISPR/Cas9 system offers a revolutionary approach for therapeutic development due to its broad potential to precisely edit the genome. This system can be used to make three general types of edits: knockouts, repairs and insertions. Each of these editing strategies takes advantage of naturally-occurring biological mechanisms to effect the desired genetic alteration. Products based on CRISPR/Cas9 technology may be one of two types: products where CRISPR itself constitutes the therapy and the edit occurs in vivo, and products where CRISPR is used to create the therapy, where the edit occurs ex vivo. In vivo editing has the potential to provide curative therapeutic options for patients with genetically-based diseases, while ex vivo editing has potential to create cell-based therapies to combat cancer, or autoimmune diseases.

Strategy

Our goal is to build a full spectrum, fully integrated, product-driven biotechnology company, focused on developing and commercializing curative CRISPR/Cas9-based therapeutics. Our approach to advancing the broad potential of genome editing includes plans to:

Focus on Indications that Enable Us to Fully Develop the Potential of the CRISPR/Cas9 System. To maximize our opportunity to rapidly develop clinically successful products, we have applied a risk-mitigated approach to selecting indications with significant unmet medical needs based on four primary criteria:

•	the type of edit: knockout, repair or insertion;
•	the delivery modality for in vivo and ex vivo applications;
•	the existence of efficient regulatory pathways to approval; and
•	the potential for the CRISPR/Cas9 system to provide therapeutic benefits when compared to existing therapeutic options.

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

Aggressively Pursue In Vivo Liver Indications to Develop Therapeutics Rapidly with Our Proprietary Delivery System. For our in vivo indications, we selected well-validated targets in diseases with significant unmet medical needs where there are predictive biomarkers, or measurable indicators of a biological condition or state, with strong disease correlation and where the CRISPR/Cas9 technology and delivery tools existing today could be applied towards developing a novel therapeutic. Our initial in vivo pipeline opportunities target diseases of the liver, which we believe we can address using our proprietary lipid nanoparticle (“LNP”) delivery system. The first in vivo indications that we are evaluating include ATTR, AATD and PH1.

Actively Develop and Expand Ex Vivo Therapeutic Programs. We are independently researching and developing proprietary engineered cell therapies to treat various cancers and autoimmune diseases, for example using T cell receptor (“TCR”)-engineered T cells for immuno-oncology applications, engineered regulatory T cells for autoimmune disorders and other cell types such as engineered induced pluripotent stem cells for these potential applications. Further, in collaboration with Novartis, we are researching CAR-T cell, HSC and OSC applications.

Continue to Leverage Strategic Partnerships to Accelerate Clinical Development. We view strategic partnerships as important drivers for accelerating the achievement of our goal of rapidly developing curative therapies. The potential application of CRISPR/Cas9 is extremely broad, and we plan to continue to identify partners who can contribute meaningful resources and insights to our programs and allow us to more rapidly bring scientific innovation to a broader patient population. Our partnership focusing on HSCs, OSCs and CAR-T cells with Novartis, an industry leader with the first commercially available CAR-T product, our collaboration on in vivo liver indications with Regeneron, a leader in genetics-driven drug discovery and development, and our research collaboration initiated in 2017 on engineered T cell therapies with Ospedale San Raffaele (“OSR”), a leading European research-university hospital, exemplify this strategy.

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

Our Platform

An integral part of creating a full-spectrum therapeutic product pipeline based on CRISPR/Cas9 technology is to develop a robust technology platform, based on proprietary and in-licensed technologies. Our modular platform has been built with components that serve both in vivo and ex vivo programs, as well as delivery technologies that can serve either in vivo or ex vivo programs. In addition to the components described below, we are developing robust, high volume (high-throughput) capabilities centering around enabling strategic target identification and validation that we believe will provide us with a competitive advantage in creating successful therapeutic products.

Informatics

We have built a high-throughput, scalable data processing and analysis, or informatics, infrastructure to support various aspects of our platform, including gRNA selection and evaluation of on- and off-target editing in cells. Depending on the desired editing strategy, we use proprietary bioinformatics methods to design candidate guides and select those that we believe to both be highly specific and have high cutting efficiency. As we grow our experimental data set, we continue to incorporate guide performance into our algorithms to improve their predictive power.

Guide RNA qualification

As part of the process to identify gRNAs for potential development candidates, we screen numerous gRNAs for their ability to generate the required edit at the genomic site of interest, called on-target activity, as well as any propensity to generate unwanted events at other sites in the genome, also known as off-target activity. To evaluate on-target activity, we use high-throughput sequencing methods to analyze the genomes of edited cells, allowing us to assess overall editing efficiency and to examine the nature of the editing events, such as specific insertions or deletions.

For gRNAs selected through our primary on-target screens, we perform a variety of analyses to look for possible off-target editing events, including bioinformatic predictions and experimental methods. Part of our approach involves identifying candidates with no or few off-target sites based on experimental measurements of genome-wide DNA breaks, as well as targeted sequencing of such candidate sites to evaluate actual off-target editing events in relevant cell types. We continue to optimize our gRNA qualification capability over time by increasing our throughput, improving our off-target activity detection accuracy and increasing our bioinformatics predictive accuracy.

Guide RNA format

CRISPR/Cas9 systems can function with gRNAs having a variety of modifications, such as changes to the physical gRNA structure or chemical modifications of nucleotides. As part of our development of CRISPR/Cas9 therapeutics, we are engineering modified gRNAs to, for example, improve editing efficiency, specificity and stability inside cells, as well as to reduce the likelihood of an immune response. We believe our work in this area will allow us to develop the most appropriate guides for therapeutic applications.

Nuclease

Our current preferred Cas9 protein is derived from a species of bacteria called S. pyogenes (Spy), which is the Cas9 used in the vast majority of published CRISPR/Cas9 literature to date. As part of the therapeutic development process, we are adapting and engineering Spy Cas9 with the goal of improving its specificity, activity and manufacturability. In addition, we are exploring other naturally-occurring Cas9 proteins and nucleases from other organisms, which may differ from Spy Cas9 in aspects such as specificity, size or mechanism of DNA cutting. We are pursuing these alternative Cas9 forms and other nucleases through ongoing internal work, by collaborating with our existing partners and scientific founders and by in-licensing opportunities. We are also investigating targeted modifications of Cas9 that can modulate DNA activity by mechanisms other than cleavage. We believe that different therapeutic applications may be best addressed using different forms of Cas9 or other nucleases, depending on the target cell or tissue of interest, the delivery method and the desired type of edit.

Cas9 edit type

The CRISPR/Cas9 system, by itself, primarily functions to cut DNA, while the resulting desired therapeutic editing events are performed by the cell, subsequent to the cut, as the cell seeks to rejoin the cut ends. One type of edit is caused by a DNA repair mechanism that is prone to losing or adding short lengths of DNA around the cut site. The changes in the DNA impairs the function of any encoded protein, causing a knockout edit. Using a combination of our informatics, gRNA qualification and format and nuclease platform capabilities, we have developed an efficient process to identify gRNAs that create this kind of edit at high frequency while possessing high specificity for the on-target site and no substantial off-target effects.

While knockout edits can be made using solely a Cas9 protein and guide RNA, other kinds of editing, involving repair and insertion, additionally require a template DNA that contains a desired sequence that may be inserted or used to correct the original sequence. For ex vivo applications, the DNA template may be delivered by electroporation in combination with a Cas9-guide RNA complex, or by other means such as viral vectors. For in vivo applications, we have developed combination approaches for delivering the editing machinery by LNP, and the repair and insertion templates by adeno-associated viral (“AAV”) vectors. For example, in our collaboration with Regeneron, using such a combination LNP-AAV insertion delivery system in mice, we achieved blood levels of human Factor IX (“FIX”) protein, produced by an inserted F9 gene, corresponding to levels higher than those required in a clinical setting, after a single dose. FIX is a blood-clotting protein that is missing or defective in hemophilia B patients.

In vivo delivery

We are focusing our initial in vivo applications in the liver, where we deliver the CRISPR/Cas9 therapy to patients using our proprietary LNP platform.

LNPs encapsulate the therapeutic cargo, providing it with stability, selective delivery, improved pharmacologic properties and controlled circulation time. Our therapeutic cargo is designed to degrade relatively quickly, resulting in transient expression of Cas9. We see multiple advantages of using LNPs as an in vivo delivery vehicle, particularly as optimized by us for delivery of the CRISPR/Cas9 system or its components. First, certain LNPs have historically demonstrated efficacy, safety and favorable tolerability and are currently used as a delivery system for therapeutic messenger RNA (“mRNA”), as well as small interfering RNA (“siRNA”).  mRNA is RNA that encodes proteins and siRNA is RNA that causes the degradation of selected cellular mRNAs. Additionally, LNPs are chemically well-defined and have a completely synthetic route of manufacture, which permits greater scalability. We are currently advancing our programs using our proprietary LNP delivery system, which uses a set of biodegradable, well-tolerated lipids, based on lipids originally developed by Novartis and in-licensed by us for use with all genome editing technologies, including CRISPR/Cas9 products. To date, we have successfully demonstrated well-tolerated in vivo editing in various animal models, including in mouse, rat and non-human primate (“NHP”) livers, with a single dose of systemically delivered LNPs. We have also shown successful delivery to cells in the brains of mice and NHPs, and editing in mouse brain cells using CRISPR/Cas9 delivered by direct injection of one of our proprietary LNP formulations.

With our team’s expertise in LNP delivery technology, we expect to be able to translate the LNPs that we are using for our preclinical evaluation to clinical development in humans. In addition, we are exploring options for incorporating Cas9 into therapeutic products in multiple formats. For example, Cas9 can be delivered in its protein form or could be delivered as a nucleic acid, such as an mRNA. For delivery of Cas9 mRNA, we have identified, and continue to investigate, modifications that may improve expression and stability, as well as reduce the potential for an immune response. We plan to continue to further improve on our LNP system for a variety of CRISPR/Cas9 therapeutic components, including templates for repair and insertion edits. In parallel, we are exploring additional delivery vehicles, including synthetic particles and viral vectors.  We are also developing delivery strategies that we believe will allow us to target other tissues such as the central nervous system, eye, muscle and other organs.

Ex vivo delivery

Cellular therapies are based on the administration of engineered human cells that are modified to provide or restore necessary functions in the cells of patients, or to target and eliminate cells with harmful attributes, such as cancer cells.  The cells to be modified ex vivo can come from the individual patient (autologous source) or from another individual (allogeneic source). We use the CRISPR/Cas9 system to perform the modification, and deliver the system using a clinically proven method, electroporation, which is an electrical charge-based technique for delivering molecules into cells. In this application, CRISPR creates the therapy ex vivo. In human cells, we have been able to achieve robustly high editing efficiency, including rates greater than 90 percent, of both copies of a single gene (bi-allelic editing), while preserving cell viability. In parallel, we are exploring other delivery methods for ex vivo introduction of biological material to cells, which may provide advantages such as delivery efficiency.

We have also simultaneously targeted multiple genes in an ex vivo setting and achieved high bi-allelic editing rates for both genes, demonstrating what we believe to be therapeutically relevant editing of multiple genes simultaneously (multiplex editing). The ability to achieve multiplex editing may be critical in targeting certain diseases.

Our Pipeline

Our current pipeline includes in vivo and ex vivo programs.  Our in vivo programs focus on treating diseases attributable to genes expressed in the liver that have significant unmet medical needs – ATTR (which we are co-developing with Regeneron), AATD, and PH1. Delivery plays a key role in our in vivo therapeutic approach. We have shown in animal models that our proprietary LNP delivery technology, which encapsulates the therapeutic Cas9 mRNA and gRNA into LNPs, can systemically deliver these therapeutic components to the liver.

For ex vivo applications, our wholly owned programs focus on next-generation, engineered cell therapy solutions that utilize antigen specific TCRs. Our goal for the ex vivo pipeline is to move from autologous to allogeneic therapies, and from blood to solid tumors. Other ex vivo programs, which are partnered with Novartis, use CRISPR/Cas9 to research potentially allogeneic CAR-T cell therapies, as well as engineered HSC and OSC product candidates.

We believe our full spectrum approach to in vivo and ex vivo programs positions us to build a pipeline across a wide range of indications.

The following table summarizes the status of our most advanced programs:

in vivo programs

Our selection criteria include identifying diseases that originate in the liver, have well-defined mutations that can be addressed by a single knockout, repair or insertion approach, have readily measurable therapeutic endpoints with observable clinical responses, and for which effective treatments are absent, limited or unduly burdensome. Our initial in vivo indications target genetic liver diseases, including ATTR, AATD and PH1. Our current efforts on in vivo delivery focus on the use of LNPs for delivery of the CRISPR/Cas9 complex to the liver.

Genetic diseases:

Transthyretin Amyloidosis (“ATTR”) Program

Background

ATTR is a progressive and fatal disorder resulting from deposition of insoluble amyloid fibrils into multiple organs and tissues leading to systemic failure. Blood-borne transthyretin protein (“TTR”) is produced by hepatocytes and normally circulates as a soluble homotetramer that facilitates transport of vitamin A, via retinol binding protein (“RBP”), as well as the thyroid hormone, thyroxine. Mutations in the TTR gene lead to the production of TTR proteins that are destabilized in their tetramer form. These tetramers more readily dissociate into the monomeric form, and thence to an aggregative form that results in amyloid deposits in tissues. These deposits cause damage in those tissues, resulting in a disorder known as hereditary TTR amyloidosis (“hATTR”). Over 120 different genetic mutations are currently known to cause hATTR.

Deposits of TTR amyloid in the heart, nerves, and/or other tissues can lead to diverse symptoms, often including peripheral neuropathy and/or cardiomyopathy.  Historically, hereditary TTR amyloidosis with peripheral neuropathy (“hATTR-PN”) was known as familial amyloidotic polyneuropathy (“FAP”), whereas hereditary TTR amyloidosis with cardiomyopathy (“hATTR-CM”) was known as familial amyloidotic cardiomyopathy (“FAC”). Typical onset of disease symptoms is during adulthood and can be fatal within two to 15 years. Estimates suggest that approximately 50,000 patients suffer from hATTR worldwide.

In addition to the hereditary forms described above, ATTR can also develop spontaneously in the absence of any TTR gene mutation. This wildtype disease (“wtATTR”), also known as senile systemic amyloidosis, is increasingly being recognized as a significant and often undiagnosed cause of heart failure in the elderly and is the subject of active investigation. Recent estimates suggest that, globally, between 200,000 and 500,000 people may suffer from wildtype TTR amyloidosis with cardiomyopathy (“wtATTR-CM”).

Limitations of current treatment options

Currently, there are two therapies for the treatment hATTR-PN approved in the United States (“U.S.”) and the European Union (“EU”), and a third approved in various markets outside the U.S. and EU. While these therapies have shown the potential to slow or halt the progression of neuropathic symptoms, and in some patients lead to an improvement in symptoms, their approved prescribing instructions require them to be administered chronically for the life of the patient in order to sustain benefit. Additionally, patient response to these therapies varies. While some patients may experience symptomatic improvement after being treated with these therapies, the disease continues to progress in many of the treated patients, which highlights the continued need for efficacious and potentially curative therapies. Currently, no therapies are approved for cardiomyopathy resulting from TTR amyloidosis (“ATTR-CM”).

Our Approach

We believe that we can apply CRISPR/Cas9 technology to potentially cure ATTR by disabling the TTR gene in the liver. We expect this approach to greatly reduce or eliminate the production of the TTR protein, which should slow or stop the accumulation of protein in the nerves and the heart, thereby halting disease progression. Current treatments and ongoing clinical trials in hATTR-PN have shown a significant correlation between TTR protein reduction and clinical benefit. Additionally, these studies suggest that loss of TTR gene expression from the liver would be well-tolerated in adult humans. Accordingly, we believe targeting TTR genes with CRISPR/Cas9 may improve patient outcomes by potentially eliminating defective TTR protein in a single or small number of treatments, as opposed to life-long therapy. We have assessed delivery of gRNAs directed at the TTR gene via LNPs and have achieved high levels of liver cell editing in vitro and in vivo as well as reduction of serum TTR protein in multiple non-human species.

In our NHP studies, we have demonstrated our ability to lower circulating TTR protein after a single systemic administration of LNPs containing CRISPR/Cas9 cargo.  In recent NHP studies using further improved LNP delivery system components, we observed TTR protein reduction of more than 95 percent, a reduction that has been associated with human clinical benefit using other treatment modalities. Data from NHP studies demonstrated a high correlation between liver editing and reduction of TTR. In our various studies, we have also observed durability of liver editing and reduction of circulating TTR protein in NHPs for over six months. The data from our various NHP studies has also demonstrated the transient nature of Intellia’s proprietary modular LNP delivery system, which was rapidly cleared from circulation, with all CRISPR/Cas9 components undetectable in blood and liver within ten days of administration.

We intend shortly to complete dose-range finding studies and scale-up activities, and initiate IND-enabling toxicology studies. The resulting data, and the formulation utilized to achieve the results previously discussed, will be the basis of our investigational new drug (“IND”) candidate, on track for submission in 2020.

Clinical Development Pathway

Our first in-human studies in ATTR are expected to take place in patients with ATTR who have started to exhibit symptoms related to amyloid deposition. The primary objective of these studies will be to show that the therapy can be delivered safely to the patient. A secondary objective will be to identify early indicators of efficacy, which may include reductions in TTR protein levels in blood. We expect that the results of our preclinical studies, and discussions with the U.S. Food and Drug Administration (“FDA”), the European Medicines Agency (“EMA”) and other relevant regulatory agencies as well as patient advocacy groups will be important in informing our trial design. Pursuant to our collaboration agreement, we and Regeneron entered into a co-development and co-promotion agreement directed to the first collaboration target, TTR, under which we will be the clinical and commercial lead.

Alpha-1 Antitrypsin Deficiency Program (“AATD”)

Background

AATD is an inherited genetic disorder that may cause lung and/or liver disease. The lung disease may result in chronic obstructive pulmonary disease (“COPD”), a progressive disorder that causes substantial morbidity and mortality. The liver disease, which is less common, is characterized by inflammation and cirrhosis of the liver. In the United States (“U.S.”), an estimated 60,000 to 100,000 people have AATD, which is the result of a mutation in the SERPINA1 gene that normally produces alpha-1 antitrypsin (“A1AT”) protein that is secreted into the blood. A1AT is a protease inhibitor that blocks the activity of various enzymes such as neutrophil elastase, which is an enzyme that fights infections, but when not adequately controlled by A1AT, can attack normal tissues, such as lung tissue.

The most common form of AATD arises when a patient has a mutation in both copies of the SERPINA1 gene, which causes A1AT to aggregate inside liver hepatocytes, rather than being secreted from the liver. The inability to secrete A1AT from the liver leaves the lung unprotected from neutrophil elastase and can result in pulmonary disease. The pulmonary consequences of AATD can sometimes culminate in COPD. Estimates suggest that between one and two percent of all cases of COPD in the United States have AATD as the underlying cause. In some instances of the disease, A1AT accumulates in the liver, causing liver inflammation and cirrhosis, which leads to liver damage, scarring and in the most severe cases, liver failure or cancer. Liver disease associated with AATD is diagnosed from infancy to adulthood, whereas lung disease is most common in adult patients.

Limitations of current treatment options

In addition to symptomatic therapies, the primary treatment for the pulmonary symptoms of AATD is alpha-1 antitrypsin replacement (also known as alpha1-proteinase inhibitor or A1-PI) or “augmentation” therapy.  In the U.S., there are several brands of replacement therapy approved for augmentation and maintenance therapy for AATD, but the impact on clinical outcomes is controversial. Further, replacement therapy is typically associated with chronic, weekly intravenous infusions.  Patients with severe disease are sometimes treated with lung volume reduction surgery or lung transplantation, procedures associated with significant morbidity and potential mortality.

There are currently no specific treatments available for A1AT-associated liver disease and management is supportive in nature. Liver transplant represents a last-line option for patients with end-stage liver disease, but is a procedure associated with significant morbidity and potential mortality.

Our Approach

We have demonstrated continued progression of our modular LNP delivery platform capability to knock out various liver targets of interest in mice, including SERPINA1 for liver dysfunction associated with AATD. To date, we have achieved 85 percent editing of hepatic SERPINA1 in a mouse model bearing the human SERPINA1 gene, leading to an approximately 95 percent reduction of the encoded A1AT protein. This approach could be effective in treating the liver manifestations of the disease.

In October 2018, at the 26th Annual Congress of the European Society of Gene and Cell Therapy (“ESGCT”), we reported our progress in advancing an insertion strategy for AATD that could be beneficial for the lung manifestations of the disease. We combined our modular LNP delivery system for CRISPR/Cas9 with a new, proprietary modular AAV bidirectional insertion template to demonstrate robust, efficient CRISPR-mediated targeted insertion of donor template DNA encoding the human SERPINA1 gene into liver cells, following systemic administration of these editing components. The insertion resulted in A1AT blood protein levels in mice that were within the normal human physiological range.

Primary hyperoxaluria type 1 (“PH1”) Program

Background

The primary hyperoxalurias are a group of autosomal recessive disorders that are associated with the overproduction of oxalate, a highly insoluble end-product of metabolism that is excreted almost entirely by the kidneys. The overproduction of oxalate leads to the recurrent formation of kidney and bladder stones as well as progressive renal damage (caused by a combination of nephrotoxicity induced by oxalate, obstructions caused by kidney stones and often superimposed infection). This progressive renal damage typically results in chronic kidney disease and ultimately end stage renal disease (“ESRD”).

Primary hyperoxaluria type 1 (“PH1”), one of three types of primary hyperoxaluria, is caused by a deficiency of the liver-specific peroxisomal enzyme alanineglyoxylate aminotransferase (“AGT”), which results in the accumulation of glyoxylate and excessive production of both oxalate and glycolate. PH1 is the most common form of primary hyperoxaluria, accounting for approximately 80 percent of cases, and it has an estimated prevalence of 1-3 cases per million population. PH1 can occur at almost any age, but typically presents during childhood.  While kidney stone formation is often the first sign of disease, 20 to 50 percent of patients have advanced chronic kidney disease or even ESRD at the time of diagnosis.  Data from the Rare Kidney Stone Consortium indicate that the median age at diagnosis of ESRD is 24 years, highlighting the progressive nature the disease.

Limitations of current treatment options

Currently, there are no cures for primary hyperoxaluria. Preemptive liver transplantation prior to the onset of kidney damage represents the only definitive “cure” for primary hyperoxaluria. However, given the morbidity and potential mortality associated with the procedure, preemptive liver transplantation is controversial.  Beyond this, treatment for PH1 is supportive in nature, with the goal of reducing kidney stone formation and/or preserving renal function for as long as possible. Treatment (shockwave lithotripsy, ureteroscopy, or percutaneous nephrolithotomy) may be required to treat kidney stones and dialysis is required to treat patients who develop end stage renal disease. Kidney transplantation, ideally in combination with liver transplantation, may also be considered for patients with advanced chronic kidney disease, although 5-year survival rates for patients undergoing combined kidney and liver transplant are still below 65 percent. The lack of curative therapies beyond preemptive approaches has led to enduring unmet need.

Our Approach

Our therapeutic approach is to knock out the gene HAO1, which is involved in the metabolic pathway for oxalate production, thereby reducing the level of blood glyoxylate and in turn urinary oxalate. In initial studies in a mouse model of hyperoxaluria, we achieved approximately 80 percent editing of HAO1, leading to an approximately 45 percent reduction in urinary oxalate after a single dose of LNPs formulated with CRISPR/Cas9 cargo targeting the Hao1 gene. We have also observed up to 90 percent reduction in the protein expressed by HAO1 in a wild type mouse. Across our liver pipeline, these levels of editing achieved using similar formulations reinforce the modular nature of our LNP delivery platform, featuring efficient and effective delivery to hepatocytes.

Ex Vivo Pipeline

We are independently researching and developing proprietary engineered cell therapies to treat various oncological and autoimmune diseases, for example TCR-engineered T cells for immuno-oncology applications and engineered regulatory T cells for autoimmune disorders.  Our diverse product strategy includes multiple elements.  In particular:

•	We seek to develop allogeneic cellular therapies, which are those derived from unmatched donors and modified outside of the human body to allow them to be administered to an unrelated patient.

•

Outside our Novartis collaboration, we are exploring non-CAR-T cellular approaches that use immune cells, including T cells expressing recombinant TCRs, for oncology indications. For example, in our existing collaboration with OSR, we are identifying optimized TCRs recognizing a tumor target that could be used to treat certain cancers.

•	We are also exploring methods to apply CRISPR/Cas9 editing to CD4 cells to induce a non-reverting regulatory T cell phenotype, to create therapies that address auto-immune diseases.

For our ex vivo programs requiring delivery to isolated cells such as HSCs or T cells, we initially plan to deliver the CRISPR/Cas9 complex by electroporation. We are also exploring alternative technologies that may provide advantages in delivery efficiency or cell viability.

Acute myeloid leukemia (“AML”)

Background

AML includes a heterogenous group of blood cancers arising from the malignant expansion of hematopoietic cells of the myeloid lineage.  AML is associated with weakness, fatigue, and bleeding resulting from the depletion of healthy myeloid cells, and is typically rapidly progressive and fatal without immediate treatment. AML is an aggressive and hard-to-treat cancer, resulting in an overall five-year survival of less than 30 percent.  AML is the most common acute leukemia in adults and is associated with the largest number of annual deaths from leukemia in the U.S.  Specifically, it is estimated that there will be approximately 20,000 new cases of AML in the U.S. in 2019 as well as more than 10,000 deaths.  While AML can occur at any age, the prevalence of the disease increases with age, resulting in a median age at diagnosis of 67 years.

Limitations of current treatment options

Induction chemotherapy, most commonly with cytarabine and an anthracycline, represents the preferred first-line treatment option for patients who are young and fit enough to tolerate an “intensive” treatment regimen. Patients who achieve remission with induction typically receive additional chemotherapy or an HSC transplant as consolidation therapy. While this treatment approach has the potential to lead to sustained remission or even cure, the intensity of these treatments is associated with significant morbidity and mortality. Patients who are older and/or unfit, who represent a significant proportion of the patient population, are often unable to be treated with an intensive regimen and are commonly treated with lower intensity chemotherapy or hypomethylating agents. While these therapies offer the potential to prolong survival and address some of the clinical symptomatology associated with AML, they are not generally considered to be potentially curative treatments. Even among patients who are considered fit enough to receive an intensive regimen, a significant proportion of patients are refractory (i.e., do not achieve a complete remission). Further, relapse is common even among those patients who achieve a remission. While additional lines of treatment may be possible, cure rates are extremely low among relapsed and refractory patients. Combined, the high percentage of patients who are unable to tolerate an intensive potentially-curative regimen, the high percentage of refractory patients and high relapse rates have led to the low overall survival rate in AML patients.

Over the past several years, several new treatments have emerged for AML with different mechanism of action. While these treatments have led to improvements in response rates and in some cases increased overall survival, the outcomes demonstrated thus far have been incremental in nature and long-term outcomes in AML continue to be extremely poor.

Our approach

In May 2018, we announced that our first engineered cell therapy target is an epitope of the WT1 protein, for the treatment of AML and other potential hematological malignancies, as well as for solid tumors. This work is being done in collaboration with our academic partner, OSR.

At the ESGCT meeting in October 2018, we and our collaborator OSR shared an update on our progress in this program with the presentation of data showing that CRISPR/Cas9 editing in T cells could achieve over 90 percent knockout of endogenous TCRs. In addition, we showed that after insertion of WT1-specific TCRs, the engineered T cells were fully functional and capable of specifically killing approximately 40 percent of leukemic blasts from a patient that expressed the WT1 epitope. We continue to develop engineered T cells to treat AML as part of our wholly owned ex vivo product pipeline based on these novel TCRs and our genome editing technology. This work will be the foundation for our first wholly owned ex vivo engineered cell therapy development candidate for the treatment of AML, which we expect to nominate by the end of 2019.

CAR-T Cell, HSC and OSC Research Collaboration with Novartis

Under our collaboration agreement with Novartis, we received an upfront technology access payment from Novartis of $10.0 million, and we are entitled to up to an additional $40.0 million, in aggregate, in additional technology access fees and research payments during the five-year collaboration term, subject to certain credits and adjustments in favor of Novartis. In addition, we received a $10.0 million payment relating to the expansion of the collaboration to include OSCs. Further, we are eligible to earn up to $230.3 million in development, regulatory and sales-based milestone payments and mid-single-digit royalties, in each case, on a per-product basis for the products developed by Novartis, subject to certain target-based limitations. For more information regarding our ongoing collaboration with Novartis, see the section below entitled “Collaborations—Novartis Institutes for BioMedical Research, Inc.”

CAR-T Cell Program

In 2017, the first CAR-T cell products, including Novartis’ Kymriah, were approved by the FDA to treat certain oncological indications such as pediatric acute lymphoblastic leukemia (“ALL”) and Non-Hodgkins Lymphoma (“NHL”). Additional therapies are being developed for blood cancers such as AML, multiple myeloma (“MML”) and chronic lymphocytic leukemia (“CLL”), as well as several other solid-tumor cancers. In CAR-T cell therapy, naturally-occurring immune cells, specifically T cells, are modified ex vivo by inserting a CAR into the T cells, thereby redirecting their response towards cancer cells.

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

•

CRISPR/Cas9 could be used to knock out one or more of the proteins believed to be responsible for certain serious side effects that can result in dangerously high fevers or severe loss of blood pressure.

We could potentially combine two or more of these approaches to further enhance CAR-T cell therapy.

HSC Program

HSCs are the stem cells from which all of the various types of blood cells originate. The HSCs present in transplanted bone marrow, mobilized peripheral blood or cord blood can repopulate a patient’s blood system. There are multiple potential opportunities for treating patients using engineered HSCs, including treating three common classes of blood-related disorders, such as hemoglobin disorders, including sickle cell disease and beta thalassemia; primary immune deficiencies, such as X-linked severe combined immunodeficiency; and bone marrow failures, such as Fanconi anemia. There are limited treatment options available for these types of blood disorders, and available options typically require chronic blood transfusions or bone marrow transplants. These procedures are associated with significant risk, including mortality. We believe the CRISPR/Cas9 system can be used to potentially provide curative benefits by correcting the underlying genetic defect in blood cells of patients with these disorders. In additional applications, normal HSCs may be engineered ex vivo using CRISPR/Cas9 to express a therapeutic protein, which is then administered to patients in need of that protein.

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

OSC Program

In 2018 we announced an expansion of our existing cell therapy collaboration with Novartis to include the ex vivo development of innovative cell therapies using certain OSCs. As part of the updated collaboration terms, Novartis will have the right to develop CRISPR/Cas9-based products for one or more targets using these stem cells. We received a one-time $10 million cash payment and, consistent with the original collaboration agreement, we are also eligible to receive downstream success-based milestones and royalties. We retained rights to all other in vivo and ex vivo applications of CRISPR/Cas9, including for eye disorders, subject to certain in vivo target selection options by Novartis set forth in the original agreement.

Collaborations

To accelerate the development and commercialization of CRISPR/Cas9-based products in multiple therapeutic areas, we have formed, and intend to seek other opportunities to form, strategic alliances with collaborators who can augment our leadership in CRISPR/Cas9 therapeutic development.

Novartis Institutes for BioMedical Research, Inc. (“Novartis”)

In December 2014, we entered into a strategic collaboration agreement with Novartis (the “Novartis Agreement”), primarily focused on the development of new ex vivo CRISPR/Cas9-edited therapies using CAR-T cells and HSCs.

Agreement Structure. The parties agreed to engage in collaborative research activities using our CRISPR/Cas9 platform to identify and research therapeutic, prophylactic and palliative products and services relating to the following applications:  a) ex vivo HSCs and b) ex vivo CAR-Ts.  In addition, in the last two years of the collaboration term, Novartis may engage in research and development of a limited number of in vivo targets using our platform.

Scope of Collaboration. During the five-year collaboration term parties may research potential therapeutic, prophylactic and palliative ex vivo applications of CRISPR/Cas9 technology in HSCs and CAR-T cells. Research expenses incurred by us in support of the collaboration are reimbursed by Novartis.

HSC Program. We and Novartis agreed to conduct research of HSC targets under a research plan agreed upon by both parties. Within the HSC therapeutic space, Novartis may obtain exclusive rights to a limited number of these HSC targets, to be selected by Novartis in a series of selection windows. We have the right to choose a limited number of HSC targets for our exclusive development and commercialization per the specified selection schedule. Following these selections by Novartis and us, Novartis may obtain rights to research an additional limited number of HSC targets on a non-exclusive basis. Novartis is required to use commercially reasonable efforts to research, develop and commercialize at least one HSC product directed to each of their selected HSC targets.

CAR-T Program. We have also agreed to collaborate with Novartis on research activities for CAR-T cell targets. After completion of the activities contemplated by the parties’ CAR-T cell program research plan, Novartis will assume sole responsibility for developing any products that it selects, arising from that research plan and the costs and expenses of developing, manufacturing and commercializing its selected research targets. Novartis is required to use commercially reasonable efforts to research, develop or commercialize at least one CAR-T cell product directed to each of its selected CAR-T cell targets.

In Vivo Program. During the last two years of the five-year collaboration term, Novartis has the option to select a limited number of targets for research, development and commercialization of in vivo therapies using our CRISPR/Cas9 platform, on a non-exclusive basis. Following Novartis’ selection of each in vivo target, Novartis may offer us the right to participate in the research and development of such targets, in which case an in vivo program research plan for such target will be entered into between us and Novartis. Novartis is required to use commercially reasonable efforts to research, develop or commercialize at least one in vivo product directed to each of its selected targets. Novartis’ in vivo target selections are subject to certain restrictions, including that the targets, or all targets within a limited number of organs: (i) have not already been reserved by us pursuant to our limited right to do so under the agreement; (ii) are not the subject of a collaboration or pending collaboration with a third party; and (iii) are not the subject of ongoing or planned research and development by us.

Governance. The parties formed HSC and CAR-T steering committees with responsibility for oversight of these respective research programs and approval of the associated research plans. The HSC steering committee is also responsible for the OSC program. These steering committees in turn are overseen by a joint steering committee. The above steering committees are comprised by an equal number of representatives from each party.

Financial Terms. We received an upfront technology access payment from Novartis of $10.0 million in January 2015 and are entitled to additional technology access fees of $20.0 million and quarterly research payments of $1.0 million, or up to $20.0 million in the aggregate, during the five-year research term. To date, we have received $15.0 million in technology access fees and $15.0 million in research payments related to these programs. In addition, for each Novartis product under the collaboration (whether HSC or CAR-T, and as of December 2018, OSC), subject to certain conditions, we may  be eligible to receive (i) up to $30.3 million in development milestones, including for the filing of an IND application and for the dosing of the first patient in each of Phase IIa, Phase IIb and Phase III clinical trials, (ii) up to $50.0 million in regulatory milestones for the product’s first indication, including regulatory approvals in the U.S. and EU, (iii) up to $50.0 million in regulatory milestones for the product’s second indication, if any, including U.S. and EU regulatory approvals, (iv) royalties on net sales in the mid-single digits, and (v) net sales milestone payments of up to $100.0 million. We are also eligible to receive payments for: (i) each additional HSC target selected by Novartis beyond its initial defined allocation, for which we will receive $1.0 million for each target (ii) each in vivo target that Novartis selects as described above, and (iii) any exercise by Novartis of certain license options under the agreement.

Upon completion of the research collaboration term in December 2019, Novartis has the option to internalize the Intellia platform for a $50.0 million fee, which will allow them to select a limited number of additional CRISPR/Cas9 genome editing targets over five years. Up to $20.0 million of the internalization fee will be credited towards any milestone payments for any additional post-internalization targets (up to $4.0 million per target).

Equity Investments. Additionally, at the inception of the arrangement at which time Intellia was a privately-held company, Novartis invested $9.0 million to purchase our Class A-1 and Class A-2 Preferred Units. The difference between the cash proceeds received from Novartis for the units and the $11.6 million estimated fair value of those units at the date of issuance was determined to be $2.6 million. Accordingly, $2.6 million of the upfront technology access payment was allocated to record the preferred units purchased by Novartis at fair value.

License Grant to Novartis. In the 2014 Novartis Agreement, we granted to Novartis a license to our CRISPR/Cas9 platform technology, including a sublicense to certain platform rights licensed from Caribou Biosciences, Inc. (“Caribou”), that is exclusive in the HSC, CAR-T cell and in vivo fields with respect to each target selected by Novartis pursuant to the agreement and the research plan as long as Novartis continues to use commercially reasonable efforts to research, develop, and commercialize CRISPR-edited products directed to such targets. Upon the expiration of the collaboration term, Novartis shall have the option to access and obtain a non-exclusive license to our CRISPR/Cas9 platform technology to research, develop and commercialize potential therapeutic, prophylactic and palliative products and services for a limited number of certain approved targets selected by Novartis, exercisable upon written notice to us within 30 days after the expiration of the collaboration term. Such approved targets are subject to certain restrictions, including that the targets may not have been already reserved by us pursuant to our limited right to do so under the agreement, may not be the subject of an existing out license of our CRISPR/Cas9 platform to a third party and may not be the subject of ongoing or planned research and development by us. This non-exclusive license will have a term of five years commencing upon the completion of the technology transfer by us enabling Novartis to practice such licensed rights, and Novartis may not select more than a specified number of approved targets in each year of this license term.

License Grant to Intellia. Novartis granted us a non-exclusive license to its intellectual property covering small molecule for HSC expansion and to its LNP platform technology to research, develop and commercialize HSC and in vivo genome editing products, respectively, in the 2014 Novartis Agreement.

Intellectual Property. IP that we develop within the collaboration related to our CRISPR/Cas9 platform will be owned solely by us, while all other IP developed within the collaboration, including IP covering products arising from the collaboration, will be jointly owned by us and Novartis.

2018 Amendment to the Agreement. In December 2018, we entered into an amendment to this agreement with Novartis (the “Amendment”) which expands the scope of the Novartis Agreement to include the ex vivo development of CRISPR/Cas9-based cell therapies using limbal stem cells, a type of ocular stem cell, primarily against gene targets selected by Novartis in exchange for a one-time payment of $10.0 million which we received in December 2018. The governance, milestones and royalties associated with any limbal stem cell program will follow those for the HSC programs. As part of the amendment, Intellia rights to Novartis’ lipid nanoparticle (“LNP”) technology were expanded to include use on all genome editing applications in both in vivo and ex vivo settings.

Term and Termination. The collaboration term ends in December 2019. The term of the agreement expires on the later of (i) the expiration of Novartis’ payment obligations under the agreement and (ii) the date of expiration of the last-to-expire of the patent rights licensed to us or Novartis under the agreement. Novartis’ royalty payment obligations expire on a country-by-country and product-by-product basis upon the later of (i) the expiration of the last valid claim of the royalty-bearing patents covering such product in such country or (ii) 10 years after the first commercial sale of such product in such country. We may terminate the agreement if Novartis or its affiliates institute a patent challenge against our IP rights, and all improvements thereto, licensed to Novartis under the agreement. Novartis may terminate the agreement, without cause, upon 90 days’ written notice to us subject to certain conditions, including its payment of any accrued and future obligations as if the collaboration had continued through December 2019. Either party may terminate the agreement in the event of the other party’s uncured material breach or bankruptcy—or insolvency-related events.

Regeneron Pharmaceuticals, Inc.

In April 2016, we entered into a license and collaboration agreement with Regeneron (the “Regeneron Agreement”).

Agreement Structure. The Regeneron Agreement has two principal components: i) a product development component under which the parties will research, develop and commercialize CRISPR/Cas-based therapeutic products primarily focused on genome editing in the liver, and ii) a technology collaboration component, pursuant to which we and Regeneron will engage in research and development activities aimed at discovering and developing novel technologies and improvements to CRISPR/Cas technology to enhance our genome editing platform. Under this agreement, we also may access the Regeneron Genetics Center and proprietary mouse models to be provided by Regeneron for a limited number of our liver programs.

Scope of Collaboration. Under the terms of the six-year collaboration, Regeneron may obtain exclusive rights for up to 10 targets to be chosen by Regeneron during the collaboration term subject to a target selection process and various adjustments and limitations set forth in the agreement. Of these 10 total targets, Regeneron may select up to five non-liver targets, while the remaining targets must be focused in the liver. Certain non-liver targets from Intellia's ongoing and planned research at the time, as well as any targets included in another Intellia collaboration, are excluded from this collaboration. At the inception of the agreement, Regeneron selected the first of its 10 targets, ATTR, which is subject to a Co-Development and Co-Promotion Agreement (“Co/Co”) between us and Regeneron, the general terms and conditions for which were outlined within the Regeneron Agreement.

Research Collaboration. Research activities under the collaboration will be governed by evaluation and research and development plans that will outline the parties’ responsibilities under, anticipated timelines of and budgets for, the various programs. We will assist Regeneron with the preliminary evaluation of its selected liver targets, and Regeneron will be responsible for preclinical research and conducting clinical development, manufacturing and commercialization of products directed to each of its exclusive targets. We may assist, as requested by Regeneron, with the later discovery and research of product candidates directed to any selected target. For each selected target, Regeneron is required to use commercially reasonable efforts to submit regulatory filings necessary to achieve IND acceptance for at least one product directed to each applicable target, and following IND acceptance for at least one product, to develop and commercialize such product.

Reserved Liver Targets. We retain the exclusive right to solely develop products via CRISPR genome editing directed against certain specified genetic targets. During the collaboration term and subject to a target selection process, we have the right to choose additional liver targets for our own development using commercially reasonable efforts. Certain targets that either we or Regeneron select during the term may be subject to further co-development and co-commercialization arrangements at our or Regeneron’s option, as applicable, which either can exercise pursuant to defined conditions.

Governance. The parties formed a joint steering committee (“JSC”), which is responsible for setting research objectives and overseeing the general strategies and activities undertaken by the parties under the Regeneron Agreement.  Additionally, the parties formed a Joint Development and Commercialization Committee (“JDCC”) to oversee all profit share products under the Co/Co discussed below.  The JDCC will have responsibility for overseeing the development, manufacture, regulatory matters, and commercialization (including pricing and reimbursement) of ATTR, as the first profit share product under the collaboration agreement.

Financial Terms. We received a nonrefundable upfront payment of $75.0 million. In addition, on Regeneron programs that are not subject to co-development and co-promotion agreements we may be eligible to earn, on a per-licensed target basis, (i) up to $25.0 million in development milestones, including for the dosing of the first patient in each of Phase I, Phase II and Phase III clinical trials, (ii) up to $110.0 million in regulatory milestones, including for the acceptance of a regulatory filing in the U.S., and for obtaining regulatory approval in the U.S. and in certain other identified countries, and (iii) up to $185.0 million in sales-based milestone payments. We are also eligible to earn royalties ranging from the high single digits to low teens, in each case, on a per-product basis, which royalties are potentially subject to various reductions and offsets and incorporate our existing low- to mid-single-digit royalty obligations under a license agreement with Caribou.

Equity Investments. In connection with this collaboration, Regeneron purchased $50.0 million of our common stock in a private placement under a Stock Purchase Agreement (the “Stock Purchase Agreement”) concurrent with our initial public offering.

Term and Termination. The collaboration term ends in April 2022, except that Regeneron may make a one-time payment of $25.0 million to extend the term for an additional two-year period. The agreement will continue until the date when no royalty or other payment obligations are due, unless earlier terminated in accordance with the terms of the agreement. Regeneron’s royalty payment obligations expire on a country-by-country and product-by-product basis upon the later of (i) the expiration of the last valid claim of the royalty-bearing patents covering such product in such country, (ii) 12 years from the first commercial sale of such product in such country, or (iii) the expiration of regulatory exclusivity for such product. We may terminate the agreement on a target-by-target basis if Regeneron or any of its affiliates institutes a patent challenge against our CRISPR/Cas or certain other background patent rights. We may also terminate the agreement on a target-by-target basis if Regeneron does not proceed with the development of a product directed to a selected target within specified periods of time. Regeneron may terminate the agreement, without cause, upon 180 days written notice to us, either in its entirety or on a target-by-target basis, in which event, certain rights in the terminated targets and associated IP revert to us, as described in the agreement. Following such termination, we may owe Regeneron royalties, in certain circumstances, up to mid-single digits on any terminated targets that we subsequently commercialize on a product-by-product basis for a period of 12 years after the first commercial sale of any such products. Either party may terminate the agreement either in its entirety or with respect to the technology collaboration or one or more of the targets selected by Regeneron, in the event of the other party’s uncured material breach.

Co-Development and Co-Promotion Agreement.

In July 2018, we and Regeneron finalized the form of the Co/Co that will be used as the basis for each Co/Co agreement directed to a target. Simultaneously, we and Regeneron executed the Co/Co agreement directed to the first collaboration target, ATTR, for which we are the clinical and commercial Lead Party (see below). As such, Regeneron will be the Participating Party (see below), and will share equally in worldwide development costs and profits as long as it funds half of the defined research and development costs attributable to the ATTR program.

Co-Development and Co-Promotion: Agreement Structure. Under the Co/Co Agreement, Regeneron has the right to exercise up to at least five Co/Co options on our liver targets (other than Intellia’s reserved liver targets), while we may exercise at least one Co/Co option on Regeneron’s liver targets, the exact number of Co/Co options being subject to certain conditions of the target selection process. Co/Co options must be exercised (or forfeited) once a target reaches a defined preclinical stage. Within 15 days of exercising the option, the party exercising the option must pay $1.5 million to the other party as compensation for prior work. The ATTR program was exempted from this payment. One Party will be the “Lead Party” and the other Party the “Participating Party”. The Lead Party shall have control and primary responsibility for the development, manufacturing, regulatory and commercial activities. The Participating Party shall have the right to consult on these activities through its participation on the JDCC and will have the right to co-fund development and commercialization activities in exchange for a share of profits. In general, the parties will share equally in worldwide development costs and profits of any future products.  Prior to reaching a specific development milestone, the Participating Party may elect to reduce its share of worldwide development costs and profits by 50 percent.

Co-Development and Co-Promotion: Termination. Either party may terminate by providing 180 days written notice. If Intellia terminates, the product becomes a Regeneron product, and is subject to all future milestone and royalty payment obligations under the Regeneron Agreement. If Regeneron terminates and has contributed at least $5 million in Development Costs, Intellia will pay low- to mid-single digit royalties on the net sales of the product, depending on co-funding percentage, stage at termination and, if any, Regeneron IP incorporated into the product.

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

Intellectual Property

We believe we are well positioned in terms of our IP because we:

•

have built, and intend to expand, a broad worldwide portfolio of IP, including patents and patent applications, in areas relevant to the development and commercialization of human therapeutic products using CRISPR/Cas9 technology;

•	protect our IP by maintaining trade secrets relating to our proprietary technology innovations and know-how; and
•

intend to take additional steps, where appropriate, to further protect our IP rights, including, for example, through the use of copyright protection and regulatory protection available via orphan drug designations, data exclusivity, market exclusivity, and patent term extensions.

Our licensed patent portfolio encompasses foundational filings on the use of CRISPR/Cas9 systems for gene editing, improvement modifications of these CRISPR systems, LNP technologies, TCRs for specific targets, and cell expansion technology relevant to stem cell-based therapies. We access these patent estates from licensors including Caribou, Novartis and OSR. We also actively apply for, maintain, and plan to defend and enforce, as needed, our internally developed and externally licensed patent rights. Furthermore, we continue to search for and evaluate opportunities to in-license IP relevant to our targeted therapeutic programs and platforms and to develop and acquire new IP in collaboration with third parties.

In addition to our in-licensed IP, our IP portfolio includes over 25 patent families filed since 2015 covering solely or jointly owned technologies that we have developed independently or through our collaborations with Novartis, Regeneron and OSR. The patent families claim inventions relating to CRISPR/Cas9 improvements, methods for delivering CRISPR/Cas9 components, methods of treating diseases using CRISPR/Cas9 genome editing, and methods for analyzing editing events, among others.  Patents resulting from our internal portfolio, if issued, would expire no earlier than 2036.

We actively apply for, maintain, and plan to defend and enforce, as needed, our internally developed and externally licensed patent rights. Furthermore, we continue to search for and evaluate opportunities to in-license IP relevant to our targeted therapeutic programs and platforms and to develop and acquire new IP in collaboration with third parties.

Caribou Biosciences In-Licensed Intellectual Property

In July 2014, we entered into a license agreement with Caribou, as subsequently amended and supplemented, for an exclusive, worldwide license for human therapeutic, prophylactic, and palliative uses, except for anti-fungal and anti-microbial uses, defined in the license agreement as our field of use, of any CRISPR/Cas9-related patents and applications owned, controlled or licensed by Caribou as well as companion diagnostics to our product or product candidates. The license agreement also included exclusive rights in our field of use to any CRISPR/Cas9-related IP developed by Caribou after July 16, 2014 and through a cut-off date of January 30, 2018. The agreement further includes a non-exclusive research license to conduct research and development on product candidates and products. The Caribou licensed patent portfolio includes several U.S. and foreign patents and patent applications owned by Caribou, and U.S. and foreign patents and patent applications co-owned by The Regents of the University of California, the University of Vienna and Dr. Emmanuelle Charpentier, as well as U.S. and foreign patents and patent applications owned or controlled by Pioneer Hi-Bred and its affiliates. We have the right to grant sublicenses to the Caribou licensed patent portfolio to third parties in our field of use. Caribou retains the right to practice the licensed IP in all other fields, including for its own specific therapeutics purposes, provided it does not pertain to the application of CRISPR/Cas9 technology to the development of products in our field of use.

Pursuant to a services agreement entered into with Caribou in parallel with the license agreement, we also received two years of research and development services from Caribou, which ended in November 2016. Any IP developed under the services agreement is owned by Caribou and is included in, and subject to the terms of, our license agreement with Caribou.

In relation to our founding, we issued Caribou 8,110,599 shares of our junior preferred stock. We paid Caribou $5.0 million over the term of the two-year services agreement; and have agreed to pay 30.0 percent of Caribou’s patent prosecution, filing, and maintenance costs for the IP included in the license agreement amounting to a total of $3.5 million paid through December 31, 2018. We also granted Caribou an exclusive, royalty-free, worldwide license, with the right to sublicense, to any CRISPR/Cas9 patents, patent applications and know-how in Caribou’s retained fields of use owned or developed by us between July 16, 2014 and a cut-off date of January 30, 2018. Caribou, which is obligated to pay a portion of our patent filing, prosecution and maintenance costs for any such licensed IP, also has an option to sublicense any CRISPR/Cas9 IP in-licensed by us for uses and activities in its retained field of use.

The Caribou license agreement grants us sublicenses in our field of use to IP in-licensed by Caribou from The Regents of the University of California and the University of Vienna. Further, under the license agreement, we had an option to sublicense for our field of use any new IP in-licensed by Caribou through January 30, 2018. In July 2015, we exercised our option to sublicense a portfolio in-licensed by Caribou from Pioneer Hi-Bred International, according to the terms described below.

The term of the Caribou license is until the expiration of the last-to-expire patent right that is licensed to either party. We must use commercially reasonable and diligent efforts to research, develop, manufacture and commercialize at least one product. Either party may terminate the agreement in the event of the other party’s uncured material breach, bankruptcy or insolvency-related events, or breach of its obligations with respect to the included in-licenses. The license agreement with Caribou also gives us access, in our field of use, to Caribou internally developed IP. Since March 2013, Caribou has filed over 50 patent applications in the U.S. and internationally, which relate to the CRISPR/Cas platform, including modified and improved CRISPR/Cas9 systems or components, and methods of use that are part of our license. We cannot ensure that these applications will lead to issued claims that cover our products or activities. Any patents that grant from these applications will expire in or after 2034, assuming payment of necessary maintenance fees.

On October 17, 2018, we initiated an arbitration proceeding against Caribou asserting that Caribou is violating the terms and conditions of the license agreement entered into by the Company and Caribou in July 2014 (“Caribou License”), as well as other contractual and legal rights, by using and seeking to license to third parties two patent families relating to specific structural or chemical modifications of gRNAs, that were purportedly invented or controlled by Caribou, in our exclusive human therapeutic field. Under the Caribou License, Caribou granted to the Company a worldwide, exclusive license to all of Caribou’s IP relating to CRISPR/Cas9 technology for all therapeutic, prophylactic and palliative uses and applications for any or all diseases and conditions in humans, with the sole exceptions of anti-microbial and/or anti-fungal applications. The license encompassed all CRISPR/Cas9 IP developed or controlled by Caribou as of July 16, 2014 and through an IP cutoff date (January 30, 2018) that was necessary or useful for us to develop, manufacture or commercialize products in our field, as well as any technology developed by Caribou under a service agreement entered into by the Company and Caribou in July 2014. Caribou has asserted that the two families of IP are outside the scope of our license. In accordance with the Caribou License, we have submitted a demand for arbitration seeking a declaration that the disputed IP is included within the scope of our license under the Caribou License, an award of compensatory, consequential and punitive damages based on Caribou’s conduct, and an injunction prohibiting Caribou from licensing or using this IP in our exclusive human therapeutics field, among other claims.

The Regents of the University of California and the University of Vienna Intellectual Property

The Regents of the University of California and the University of Vienna (collectively, “UC/Vienna”) co-own with Dr. Emmanuelle Charpentier a worldwide patent portfolio, which covers methods of use and compositions relating to engineered CRISPR/Cas9 systems for, among other things, cleaving or editing DNA and altering gene product expression in various organisms, including humans. We refer to this co-owned worldwide patent portfolio as the UC/Vienna/Charpentier patent family. The earliest claimed priority date for this patent family is May 25, 2012. As of December 31, 2018, this family includes granted patents in many jurisdictions outside the United States, including for example the United Kingdom, Germany, Australia, China and the approximately 40 countries that are members of the European Patent Convention. Corresponding applications are being prosecuted in the United States Patent and Trademark Office (“USPTO”) and other patent agencies across the world. Any patents that ultimately issue from this family and are appropriately maintained will expire in or after 2033.

Caribou entered into an exclusive, worldwide license in all fields, with the right to sublicense, for this patent family with UC/Vienna in April 2013 solely under UC/Vienna ownership rights. Caribou’s license remains in effect for the life of the last-to-expire patent or last-to-be-abandoned patent application licensed, whichever is later. Through our license agreement with Caribou, we have an exclusive sublicense to UC/Vienna’s interest in this foundational CRISPR/Cas9 patent family for use in human therapeutics, except for anti-fungal and anti-microbial uses as defined in the license agreement as our field of use. For products covered by this license and their companion diagnostics, we will owe mid-single-digit royalties on net sales. In addition, we may be subject to milestone payments of $0.1 million upon the first filing of an IND application, a total of $0.5 million for Phase II and Phase III clinical trials, $0.5 million to $1.0 million for each of the first three approved new drug applications or biologics license applications in the United States, and $0.2 million for each of the first three approved indications in Europe. Caribou has the right to terminate its agreement with UC/Vienna at any time or the agreement may be terminated due to an uncured material breach. We cannot guarantee that Caribou will maintain the UC/Vienna license for its full term. Should the license between Caribou and UC/Vienna be terminated for any reason, any compliant Caribou sublicenses as of the termination date will remain in effect and will be assigned to UC/Vienna in place of Caribou. Specifically, if we are in compliance with our obligations under our sublicense and Caribou and UC/Vienna terminate their agreement, UC/Vienna would replace Caribou as our licensor.

On April 13, 2015, UC/Vienna/Charpentier jointly filed a request with the USPTO asking that an interference be declared between a UC/Vienna/Charpentier patent application and certain patents issued to the Broad Institute, Massachusetts Institute of Technology, and the President and Fellows of Harvard College (collectively, the “Broad Institute patent family” or the “Broad”), which claim aspects of CRISPR/Cas9 systems and methods to edit genes in eukaryotic cells, including human cells. An interference is an adversarial proceeding conducted by the USPTO’s Patent Trial and Appeal Board (the “PTAB”) to determine the initial inventor of a particular invention claimed in U.S. patents and patent applications owned by different parties. On January 11, 2016, the PTAB declared an interference involving one UC/Vienna/Charpentier application, 12 Broad issued patents and a Broad patent application.  In the order declaring the interference, the PTAB designated UC/Vienna/Charpentier the “Senior Party” and the Broad the “Junior Party”.  In March 2016, the PTAB re-declared the interference to add an additional U.S. patent application owned by the Broad.  On February 15, 2017, the PTAB dismissed the proceeding finding that the parties’ respective patent claims involved in the interference were distinct such that they did not meet the legal requirement to proceed with the interference. Specifically, the PTAB concluded that the Broad’s claims were directed to the use of CRISPR/Cas9 only in eukaryotic cells and, thus were patently distinct from UC/Vienna/Charpentier’s claims, which were directed to the use of CRISPR/Cas9 in all settings.  As a result of this proceeding’s dismissal, the PTAB did not make a decision regarding which party actually first invented the use of CRISPR/Cas9 systems and methods to edit genes in eukaryotic cells. In April 2017, UC/Vienna/Charpentier appealed to the U.S. Court of Appeals for the Federal Circuit (“the Federal Circuit”) seeking a review and reversal of the PTAB’s decision. On September 10, 2018, the Federal Circuit affirmed the PTAB’s decision to terminate the interference proceeding. The time for UC/Vienna/Charpentier to ask for a rehearing by the Federal Circuit or permission from the U.S. Supreme Court to appeal has expired. Accordingly, the Federal Circuit returned the UC/Vienna/Charpentier patent application at issue in the terminated interference to the USPTO.  On February 8, 2019, the USPTO issued a notice allowing the patent application, which, when issued, will cover generally the use of the CRISPR/Cas9 technology using a single RNA guide in any setting, including cellular settings.

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

Invention Management Agreement

On December 15, 2016, we entered into a Consent to Assignments, Licensing and Common Ownership and Invention Management Agreement (the “Invention Management Agreement”), with The Regents of the University of California, University of Vienna, Dr. Charpentier, Caribou, CRISPR Therapeutics AG, ERS Genomics Ltd. and TRACR Hematology Ltd. Under the Invention Management Agreement, Dr. Charpentier retroactively consented to UC/Vienna’s CRISPR/Cas9 license to Caribou as well as Caribou’s sublicensing to Intellia certain of its rights to the UC/Vienna/Charpentier CRISPR/Cas9 IP, subject to the restrictions of our license from Caribou. Under the agreement, the parties commit to maintain and coordinate the prosecution, defense and enforcement of the CRISPR/Cas9 foundational patent portfolio worldwide, and each of the co-owners of the IP grants cross-consents to all existing and future licenses and sublicenses based on the rights of another co-owner. The Invention Management Agreement also includes retroactive approval by certain parties of certain prior assignments of interests in patent rights to other parties, and provides for, among other things, (i) good faith cooperation among the parties regarding patent maintenance, defense and prosecution, (ii) cost-sharing arrangements, and (iii) notice of and coordination in the event of third-party infringement of the subject patents. Unless earlier terminated by the parties, the Invention Management Agreement will continue in effect until the later of the last expiration date of the UC/Vienna/Charpentier patents underlying the CRISPR/Cas9 technology, or the date on which the last underlying patent application is abandoned.

Novartis In-Licensed Intellectual Property

The December 2014 Novartis Agreement grants us worldwide, non-exclusive, royalty-free rights to a portfolio of 14 Novartis patent families containing granted patents and pending applications in the United States and internationally relating to LNP compositions, methods of use and modified nucleic acids. The license under the Novartis Agreement permits us to use the Novartis LNPs to develop therapeutic, prophylactic, and palliative CRISPR-based in vivo products. Under a December 2018 amendment to the Novartis Agreement, we obtained rights to use these LNPs both in vivo and ex vivo for any gene editing product.   The earliest claimed priority dates for the licensed patent families range from December 2009 through June 2013, and accordingly will expire by or after December 2030. The term of the license continues until the expiration of the last-to-expire patent right that is licensed to either party. If we attempt to challenge any of the patents in the licensed families, Novartis may terminate the license on a patent-by-patent basis. We cannot guarantee that our products or delivery methods will be covered by issued claims in these families.

In addition, under the Novartis Agreement, Novartis has also granted us rights to use its proprietary small molecule for HSC expansion. Our rights to this technology are subject to a single-digit royalty based on whether we develop and commercialize the relevant product solely or in collaboration with another third party.

Under the Novartis Agreement, any platform IP developed as part of the collaboration is owned solely by us, while all other IP developed within the collaboration, including product-based IP, is jointly owned by us and Novartis. We cannot guarantee that IP filed based on collaboration data will result in issued claims covering our products or delivery methods. Under our agreement with Novartis, we have also granted Novartis a sublicense to the IP we license under our agreement with Caribou for the Novartis-selected HSC and CAR-T cells products, and in vivo products if applicable, with such sublicense being exclusive as long as Novartis uses commercially reasonable efforts to develop and commercialize those products.

In December 2018, we entered into an amendment to our agreement with Novartis which expands the scope of the Novartis Agreement to include the ex vivo development of CRISPR/Cas9-based cell therapies using limbal stem cells primarily against selected gene targets by Novartis.

Manufacturing

We have entered into certain manufacturing and supply arrangements with third-party suppliers to support production of our product candidates and their components. We plan to continue to rely on these qualified third-party organizations to produce or process bulk compounds, formulated compounds, viral vectors or engineered cells for IND-supporting activities and early stage clinical trials. We expect that clinical and commercial quantities of any in vivo product or engineered cells that we may seek to develop will be manufactured in facilities and by processes that comply with FDA and other regulations. At the appropriate time in the product development process, we will determine whether to establish manufacturing facilities or continue to rely on third parties to manufacture commercial quantities of any products that we may successfully develop. In certain instances, we may consider building our own commercial infrastructure.

Competition

The biotechnology and pharmaceutical industries are extremely competitive in the race to develop new products. While we believe we have significant competitive advantages with our industry-leading expertise in genome editing, clinical development expertise and dominant IP position, we currently face and will continue to face competition for our development programs from companies that use genome editing or gene therapy development platforms and from companies focused on more traditional therapeutic modalities such as small molecules and antibodies. The competition is likely to come from multiple sources, including large and specialty pharmaceutical and biotechnology companies, academic research institutions, government agencies and public and private research institutions. Many of these competitors may have access to greater capital and resources than us. For any products that we may ultimately commercialize, not only will we compete with any existing therapies and those therapies currently in development, but we will also have to compete with new therapies that may become available in the future.

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

Government Regulation and Product Approval

We are subject to extensive regulation. We expect our future in vivo and ex vivo product candidates to be regulated as biologics. Biological products are subject to regulation under the Food, Drug and Cosmetic (“FD&C”) Act and the Public Health Service Act (“PHS Act”), and other federal, state, local and foreign statutes and regulations. Both the FD&C Act and the PHS Act and their corresponding regulations govern, among other things, the testing, manufacturing, safety, efficacy, labeling, packaging, storage, record keeping, distribution, reporting, advertising and other promotional practices involving drug and biological products. Before clinical testing of biological products in the U.S. may begin, we must submit an IND to the FDA, which reviews the clinical protocol and other information, and the IND must become effective before clinical trials may begin.

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

Within the FDA, the Center for Biologics Evaluation and Research (“CBER”) regulates biological products, including gene and cell therapies. CBER’s Office of Tissues and Advanced Therapies (“OTAT”) is responsible for oversight of gene therapy and related products, and the Cellular, Tissue and Gene Therapies Advisory Committee (“CTGTAC”) advises CBER on its reviews. Human gene therapy products are defined as all products that mediate their effects by transcription or translation of transferred genetic material or by specifically altering host (human) genetic sequences. Some examples of gene therapy products include nucleic acids, genetically modified microorganisms (e.g., viruses, bacteria, fungi), engineered site-specific nucleases used for human genome editing, and ex vivo genetically modified human cells. FDA has published guidance documents related to, among other things, gene therapy products in general and their preclinical assessment, potency or other quality testing, and chemistry, manufacturing and control information in gene therapy INDs, and long-term adverse event monitoring of clinical trial subjects; all of which are intended to facilitate industry’s development of these products. More recently and as part of the implementation of the 21st Century Cures Act, FDA has issued a number of draft guidances pertaining to Regenerative Medicine Advanced Therapies, which are defined as including cell therapy, therapeutic tissue engineering products, human cell and tissue products and combination products using any such therapies or products. Additionally, gene therapies, including genetically modified cells, that lead to a durable modification of cells or tissues may meet the definition of a regenerative medicine therapy. A number of guidances have been revised to reflect the growing knowledge and incorporation of newer technology, including certain considerations for genome editing. A small number of gene therapy products have been approved by regulatory agencies.  In 2012, the European Medicines Agency authorized the marketing of the first gene therapy product approved by regulatory authorities anywhere in the Western world.  And in the U.S., in 2017, the FDA approved the first two cell-based gene therapy products as well as a gene therapy product.

Ethical, social and legal concerns about genome-editing technology, gene therapy, genetic testing and genetic research could result in additional regulations restricting or prohibiting the processes we may use. Federal and state agencies, congressional committees and foreign governments have expressed interest in further regulating biotechnology. More restrictive regulations or claims that our products are unsafe or pose a hazard could prevent us from commercializing any product candidates. New government requirements may be established that could delay or prevent regulatory approval of our product candidates under development. It is impossible to predict whether legislative changes will be enacted, regulations, policies or guidance changed, or interpretations by agencies or courts changed, or what the impact of such changes, if any, may be.

U.S. Gene and Cell Therapy Products Development Process

The FDA approves biologics, including gene and cellular therapy products, through the Biologics License Application (“BLA”) process before they may be legally marketed in the U.S. This process generally involves the following:

•

completion of extensive nonclinical, sometimes referred to as preclinical laboratory tests, and preclinical animal studies and applicable requirements for the humane use of laboratory animals and formulation studies in accordance with applicable regulations, including good laboratory practice (“GLP”);

•	submission to the FDA of an IND application, which must become effective before human clinical trials may begin;
•

performance of adequate and well-controlled human clinical trials according to the FDA’s regulations commonly referred to as good clinical practice (“GCP”) and any additional requirements for the protection of human research subjects and their health information, to establish the safety and efficacy of the proposed product for its intended use;

•	submission to the FDA of a BLA for marketing approval that includes substantial evidence of safety, purity, and potency, from nonclinical testing and clinical trials;
•

satisfactory completion of an FDA inspection of the manufacturing facility or facilities where the product is produced to assess compliance with current good manufacturing practice (“cGMP”) to assure that the facilities, methods and controls are adequate to preserve the product’s identity, strength, quality and purity and, if applicable, the FDA’s current good tissue practice (“cGTP”) requirements for the use of human cellular and tissue products;

•	positive results from potential FDA audit of the nonclinical study and clinical trial sites that generated the data in support of the BLA; and
•	FDA review and approval of the BLA licensure.

Before testing any drug or biological product candidate, including gene and cellular therapy product candidates, in humans, the product candidate enters the preclinical testing stage. Preclinical tests, also referred to as nonclinical studies, include laboratory evaluations of product chemistry, toxicity and formulation, as well as animal studies to assess the potential safety and activity of the product candidate. The conduct of the preclinical tests must comply with federal regulations and requirements, including GLP.

The clinical trial sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and a proposed clinical protocol, to the FDA as part of the IND. Some preclinical testing may continue even after the IND is submitted. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA places the clinical trial on a clinical hold within that 30-day time period. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. The FDA may also impose clinical holds on a biological product candidate at any time before or during clinical trials due to, among other reasons, safety concerns or non-compliance with regulatory requirements. If the FDA imposes a clinical hold, trials may not recommence without FDA authorization and then only under terms authorized by the FDA. Accordingly, we cannot be sure that submission of an IND will result in the FDA allowing clinical trials to begin, or that, once begun, issues will not arise that result in the suspension or termination of such trials.

Clinical trials involve the administration of the product candidate to healthy volunteers or patients under the supervision of qualified investigators, generally physicians not employed by or under the study sponsor’s control. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, dosing procedures, subject selection and exclusion criteria, and the parameters to be used to monitor subject safety, including stopping rules that assure a clinical trial will be stopped if certain adverse events should occur. Each protocol and any amendments to the protocol must be submitted to the FDA as part of the IND. Clinical trials must be conducted and monitored in accordance with the FDA’s regulations comprising the GCP requirements, including the requirement that all research subjects provide informed consent. Further, each clinical trial must be reviewed and approved by an independent institutional review board (“IRB”) at or servicing each institution at which the clinical trial will be conducted. An IRB is charged with protecting the welfare and rights of study participants and considers such items as whether the risks to individuals participating in the clinical trials are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the form and content of the informed consent that must be signed by each clinical trial subject or his or her legal representative and must monitor the clinical trial until completed. Certain clinical trials also must be reviewed by an institutional biosafety committee (“IBC”), a local institutional committee that reviews all forms of research conducted at that institution involving recombinant or synthetic nucleic acid molecules. The IBC assesses the safety of the research and identifies any potential risk to public health or the environment and ensures that all research is conducted in compliance with National Institutes of Health (“NIH”) Guidelines for Research Involving Recombinant DNA Molecules.

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

•

Phase III. Clinical trials are undertaken to further evaluate dosage, clinical efficacy, potency (for BLA products), and safety in an expanded patient population at dispersed clinical trial sites. These clinical trials are intended to establish the overall risk/benefit ratio of the product and provide an adequate basis for product approval and labeling.

Post-approval clinical trials, sometimes referred to as Phase IV clinical trials, may be conducted after initial marketing approval. These clinical trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication, particularly for long-term safety follow-up. The FDA typically advises that sponsors observe subjects for potential gene therapy-related delayed adverse events for up to a 15-year period, including a minimum of five years of annual examinations followed by ten years of annual queries, either in person or by questionnaire.

During all phases of clinical development, regulatory agencies require extensive monitoring and auditing of all clinical activities, clinical data, and clinical trial investigators. Annual progress reports detailing the status of the clinical trials must be submitted to the FDA. Written IND safety reports must be promptly submitted to the FDA and the investigators for serious and unexpected adverse events, any findings from other trials, tests in laboratory animals or in vitro testing that suggest a significant risk for human subjects, or any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. The sponsor must submit an IND safety report within 15 calendar days after the sponsor determines that the information qualifies for reporting. The sponsor also must notify the FDA of any unexpected fatal or life-threatening suspected adverse reaction within seven calendar days after the sponsor’s initial receipt of the information. Phase I, Phase II and Phase III clinical trials may not be completed successfully within any specified period, if at all. The FDA or the sponsor or its data safety monitoring board may suspend a clinical trial at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the product candidate has been associated with unexpected serious harm to patients.

There are also requirements governing the reporting of ongoing clinical trials and completed clinical trial results to public registries. Sponsors of certain clinical trials of FDA-regulated products, including biologics such as gene and cellular therapy products, are required to register and disclose certain clinical trial information to NIH. Information related to the product, patient population, phase of investigation, study sites and investigators, and other aspects of the clinical trial is then made publicly available as part of the registration at www.clinicaltrials.gov. Sponsors are also obligated to disclose the results of their clinical trials after completion. Disclosure of the results of these trials can be delayed until the new product or new indication being studied has been approved, up to a maximum of two years.

Human therapeutic products based on gene-editing technology are a new category of therapeutics. Because this is a relatively new and expanding area of novel therapeutic interventions, there can be no assurance as to the length of the study period, the number of patients the FDA will require to be enrolled in the trials in order to establish the safety, purity and potency for BLA products that are human gene editing therapeutics, or that the data generated in these trials will be acceptable to the FDA to support marketing approval.

Concurrent with clinical trials, companies usually complete additional animal trials and must also develop additional information about the physical characteristics of the product candidate as well as finalize a process for manufacturing the product in commercial quantities in accordance with cGMP, and in certain cases, cGTP, requirements. To help reduce the risk of the introduction of adventitious agents with use of biological products, the PHS Act emphasizes the importance of manufacturing control for products whose attributes cannot be precisely defined. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, the sponsor must develop methods for testing the identity, strength, quality, potency and purity of the final product to support a BLA. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life.

U.S. Review and Approval Processes

After the completion of clinical trials of a biological product candidate (such as gene and cellular therapy products), FDA approval of a BLA must be obtained before commercial marketing of the product. The BLA must include results of product development, laboratory and animal trials, human trials, information on the manufacture and composition of the product, proposed labeling and other relevant information. In addition, under the Pediatric Research Equity Act (“PREA”), a BLA or supplement to a BLA, for a product candidate with certain novel characteristics must contain data to assess the safety and effectiveness of the product candidate for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The Food and Drug Administration Safety and Innovation Act of 2012 (“FDASIA”) requires that a sponsor who is planning to submit a marketing application for a biological product that includes a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration submit an initial Pediatric Study Plan (“PSP”) within sixty days after an end-of-Phase 2 meeting or as may be agreed between the sponsor and FDA. The initial PSP must include, among other things, an outline of the pediatric study or studies that the sponsor plans to conduct, including, to the extent practicable, study objectives and design, age groups, relevant endpoints and statistical approach, or a justification for not including such detailed information, and any request for a deferral of pediatric assessments or a full or partial waiver of the requirement to provide data from pediatric studies along with supporting information, along with any other information specified in FDA regulations. The FDA and the sponsor must reach agreement on the PSP. A sponsor can submit amendments to an agreed-upon initial PSP at any time if changes to the pediatric plan need to be considered based on data collected from nonclinical studies, early phase clinical trials, or other clinical development programs. The FDA may grant deferrals for submission of data or full or partial waivers. Unless otherwise required by regulation, PREA does not apply to any biological product for an indication for which orphan designation has been granted. The testing and approval processes require substantial time and effort and there can be no assurance that the FDA will accept the BLA for filing and, even if filed, that any approval will be granted on a timely basis, if at all.

Under the Prescription Drug User Fee Act (“PDUFA”), as amended, each BLA must be accompanied by a user fee. The FDA adjusts the PDUFA user fees on an annual basis. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. Additionally, no user fees are assessed on BLAs for products designated as orphan drugs, unless the product also includes a non-orphan indication.

Within 60 days following submission of the application, the FDA reviews the BLA to determine if it is substantially complete before the agency accepts it for filing. The FDA may refuse to file any BLA that it deems incomplete or not properly reviewable at the time of submission, including for failure to pay required fees, and may request additional information. In this event, the application must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review of the BLA. The FDA reviews the application to determine, among other things, whether the proposed product is safe and effective (or, in the case of biological products, safe, pure and potent), and whether the product is being manufactured in accordance with cGMP, and in certain cases, cGTP, requirements to assure and preserve the product’s identity, safety, strength, quality, potency and purity. The FDA may refer applications for novel products or products that present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions. During the FDA review and approval process, the FDA also will determine whether a Risk Evaluation and Mitigation Strategy (“REMS”) is necessary to assure the safe use of the drug or biological product candidate. If the FDA concludes a REMS is needed, the sponsor of the BLA must submit a proposed REMS; the FDA will not approve the application without a REMS, if required.

Before approving a BLA, the FDA will inspect the facilities at which the product is manufactured. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with cGMP and, if applicable, cGTP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving a BLA, the FDA will typically inspect one or more clinical sites to assure that the clinical trials were conducted in compliance with IND study requirements and GCP requirements. To assure cGMP, cGTP and GCP compliance, an applicant must incur significant expenditure of time, money and effort in the areas of training, record keeping, production, and quality control.

Notwithstanding the submission of relevant data and information, the FDA may ultimately decide that the BLA does not satisfy its regulatory criteria for approval and deny approval. Data obtained from clinical trials are not always conclusive and the FDA may interpret data differently than we interpret the same data. If the agency decides not to approve the BLA in its present form, the FDA will issue a complete response letter that usually describes all of the specific deficiencies in the application identified by the FDA. The deficiencies identified may be minor, for example, requiring clarifying labeling changes, or major, for example, requiring product reformulation or additional clinical trials. Additionally, the complete response letter may include recommended actions that the applicant might take to place the application in a condition for approval. If a complete response letter is issued, the applicant may either resubmit the application, addressing all of the deficiencies identified in the letter, challenge the determination set forth in the letter by requesting a hearing or withdraw the application.

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

One of the performance goals agreed to by the FDA under the PDUFA VI (Fiscal Years 2018-2022) is to review 90 percent of BLAs in 10 months from the 60-day filing date, and 90 percent of priority BLAs in six months from the 60-day filing date, whereupon a review decision is to be made. The FDA does not always meet its PDUFA goal dates for standard and priority BLAs and its review goals are subject to change with PDUFA reauthorization. The review process and the PDUFA goal date may be extended by three months if the FDA requests or the BLA sponsor otherwise provides additional information or clarification regarding information already provided in the submission, also known as a Major Amendment, within the last three months before the PDUFA goal date.

Orphan Drug Designation

The FDA may grant Orphan Drug Designation to biological products, including cellular and gene therapy products, intended to treat a rare disease or condition that affects fewer than 200,000 individuals in the U.S., or, if it affects more than 200,000 individuals in the U.S., when there is no reasonable expectation that the cost of developing and marketing the product for this type of disease or condition will be recovered from sales in the U.S. Orphan product designation must be requested before submission of BLA. After the FDA grants orphan product designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. Orphan product designation does not convey any advantage in or shorten the duration of the regulatory review and approval process.

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

Expedited Development and Review Programs

In the U.S. and the EU, as well as in other countries, there are a number of programs to expedite development, review and approval of products for serious or life-threatening disease or condition that address an unmet medical need in the relevant regulatory jurisdiction. In the U.S., these FDA programs include Fast Track Designation, priority review, accelerated approval and breakthrough designation. Similar programs in the EU include accelerated assessment, conditional approval and PRIME, which stands for priority medicines.

The FDA’s Fast Track program intends to expedite or facilitate the process for reviewing new drug and biological products that meet certain criteria. Specifically, new biological products are eligible for Fast Track designation if they are intended to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition. Fast Track designation applies to the combination of the product and the specific indication for which it is being studied. The sponsor of a new biologic, including gene and cellular therapy products, may request that the FDA designate the product as a Fast Track product at any time during the product’s clinical development, but ideally not later than the pre-BLA meeting. The FDA may consider for review sections of the marketing application for a Fast Track product on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the application, the FDA agrees to accept sections of the application and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the application.

In the U.S., any product is eligible for priority review if it treats a serious condition and, if approved, would provide a significant improvement in safety or effectiveness of the treatment, prevention, or diagnosis of that condition. The FDA will attempt to direct additional resources to the evaluation of an application for a new drug or biological product designated for priority review in an effort to facilitate the review. Additionally, a product may be eligible for accelerated approval. Biological products studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments may be eligible for accelerated approval, which means that they may be approved on the basis of adequate and well-controlled clinical trials establishing that the product has an effect on a surrogate endpoint that is reasonably likely to predict a clinical benefit, or on the basis of an effect on a clinical endpoint other than survival or irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA may require that a sponsor of a product subject to accelerated approval perform adequate and well-controlled post-marketing clinical trials. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product.

In addition, under the provisions of the FDASIA, the FDA established a Breakthrough Therapy Designation, which is intended to expedite the development and review of products that treat serious or life-threatening diseases or conditions. A breakthrough therapy is defined as a drug or biological product that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The designation includes all of the features of Fast Track designation, as well as more intensive FDA interaction and guidance. The Breakthrough Therapy Designation is a distinct status from both accelerated approval and priority review, but these can also be granted to the same product candidate if the relevant criteria are met. The FDA must take certain actions, such as holding timely meetings and providing advice, intended to expedite the development and review of an application for approval of a breakthrough therapy. All requests for breakthrough therapy designation will be reviewed within 60 days of receipt, and FDA will either grant or deny the request.

Orphan designation, Fast Track designation, priority review, accelerated approval and breakthrough therapy designation do not change the standards for approval but may expedite the development or approval process. Where applicable, we plan to request Fast Track and Breakthrough Therapy Designation for our product candidates. Even if we receive one or both of these designations for our product candidates, the FDA may later decide that our product candidates no longer meet the conditions for qualification. In addition, these designations may not provide us with a material commercial advantage.

Regenerative medicine advanced therapies (“RMAT”) designation

As part of the 21st Century Cures Act, the FD&C Act was amended to facilitate an efficient development program for, and expedite review of regenerative medicine advanced therapies, which include cell and gene therapies, therapeutic tissue engineering products, human cell and tissue products, and combination products using any such therapies or products. This program is intended to facilitate efficient development and expedite review of regenerative medicine therapies, which are intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition and qualify for RMAT designation. A drug sponsor may request that FDA designate a drug as a RMAT concurrently with or at any time after submission of an IND. FDA has 60 calendar days to determine whether the drug meets the criteria, including whether there is preliminary clinical evidence indicating that the drug has the potential to address unmet medical needs for a serious or life-threatening disease or condition. A BLA for a regenerative medicine therapy that has received RMAT designation may be eligible for priority review or accelerated approval through use of surrogate or intermediate endpoints reasonably likely to predict long-term clinical benefit, or reliance upon data obtained from a meaningful number of sites. Benefits of RMAT designation also include early interactions with FDA and for those granted accelerated approval post-approval requirements may be fulfilled through the submission of clinical evidence from clinical studies, patient registries, or other sources of real-world evidence, such as electronic health records; the collection of larger confirmatory data sets; or post-approval monitoring of all patients treated with such therapy prior to its approval.

Post-Approval Requirements

Maintaining substantial compliance with applicable federal, state, and local statutes and regulations and, as applicable, their counterparts in other jurisdictions, requires the expenditure of substantial time and financial resources. Rigorous and extensive FDA regulation of biological products, including gene and cellular therapy products, continues after approval, particularly with respect to cGMP requirements. We will rely, and expect to continue to rely, on third parties for the production of clinical and commercial quantities of certain components of products that we may commercialize. Manufacturers of our products are required to comply with applicable requirements in the cGMP regulations, including quality control, quality assurance and maintenance of records and documentation. Other post-approval requirements applicable to biological products, include reporting of cGMP deviations that may affect the identity, potency, purity and overall safety of a distributed product, record-keeping requirements, reporting of adverse effects, reporting updated safety and efficacy information, and complying with electronic record and signature requirements. After a BLA is approved, the product also may be subject to official lot release. As part of the manufacturing process, the manufacturer is required to perform certain tests on each lot of the product before it is released for distribution. If the product is subject to official release by the FDA, the manufacturer submits samples of each lot of product to the FDA together with a release protocol showing a summary of the history of manufacture of the lot and the results of all of the manufacturer’s tests performed on the lot. The FDA also may perform certain confirmatory tests on lots of some products, such as viral vaccines, before releasing the lots for distribution by the manufacturer. In addition, the FDA conducts laboratory research related to the regulatory standards on the safety, purity, potency, and effectiveness of biological products, including gene and cellular therapy products.

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

Biological product manufacturers and other entities involved in the manufacture and distribution of approved biological products, including gene and cellular therapy products, in the United States are required to register their establishments with the FDA and certain other federal and state agencies, and are subject to periodic unannounced inspections by the FDA and certain other federal and state agencies for compliance with cGMP, and in certain cases, cGTP, requirements and other laws. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance. Discovery of problems with a product after approval may result in restrictions on a product, manufacturer, or holder of an approved BLA, including withdrawal of the product from the market, as well as potential civil and criminal liability. In addition, changes to the manufacturing process or facility generally require prior FDA approval before being implemented and other types of changes to the approved product, such as adding new indications and additional labeling claims, are also subject to further FDA review and approval.

Biosimilars and Exclusivity

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “Affordable Care Act”), signed into law on March 23, 2010, includes a subtitle called the Biologics Price Competition and Innovation Act of 2009 (“BPCIA”), which created an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-licensed reference biological product in the United States. Starting in 2015, the FDA commenced licensing biosimilars under the BPCIA, and there are currently numerous biosimilars approved in the U.S. and Europe. The FDA has issued several draft and final guidance documents outlining an approach to review and approval of biosimilars and interchangeable biological products.

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

Other Healthcare Laws

In addition to FDA restrictions on marketing of biological products, other U.S. federal and state healthcare regulatory laws restrict business practices in the pharmaceutical industry, which include, but are not limited to, state and federal anti-kickback, false claims, data privacy and security, and physician payment transparency laws. The laws that may affect our ability to operate include:

•

the federal Anti-Kickback Statute, which prohibits, among other things, individuals or entities from knowingly and willfully soliciting, receiving, offering or paying any remuneration (including any kickback, bribe, or rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce, or in return for, either the referral of an individual, or the purchase, lease, order, arrangement for or recommendation of the purchase, lease, order, arrangement for any good, facility, item or service, for which payment may be made, in whole or in part, under a federal healthcare program, such as the Medicare and Medicaid programs. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. In addition, the Patient Protection and Affordable Care Act, or Affordable Care Act or ACA, provides that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act;

•

federal civil and criminal false claims laws, including, without limitation, the federal False Claims Act, and civil monetary penalty laws which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment or approval from the federal government, including Medicare, Medicaid and other government payors, that are false or fraudulent or knowingly making, using or causing to be made or used a false record or statement material to a false or fraudulent claim or to avoid, decrease or conceal an obligation to pay money to the federal government, or knowingly concealing or knowingly and improperly avoiding or decreasing an obligation to pay money to the federal government. A claim includes “any request or demand” for money or property presented to the U.S. federal government. Manufacturers can be held liable under the FCA even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims. The FCA also permits a private individual acting as a “whistleblower” to bring actions on behalf of the federal government alleging violations of the FCA and to share in any monetary recovery;

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

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their respective implementing regulations, which impose, among other things, requirements on certain covered healthcare providers, health plans, and healthcare clearinghouses as well as their respective business associates that perform services for them that involve the use, or disclosure of, individually identifiable health information, relating to the privacy, security and transmission of individually identifiable health information without appropriate authorization. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions;

•

the U.S. federal physician payment transparency requirements, sometimes referred to as the “Physician Payments Sunshine Act,” created under the Affordable Care Act, and their implementing regulations, which require manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the Centers for Medicare and Medicaid Services, information related to payments or other transfers of value made to physicians, other healthcare providers, and teaching hospitals, as well as ownership and investment interests held by physicians, other healthcare providers, and their immediate family members;

•	federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers;
•

the Foreign Corrupt Practices Act (“FCPA”) and other laws which prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. persons and issuers as defined by the statute for the purpose of obtaining or retaining business;

•

the Federal Food, Drug and Cosmetic Act, which prohibits, among other things, the commercialization of adulterated or misbranded of drugs and medical devices and the Public Health Service Act, which prohibits, among other things, the commercialization of biological products unless a biologics license is in effect; and

•

analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers, and may be broader in scope than their federal equivalents; state and foreign laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers; state and foreign laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

Other Government Regulation

In addition to the healthcare laws and regulations in the U.S. and EU discussed above, we may be subject to a variety of regulations in these and other jurisdictions governing, among other things, animal research, clinical studies, manufacture, marketing approval, and any commercial sales and distribution of biological products. Because biologically sourced raw materials are subject to unique contamination risks, their use may be restricted in some countries.

Coverage and Reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of any biological product for which we obtain regulatory approval. In the U.S. and markets in other countries, patients who are prescribed treatments for their conditions and providers performing the prescribed services generally rely on third-party payors to reimburse all or part of the associated healthcare costs. Patients are unlikely to use our products unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of our products. Sales of any products for which we receive regulatory approval for commercial sale will therefore depend, in part, on the availability of coverage and adequate reimbursement from third-party payors. Third-party payors include government authorities, managed care providers, private health insurers and other organizations.

In the U.S., no uniform policy of coverage and reimbursement for biological products, including gene and cellular therapy products, exists among third-party payors. As a result, obtaining coverage and reimbursement approval for such a product from a government or other third-party payor is a time-consuming and costly process that could require us to provide to each payor supporting scientific, clinical and cost-effectiveness data regarding the products’ clinical benefits and risks on a payor-by-payor basis, with no assurance that coverage and adequate reimbursement will be obtained. Even if we obtain coverage for a given product, the resulting reimbursement payment rates might not be adequate for us to achieve or sustain profitability or may require co-payments that patients find unacceptably high. Additionally, third-party payors may not cover, or provide adequate reimbursement for, long-term follow-up evaluations required following the use of our gene-modifying products. Patients are unlikely to use, and health care providers may not prescribe, our product candidates unless coverage is provided and reimbursement is adequate to cover a significant portion of the product’s cost to the patient. Because our product candidates may have a higher cost of goods than conventional therapies, and may require long-term follow up evaluations, the risk that coverage and reimbursement rates may be inadequate for us to achieve profitability may be greater. Moreover, increasing efforts by governmental and third-party payors in the U.S. and abroad to cap or reduce healthcare costs may cause such organizations to limit both coverage and the level of reimbursement for biological products and, as a result, they may not cover or provide adequate payment for our product candidates. In addition, we expect to experience pricing pressures in connection with the sale of any of our product candidates upon their approval due to the trend toward managed healthcare, the increasing influence of health maintenance organizations, cost containment initiatives and additional legislative changes.  For these reasons, there is significant uncertainty related to coverage and reimbursement of our future products. It is difficult to predict at this time what third-party payors will decide with respect to the coverage and reimbursement for our product candidates.

Third‑party payors are increasingly reducing reimbursements for medical products and services. Additionally, the containment of healthcare costs has become a priority of federal and state governments, and the prices of drugs have been a focus in this effort. The U.S. government, state legislatures and foreign governments have shown significant interest in implementing cost‑containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic products. Adoption of price controls and cost‑containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit our net revenue and results. Decreases in third‑party reimbursement for our products or a decision by a third‑party payor to not cover our products could reduce physician usage of the products and have a material adverse effect on our sales, results of operations and financial condition.

The Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or the MMA, established the Medicare Part D program to provide a voluntary prescription drug benefit to Medicare beneficiaries. Under Part D, Medicare beneficiaries may enroll in prescription drug plans offered by private entities that provide coverage of outpatient prescription drugs. Unlike Medicare Part A and B, Part D coverage is not standardized. Part D prescription drug plan sponsors are not required to pay for all covered Part D drugs, and each drug plan can develop its own drug formulary that identifies which drugs it will cover and at what tier or level. However, Part D prescription drug formularies must include drugs within each therapeutic category and class of covered Part D drugs, though not necessarily all the drugs in each category or class. Any formulary used by a Part D prescription drug plan must be developed and reviewed by a pharmacy and therapeutic committee. Government payment for some of the costs of prescription drugs may increase demand for products for which we receive marketing approval. However, any negotiated prices for our products covered by a Part D prescription drug plan will likely be lower than the prices we might otherwise obtain. Moreover, while the MMA applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own payment rates. Any reduction in payment that results from the MMA may result in a similar reduction in payments from non‑governmental payors.

The American Recovery and Reinvestment Act of 2009 provides funding for the federal government to compare the effectiveness of different treatments for the same illness. The plan for the research was published in 2012 by the Department of Health and Human Services, the Agency for Healthcare Research and Quality and the National Institutes for Health, and periodic reports on the status of the research and related expenditures will be made to Congress.

In addition, in some foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing vary widely from country to country. For example, the European Union provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. A member state may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our products. Historically, products launched in the European Union do not follow price structures of the United States and generally prices tend to be significantly lower.

Healthcare Reform

In the United States and some foreign jurisdictions, there have been, and likely will continue to be, a number of legislative and regulatory changes and proposed changes regarding the healthcare system directed at broadening the availability of healthcare, improving the quality of healthcare, and containing or lowering the cost of healthcare.

For example, in March 2010, the ACA was enacted in the United States. The ACA includes measures that have significantly changed, and are expected to continue to significantly change, the way healthcare is financed by both governmental and private insurers. Among the provisions of the ACA of greatest importance to the pharmaceutical industry are that the ACA:

•

made several changes to the Medicaid Drug Rebate Program, including increasing pharmaceutical manufacturers’ rebate liability by raising the minimum basic Medicaid rebate on most branded prescription drugs to 23.1% of average manufacturer price, or AMP, and adding a new rebate calculation for “line extensions” (i.e., new formulations, such as extended release formulations) of solid oral dosage forms of branded products, as well as potentially impacting their rebate liability by modifying the statutory definition of AMP;

•

imposed a requirement on manufacturers of branded drugs to provide a 50% (70% as of January 1, 2019) point‑of‑sale discount off the negotiated price of branded drugs dispensed to Medicare Part D beneficiaries in the coverage gap (i.e., “donut hole”) as a condition for a manufacturer’s outpatient drugs being covered under Medicare Part D;

•	extended a manufacturer’s Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;

•	expanded the entities eligible for discounts under the 340B Drug Discount Program;

•	established a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted, or injected;

•

imposed an annual, nondeductible fee on any entity that manufactures or imports certain branded prescription drugs, apportioned among these entities according to their market share in certain government healthcare programs;

•

imposed new reporting requirements on drug manufacturers for payments made to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Failure to submit required information may result in significant civil monetary penalties for all payments, transfers of value or ownership or investment interests that are not timely, accurately and completely reported in an annual submission; and

•

established a new Patient‑Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research. The research conducted by the Patient‑Centered Outcomes Research Institute may affect the market for certain pharmaceutical products. The ACA established the Center for Medicare and Medicaid Innovation within CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending. Funding has been allocated to support the mission of the Center for Medicare and Medicaid Innovation through 2019.

Congress also could consider additional legislation to repeal, replace, or further modify elements of the ACA. Thus, the full impact of the ACA, or any law replacing elements of it, and the political uncertainty regarding any repeal and replacement on the ACA, on our business remains unclear.

Additionally, there have been a number of proposed regulatory actions and legislative recommendations aimed at lowering prescription drug prices, and in September 2018, CMS announced that it will allow Medicare Advantage Plans the option to use step therapy for Part B drugs beginning January 1, 2019.  There have also been several recent U.S. Congressional inquiries related to prescription drug prices.

We cannot predict what healthcare reform initiatives may be adopted in the future. Further federal, state and foreign legislative and regulatory developments are likely, and we expect ongoing initiatives to increase pressure on drug pricing. Such reforms could have an adverse effect on anticipated revenues from product candidates and may affect our overall financial condition and ability to develop product candidates.

Employees

As of February 22, 2019, we had 211 full-time employees, 165 of whom were primarily engaged in research and development activities and 67 of whom have an M.D. or Ph.D. degree.

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

The SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding us and other issuers that file electronically with the SEC. The SEC’s Internet website address is http://www.sec.gov.

A copy of our Corporate Governance Guidelines, Code of Conduct and Business Ethics and the charters of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee are posted on our website, www.intelliatx.com, under “Investor Relations”.

Item 1A.	Risk Factors

Investing in our common stock involves a high degree of risk. Careful consideration should be given to the following risk factors, in addition to the other information set forth in this Annual Report on Form 10-K for the year ended December 31, 2018 and in other documents that we file with the SEC, in evaluating the Company and our business. If any of the following risks and uncertainties actually occurs, our business, prospects, financial condition and results of operations could be materially and adversely affected. The risks described below are not intended to be exhaustive and are not the only risks facing the Company. New risk factors can emerge from time to time, and it is not possible to predict the impact that any factor or combination of factors may have on our business, prospects, financial condition and results of operations.

Risks Related to the Discovery, Development and Commercialization of Product Candidates

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

We are focused on developing curative medicines utilizing the CRISPR/Cas9 genome editing technology, including in vivo therapies and engineered cell therapies. Although there have been significant advances in recent years in the fields of gene therapy, which typically involves introducing a copy of a gene into a patient’s cell, and genome editing in recent years, in vivo CRISPR-based genome editing technologies are relatively new, and their therapeutic utility is largely unproven.  Similarly, even though cell therapy products have been developed and received regulatory approval in key jurisdictions, such as the United States (“U.S.”) and European Union (“EU”), no genome-edited engineered cell therapy has been approved, and the potential to successfully obtain approval remains unproven.

The CRISPR/Cas9 therapies, whether in vivo or engineered cell therapies, that we intend to develop have not yet been clinically tested by us, and we are not aware of any clinical trials for safety or efficacy having been completed by third parties involving these CRISPR/Cas9-based therapies. The scientific evidence to support the feasibility of developing in vivo products or engineered cell therapies based on the CRISPR/Cas9 technology is both preliminary and limited. Successful development of products by us will require solving a number of issues, including developing or obtaining technologies to safely deliver a therapeutic agent into target cells within the human body or engineer human cells while outside of the body such that the modified cells can have a therapeutic effect when delivered to the patient, optimizing the efficacy and specificity of such products, and ensuring the therapeutic selectivity, efficacy and safety of such products. There can be no assurance we will be successful in solving any or all of these issues.

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

Public perception and related media coverage of potential therapy-related efficacy or safety issues, including adoption of new therapeutics or novel approaches to treatment, as well as ethical concerns related specifically to genome editing and CRISPR/Cas9, may adversely influence the willingness of subjects to participate in clinical trials, or if any therapeutic is approved, of physicians and patients to accept these novel and personalized treatments. Physicians, health care providers and third-party payors often are slow to adopt new products, technologies and treatment practices, particularly those that may also require additional upfront costs and training. Physicians may not be willing to undergo training to adopt these novel and potentially personalized therapies, may decide the particular therapy is too complex or potentially risky to adopt without appropriate training, and may choose not to administer the therapy. Further, due to health conditions, genetic profile or other reasons, certain patients may not be candidates for the therapies. In addition, responses by the U.S., state or foreign governments to negative public perception, ethical concerns or financial considerations may result in new legislation, regulations, or medical standards that could limit our ability to develop or commercialize any product candidates, obtain or maintain regulatory approval or otherwise achieve profitability. Based on these and other factors, health care providers and payors may decide that the benefits of these new therapies do not or will not outweigh their costs.

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

Our approach to developing therapies centers on using the CRISPR/Cas9 technology to alter, introduce or remove genetic information in vivo to treat various disorders, or to engineer human cells ex vivo to create therapeutic cells that can be introduced into the human body to address the underlying disease. Because these are new therapeutic approaches, discovering, developing and commercializing our product candidates subject us to a number of challenges, including:

•

obtaining regulatory approval from the FDA and other regulatory authorities that have very limited or no experience with the clinical development of CRISPR/Cas9 therapeutics, and which may require additional significant testing or data compared to more traditional therapies;

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

•	educating medical personnel, including clinical investigators, and patients regarding the potential benefits and side effect profile of each of our product candidates;
•	developing processes for the safe administration of these products, including long-term follow-up for all patients who receive treatment with any of our product candidates;
•	sourcing clinical and, if approved, commercial supplies for the materials used to manufacture and process our product candidates;
•	developing a manufacturing process and distribution network with a cost of goods that allows for an attractive return on investment; and
•	establishing sales and marketing capabilities in anticipation of, and after obtaining, any regulatory approval to gain market authorization.

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

To date, only a few human clinical trials utilizing either in vivo or ex vivo CRISPR/Cas9-based therapeutics have been authorized in the U.S. and EU member states. Further, only a limited number of human clinical trials for in vivo therapies or engineered cell therapies developed using other genome-editing technologies have been authorized by the FDA in the U.S. or by the relevant regulatory agencies in the EU member states. There is no certainty that the FDA or EMA will apply to CRISPR/Cas9 product candidates the same regulatory pathway and requirements it is applying to other in vivo therapies or ex vivo engineered cell therapeutics; and the FDA and other regulatory authorities have not yet provided written guidance regarding preclinical or clinical studies or regulatory approval pathways specific for either in vivo or ex vivo genome editing-based therapeutics. In addition, if any product candidates encounter safety or efficacy problems, developmental delays, regulatory issues or other problems, our development plans and business could be significantly harmed. Further, competitors that are developing in vivo or ex vivo products with similar technology may experience problems with their product candidates or programs that could in turn cause us to identify problems with our product candidates and programs that would potentially harm our business.

Also, significant uncertainty exists regarding the future scope and effect of the FDA’s regulatory framework, in particular relating to the review and approval of human therapeutic products because the current U.S. administration and federal legislators have publicly declared their intention to modernize the current legal framework governing the FDA. Any such changes to the FDA requirements could impact our ability to obtain approval for our products or sell them profitably. In addition, in the EU, the decision of the United Kingdom to withdraw, whether it happens or not, from the EU has required the EMA to relocate to the Netherlands, and recruit and retain new personnel to review and approve our submissions for regulatory approval in Europe. EMA’s relocation could result in delays and other changes that may impact our ability to obtain timely approval for our products in the EU. Also, upon exiting the EU, the United Kingdom may enact legislation related to the approval and oversight of human therapeutics in that nation. Until any such legislation is enacted, we will be uncertain as to its effects on our business, including our ability to seek and obtain approval for our products in the United Kingdom.

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

Gene therapy in general, and genome editing in particular, remain novel technologies, with only a limited number of gene therapy products approved to date in the U.S. and EU. Public perception may be influenced by claims that gene therapy or genome editing, including the use of CRISPR/Cas9, is unsafe or unethical, or carries an undue risk of side effects, such as improper insertion of a gene sequence into a patient’s chromosome could lead to cancer, and gene therapy or genome editing may not gain the acceptance of the public or the medical community. In particular, our success will depend upon physicians who specialize in the treatment of diseases targeted by our product candidates prescribing treatments that involve the use of our product candidates in lieu of, or in addition to, existing treatments with which they are more familiar and for which greater clinical data may be available. In addition, responses by the U.S., state or foreign governments to negative public perception or ethical concerns may result in new legislation or regulations that could limit our ability to develop or commercialize any product candidates, obtain or maintain regulatory approval or otherwise achieve profitability. More restrictive statutory regimes, government regulations or negative public opinion would have an adverse effect on our business, financial condition, results of operations and prospects and may delay or impair the development and commercialization of our product candidates or demand for any products we may develop. For example, earlier gene therapy trials led to several well-publicized adverse events, including cases of leukemia and death. Serious adverse events such as these in our clinical trials, or other clinical trials involving gene therapy or genome editing products or our competitors’ products, even if not ultimately attributable to the relevant product candidates, and the resulting publicity could result in increased government regulation, unfavorable public perception, potential regulatory delays in the testing or approval of our product candidates, stricter labeling requirements for those product candidates that are approved and a decrease in demand for any such product candidate. In addition, the use of the technology by third party in areas that are not being pursued by the Company, such as for targeting and editing of embryonic cells, could adversely impact public and governmental perceptions regarding the ethics and risks of the CRISPR/Cas9 technology and lead to social or legal changes that could limit our ability to apply the technology to develop human therapies addressing disease.  For example, recent reports of the use of CRISPR/Cas9 in China to edit embryos in utero has generated and may continue to create negative public perception about the use of the technology in humans.  Negative public and governmental perception of the technology, or additional governmental regulation of our technologies, could also adversely affect our stock price or our ability to enter into revenue generating collaborations or obtain additional funding from the public markets.

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

•	the therapeutic effect of a product candidate may not be permanent and may diminish over time;
•	a single treatment course may not be sufficient for a cure or therapeutic benefit, and it may take several treatment courses for the product to be effective;
•	our product candidates may not be sufficiently well-tolerated for repeat treatments necessary for maximum effectiveness;
•	a well-defined and achievable pathway to regulatory approval may never materialize for a specific product candidate;
•	competitors may develop alternatives that render our product candidates obsolete, redundant or less attractive;
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

If, in the future, we are unable to establish sales, marketing and distribution capabilities or enter into agreements with third parties to sell, market and distribute products based on our technologies, we may not be successful in commercializing our products if and when any product candidates or therapies are approved and we may not be able to generate any revenue.

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

We intend to seek approval to market our product candidates in both the U.S. and in selected foreign jurisdictions. If we obtain approval in one or more foreign jurisdictions for our product candidates, we will be subject to rules and regulations in those jurisdictions. In some foreign countries, particularly those in the EU (and in the UK if and when it exits the EU), the pricing of pharmaceutical products, including biologics, is subject to governmental control and other market regulations which could put pressure on the pricing and usage of our product candidates. In these countries, pricing negotiations with governmental authorities can take considerable time after obtaining marketing approval of a product candidate. In addition, market acceptance and sales of our product candidates will depend significantly on the availability of adequate coverage and reimbursement from third-party payors for our product candidates and may be affected by existing and future health care reform measures.

In vivo genome editing products and ex vivo engineered cell therapies based on CRISP-Cas9 genome editing technology are novel and may be complex and difficult to manufacture. We could experience manufacturing problems that result in delays in the development or commercialization of our product candidates or otherwise harm our business.

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

Our product candidates, that are regulated as biologics, will require processing steps that are more complex than those required for most small molecule drugs. Moreover, unlike small molecules, the physical and chemical properties of a complex product such as ours generally cannot be fully characterized. As a result, assays of the finished product or relevant components may not be sufficient to ensure that the product will perform in the intended manner. Accordingly, we will employ multiple steps to control the manufacturing process to ensure that the process works and the product candidate is made strictly and consistently in compliance with the process. Problems with the manufacturing process, even minor deviations from the normal process, could result in product defects or manufacturing failures that result in lot failures, product recalls, product liability claims and litigation, insufficient inventory or production interruption. We may encounter problems achieving adequate quantities and quality of clinical grade materials that meet FDA, EMA or other applicable standards or specifications with consistent and acceptable production yields and costs.

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

Our internal computer systems, or those of our collaborators or other contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of our operations and development efforts.

We are increasingly dependent upon information technology systems, infrastructure, and data to operate our business. In the ordinary course of business, we collect, store, and transmit large amounts of confidential information (including but not limited to intellectual property, proprietary business information, and personal information). It is critical that we do so in a secure manner to maintain the confidentiality and integrity of such confidential information. We also have outsourced elements of our operations to third parties, and as a result we manage a number of third-party vendors who may or could have access to our confidential information. Our third-party collaborators also have access to large amounts of confidential information relating to our operations, including our research and development efforts. The size and complexity of our information technology systems, and those of third-party vendors and collaborators, and the large amounts of confidential information stored on those systems, make such systems potentially vulnerable to service interruptions or systems failures, or to security breaches from inadvertent or intentional actions by our employees, third-party vendors, and/or business partners, or from cyber-attacks by malicious third parties. Cyber-attacks are increasing in their frequency, sophistication, and intensity, and have become increasingly difficult to detect. Cyber-attacks could include the deployment of harmful malware, denial-of-service attacks, social engineering, “phishing” scams and other means to affect service reliability and threaten the confidentiality, integrity, and availability of information. Significant disruptions of these information technology systems or security breaches could adversely affect our business operations and/or result in the loss, misappropriation, and/or unauthorized access, use, or disclosure of, or the prevention of access to, confidential information (including but not limited to trade secrets or other intellectual property, proprietary business information, and personal information), and could result in financial, legal, business, and reputational harm to us and would adversely affect our operations, including our discovery and research and development programs. For example, any such event that leads to unauthorized access, use, or disclosure of personal information, including personal information regarding our employees of future clinical trial participants, could harm our reputation, require us to comply with federal and/or state breach notification laws and foreign law equivalents, and otherwise subject us to liability under laws and regulations that protect the privacy and security of personal information. Also, the loss of preclinical or clinical trial data from completed or future preclinical or clinical trials, respectively, could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, our competitive position could be harmed and the further development and commercialization of our product candidates could be delayed. Security breaches and other inappropriate access can be difficult to detect, and any delay in identifying them may lead to increased harm of the type described above. While we have implemented security measures to protect our information technology systems and infrastructure, there can be no assurance that such measures will prevent service interruptions or security breaches that could adversely affect our business.

Risks Related to Our Financial Position and need for Additional Capital

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

Our limited operating history may make difficult the evaluation of business’ success to date and assessment of our future viability.

We are a preclinical-stage company. We were founded and commenced operations in mid-2014. Our operations to date have been limited to organizing and staffing our company, business and scientific planning, raising capital, acquiring and developing technology, identifying potential product candidates, undertaking research and early preclinical studies of potential product candidates for ourselves and collaborators, and evaluating a clinical path for our pipeline programs. All of our product candidates are still in the preclinical development stage. We have not yet demonstrated our ability to successfully initiate any clinical trials, including large-scale, pivotal clinical trials, obtain marketing approvals, manufacture commercial scale therapeutics, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful commercialization. Our ability to generate product revenue or profits, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates, which may never occur. We may never be able to develop or commercialize a marketable product.

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

We are not profitable and have incurred losses in each period since our inception. Our net loss was $85.3 million for the year ended December 31, 2018. As of December 31, 2018, we had an accumulated deficit of $201.0 million. We expect these losses to increase as we continue to incur significant research and development and other expenses related to our ongoing operations, seek regulatory approvals for our future product candidates, scale-up manufacturing capabilities, maintain, expand and protect our intellectual property portfolio and hire additional personnel to support the development of our product candidates and to enhance our operational, financial and information management systems.

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

Our operations have required substantial amounts of cash since inception, and we expect to spend substantial amounts of our financial resources on our discovery programs going forward and future development efforts. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of any of our future product candidates in humans. Because preclinical and clinical testing is expensive and can take many years to complete, we may require additional funding to complete these undertakings.  Further, if we are able to identify product candidates that are eventually approved, we will require significant additional amounts in order to launch and commercialize our product candidates. For the foreseeable future, we expect to continue to rely on additional financing to achieve our business objectives.

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

Unfavorable national or global economic conditions or political developments could adversely affect our business, financial condition or results of operations.

Our results of operations could be adversely affected by general conditions in the national or global economy and financial markets. For example, political unrest and global financial crises can cause extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn, political unrest or additional global financial crises could result in a variety of risks to our business, including weakened demand for our products, if approved, or our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate, further political developments and financial market conditions could adversely impact our business.

Inadequate funding for the FDA and other government agencies could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, including beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

Risks Related to Our Reliance on Third Parties

Our technological advancements and any potential for revenue may be derived in part from our collaborations with Novartis and Regeneron, and if either of these collaboration agreements were to be terminated or materially altered, our business, financial condition, results of operations and prospects would be harmed.

In December 2014, we entered into a collaboration agreement with Novartis regarding the discovery of new CRISPR/Cas9-based therapies principally using chimeric antigen receptor T cells (“CAR-Ts”) and hematopoietic stem cells (“HSCs”). Under the Novartis collaboration agreement, we received a commitment to advance multiple programs. Pursuant to the Novartis agreement, we granted Novartis exclusive rights to further develop and commercialize products arising out of the CAR-T cell program during the research term. Regarding HSCs, we are jointly advancing multiple programs with Novartis and have agreed to a process for assigning development and ownership rights, which may enable us to develop our own proprietary HSC pipeline. In December 2018, we expanded our collaboration agreement with Novartis to include discovery of CRISPR/Cas9-based therapies using certain limbal stem cells primarily against selected gene targets by Novartis.

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

•

collaborators could develop independently, or with third parties, products that compete directly or indirectly with our products and product candidates if the collaborators believe that the competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours;

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

Risks Related to Employee Matters and Managing Growth

We expect to expand our research, development, manufacturing, clinical and regulatory capabilities, and, as a result, we may encounter difficulties in hiring capable personnel and otherwise managing our growth, which could disrupt our operations.

We expect to experience growth in the number of our employees and the scope of our operations, including the areas of technology research, product development and manufacturing, clinical, regulatory and quality affairs and, if any product candidates are submitted for or receive marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources, the significant competition for qualified employees in our market and industry, and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to recruit and train additional qualified personnel or to otherwise effectively manage the expansion of our operations. The expansion of our operations may lead to significant costs, and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business and development plans or disrupt our operations.

Our future success depends on our ability to retain key executives and to attract, retain and motivate qualified personnel.

We are highly dependent on the research and development, clinical, legal, financial and business development expertise of John M. Leonard, M.D., our President and Chief Executive Officer, Glenn Goddard, our Executive Vice President and Chief Financial Officer, José E. Rivera, our Executive Vice President, General Counsel, and Andrew Schiermeier, our Executive Vice President, Development and Corporate Strategy, as well as the other principal members of our management, scientific and clinical teams. Although we have entered into employment arrangements with our executive officers, each of them may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees.

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

The policies of the FDA and of other regulatory authorities may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the U.S. or abroad. For example, certain policies of the current or future U.S. administration may impact our business and industry. Namely, the current administration has taken, or may take, several executive actions, including the issuance of a number of executive orders, that could impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine regulatory and oversight activities such as implementing statutes through rulemaking and issuance of guidance. It is difficult to predict how any of these rules or requirements will be implemented, and the extent to which they will impact the FDA’s ability to exercise its regulatory authority. If these executive actions impose constraints on FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory and legal compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability.

Healthcare cost control initiatives, including healthcare legislative and regulatory reform measures, may have a material adverse effect on our business and results of operations.

The United States and many foreign jurisdictions have enacted or proposed legislative and regulatory changes affecting the healthcare system that could prevent or delay marketing approval of our product candidates or any future product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any product for which we obtain marketing approval. Changes in regulations, statutes or the interpretation of existing regulations could impact our business in the future by requiring, for example: (i) changes to our manufacturing arrangements; (ii) additions or modifications to product labeling; (iii) additional regulation or restrictions on pricing and reimbursement; (iv) changes to private or governmental insurance practices; (v) the recall or discontinuation of our products; or (vi) additional record-keeping requirements. If any such changes were to be imposed, they could adversely affect the operation of our business.

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

Current legislation at the U.S. federal and state levels seeks to reduce healthcare costs and improve the quality of healthcare. In March 2010, the Affordable Care Act was enacted, which substantially changed the way health care is financed by both governmental and private insurers, and significantly impacted the U.S. pharmaceutical and biotechnology industry. The Affordable Care Act, among other things, subjects biologic products to potential competition by lower-cost biosimilars, addresses a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, increases the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program, extends the Medicaid Drug Rebate program to utilization of prescriptions of individuals enrolled in Medicaid managed care organizations, subjects manufacturers to new annual fees and taxes for certain branded prescription drugs and biologic agents and provides incentives to programs that increase the federal government’s comparative effectiveness research. At this time, the full effect that the Affordable Care Act would have on our business remains unclear. Further, significant uncertainty exists regarding the future scope and effect of the Affordable Care Act because the current administration and federal legislators have publicly declared their intention to significantly modify or repeal the legislation and, there are conflicting judicial decisions regarding the constitutionality of the law which at least one federal court has ruled is unconstitutional. We cannot predict the ultimate form or timing of any modification to, or repeal of, the Affordable Care Act or the effect that such modification or repeal would have on our business. Public announcements by the U.S. administration and members of the U.S. Congress have emphasized the administration’s significant interest in pursuing healthcare reform. Such reform efforts and any resulting changes to the Affordable Care Act, or related regulations and laws, could impact our ability to sell our products profitably.

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

We expect that the ACA, as well as other healthcare reform measures that may be adopted in the future, may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, lower reimbursement, and new payment methodologies. This could lower the price that we receive for any approved product. Any denial in coverage or reduction in reimbursement from Medicare or other government-funded programs may result in a similar denial or reduction in payments from private payors, which may prevent us from being able to generate sufficient revenue, attain profitability or commercialize our product candidates, if approved.

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

If we obtain FDA approval for any of our product candidates and begin commercializing those products in the U.S., our operations may be directly, or indirectly through our future, potential customers and third-party payors, subject to various federal and state fraud and abuse laws, including, without limitation, the federal Anti-Kickback Statute, the federal False Claims Act, and physician sunshine laws and regulations. These laws or their relevant foreign counterparts may impact, among other things, our proposed sales, marketing, and education programs and our relationships with healthcare providers, physicians and other parties through which we market, sell and distribute our products for which we obtain marketing approval. In addition, we may be subject to patient privacy regulation by the federal government and the states in the U.S. as well as other jurisdictions. The laws that may affect our ability to operate include:

•

the federal Anti-Kickback Statute, which prohibits, among other things, individuals or entities from knowingly and willfully soliciting, receiving, offering or paying any remuneration (including any kickback, bribe, or rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce, or in return for, either the referral of an individual, or the purchase, lease, order, arrangement for or recommendation of the purchase, lease, order, arrangement for any good, facility, item or service, for which payment may be made, in whole or in part, under a federal healthcare program, such as the Medicare and Medicaid programs. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. In addition, the Patient Protection and Affordable Care Act, or Affordable Care Act or ACA, provides that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act. There are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution;

•

federal civil and criminal false claims laws, including, without limitation, the federal False Claims Act, and civil monetary penalty laws which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment or approval from the federal government, including Medicare, Medicaid and other government payors, that are false or fraudulent or knowingly making, using or causing to be made or used a false record or statement material to a false or fraudulent claim or to avoid, decrease or conceal an obligation to pay money to the federal government, or knowingly concealing or knowingly and improperly avoiding or decreasing an obligation to pay money to the federal government. Manufacturers can be held liable under the FCA even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims. The FCA also permits a private individual acting as a “whistleblower” to bring actions on behalf of the federal government alleging violations of the FCA and to share in any monetary recovery;

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

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, and their respective implementing regulations, which impose requirements on certain covered healthcare providers, health plans, and healthcare clearinghouses as well as their respective business associates that perform services for them that involve the use, or disclosure of, individually identifiable health information, relating to the privacy, security and transmission of individually identifiable health information without appropriate authorization. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions;

•

the U.S. federal physician payment transparency requirements, sometimes referred to as the “Physician Payments Sunshine Act,” created under the Affordable Care Act, and their implementing regulations, which require manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the Centers for Medicare and Medicaid Services, information related to payments or other transfers of value made to physicians, other healthcare providers, and teaching hospitals, as well as ownership and investment interests held by physicians, other healthcare providers, and their immediate family members;

•

the Foreign Corrupt Practices Act (“FCPA”) and other laws which prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. persons and issuers as defined by the statute for the purpose of obtaining or retaining business;

•

the Federal Food, Drug and Cosmetic Act, which prohibits, among other things, the commercialization of adulterated or misbranded of drugs and medical devices and the Public Health Service Act, which prohibits, among other things, the commercialization of biological products unless a biologics license is in effect; and

•

analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers, and may be broader in scope than their federal equivalents; state and foreign laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers; state and foreign laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

The distribution of pharmaceutical products is subject to additional requirements and regulations, including extensive record-keeping, licensing, storage and security requirements intended to prevent the unauthorized sale of pharmaceutical products.

Because of the breadth of these laws and the limited statutory exceptions and safe harbors available, it is possible that some of our business activities could be subject to challenge under one or more of such laws.

The scope and enforcement of each of these laws is uncertain and subject to rapid change in the current environment of healthcare reform, especially in light of the lack of applicable precedent and regulations. Federal and state enforcement bodies have recently increased their scrutiny of interactions between healthcare companies and healthcare providers, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. Ensuring business arrangements comply with applicable healthcare laws, as well as responding to possible investigations by government authorities, can be time- and resource-consuming and can divert a company’s attention from the business.

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

Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations as well as other domestic and foreign legal requirements will involve substantial costs. It is possible that governmental and enforcement authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law interpreting applicable fraud and abuse or other healthcare laws and regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant civil, criminal and administrative penalties, damages, disgorgement, monetary fines, individual imprisonment, possible exclusion from participation in Medicare, Medicaid and other U.S. federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, and curtailment or restructuring of our operations, as well as additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws, any of which could adversely affect our ability to operate our business and our results of operations. Any action for violation of these laws, even if successfully defended, could cause a pharmaceutical manufacturer to incur significant legal expenses and divert management’s attention from the operation of the business. If any of the physicians or other healthcare providers or entities with whom we expect to do business is found not to be in compliance with applicable laws, that person or entity may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs. Prohibitions or restrictions on sales or withdrawal of future marketed products could materially affect business in an adverse way. In addition, the approval and commercialization of any of our product candidates outside the U.S. will also likely subject us to foreign equivalents of the healthcare laws mentioned above, among other foreign laws.

Failure to comply with health and data protection laws and regulations could lead to government enforcement actions (which could include civil or criminal penalties), private litigation, and/or adverse publicity and could negatively affect our operating results and business.

We and any potential collaborators may be subject to federal, state, and foreign data protection laws and regulations (i.e., laws and regulations that address privacy and data security). In the United States, numerous federal and state laws and regulations, including federal health information privacy laws, state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), that govern the collection, use, disclosure and protection of health-related and other personal information could apply to our operations or the operations of our collaborators. In addition, we may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under HIPAA, as amended by HITECH. Depending on the facts and circumstances, we could be subject to civil, criminal, and administrative penalties if we knowingly obtain, use, or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA.

Compliance with U.S. and international data protection laws and regulations could require us to take on more onerous obligations in our contracts, restrict our ability to collect, use and disclose data, or in some cases, impact our ability to operate in certain jurisdictions. Failure to comply with these laws and regulations could result in government enforcement actions (which could include civil, criminal and administrative penalties), private litigation, and/or adverse publicity and could negatively affect our operating results and business. Moreover, clinical trial subjects, employees and other individuals about whom we or our potential collaborators obtain personal information, as well as the providers who share this information with us, may limit our ability to collect, use and disclose the information. Claims that we have violated individuals’ privacy rights, failed to comply with data protection laws, or breached our contractual obligations, even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business.

In the event we conduct clinical trial in the European Economic Area (“EEA”), we may be subject to additional privacy laws. The General Data Protection Regulation, (EU) 2016/679 (“GDPR”) became effective on May 25, 2018 and deals with the processing of personal data and on the free movement of such data. The GDPR imposes a broad range of strict requirements on companies subject to the GDPR, including requirements relating to having legal bases for processing personal information relating to identifiable individuals and transferring such information outside the EEA, including to the United States, providing details to those individuals regarding the processing of their personal information, keeping personal information secure, having data processing agreements with third parties who process personal information, responding to individuals’ requests to exercise their rights in respect of their personal information, reporting security breaches involving personal data to the competent national data protection authority and affected individuals, appointing data protection officers, conducting data protection impact assessments, and record-keeping. The GDPR increases substantially the penalties to which we could be subject in the event of any non-compliance, including fines of up to 10,000,000 Euros or up to 2% of our total worldwide annual turnover for certain comparatively minor offenses, or up to 20,000,000 Euros or up to 4% of our total worldwide annual turnover for more serious offenses. Given the new law, we face uncertainty as to the exact interpretation of the new requirements and we may be unsuccessful in implementing all measures required by data protection authorities or courts in interpretation of the new law.

In particular, national laws of member states of the EU are in the process of being adapted to the requirements under the GDPR, thereby implementing national laws which may partially deviate from the GDPR and impose different obligations from country to country, so that we do not expect to operate in a uniform legal landscape in the EU. Also, as it relates to processing and transfer of genetic data, the GDPR specifically allows national laws to impose additional and more specific requirements or restrictions, and European laws have historically differed quite substantially in this field, leading to additional uncertainty.

In the event we conduct clinical trials in the EEA, we must also ensure that we maintain adequate safeguards to enable the transfer of personal data outside of the EEA, in particular to the United States, in compliance with European data protection laws. We expect that we will continue to face uncertainty as to whether our efforts to comply with our obligations under European privacy laws will be sufficient. If we are investigated by a European data protection authority, we may face fines and other penalties. Any such investigation or charges by European data protection authorities could have a negative effect on our existing business and on our ability to attract and retain new clients or pharmaceutical partners. We may also experience hesitancy, reluctance, or refusal by European or multi-national clients or pharmaceutical partners to continue to use our products and solutions due to the potential risk exposure as a result of the current (and, in particular, future) data protection obligations imposed on them by certain data protection authorities in interpretation of current law, including the GDPR. Such clients or pharmaceutical partners may also view any alternative approaches to compliance as being too costly, too burdensome, too legally uncertain, or otherwise objectionable and therefore decide not to do business with us. Any of the foregoing could materially harm our business, prospects, financial condition and results of operations.

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

Failure to comply with labor and employment laws and regulations could subject us to legal liability and costs, including fines or penalties, as well as reputational damage that could harm our business.

We are subject to numerous federal, state and local laws and regulations relating to the recruiting, hiring, compensation and treatment of employees and contractors. These laws and regulations cover financial compensation (including wage and hour standards), benefits (including insurance and 401K plans), discrimination, workplace safety and health, benefits, and workers’ compensation.  In varying degrees and scope, national, state and local laws prohibit unfavorable or unfair treatment in the workplace of employees or candidates based on their age, gender, race, national origin, religion, disability or sexual orientation.  Disability laws also expand upon the employment rights of veterans and persons with disabilities.  At a federal level, Title VII of the Civil Rights Act of 1964 prohibit discrimination on the basis of race, color, religion, sex or national origin. The Fair Labor Standards Act (FLSA) establishes a national minimum wage, guarantees “time-and-a-half” for overtime in certain jobs, and prohibits oppressive employment of minors. The Americans with Disabilities Act (ADA), as amended, prohibits discrimination based on disability.

The Commonwealth of Massachusetts also has laws that expand on these federal laws or create additional rights for employees or obligations for employers. For example, on July 1, 2018, the Massachusetts Equal Pay Act went into effect, which added protections employers must comply with regarding pay equity for “comparable work”.  There is currently uncertainty regarding the exact scope of these new legal limits and such uncertainty may remain for the foreseeable future.  We may face increased employment and legal costs to ensure we are complying with this law.  In addition, on October 1, 2018, a new Massachusetts non-compete law went into effect, placing additional restrictions on employers seeking to enter into non-competition agreements with employees.  This law may negatively impact our ability to prevent employees from working with direct or indirect competitors in the future, and may affect our ability to retain key talent in a competitive market.

Our failure to comply with these and other related laws could expose us to civil and, in some cases, criminal liability, including fines and penalties. Further, government or employee claims that we have violated any of these laws, even if ultimately disproven, could result in increased expense and management distraction, as well as have an adverse reputational impact on the Company.

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

Third parties may seek to claim intellectual property rights that encompass or overlap with intellectual property that we own or license from them or others. Legal proceedings may be initiated to determine the scope and ownership of these rights, and could result in our loss of rights, including injunctions or other equitable relief that could effectively block our ability to further develop and commercialize our product candidates. For example, through our 2014 license agreement with Caribou, we sublicense the rights of the Regents of the University of California and the University of Vienna (collectively, “UC/Vienna”) to a worldwide patent portfolio that covers methods of use and compositions relating to engineered CRISPR/Cas9 systems for, among other things, cleaving or editing DNA and altering gene product expression in various organisms, including eukaryotic cells. We sublicense the UC/Vienna rights to this portfolio for human therapeutic, prophylactic and palliative uses, including companion diagnostics, except for anti-fungal and anti-microbial uses. This patent portfolio to-date includes, for example, multiple granted, allowed, and/or allowable patent applications in the U.S., as well as granted patents from the European Patent Office, the United Kingdom’s Intellectual Property Office, the German Patent and Trade Mark Office, Australia’s Intellectual Property agency and China’s Intellectual Property Office, among others. Because UC/Vienna co-own this portfolio with Dr. Emmanuelle Charpentier (from whom we do not have sublicense rights), we refer to this co-owned worldwide patent portfolio as the UC/Vienna/Charpentier patent family. UC/Vienna could challenge Caribou’s rights under their license agreement, including Caribou’s right to sublicense its rights to others, such as Intellia, and on what terms such a sublicense would be granted, each of which could adversely impact our rights under our license agreement with Caribou.

Similarly, Caribou could challenge the scope of our licensed rights or fields under our license agreement, which could adversely impact our exclusive rights to use CRISPR/Cas9 technology in our human therapeutics field. On October 17, 2018, we initiated an arbitration proceeding against Caribou asserting that it is violating the terms and conditions of the Caribou License, as well as other contractual and legal rights, by using and seeking to license to third parties two patent families relating to specific structural or chemical modifications of guide RNAs, purportedly invented or controlled by Caribou, in our exclusive human therapeutic field.  Under the Caribou License, Caribou granted to the Company a worldwide, exclusive license to all of Caribou’s intellectual property relating to CRISPR/Cas9 technology for all therapeutic, prophylactic and palliative uses and applications for any or all diseases and conditions in humans with the sole exceptions of anti-microbial and/or anti-fungal applications. The license encompassed all CRISPR/Cas9 intellectual property developed or controlled by Caribou as of July 16, 2014 and through an IP cutoff date (January 30, 2018) that was necessary or useful for us to develop, manufacture or commercialize products in our field, as well as any technology developed by Caribou under a service agreement entered into by the Company and Caribou in July 2014. Caribou has asserted that the two families of intellectual property are outside the scope of our license. In accordance with the Caribou License, we initiated an arbitration seeking a declaration that the disputed intellectual property is included within the scope of our license under the Caribou License, an award of compensatory, consequential and punitive damages based on Caribou’s conduct, and an injunction prohibiting Caribou from licensing or using this intellectual property in our exclusive human therapeutics field, among other claims.

In addition, third parties could assert that UC/Vienna/Charpentier do not have rights to the CRISPR/Cas9 technology, or that any rights owned by UC/Vienna/Charpentier are limited.  For example, the Broad Institute, Massachusetts Institute of Technology, the President and Fellows of Harvard College and the Rockefeller University (collectively, the “Broad Institute”) co-own patents and patent applications (collectively, the “Broad Institute patent family”) that also claim certain aspects of CRISPR/Cas9 systems to edit genes in eukaryotic cells, including human cells. Because the respective owners of a UC/Vienna/Charpentier patent application and the Broad Institute patent family both allege owning intellectual property claiming overlapping aspects of CRISPR/Cas9 systems and methods to edit genes in eukaryotic cells, including human cells, our ability to market and sell CRISPR/Cas9-based human therapeutics may be adversely impacted depending on the scope and actual ownership over the inventions claimed in the competing patent portfolios. In January 2016, an interference proceeding was declared in the U.S. Patent and Trademark Office (“USPTO”) between the claims from one UC/Vienna/Charpentier patent application we sublicense through Caribou (which generally claimed methods to use the CRISPR/Cas9 technology with a single RNA guide in any cellular or non-cellular setting)  and certain U.S. patents and one application of the Broad Institute patent family (which generally claimed methods to use the CRISPR/Cas9 technology in eukaryotic cells).  The interference proceeding was initiated to determine which set of inventors invented first and, thus, is entitled to patents on the invention in the U.S. In February 2017, the Patent Trial and Appeal Board (“PTAB”) dismissed the interference proceeding finding that the respective patent claims involved in the interference were legally distinct such that they did not meet the legal requirement to proceed with the interference. The PTAB did not make any decision regarding inventorship or priority, and therefore ownership, of the inventions claimed by the patents and applications at issue. UC/Vienna/Charpentier appealed to the U.S. Court of Appeals for the Federal Circuit (the “Federal Circuit”) seeking a review and reversal of the PTAB’s decision to terminate the interference. On September 10, 2018, the Federal Circuit affirmed the PTAB’s decision to terminate the interference proceeding. The time for UC/Vienna/Charpentier to ask for a rehearing by the Federal Circuit or permission to appeal from the U.S. Supreme Court has expired.  The Federal Circuit returned the UC/Vienna/Charpentier allowable patent claims to the USPTO, and on February 8, 2019, the USPTO issued a notice allowing the patent application, which, when issued, will cover generally the use of the CRISPR/Cas9 technology using a single RNA guide in any setting, including cellular settings.  The USPTO may declare one or more subsequent interferences between other UC/Vienna/Charpentier applications and some or all of the Broad patents involved in the terminated interference.  In addition, other third parties, such as Vilnius University, ToolGen, Inc., MilliporeSigma (a subsidiary of Merck KGaA) and Harvard University, filed patent applications claiming CRISPR/Cas9-related inventions around or within a year after the UC/Vienna/Charpentier application was filed and may allege that they invented one or more of the inventions claimed by UC/Vienna/Charpentier before UC/Vienna/Charpentier. If the USPTO deems the scope of the claims of one or more of these parties to sufficiently overlap with the allowable claims from the UC/Vienna/Charpentier application, the USPTO could declare other interference proceedings to determine the actual inventor of such claims. If UC/Vienna/Charpentier are unable to prevail in their inventorship claims or if the scope of their claims is narrowed through these various legal proceedings, then we could be prevented from developing and commercializing all or some of our products candidates unless we can obtain rights to the third-parties’ intellectual property, or avoid or invalidate it.

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

The Broad Institute patent family includes issued patents in the U.S. and Europe that purport to cover certain aspects of the CRISPR/Cas9 genome editing platform for use on eukaryotic cells, including human cells. On January 11, 2016, the PTAB declared an interference proceeding between certain patents and a patent application of the Broad Institute patent family and one UC/Vienna/Charpentier patent application to determine, based on priority of invention, whether the contested inventions belong either to UC/Vienna/Charpentier or to the Broad Institute in the U.S. This interference proceeding was discontinued by the PTAB in February 2017 without any finding regarding inventorship or priority. In discontinuing the interference proceeding, the PTAB found that the claim sets presented by the two parties were “patentably distinct” from each other and, thus, did not meet the statutory requirements for continuing the proceeding. In April 2017, UC/Vienna/Charpentier appealed to the U.S. Court of Appeals for the Federal Circuit seeking a review and reversal of the PTAB’s decision to terminate the interference. On September 10, 2018, the Federal Circuit issued a ruling affirming the PTAB’s decision to terminate the interference proceeding. The time for UC/Vienna/Charpentier to ask for a rehearing by the Federal Circuit or permission to appeal from the U.S. Supreme Court has expired.  The Federal Circuit returned the UC/Vienna/Charpentier allowable patent claims to the USPTO, and on February 8, 2019, the USPTO issued a notice allowing the patent application, which, when issued, will cover generally the use of the CRISPR/Cas9 technology using a single RNA guide in any setting, including cellular settings.   In addition, UC/Vienna/Charpentier continue to prosecute other patent claims covering the CRISPR/Cas9 inventions, which could also result in allowable or issued patents in the U.S. Certain of the claims being prosecuted by UC/Vienna/Charpentier, if found allowable by the USPTO, could lead to interference proceedings against patents or patent applications owned by other parties, including the Broad Institute patent family, with respect to certain claims expressly relating to the use of CRISPR/Cas9 in eukaryotic cells. As of February 22, 2019, the USPTO has found certain patent applications in the UC/Vienna/Charpentier patent family allowable but for potentially interfering subject matter with a number of patent applications and/or certain patents issued to the Broad, which claim aspects of CRISPR/Cas9 systems and methods to edit genes in eukaryotic cells, including human cells, as well as single-guide RNA compositions. The PTAB has not yet declared an interference involving any of these applications. There is no specified deadline for the PTAB to act on these matters, and we cannot predict if or when they will act, and whether they will declare any interference. Further, the effects that any such results may have on us and our intellectual property position, including whether UC/Vienna/Charpentier will ultimately be successful in prosecuting to issuance a patent covering the CRISPR/Cas9 system that we are able to use under our license agreement with Caribou, are currently unknown. The Broad could seek to assert its issued patents against us based on our CRISPR/Cas9-based activities, including commercialization. Defense of these claims, regardless of their merit, would involve substantial litigation expense, would be a substantial diversion of management and other employee resources from our business and may impact our reputation. In the event of a successful claim of infringement against us, we may have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, obtain one or more licenses from third parties, pay royalties or redesign our infringing products, which may be impossible or require substantial time and monetary expenditure. In that event, we could be unable to further develop and commercialize our product candidates, which could harm our business significantly.

In addition, other third parties, such as Vilnius University, ToolGen, Inc., MilliporeSigma (a subsidiary of Merck KGaA) and Harvard University, filed patent applications claiming CRISPR/Cas9-related inventions around or within a year after the UC/Vienna/Charpentier application was filed and may allege that they invented one or more of the inventions claimed by UC/Vienna/Charpentier before UC/Vienna/Charpentier. If the USPTO deems the scope of the claims of one or more of these parties to sufficiently overlap with the allowable claims from the UC/Vienna/Charpentier application, the USPTO could declare other interference proceedings to determine the actual inventor of such claims. In addition, UC/Vienna/Charpentier or the other third parties could seek judicial review of their inventorship claims. If UC/Vienna/Charpentier fail in defending their inventorship priority on any of these claims, we may lose valuable intellectual property rights, such as the exclusive right to use, such intellectual property. Such an outcome could have a material adverse effect on our business. Even if we are successful in defending against such claims, any disputes could result in substantial costs and be a distraction to management and other employees.

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

Composition of matter patents for biological and pharmaceutical products are generally considered to be the strongest form of intellectual property protection for those types of products, as such patents provide protection without regard to any method of use. We cannot be certain, however, that any claims in our pending or future patent applications covering the composition of matter of our product candidates will be considered patentable by the USPTO or by patent offices in foreign countries, or that the claims in any of our ultimately issued patents will be considered valid and enforceable by courts in the U.S. or foreign countries. Method of use patents protect the use of a product for the specified method, for example a method of treating a certain indication using a product. This type of patent does not prevent a competitor from making and marketing a product that is identical to our product for an indication that is outside the scope of the patented method. Moreover, even if competitors do not actively promote their product for our targeted indications, physicians may prescribe these products “off-label” for those uses that are covered by our method of use patents. Although off-label prescriptions may infringe or contribute to the infringement of method of use patents, the practice is common and such infringement is difficult to prevent or prosecute.

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

Further, if a party to our licenses, either a licensee or licensor, were to breach or challenge our rights under the relevant license agreement (or if one of our licensor’s own licensors were to challenge our licensor’s rights), we may have to initiate or participate in a legal proceeding to enforce our rights.  Any such legal proceeding could be expensive and time-consuming.  In addition, if a court or other tribunal were to rule against us, we could lose key intellectual property and financial rights.  Pursuing or defending against these legal claims, regardless of merits, would involve substantial legal expense and would be a substantial diversion of employee resources from our business.  Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation or contractual litigation there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation or proceeding. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. For example, as discussed above, on October 17, 2018, we initiated an arbitration proceeding against Caribou asserting that it is violating the Caribou License, as well as other contractual and legal rights, by using and seeking to license to third parties two patent families relating to specific structural or chemical modifications of guide RNAs, that were purportedly invented or controlled by Caribou, in our exclusive human therapeutic field.  In accordance with the Caribou License, we have submitted a demand for arbitration seeking a declaration that the disputed intellectual property is included within the scope of our license under the Caribou License, an award of compensatory, consequential, and punitive damages based on Caribou’s conduct, and an injunction prohibiting Caribou from licensing or using this intellectual property in our exclusive human therapeutics field, among other claims.

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

As of December 31, 2018, our executive officers, directors, five percent or greater stockholders and their affiliates beneficially own approximately 61.8 percent of our outstanding voting stock. These stockholders may have the ability to influence us through their ownership positions. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to control elections of directors or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

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

On October 12, 2018, we filed a shelf registration statement on Form S-3 (the “Shelf Registration Statement”) with the SEC, in relation to the registration of common stock, preferred stock, warrants and/or units of any combination thereof for the purposes of selling, from time to time, our common stock, convertible securities or other equity securities in one or more offerings.  We also simultaneously entered into an Open Market Sale Agreement (the “Sales Agreement”) with Jefferies LLC, (the “Sales Agent”), to provide for the offering, issuance and sale of up to an aggregate amount of $100.0 million of our common stock from time to time in “at-the-market” offerings under the Shelf Registration Statement and subject to the limitations thereof.  The Company will pay to the Sales Agent cash commissions of 3.0 percent of the gross proceeds of sales of common stock under the Sales Agreement. As of December 31, 2018, approximately $70.1 million in shares of common stock remain eligible for sale under the Sales Agreement. Sales of common stock, convertible securities or other equity securities by us or our stockholders under the Shelf Registration Statement may represent a significant percentage of our common stock currently outstanding. If we or our stockholders sell, or the market perceives that we or our stockholders intend to sell, substantial amounts of our common stock under the Shelf Registration Statement or otherwise, the market price of our common stock could decline significantly.

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

Commencing December 31, 2018, we are no longer an “emerging growth company,” and the reduced disclosure requirements applicable to emerging growth companies no longer apply to us.

As of June 30, 2018, the market value of our common stock that was held by non-affiliates exceeded $700 million, so we no longer qualify for emerging growth company status commencing December 31, 2018. As a large-accelerated filer, we are now subject to certain disclosure requirements that are applicable to other public companies that were not been applicable to us as an emerging growth company. These requirements include:

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

The laws and rules dealing with U.S. federal, state and local income taxation are routinely being reviewed and modified by governmental bodies, officials and regulatory agencies, including the Internal Revenue Service and the U.S. Treasury Department. Since the Company was founded in 2014, many such changes have been made and changes are likely to continue to occur in the future. For example, in December 2017, the U.S. president signed into law the TCJA that significantly reforms the Internal Revenue Code of 1986, as amended, or the Code. The TCJA, among other things, includes changes to U.S. federal tax rates, imposes significant additional limitations on the deductibility of interest and net operating loss carryforwards, allows for the expensing of capital expenditures, and effectuates the migration from a “worldwide” system of taxation to a territorial system. Our net deferred tax assets and liabilities were revalued in December 2017 at the then newly enacted U.S. corporate rate. We continue to examine the impact this tax reform legislation may have on our business. It cannot be predicted whether, when, in what form, or with what effective dates, tax laws, regulations and rulings may be enacted, promulgated or issued, that could result in an increase in our or our shareholders’ tax liability.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

We have incurred substantial losses during our history and do not expect to become profitable in the near future, and we may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire. As of December 31, 2018, we had federal and state net operating loss carryforwards of $128.2 million and $117.0 million, respectively, which begin to expire in 2034. As of December 31, 2018, we had federal and state research and development tax credit carryforwards of approximately $7.5 million and $4.8 million, which begin to expire in 2034 and 2030, respectively. Our net deferred tax assets and liabilities have been revalued at the newly enacted U.S. corporate rate. Under Sections 382 and 383 of the Code, if a corporation undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards, or NOLs, and other pre-change tax attributes (such as research and development tax credits) to offset its post-change income or taxes may be limited. We may have experienced ownership changes in the past and may experience ownership changes in the future as a result of our initial public offering in May of 2016, follow-on offerings and/or subsequent shifts in our stock ownership (some of which shifts are outside our control). As a result, if we earn net taxable income, our ability to use our pre-change NOLs and R&D tax credits to offset such taxable income and income tax, respectively, could be subject to limitations. Similar provisions of state tax law may also apply. As a result, even if we attain profitability, we may be unable to use a material portion of our NOLs and other tax attributes. Under the TCJA, net operating losses generated after December 31, 2017 are not subject to expiration.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our headquarters are located at 40 Erie Street in Cambridge, Massachusetts, where we occupy approximately 65,000 square feet of office and laboratory space. This lease expires in November 2026, and we have an option to extend the term of the lease for an additional three years. In addition, we lease approximately 15,200 square feet of office and laboratory space at 130 Brookline Street in Cambridge, Massachusetts. This lease expires in January 2020, and we plan to execute our option to extend it through January 2025.

Item 3.	Legal Proceedings

In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation related to IP, commercial arrangements and other matters, including the matters described below.  The outcome of any such legal proceedings, regardless of the merits, is inherently uncertain. In addition, litigation and related matters are costly and may divert the attention of our management and other resources that would otherwise be engaged in other activities. If we were unable to prevail in any such legal proceedings, our business, results of operations, liquidity and financial condition could be adversely affected.

Caribou Intellectual Property Arbitration

On October 17, 2018, we initiated an arbitration proceeding with JAMS against Caribou asserting that Caribou is violating the terms and conditions of the license agreement entered into by the Company and Caribou in July 2014 (“Caribou License”), as well as other contractual and legal rights, by using and seeking to license to third parties two patent families relating to specific structural or chemical modifications of guide RNAs, that were purportedly invented or controlled by Caribou, in our exclusive human therapeutic field. Under the Caribou License, Caribou granted to the Company a worldwide, exclusive license to all of Caribou’s IP relating to CRISPR/Cas9 technology for all therapeutic, prophylactic and palliative uses and applications for any or all diseases and conditions in humans, with the sole exceptions of anti-microbial and/or anti-fungal applications. The license encompassed all CRISPR/Cas9 IP developed or controlled by Caribou as of July 16, 2014 and through an IP cutoff date (January 30, 2018) that was necessary or useful for us to develop, manufacture or commercialize products in our field, as well as any technology developed by Caribou under a service agreement entered into by the Company and Caribou in July 2014.  Caribou has asserted that the two families of IP are outside the scope of our license. In accordance with the Caribou License, we have submitted a demand for arbitration seeking a declaration that the disputed IP is included within the scope of our license under the Caribou License, an award of compensatory, consequential and punitive damages based on Caribou’s conduct, and an injunction prohibiting Caribou from licensing or using this IP in our exclusive human therapeutics field, among other claims.  The arbitration will take place in San Francisco, California.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the Nasdaq Global Market under the symbol “NTLA”.

As of February 22, 2019, the number of holders of record of our common stock was 28. The actual number of holders of our common stock is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees. This holders of record number also does not include stockholders whose shares may be held in trust by other entities.

Dividends

We have never declared or paid cash dividends on our capital stock. We intend to retain all of our future earnings, if any, to finance the growth and development of our business. We do not intend to pay cash dividends to our stockholders in the foreseeable future.

Stock Performance Graph

The following graph shows a comparison from May 6, 2016, the first date that shares of our common stock were publicly traded, through December 31, 2018, of the cumulative total return on an assumed investment of $100.00 in cash in our common stock, the Nasdaq Composite Index and the Nasdaq Biotechnology Index for the same period. Such returns are based on historical results and are not intended to suggest future performance. Data for the Nasdaq Composite Index and the Nasdaq Biotechnology Index assume reinvestment of dividends.

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

	Year Ended December 31,				Period from May 7, 2014 (inception) to December 31,
	2018	2017	2016	2015	2014
	(in thousands except per share data)
Consolidated Statements of Operations Data:
Collaboration revenue	$30,434	$26,117	$16,479	$6,044	$-
Operating expenses:
Research and development	89,115	67,647	31,840	11,170	1,105
In-process research and development	-	-	-	-	6,055
General and administrative	32,189	28,025	16,798	8,283	2,379
Total operating expenses	121,304	95,672	48,638	19,453	9,539
Operating loss	(90,870)	(69,555)	(32,159)	(13,409)	(9,539)
Interest income	5,527	2,012	525	-	-
Loss before income taxes	(85,343)	(67,543)	(31,634)	(13,409)	(9,539)
Income tax benefit	-	-	-	1,012	-
Net loss	$(85,343)	$(67,543)	$(31,634)	$(12,397)	$(9,539)
Net loss per share or common unit, basic and diluted	$(1.98)	$(1.88)	$(1.42)	$(51.02)	$(11.55)
Weighted average shares or common units outstanding, basic and diluted	43,069	36,006	22,222	243	826

	As of December 31,
	2018	2017	2016	2015	2014
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$314,059	$340,678	$273,064	$75,816	$9,845
Working capital (1)	284,405	323,471	250,576	66,931	7,775
Total assets	347,315	376,235	298,969	82,139	10,694
Deferred revenue	55,932	65,299	78,287	10,312	-
Convertible preferred stock	-	-	-	88,557	-
Total stockholders' equity	277,920	300,597	209,837	(21,201)	7,566

(1)	We define working capital as current assets less current liabilities.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Management Overview

Intellia Therapeutics, Inc. (“we,” “us,” “our,” “Intellia,” or the “Company”) is a leading genome editing company focused on developing curative therapeutics utilizing a biological tool known as CRISPR/Cas9, which stands for Clustered, Regularly Interspaced Short Palindromic Repeats (“CRISPR”)/CRISPR associated 9 (“Cas9”). This is a technology for genome editing, the process of altering selected sequences of genomic deoxyribonucleic acid (“DNA”). We believe that CRISPR/Cas9 technology has the potential to transform medicine by editing disease-associated genes with a single treatment course, and it can also be used to create novel engineered cell therapies that can replace a patient’s diseased cells or effectively target various cancers and autoimmune diseases. We leverage our leading scientific expertise, clinical development experience and intellectual property (“IP”) position to unlock a broad set of therapeutic applications for CRISPR/Cas9 genome editing and to develop a potential new class of therapeutic products.

We aim to build a long-term company to fulfill our mission to develop curative genome editing treatments that can positively transform the lives of people living with severe and life-threatening disease. We believe we can deliver on our mission and provide long-term benefits for all of our stakeholders by focusing on the following key elements -

•	Develop curative CRISPR/Cas9 based medicines.
•	Advance our science to help more patients.
•	Foster an environment that is the best place to make therapies; and
•	Focus on long-term sustainability.

Our strategy is to build a full-spectrum genome editing company, by leveraging our CRISPR/Cas9 platform across two areas: in vivo applications, in which CRISPR/Cas9 is the therapy, delivered to target cells within the body; and ex vivo applications, in which CRISPR/Cas9 creates the therapy of engineered human cells. All of our revenue to date has been collaboration revenue. Since our inception and through December 31, 2018, we have raised an aggregate of approximately $561.0 million to fund our operations, of which $135.5 million was through our collaboration agreements, $170.5 million was from our initial public offering and concurrent private placements, $141.0 million was from a follow-on offering, $29.0 million was from an at-the-market offering and $85.0 million was from the sale of convertible preferred stock.

The breadth of our CRISPR/Cas9 platform and delivery technology allows us to pursue a multitude of therapeutic targets/clinical indications. Specifically, we can target diseases that have the potential to be addressed by directly editing specific genes (i.e., gene knockout, repair, or insertion) as well as diseases that may be targeted by genetically engineered cell therapies. The successful treatment of these disorders may require various types of genome edits, CRISPR/Cas9 elements and DNA templates. We have assembled multiple in vivo and engineered cell therapy capabilities into an early pipeline that reflects our full-spectrum approach and leverages the modularity inherent in our platform.

Our pipeline includes in vivo proprietary programs targeting genetic diseases, including transthyretin amyloidosis (“ATTR”), which we are co-developing with Regeneron Pharmaceuticals, Inc. (“Regeneron”), alpha-1 antitrypsin deficiency (“AATD”), and other disorders such as primary hyperoxaluria (“PH1”). Our ex vivo programs consist of two separate efforts: 1) a set of proprietary programs focused on engineered cell therapies to treat various cancers and autoimmune diseases, and 2) partnered programs developed in collaboration with Novartis Institutes for BioMedical Research, Inc. (“Novartis” or “NIBR”), focused on chimeric antigen receptor T cells (“CAR-T cells”), hematopoietic stem cells (“HSCs”), the stem cells from which all of the various types of blood cells originate, and stem cells in the eye, or ocular stem cells (“OSCs”).

Our Pipeline

Our current pipeline includes in vivo and ex vivo programs. Our in vivo programs focus on treating diseases attributable to genes expressed in the liver that have significant unmet medical needs – ATTR (which we are co-developing with Regeneron), AATD, and PH1. Delivery plays a key role in our in vivo therapeutic approach. We have shown in animal models that our proprietary lipid nanoparticle (“LNP”) delivery technology, which encapsulates the therapeutic Cas9 mRNA and gRNA into LNPs, can systemically deliver these therapeutic components to the liver.

For ex vivo applications, our wholly owned programs focus on next-generation, engineered cell therapy solutions that utilize antigen specific TCRs. Our goal for the ex vivo pipeline is to move from autologous to allogeneic therapies, and from blood to solid tumors. Our other ex vivo programs, which are partnered with Novartis, use CRISPR/Cas9 to research potentially allogeneic CAR-T cell therapies, as well as engineered HSC and OSC product candidates.

We believe our full spectrum approach to in vivo and ex vivo programs positions us to build a pipeline across a wide range of indications.

The following table summarizes the status of our most advanced programs:

In Vivo Programs

Our initial in vivo indications target genetic liver diseases, including ATTR, AATD and PH1. Our current efforts on in vivo delivery focus on the use of LNPs for delivery of the CRISPR/Cas9 complex to the liver.

Transthyretin Amyloidosis – (“ATTR”)

ATTR is a progressive and fatal disorder resulting from deposition of insoluble amyloid fibrils into multiple organs and tissues leading to systemic failure. Blood-borne transthyretin protein (“TTR”) is produced by hepatocytes and normally circulates as a soluble homotetramer that facilitates transport of vitamin A, via retinol binding protein (“RBP”), as well as the thyroid hormone, thyroxine. Mutations in the TTR gene lead to the production of TTR proteins that are destabilized in their tetramer form. These tetramers more readily dissociate into the monomeric form, and thence to an aggregative form that results in amyloid deposits in tissues. These deposits cause damage in those tissues, resulting in a disorder known as hereditary TTR amyloidosis (“hATTR”). Over 120 different genetic mutations are currently known to cause hATTR.

Deposits of TTR amyloid in the heart, nerves, and/or other tissues can lead to diverse symptoms, often including peripheral neuropathy and/or cardiomyopathy.  Historically, hereditary TTR amyloidosis with peripheral neuropathy (“hATTR-PN”) was known as familial amyloidotic polyneuropathy (“FAP”), whereas hereditary TTR amyloidosis with cardiomyopathy (“hATTR-CM”) was known as familial amyloidotic cardiomyopathy (“FAC”). Typical onset of disease symptoms is during adulthood and can be fatal within two to 15 years. Estimates suggest that approximately 50,000 patients suffer from hATTR worldwide.

In addition to the hereditary forms described above, ATTR can also develop spontaneously in the absence of any TTR gene mutation. This wildtype disease (“wtATTR”), also known as senile systemic amyloidosis, is increasingly being recognized as a significant and often undiagnosed cause of heart failure in the elderly and is the subject of active investigation. Recent estimates suggest that, globally, between 200,000 and 500,000 people may suffer from wildtype TTR amyloidosis with cardiomyopathy (“wtATTR-CM”).

Alpha-1 Antitrypsin Deficiency – (“AATD”)

AATD is an inherited genetic disorder that may cause lung and/or liver disease. The lung disease may result in chronic obstructive pulmonary disease (“COPD”), a progressive disorder that causes substantial morbidity and mortality.  The liver disease, which is less common, is characterized by inflammation and cirrhosis of the liver. In the United States (“U.S.”), an estimated 60,000 to 100,000 people have AATD, which is the result of a mutation in the SERPINA1 gene that normally produces alpha-1 antitrypsin (“A1AT”) protein that is secreted into the blood. A1AT is a protease inhibitor that blocks the activity of various enzymes such as neutrophil elastase, which is an enzyme that fights infections, but when not adequately controlled by A1AT, can attack normal tissues, such as lung tissue.

The most common form of AATD arises when a patient has a mutation in both copies of the SERPINA1 gene, which causes A1AT to aggregate inside liver hepatocytes, rather than being secreted from the liver. The inability to secrete A1AT from the liver leaves the lung unprotected from neutrophil elastase and can result in pulmonary disease. The pulmonary consequences of AATD can sometimes culminate in COPD. Estimates suggest that between one and two percent of all cases of COPD in the U.S. have AATD as the underlying cause. In some instances of the disease, A1AT accumulates in the liver, causing liver inflammation and cirrhosis, which leads to liver damage, scarring and in the most severe cases, liver failure or cancer. Liver disease associated with AATD is diagnosed from infancy to adulthood, whereas lung disease is most common in adult patients.

Primary hyperoxaluria type 1 – (“PH1”)

The primary hyperoxalurias are a group of autosomal recessive disorders that are associated with the overproduction of oxalate, a highly insoluble end-product of metabolism that is excreted almost entirely by the kidneys.  The overproduction of oxalate leads to the recurrent formation of kidney and bladder stones as well as progressive renal damage (caused by a combination of nephrotoxicity induced by oxalate, obstructions caused by kidney stones and often superimposed infection). This progressive renal damage typically results in chronic kidney disease and ultimately end stage renal disease (“ESRD”).

Primary hyperoxaluria type 1 (“PH1”), one of three types of primary hyperoxaluria, is caused by a deficiency of the liver-specific peroxisomal enzyme alanineglyoxylate aminotransferase (“AGT”), which results in the accumulation of glyoxylate and excessive production of both oxalate and glycolate. PH1 is the most common form of primary hyperoxaluria, accounting for approximately 80 percent of cases, and it has an estimated prevalence of 1-3 cases per million population. PH1 can occur at almost any age, but typically presents during childhood.  While kidney stone formation is often the first sign of disease, 20 to 50 percent of patients have advanced chronic kidney disease or even ESRD at the time of diagnosis. Data from the Rare Kidney Stone Consortium indicate that the median age at diagnosis of ESRD is 24 years, highlighting the progressive nature the disease.

Ex Vivo Programs

We are independently researching and developing proprietary engineered cell therapies to treat various oncological and autoimmune diseases, for example TCR-engineered T cells for immuno-oncology applications and engineered regulatory T cells for autoimmune disorders.  Our diverse product strategy includes multiple elements.  In particular:

•	We seek to develop allogeneic cellular therapies, which are those derived from unmatched donors and modified outside of the human body to allow them to be administered to an unrelated patient.
•

Outside our Novartis collaboration, we are exploring non-CAR-T cellular approaches that use immune cells, including T cells expressing recombinant TCRs, for oncology indications. For example, in our existing collaboration with OSR, we are identifying optimized TCRs recognizing a tumor target that could be used to treat certain cancers.

•	We are also exploring methods to apply CRISPR/Cas9 editing to CD4 cells to induce a non-reverting regulatory T cell phenotype, to create therapies that address auto-immune diseases.

For our ex vivo programs requiring delivery to isolated cells such as HSCs or T cells, we initially plan to deliver the CRISPR/Cas9 complex by electroporation. We are also exploring alternative technologies that may provide advantages in delivery efficiency or cell viability.

Acute myeloid leukemia (“AML”)

AML includes a heterogenous group of blood cancers arising from the malignant expansion of hematopoietic cells of the myeloid lineage.  AML is associated with weakness, fatigue, and bleeding resulting from the depletion of healthy myeloid cells, and is typically rapidly progressive and fatal without immediate treatment. AML is an aggressive and hard-to-treat cancer, resulting in an overall 5-year survival of less than 30 percent.  AML is the most common acute leukemia in adults and is associated with the largest number of annual deaths from leukemia in the U.S.  Specifically, it is estimated that there will be approximately 20,000 new cases of AML in the U.S. in 2019 as well as more than 10,000 deaths.  While AML can occur at any age, the prevalence of the disease increases with age, resulting in a median age at diagnosis of 67 years.

CAR-T Cell, HSC and OSC Research Collaboration with Novartis

Under our collaboration agreement with Novartis, we received an upfront technology access payment from Novartis of $10.0 million, and we are entitled to receive up to an additional $40.0 million, in aggregate, in additional technology access fees and research payments during the five-year collaboration term, subject to certain credits and adjustments in favor of Novartis. In addition, we received a $10.0 million payment relating to the expansion of the collaboration to include OSCs. Further, we are eligible to earn up to $230.3 million in development, regulatory and sales-based milestone payments and mid-single-digit royalties, in each case, on a per-product basis for the products developed by Novartis, subject to certain target-based limitations. For more information regarding our ongoing collaboration with Novartis, see the section below entitled “Collaborations—Novartis.”

CAR-T cell Program

In 2017, the first CAR-T cell products, including Novartis’ Kymriah, were approved by the FDA to treat certain oncological indications such as pediatric acute lymphoblastic leukemia (“ALL”) and Non-Hodgkins Lymphoma (“NHL”). Additional therapies are being developed for blood cancers such as AML, multiple myeloma (“MML”) and chronic lymphocytic leukemia (“CLL”), as well as several other solid-tumor cancers. In CAR-T cell therapy, naturally-occurring immune cells, specifically T cells, are modified ex vivo by inserting a CAR into the T cells, thereby redirecting their response towards cancer cells.

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

•

CRISPR/Cas9 could be used to knock out one or more of the proteins believed to be responsible for certain serious side effects that can result in dangerously high fevers or severe loss of blood pressure.

We could potentially combine two or more of these approaches to further enhance CAR-T cell therapy.

HSC Program

HSCs are the stem cells from which all of the various types of blood cells originate. The HSCs present in transplanted bone marrow, mobilized peripheral blood or cord blood can repopulate a patient’s blood system. There are multiple potential opportunities for treating patients using engineered HSCs, including treating three common classes of blood-related disorders, such as hemoglobin disorders, including sickle cell disease and beta thalassemia; primary immune deficiencies, such as X-linked severe combined immunodeficiency; and bone marrow failures, such as Fanconi anemia. There are limited treatment options available for these types of blood disorders, and available options typically require chronic blood transfusions or bone marrow transplants. These procedures are associated with significant risk, including mortality. We believe the CRISPR/Cas9 system can be used to potentially provide curative benefits by correcting the underlying genetic defect in blood cells of patients with these disorders. In additional applications, normal HSCs may be engineered ex vivo using CRISPR/Cas9 to express a therapeutic protein, which is then administered to patients in need of that protein.

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

Collaborations

Novartis

As described in “Collaborations—Novartis Institutes for BioMedical Research, Inc.,” in December 2014, we entered into a strategic collaboration agreement with Novartis primarily focused on the development of new ex vivo CRISPR/Cas9-edited therapies using CAR-T cells and HSCs. In December 2018, we entered into an amendment to this agreement with Novartis which expands the scope of the Novartis agreement to include the ex vivo development of CRISPR/Cas9-based cell therapies using limbal stem cells, a type of ocular stem cell, primarily against gene targets selected by Novartis in exchange for a one-time payment of $10.0 million which we received in December 2018.

Through December 31, 2018, we had recorded a total of $53.4 million in cash and accounts receivable under the Novartis agreement. Through December 31, 2018, we have recognized $38.9 million of collaboration revenue, including $10.3 million, $9.3 million and $7.8 million in the years ended December 31, 2018, 2017 and 2016, respectively, in the consolidated statements of operations related to this agreement. As of each of the periods ended December 31, 2018 and 2017, we had accounts receivable of $6.0 million related to this agreement. As of December 31, 2018 and 2017, we had deferred revenue of $14.5 million and $11.2 million, respectively, related to this agreement.

Regeneron

As described in “Collaborations—Regeneron Pharmaceuticals, Inc.,” in April 2016, we entered into a license and collaboration agreement with Regeneron. The agreement includes a product development component under which the parties will research, develop and commercialize CRISPR/Cas-based therapeutic products primarily focused on genome editing in the liver as well as a technology collaboration component, pursuant to which we and Regeneron will engage in research and development activities aimed at discovering and developing novel technologies and improvements to CRISPR/Cas technology to enhance our genome editing platform. Under this agreement, we also may access the Regeneron Genetics Center and proprietary mouse models to be provided by Regeneron for a limited number of our liver programs.

Through December 31, 2018, we have recorded a $75.0 million upfront payment and $12.1 million for research and development services under the Regeneron agreement. Through December 31, 2018, we have recognized $45.6 million of collaboration revenue, including $20.1 million, $16.8 million and $8.7 million in the years ended December 31, 2018, 2017 and 2016, respectively. This includes $7.5 million, $4.1 million, and $0.5 million representing payments due from Regeneron pursuant to the ATTR Co-Development and Co-Promotion Agreement (“Co/Co”), which is accounted for under ASU No. 2018-18, Collaborative Arrangements (“ASC 808”).  As of December 31, 2018 and 2017, we had accounts receivable of $1.5 million and $4.5 million, respectively, and deferred revenue of $41.4 million and $54.1 million, respectively, related to this agreement.

Financial Overview

Collaboration Revenue

Our revenue consists of collaboration revenue, including amounts recognized related to upfront technology access payments for licenses, technology access fees, research funding and milestone payments earned under our collaboration and license agreements with Novartis and Regeneron.

Research and Development

Research and development expenses consist of expenses incurred in performing research and development activities, including compensation and benefits, which includes equity-based compensation, for full-time research and development employees, facility-related expenses, overhead expenses, reagents, lab supplies, consumables and contract research services.

General and Administrative

General and administrative expenses consist primarily of salaries and benefits, including equity-based compensation, for our executive, finance, legal, business development and support functions. Also included in general and administrative expenses are allocated facility-related costs not otherwise included in research and development expenses, travel expenses and professional fees for auditing, tax and legal services, including intellectual property (“IP”)-related legal services, and other consulting fees and expenses.

Interest Income

Interest income is income earned on our cash equivalents and short-term marketable securities.

Results of Operations

Comparison of Years Ended December 31, 2018 and 2017

The following table summarizes our results of operations for the years ended December 31, 2018 and 2017:

	Year Ended December 31,		Period-to-
	2018	2017	Period Change
Collaboration revenue	$30,434	$26,117	$4,317
Operating expenses:
Research and development	89,115	67,647	21,468
General and administrative	32,189	28,025	4,164
Total operating expenses	121,304	95,672	25,632
Operating loss	(90,870)	(69,555)	(21,315)
Interest income	5,527	2,012	3,515
Net loss	$(85,343)	$(67,543)	$(17,800)

Collaboration Revenue

Collaboration revenue increased $4.3 million to $30.4 million during the year ended December 31, 2018, as compared to $26.1 million during the year ended December 31, 2017. The increase in collaboration revenue during the year ended December 31, 2018 is primarily related to increased research and development services related to our ATTR program with Regeneron, increasing to $7.5 million during the year ended December 31, 2018 as compared to $4.1 million during the year ended December 31, 2017. Additionally, collaboration revenue increased $0.7 million in 2018 over 2017 due to an amendment to the Novartis collaboration agreement signed in December 2018.

During the years ended December 31, 2018 and 2017, collaboration revenue consisted of amounts recognized from deferred revenue related to an upfront payment received and amounts for research and development services under the Regeneron collaboration as well as amounts recognized from deferred revenue related to upfront technology access payments for licenses, technology access fees and research funding under the Novartis collaboration.

Research and Development

Research and development expenses increased $21.5 million to $89.1 million during the year ended December 31, 2018, as compared to $67.6 million during the year ended December 31, 2017. This increase is primarily related to an increase in research and development expenses of $9.3 million related to laboratory supplies, research materials and contract services for the further advancement of our early-stage research programs; an increase in personnel-related costs of $8.7 million, which includes equity-based compensation expense, driven by our growth in headcount; $1.4 million in depreciation on lab equipment; and $1.1 million in lab-related software maintenance and services.

During 2019, we expect research and development expenses to increase as we continue to grow our research and development team and advance our ATTR program towards clinical development.

General and Administrative

General and administrative expenses increased $4.2 million to $32.2 million during the year ended December 31, 2018, as compared to $28.0 million during the year ended December 31, 2017. This increase was primarily related to an increase of $2.7 million in personnel-related costs, which includes equity-based compensation expense, as we grew in headcount; an increase of $0.7 million in legal fees which were principally related to IP matters; and an increase of $0.4 million in office-related expenses primarily consisting of software maintenance and office services.

Interest Income

Interest income increased by $3.5 million to $5.5 million during the year ended December 31, 2018 as compared to $2.0 million during the year ended December 31, 2017. The increase in interest income year over year was primarily caused by an increase in our average cash balance, including cash equivalents and short-term marketable securities, year over year, as well as rising interest rates in 2018.

Comparison of Years Ended December 31, 2017 and 2016

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

Research and Development

Research and development expenses increased $35.8 million to $67.6 million during the year ended December 31, 2017, as compared to $31.8 million during the year ended December 31, 2016. This increase is primarily driven by our growth in headcount and the further advancement of our early-stage research programs, collectively resulting in increases in salaries and related compensation expenses, facilities-related expenses as we moved into our new office space at the end of 2016 and invested in laboratory equipment through 2017, as well as laboratory supplies and research materials.

General and Administrative

General and administrative expenses increased by $11.2 million to $28.0 million during the year ended December 31, 2017, as compared to $16.8 million during the year ended December 31, 2016. This increase is primarily related to increased salary and related headcount-based expenses, including equity-based compensation expense, as we grew in headcount, as well as increased facilities-related expenses as we moved into our new office space at the end of 2016.

Interest Income

Interest income increased by $1.5 million to $2.0 million during the year ended December 31, 2017 as compared to $0.5 million during the year ended December 31, 2016.  This increase was caused by an increase in our average cash balance, including cash equivalents, year over year.

Liquidity and Capital Resources

Since our inception through December 31, 2018, we have raised an aggregate of $561.0 million to fund our operations, of which $135.5 million was through our collaboration agreements, $170.5 million was from our initial public offering and concurrent private placements, $141.0 million was from a follow-on public offering, $29.0 million was from an at-the-market offering and $85.0 million was from the sale of convertible preferred stock. As of December 31, 2018, we had $314.1 million in cash, cash equivalents and marketable securities.

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

On October 12, 2018, we filed the Shelf Registration Statement with the SEC in relation to the registration of common stock, preferred stock, warrants and/or units of any combination thereof for the purposes of selling, from time to time, our common stock, convertible securities or other equity securities in one or more offerings. We also simultaneously entered into the Sale Agreement with the Sales Agent, to provide for the offering, issuance and sale of up to an aggregate amount of $100.0 million of our common stock from time to time in “at-the-market” offerings under the Shelf Registration Statement and subject to the limitations thereof.  On November 15, 2018, we issued 1,659,300 shares of our common stock at $18.00 per share in accordance with the Sales Agreement for net proceeds of $28.5 million, after payment of cash commissions of 3.0 percent of the gross proceeds to the Sales Agent and approximately $0.4 million related to legal, accounting and other fees in connection with the sale.

Funding Requirements

Our primary uses of capital are, and we expect will continue to be, research and development contracted services, compensation and related expenses, laboratory and office facilities, research supplies, legal and other regulatory expenses, patent prosecution filing and maintenance costs for our licensed IP and general overhead costs. During 2019, we expect our expenses to increase compared to prior periods in connection with our ongoing activities, particularly as we continue our research activities and initiate early development activities.

Because our research programs are still in preclinical development and the outcome of these efforts is uncertain, we cannot estimate the actual amounts necessary to successfully complete the development and commercialization of any future product candidates or whether, or when, we may achieve profitability. Until such time as we can generate substantial product revenues, if ever, we expect to finance our ongoing cash needs through equity financings and collaboration arrangements. We are entitled to technology access fees and research payments under our collaboration with Novartis and received cost reimbursements from Regeneron for the ATTR program. Additionally, we are eligible to earn milestone payments and royalties, in each case, on a per-product basis under our collaboration with Novartis and on a per-target basis under our collaboration with Regeneron. Except for these sources of funding, we will not have any committed external source of liquidity. To the extent that we raise additional capital through the future sale of equity, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing stockholders. If we raise additional funds through collaboration arrangements in the future, we may have to relinquish valuable rights to our technologies, future revenue streams or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Outlook

Based on our research and development plans and our expectations related to the progress of our programs, we expect that our cash, cash equivalents and marketable securities as of December 31, 2018, as well as technology access, research and cost reimbursement funding from Novartis and Regeneron, will enable us to fund our ongoing operating expenses and capital expenditures into the first half of 2021, excluding any potential milestone payments or extension fees that could be earned and distributed under the collaboration agreements with Novartis and Regeneron or any strategic use of capital not currently in the base case planning assumptions. We have based this estimate on current assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect.

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

Cash Flows

The following is a summary of cash flows for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
	2018	2017	2016
	(In millions)
Net cash (used in) provided by operating activities	$(61.3)	$(65.3)	$36.1
Net cash used in investing activities	(260.8)	(10.1)	(6.2)
Net cash provided by financing activities	40.2	143.0	167.3

Net cash (used in) provided by operating activities

Net cash used in operating activities of $61.3 million during the year ended December 31, 2018 primarily reflects increased spend in our research and development and general and administrative activities, offset in part by the receipt of $29.4 million in payments from our collaboration partners, Novartis and Regeneron. Net cash used in operating activities of $65.3 million during the year ended December 31, 2017 primarily reflects increased spend in our research and development and general and administrative activities, offset in part by the receipt of $9.0 million in additional payments from Novartis. Net cash provided by operating activities of $36.1 million during the year ended December 31, 2016 primarily reflects the receipt of a $75.0 million upfront payment under our collaboration with Regeneron and $4.0 million in additional payments from Novartis, offset in part by spend in our research and development and general and administrative activities as well as the payment of a $2.2 million security deposit for our new office and laboratory facilities in Cambridge, Massachusetts.

Net cash used in investing activities

During the years ended December 31, 2018, 2017 and 2016, our investing activities used net cash of $260.8 million, $10.1 million and $6.2 million, respectively. The primary use of cash in the year ended December 31, 2018 was for the purchase of marketable securities amounting to $254.6 million. Additionally, the use of cash in all periods relate to purchases of property and equipment as we grow our operations and build out our office and laboratory facilities. The increase in net cash used in investing activities in the year ended December 31, 2018 as compared with the same period in 2017 is primarily due to a change to our investment policy in late 2018, allowing for investment in marketable securities. This change in policy resulted in $255.2 million being shown as marketable securities on our December 31, 2018 balance sheet. The increase in the year ended December 31, 2017 as compared with the same period in 2016 is primarily due to purchases and build-out in early 2017 related to the move to our new corporate office in December 2016.

Net cash provided by financing activities

Net cash provided by financing activities of $40.2 million during the year ended December 31, 2018 includes $28.5 million in net proceeds from an at-the-market offering, $10.7 million in cash received from the exercise of stock options and $1.0 million in cash received from the issuance of shares through our employee stock purchase plan. Net cash provided by financing activities of $143.0 million during the year ended December 31, 2017 includes $141.0 million in proceeds from a follow-on public offering, $1.2 million in cash received from the exercise of stock options and $0.8 million in cash received from the issuance of shares through our employee stock purchase plan. Net cash provided by financing activities of $167.3 million during the year ended December 31, 2016 includes $170.5 million in proceeds from our initial public offering and concurrent private placements, offset in part by the payment of offering costs and amounts paid that were allocated to the value of the IP licensed from Caribou Biosciences, Inc. (“Caribou”).

Contractual Obligations

The following summarizes our contractual obligations as of December 31, 2018:

	Payments Due by Period
	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
	(In millions)
Property leases	$19.9	$5.5	$10.5	$3.9	$-
Other arrangements	6.1	6.1	-	-	-

The amounts reported for property leases represent future minimum lease payments under non-cancelable operating leases in effect as of December 31, 2018. The minimum lease payments do not include common area maintenance charges or real estate taxes.

We enter into agreements in the normal course of business with certain vendors for supply manufacturing, preclinical research studies and other services and products for operating purposes. These contractual obligations are generally cancelable at any time by us, upon prior written notice to the vendor, and are thus not included in the contractual obligations table.

In addition, we are also party to other license agreements, which include contingent payments. However, contingent payments related to these license agreements are not disclosed as the satisfaction of these contingent payments is uncertain at December 31, 2018 and, if satisfied, the timing of payment for these amounts was not reasonably estimable at December 31, 2018. Commitments related to the license agreements include contingent payments that will become payable if and when certain development, regulatory and commercial milestones are achieved.

Other contractual obligations

The contractual obligations table does not include any potential future pass-through milestone payments of up to $26.4 million or royalty payments we may be required to make under the Caribou license agreement, through which we have received rights to certain CRISPR/Cas9 IP for a specified field of human therapeutic applications, due to the uncertainty of the occurrence of the events requiring payment under that agreement. The table also excludes our obligation to pay 30.0 percent of Caribou’s patent prosecution filing and maintenance costs for licensed IP as such costs cannot be reliably estimated until incurred.

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

We define our critical accounting policies as those accounting principles generally accepted in the U.S. that require the most significant estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations as well as the specific manner in which we apply those principles. We believe the critical accounting policies used in the preparation of our consolidated financial statements which require significant estimates and judgments are as follows:

Revenue Recognition

We adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606), and its related amendments (collectively known as “ASC 606”) on January 1, 2018 using the modified retrospective method. The reported results for 2018 reflect the application of ASC 606 guidance while the reported results for 2017 and 2016 were prepared under the guidance of ASC 605, Revenue Recognition (“ASC 605” or “legacy GAAP”). The adoption of ASC 606 represents a change in accounting principle that will more closely align revenue recognition with the delivery of our goods and services and will provide financial statement readers with enhanced disclosures.

At inception, we determine whether contracts are within the scope of ASC 606 or other topics. For contracts that are determined to be within the scope of ASC 606, revenue is recognized when a customer obtains control of promised goods or services. The amount of revenue recognized reflects the consideration to which we expect to be entitled to receive in exchange for these goods and services. To achieve this core principle, we apply the following five steps (i) identify the contract with the customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when or as we satisfy a performance obligation. We only apply the five-step model to contracts when we determine that collection of substantially all consideration for goods and services that are transferred is probable based on the customer’s intent and ability to pay the promised consideration.

Performance obligations promised in a contract are identified based on the goods and services that will be transferred to the customer that are both capable of being distinct and are distinct in the context of the contract. To the extent a contract includes multiple promised goods and services, we apply judgment to determine whether promised goods and services are both capable of being distinct and distinct in the context of the contract. If these criteria are not met, the promised goods and services are accounted for as a combined performance obligation.

The transaction price is determined based on the consideration to which we will be entitled in exchange for transferring goods and services to the customer. To the extent the transaction price includes variable consideration, we estimate the amount of variable consideration that should be included in the transaction price utilizing either the expected value method or the most likely amount method, depending on the nature of the variable consideration. Variable consideration is included in the transaction price if, in our judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. Any estimates, including the effect of the constraint on variable consideration, are evaluated at each reporting period for any changes. Determining the transaction price requires significant judgment, which is discussed in further detail for each of our collaboration agreements in Note 7. In addition, neither of our contracts as of December 31, 2018 contained a significant financing component.

If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation on a relative standalone selling price basis unless the transaction price is variable and meets the criteria to be allocated entirely to a performance obligation or to a distinct service that forms part of a single performance obligation. The consideration to be received is allocated among the separate performance obligations based on relative standalone selling prices. We typically determine standalone selling prices using an adjusted market assessment approach model.

We satisfy performance obligations either over time or at a point in time. Revenue is recognized over time if either (i) the customer simultaneously receives and consumes the benefits provided by the entity’s performance, (ii) the entity’s performance creates or enhances an asset that the customer controls as the asset is created or enhanced, or (iii) the entity’s performance does not create an asset with an alternative use to the entity and the entity has an enforceable right to payment for performance completed to date. If the entity does not satisfy a performance obligation over time, the related performance obligation is satisfied at a point in time by transferring the control of a promised good or service to a customer.

As of December 31, 2018, our only revenue recognized is related to collaboration agreements with third parties. As discussed in further detail in Note 7, we enter into out-licensing agreements which are within the scope of ASC 606, under which we license certain rights to our product candidates to third parties. The terms of these arrangements typically include payment to us of one or more of the following: nonrefundable, upfront fees; development, regulatory, and commercial milestone payments; research and development funding payments; and royalties on the net sales of licensed products. Each of these payments results in collaboration revenues, except for revenues from royalties on the net sales of licensed products, which are classified as royalty revenues.

Licenses of intellectual property: If the license to our IP is determined to be distinct from the other performance obligations identified in the arrangement, we recognize revenues from consideration allocated to the license when the license is transferred to the customer and the customer is able to use and benefit from the licenses. For licenses that are combined with other promises, we utilize judgment to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue. We evaluate the measure of progress each reporting period and, if necessary, adjust the measure of performance and related revenue recognition.

Milestone payments: At the inception of each arrangement that includes development milestone payments, we evaluate the probability of reaching the milestones and estimate the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur in the future, the associated milestone value is included in the transaction price. Milestone payments that are not within our control or the licensee’s control, such as regulatory approvals, are not considered probable of being achieved until those approvals are received and therefore revenue recognized is constrained as management is unable to assert that a reversal of revenue would not be possible. The transaction price is then allocated to each performance obligation on a relative standalone selling price basis, for which we recognize revenue as or when the performance obligations under the contract are satisfied. At the end of each subsequent reporting period, we re-evaluate the probability of achievement of such development milestones and any related constraint, and if necessary, adjust our estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect collaboration revenues and earnings in the period of adjustment.

Royalties: For arrangements that include sales-based royalties, including milestone payments based on levels of sales, if the license is deemed to be the predominant item to which the royalties relate, we recognize revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). To date, we have not recognized any royalty revenue resulting from any of our collaboration agreements.

We receive payments from our customers based on billing schedules established in each contract. Our contract liabilities consist of deferred revenue. Upfront payments and fees are recorded as deferred revenue upon receipt or when due and may require deferral of revenue recognition to a future period until we satisfy our obligations under these arrangements.

We also consider the nature and contractual terms of an arrangement and assess whether the arrangement involves a joint operating activity pursuant to which we are an active participant and exposed to significant risks and rewards with respect to the arrangement. If we are an active participant and exposed to the significant risks and rewards with respect to the arrangement, we account for the arrangement under ASC 808, Collaborative Arrangements. Based on this consideration, we account for our Co-Development and Co-Promotion Agreement with Regeneron under ASC 808. Because ASC 808 does not provide recognition and measurement guidance for collaborative arrangements, we have analogized to ASC 606.

Costs to obtain and fulfill a contract

We did not incur any expenses to obtain collaboration agreements and costs to fulfill those contracts do not generate or enhance our resources. As such, no costs to obtain or fulfill a contract have been capitalized in any period.

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

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of December 31, 2018, we had cash equivalents and marketable securities of $301.2 million consisting of interest-bearing money market accounts, commercial paper, corporate and financial institution debt securities and U.S. Treasury securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term marketable securities. Due to the short-term duration of our investment portfolios and the low risk profile of our investments, we do not believe an immediate change of 100 basis points, or one percentage point, would have a material effect on the fair market value of our investment portfolio. Declines in interest rates, however, would reduce future investment income.

We do not have any foreign currency or derivative financial instruments. Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our results of operations during the year ended December 31, 2018.

Item 8.	Financial Statements and Supplementary Data

The information required by this item is presented at the end of this report beginning on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

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

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2018.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013 framework) (COSO). Based on its assessment, management believes that, as of December 31, 2018, our internal control over financial reporting is effective based on those criteria.

Deloitte & Touche LLP, our independent registered public accounting firm, has issued an attestation report on the effectiveness of our internal control over financial reporting, which is included below.

Changes in Internal Controls over Financial Reporting

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Intellia Therapeutics, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Intellia Therapeutics, Inc. and subsidiary (the “Company”) as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2018, of the Company and our report dated February 27, 2019, expressed an unqualified opinion on those financial statements

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP

Boston, Massachusetts

February 27, 2019

Item 9B.	Other Information

None.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K and is incorporated by reference from our definitive proxy statement relating to our 2019 annual meeting of stockholders, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, also referred to in this Annual Report on Form 10-K as our 2019 Proxy Statement, which we expect to file with the SEC no later than April 30, 2019.

Item 10.	Directors, Executive Officers and Corporate Governance

Information regarding our directors, including the audit committee and audit committee financial experts, and executive officers and compliance with Section 16(a) of the Exchange Act will be included in our 2019 Proxy Statement and is incorporated herein by reference.

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

The information required by this item regarding executive compensation will be included in our 2019 Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item regarding security ownership of certain beneficial owners and management and securities authorized for issuance under equity compensation plans will be included in our 2019 Proxy Statement and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item regarding certain relationships and related transactions and director independence will be included in our 2019 Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information required by this item regarding principal accounting fees and services will be included in our 2019 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules
(a)	The following documents are included in this Annual Report on Form 10-K:
1.	The following Report and Consolidated Financial Statements of the Company are included in this Annual Report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations and Comprehensive Loss

Consolidated Statements of Stockholders’ Equity (Deficit)

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Intellia Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Intellia Therapeutics, Inc. and subsidiary (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows, for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2019, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Deloitte & Touche LLP

Boston, Massachusetts
February 27, 2019

We have served as the Company's auditor since 2015.

INTELLIA THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands except share and per share data)

	December 31, 2018	December 31, 2017
ASSETS
Current Assets:
Cash and cash equivalents	$58,856	$340,678
Marketable securities	255,203	-
Accounts receivable	7,547	10,471
Prepaid expenses and other current assets	3,371	3,681
Total current assets	324,977	354,830
Property and equipment, net	17,061	15,272
Other assets	5,277	6,133
Total Assets	$347,315	$376,235
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,708	$2,172
Accrued expenses	10,742	7,999
Current portion of deferred revenue	27,122	21,188
Total current liabilities	40,572	31,359
Deferred revenue, net of current portion	28,810	44,111
Other long-term liabilities	13	168
Commitments and contingencies (Note 6)
Stockholders’ Equity:
Common stock, $0.0001 par value; 120,000,000 shares authorized; 45,224,480 and 42,384,623 shares issued and outstanding at December 31, 2018 and 2017, respectively	5	4
Additional paid-in capital	478,968	421,706
Accumulated other comprehensive loss	(28)	-
Accumulated deficit	(201,025)	(121,113)
Total stockholders’ equity	277,920	300,597
Total Liabilities and Stockholders’ Equity	$347,315	$376,235

See notes to consolidated financial statements.

INTELLIA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Amounts in thousands except per share data)

	Year Ended December 31,
	2018	2017	2016
Collaboration revenue	$30,434	$26,117	$16,479
Operating expenses:
Research and development	89,115	67,647	31,840
General and administrative	32,189	28,025	16,798
Total operating expenses	121,304	95,672	48,638
Operating loss	(90,870)	(69,555)	(32,159)
Interest income	5,527	2,012	525
Net loss	$(85,343)	$(67,543)	$(31,634)
Net loss per share, basic and diluted	$(1.98)	$(1.88)	$(1.42)
Weighted average shares outstanding, basic and diluted	43,069	36,006	22,222
Other comprehensive loss:
Unrealized loss on marketable securities	(28)	-	-
Comprehensive loss	$(85,371)	$(67,543)	$(31,634)

See notes to consolidated financial statements.

INTELLIA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Amounts in thousands, except share data)

			Additional	Accumulated Other		Total
	Common		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity (Deficit)
Balance at December 31, 2015	2,558,755	$-	$735	$-	$(21,936)	$(21,201)
Conversion of convertible preferred stock	23,481,956	3	88,554	-	-	88,557
Issuance of common stock net of issuance costs of $3,367	9,955,554	1	167,138	-	-	167,139
Exercise of stock options	257	-	2	-	-	2
Issuance of shares under employee stock purchase plan	23,209	-	259	-	-	259
Equity-based compensation	(1,191)	-	6,715	-	-	6,715
Net loss	-	-	-	-	(31,634)	(31,634)
Balance at December 31, 2016	36,018,540	4	263,403	-	(53,570)	209,837
Issuance of common stock	6,250,000	-	141,000	-	-	141,000
Exercise of stock options	141,759	-	1,156	-	-	1,156
Issuance of shares under employee stock purchase plan	64,786	-	825	-	-	825
Equity-based compensation	(90,462)	-	15,322	-	-	15,322
Net loss	-	-	-	-	(67,543)	(67,543)
Balance at December 31, 2017	42,384,623	4	421,706	-	(121,113)	300,597
Retroactive adjustment to beginning accumulated deficit for adoption of ASU 2014-09	-	-	-	-	5,431	5,431
Issuance of common stock, net of issuance costs of $424	1,659,300	1	28,547	-	-	28,548
Exercise of stock options	1,142,944	-	10,651	-	-	10,651
Issuance of shares under employee stock purchase plan	68,865	-	1,018	-	-	1,018
Equity-based compensation	(31,252)	-	17,046	-	-	17,046
Other comprehensive loss	-	-	-	(28)	-	(28)
Net loss	-	-	-	-	(85,343)	(85,343)
Balance at December 31, 2018	45,224,480	$5	$478,968	$(28)	$(201,025)	$277,920

INTELLIA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Year Ended December 31,
	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(85,343)	$(67,543)	$(31,634)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	4,464	2,994	1,104
Loss on disposal of property and equipment	75	166	13
Equity-based compensation	17,046	15,322	6,715
Accretion of investment discounts	(676)	-	-
Changes in operating assets and liabilities:
Accounts receivable	2,924	(4,017)	(5,454)
Prepaid expenses and other current assets	310	(1,893)	(979)
Accounts payable	232	(488)	1,784
Accrued expenses	2,780	2,394	3,050
Deferred revenue	(3,936)	(12,988)	67,975
Other assets	1,022	902	(6,435)
Other long-term liabilities	(155)	(125)	(30)
Net cash (used in) provided by operating activities	(61,257)	(65,276)	36,109
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(6,358)	(10,091)	(6,165)
Proceeds from sale of property and equipment	131	-	-
Purchases of marketable securities	(254,555)	-	-
Net cash used in investing activities	(260,782)	(10,091)	(6,165)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments to acquire in-process research and development	-	-	(600)
Payment of preferred unit and preferred stock issuance costs	-	-	(100)
Proceeds from common stock offering	28,971	141,000	170,507
Proceeds from options exercised	10,652	1,156	2
Issuance of shares through employee stock purchase plan	1,018	825	259
Payment of common stock offering costs	(424)	-	(2,764)
Net cash provided by financing activities	40,217	142,981	167,304
Net (decrease) increase in cash and cash equivalents	(281,822)	67,614	197,248
Cash and cash equivalents, beginning of period	340,678	273,064	75,816
Cash and cash equivalents, end of period	$58,856	$340,678	$273,064
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Purchases of property and equipment unpaid at period end	$1,071	$805	$3,090
Conversion of convertible preferred stock to common stock	-	-	88,557

See notes to consolidated financial statements.

INTELLIA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Company

Intellia Therapeutics, Inc. (“Intellia” or the “Company”) is a genome editing company focused on developing curative therapeutics utilizing CRISPR/Cas9 technology both in vivo and ex vivo.

The Company was founded and commenced active operations in mid-2014.  The Company will require substantial additional capital to fund its research and development. The Company is subject to risks and uncertainties common to early stage companies in the biotechnology industry, including, but not limited to, development by competitors of more advanced or effective therapies, dependence on key executives, protection of and dependence on proprietary technology, compliance with government regulations and ability to secure additional capital to fund operations. Programs currently moving into development will require significant additional research and development efforts, including preclinical and clinical testing and regulatory approval prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel and infrastructure and extensive compliance-reporting capabilities. Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will realize significant revenue from product sales.

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

As of December 31, 2018 and 2017, the Company’s financial instruments included cash and cash equivalents, marketable securities, accounts receivable and accounts payable. As of December 31, 2018 and 2017, the Company’s financial assets recognized at fair value on a recurring basis consisted of the following:

	Fair Value as of December 31, 2018
	Total	Level 1	Level 2	Level 3
	(In thousands)
Cash equivalents	$45,986	$45,986	$-	$-
Marketable securities	255,203	165,948	89,255	-
Total	$301,189	$211,934	$89,255	$-

	Fair Value as of December 31, 2017
	Total	Level 1	Level 2	Level 3
	(In thousands)
Cash equivalents	$330,896	$330,896	$-	$-
Total	$330,896	$330,896	$-	$-

The Company’s financial assets, which include cash equivalents and marketable securities, have been initially valued at the transaction price, and subsequently revalued at the end of each reporting period, utilizing third-party pricing services or other observable market data. The pricing services utilize industry standard valuation models and observable market inputs to determine value. After completing our validation procedures, we did not adjust or override any fair value measurements provided by the pricing services as of December 31, 2018.

Other financial instruments, including accounts receivable and accounts payable, are carried at cost, which approximate fair value due to the short duration and term to maturity.

Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. As of December 31, 2018 and 2017, cash equivalents consisted of interest-bearing money market accounts, commercial paper and U.S. treasury securities.

Marketable Securities

The following table summarizes the Company’s available-for-sale marketable securities as of December 31, 2018 at net book value:

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Short-term marketable securities:
U.S. Treasury securities	$165,959	$2	$(13)	$165,948
Financial institution debt securities	65,436	1	(17)	65,420
Corporate debt securities	23,836	-	(1)	23,835
Total	$255,231	$3	$(31)	$255,203

The amortized cost of available-for-sale securities is adjusted for amortization of premiums and accretion of discounts to maturity.  At December 31, 2018, the balance in the Company’s accumulated other comprehensive loss was composed of activity related to the Company’s available-for-sale marketable securities.  There were no realized gains or losses in the period ended December 31, 2018, and as a result, the Company did not reclassify any amounts out of accumulated other comprehensive loss during the period. The Company did not have any securities in a material unrealized loss position at December 31, 2018.  The Company held no marketable securities at December 31, 2017.

Concentrations of Credit Risk

The Company’s cash, cash equivalents and marketable securities may potentially be subject to concentrations of credit risk. The Company generally maintains balances in various accounts in excess of federally insured limits with financial institutions that management believes to be of high credit quality.

Accounts receivable represent amounts due from collaboration partners. The Company monitors economic conditions to identify facts or circumstances that may indicate that any of its accounts receivable are at risk of collection. As of December 31, 2018 and 2017, the Company’s two collaboration partners, Regeneron Pharmaceuticals, Inc. (“Regeneron”) and Novartis Institutes for BioMedical Research, Inc. (“Novartis”), accounted for all of the Company’s accounts receivable.

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

The Company assesses its income tax positions and records tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances and information available as of the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, the Company records the largest amount of tax benefit with a greater than 50 percent likelihood of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, the Company does not recognize a tax benefit in the financial statements. The Company records interest and penalties related to uncertain tax positions, if applicable, as a component of income tax expense.

Revenue Recognition

The Company adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606) and its related amendments (collectively known as “ASC 606”) on January 1, 2018 using the modified retrospective method. The reported results for 2018 reflect the application of ASC 606 guidance while the reported results for 2017 and 2016 were prepared under the guidance of ASC 605, Revenue Recognition (“ASC 605” or “legacy GAAP”). The adoption of ASC 606 represents a change in accounting principle that will more closely align revenue recognition with the delivery of the Company’s goods and services and will provide financial statement readers with enhanced disclosures.

At inception, the Company determines whether contracts are within the scope of ASC 606 or other topics. For contracts that are determined to be within the scope of ASC 606, revenue is recognized when a customer obtains control of promised goods or services. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for these goods and services. To achieve this core principle, the Company applies the following five steps (i) identify the contract with the customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when or as the Company satisfies a performance obligation. The Company only applies the five-step model to contracts when the Company determines that collection of substantially all consideration for goods and services that are transferred is probable based on the customer’s intent and ability to pay the promised consideration.

Performance obligations promised in a contract are identified based on the goods and services that will be transferred to the customer that are both capable of being distinct and are distinct in the context of the contract. To the extent a contract includes multiple promised goods and services, the Company applies judgment to determine whether promised goods and services are both capable of being distinct and distinct in the context of the contract. If these criteria are not met, the promised goods and services are accounted for as a combined performance obligation.

The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring goods and services to the customer. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing either the expected value method or the most likely amount method, depending on the nature of the variable consideration. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. Any estimates, including the effect of the constraint on variable consideration, are evaluated at each reporting period for any changes. Determining the transaction price requires significant judgment, which is discussed in further detail for each of the Company’s collaboration agreements in Note 7. In addition, neither of the Company’s contracts as of December 31, 2018 contained a significant financing component.

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

As of December 31, 2018, the Company’s only revenue recognized is related to collaboration agreements with third parties which are either within the scope of ASC 606, under which the Company licenses certain rights to its product candidates to third parties, or within the scope of ASC 808, if it involves a joint operating activity pursuant to which the Company is an active participant and is exposed to significant risks and rewards with respect to the arrangement. For the collaboration arrangements under the scope of ASC 606, as discussed in further detail in Note 7, the terms of these arrangements typically include payment to the Company of one or more of the following: nonrefundable, upfront fees; development, regulatory, and commercial milestone payments; research and development funding payments; and royalties on the net sales of licensed products. Each of these payments results in collaboration revenues, except for revenues from royalties on the net sales of licensed products, which are classified as royalty revenues. For arrangements within the scope of ASC 808, the terms of these arrangements typically include payments received or made under the cost sharing provisions which are recognized as a component of revenues in the consolidated statements of operations.

Licenses of intellectual property (“IP”): If the license to the Company’s IP is determined to be distinct from the other performance obligations identified in the arrangement, the Company recognizes revenues from consideration allocated to the license when the license is transferred to the customer and the customer is able to use and benefit from the licenses. For licenses that are combined with other promises, the Company utilizes judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue. The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition.

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

Royalties: For arrangements that include sales-based royalties, including milestone payments based on levels of sales, if the license is deemed to be the predominant item to which the royalties relate, the Company recognizes revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). To date, the Company has not recognized any royalty revenue resulting from any of its collaboration agreements.

The Company receives payments from its customers based on billing schedules established in each contract. The Company’s contract liabilities consist of deferred revenue. Upfront payments and fees are recorded as deferred revenue upon receipt or when due and may require deferral of revenue recognition to a future period until the Company satisfies its obligations under these arrangements.

The Company also considers the nature and contractual terms of an arrangement and assesses whether the arrangement involves a joint operating activity pursuant to which the Company is an active participant and is exposed to significant risks and rewards with respect to the arrangement. If the Company is an active participant and is exposed to the significant risks and rewards with respect to the arrangement, the Company accounts for the arrangement under ASC 808, Collaborative Arrangements. Based on this consideration, the Company accounts for its Co-Development and Co-Promotion Agreement with Regeneron under ASC 808. Because ASC 808 does not provide recognition and measurement guidance for collaborative arrangements, the Company has analogized to ASC 606. Refer to Note 7 for additional information regarding the Company’s collaboration agreements.

The following table presents changes in the Company’s contract liabilities during the year ended December 31, 2018 (in thousands):

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Year Ended December 31, 2018
Contract liabilities:
Deferred revenue	$59,868	$19,000	$(22,936)	$55,932

During the year ended December 31, 2018, the Company recognized the following revenues as a result of changes in the contract liability balance (in thousands):

Revenue recognized in the period from:	Year Ended December 31, 2018
Amounts included in the contract liability at the beginning of the period	$22,936

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

The Company records payments made for research and development services prior to the services being rendered as prepaid expense on the consolidated balance sheet and expenses them as the services are provided. Contracts for multi-year research and development services are recorded on a straight-line basis over each annual contractual period based on the total contractual fee when the services rendered are expected to be substantially equivalent over the term of the arrangement. The cost of obtaining licenses for certain technology or IP is recorded to research and development expense when incurred if the licensed technology or IP has not yet reached technological feasibility and has no alternative future use.

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

(Loss) Earnings per Share

The Company calculates basic (loss) earnings per share by dividing (loss) income by the weighted average number of common shares outstanding. The Company computes diluted (loss) earnings per share after giving consideration to the dilutive effect of stock options and unvested restricted stock awards that are outstanding during the period, except where such non-participating securities would be anti-dilutive.

Segment Information

The Company manages its operations as a single segment for the purposes of assessing performance and making operating decisions. The Company’s one business segment is the development of genome editing-based therapies. All of the Company’s assets are held in the U.S. and all of the Company’s revenue has been generated in the U.S.

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

Consolidated Balance Sheet	January 1, 2018 (in thousands)
	Pre-Adoption	ASC 606 Adjustment	Post-Adoption
Current portion of deferred revenue	$21,188	$(2,769)	$18,419
Deferred revenue, net of current portion	44,111	(2,662)	41,449
Accumulated deficit	(121,113)	5,431	(115,682)

	Year Ended December 31, 2018
	Impact of changes in accounting policies
	As Reported	Balances without adoption of ASC 606	Effect of Change Higher/(Lower)
Collaboration revenue	$30,434	$31,838	$(1,404)
Operating loss	(90,870)	(89,466)	(1,404)
Net loss	$(85,343)	$(83,939)	$(1,404)
Net loss per share, basic and diluted	$(1.98)	$(1.95)	$(0.03)

	December 31, 2018
	Impact of changes in accounting policies
	As Reported	Balances without adoption of ASC 606	Effect of Change Higher/(Lower)
Liabilities:
Deferred revenue – current	$27,122	$31,149	$(4,027)
Deferred revenue – noncurrent	28,810	28,810	-
Stockholders' equity:
Accumulated deficit	$(201,025)	$(205,052)	$4,027

In November 2018, the FASB issued ASU No. 2018-18, Collaborative Arrangements (“ASC 808”).  This update provides clarification on the interaction between Revenue Recognition (“ASC 606”) and Collaborative Arrangements including the alignment of unit of account guidance between the two topics. ASC 808 becomes effective for the Company in the first quarter of fiscal 2021 with early adoption permitted.  The Company early adopted this ASU and it did not have a material effect on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”). ASU 2016-02 establishes ASC Topic 842 which amends ASC 840, Leases, by introducing a lessee model that requires balance sheet recognition for most leases and the disclosure of key information about leasing arrangements. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. Topic 842 was subsequently amended during 2018.  The Company will adopt the new standard on January 1, 2019 and use the effective date as its date of initial application. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods prior to January 1, 2019.

Topic 842 provides several optional practical expedients in transition. The Company expects to elect the package of practical expedients which would allow the Company to not reassess its existing conclusions on lease identification, classification, and initial direct costs. Further, the Company expects to elect the hindsight practical expedient and to utilize the short-term lease exemption for all leases with an original term of 12 months or less, for purposes of applying the recognition and measurement requirements of the new standard. The Company also expects to elect the practical expedient which will allow it to not separate lease and non-lease components for all its leases.

The adoption of the new standard is expected to result in the recognition of additional lease liabilities ranging from $19.0 million to $21.0 million, and right-of-use assets ranging from $21.0 million to $23.0 million as of January 1, 2019. The Company does not expect that the new standard will have a material impact to the Company’s consolidated statement of operations or cash flows.  See Note 6 for additional information related to the Company’s lease obligations.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, (“ASU 2018-13”). The new standard removes certain disclosures, modifies certain disclosures and adds additional disclosures related to fair value measurement. The new standard will be effective beginning January 1, 2020 and early adoption is permitted. The Company is currently evaluating the potential impact ASU 2018-13 may have on its disclosures upon adoption.

In June 2018, the FASB issued ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”), which simplifies the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions. The new standard will be effective beginning January 1, 2019; the Company does not expect that the new standard will have a material impact to the Company’s consolidated financial statements.

3. Property and Equipment, Net

Property and equipment, net consisted of the following:

	December 31,
	2018	2017
	(in thousands)
Laboratory equipment	$22,453	$16,704
Office furniture and equipment	960	960
Computer equipment	929	845
Leasehold improvements	898	656
Computer software	433	436
Total property and equipment	25,673	19,601
Less: accumulated depreciation and amortization	(8,612)	(4,329)
Property and equipment, net	$17,061	$15,272

Depreciation and amortization expense was $4.5 million, $3.0 million and $1.1 million for the years ended December 31, 2018, 2017 and 2016, respectively.

4. Accrued Expenses

Accrued expenses consisted of the following:

	December 31, 2018	December 31, 2017
	(In thousands)
Employee compensation and benefits	$6,175	$4,773
Accrued research and development	2,328	1,960
Accrued legal and professional expenses	1,633	587
Accrued other	606	679
Total accrued expenses	$10,742	$7,999

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

A reconciliation of the federal statutory income tax rate and the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2018	2017	2016
Federal statutory income tax rate	(21.0)%	(34.0)%	(34.0)%
State income taxes	(8.6)	(6.9)	(6.7)
Research and development tax credits	(4.7)	(3.4)	(2.8)
Stock-based compensation	(0.6)	3.6	1.9
Change in U.S. tax rate	-	18.7	-
Change in valuation allowance	34.9	22.0	41.6
Effective income tax rate	-%	-%	-%

The Company’s net deferred tax assets (liabilities) consisted of the following:

	December 31,
	2018	2017
	(in thousands)
Deferred tax assets:
Intangibles, including acquired in-process research and development	$1,201	$1,303
Capitalized start-up costs	463	502
Net operating loss carryforwards	34,234	9,406
Research and development credit carryforwards	11,766	5,817
Deferred revenue	12,199	15,913
Equity-based compensation	4,064	3,248
Accruals and allowances	1,359	1,112
Gross deferred tax assets	65,286	37,301
Deferred tax asset valuation allowance	(64,046)	(35,372)
Total deferred tax assets	1,240	1,929
Deferred tax liabilities:
Fixed assets	(1,240)	(1,929)
Total deferred tax liabilities	(1,240)	(1,929)
Net deferred tax asset (liability)	$-	$-

As of December 31, 2018, the Company had federal and state net operating loss carryforwards of $128.2 million and $117.0 million, respectively, which begin to expire in 2034. As of December 31, 2018, the Company had federal and state research and development tax credit carryforwards of approximately $7.5 million and $4.8 million, which begin to expire in 2034 and 2030, respectively.

The Company evaluated the expected realizability of its net deferred tax assets and determined that there was significant negative evidence due to its net operating loss position and insufficient positive evidence to support the realizability of these net deferred tax assets. The Company concluded it is more likely than not that its net deferred tax assets would not be realized in the future; therefore, the Company has provided a full valuation allowance against its net deferred tax asset balance as of December 31, 2018 and 2017. The valuation allowance increased by $28.7 million in 2018, $14.8 million in 2017 and $13.1 million in 2016.

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

As of December 31, 2018, the Company had not identified any unrecognized tax benefits. The Company files income tax returns in the U.S. federal tax jurisdiction and Massachusetts and various other state tax jurisdictions. The Company is subject to examination by the Internal Revenue Service and Massachusetts taxing authorities. The returns in these jurisdictions since inception remain open for examination; however, there are currently no pending tax examinations.

On December 22, 2017, the Tax Cuts and Jobs Act (“TCJA”) was enacted. This law substantially amended the Internal Revenue Code and among other things, permanently reduced the U.S. corporate income tax rate from 35 percent to 21 percent. On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), which allows the recording of provisional amounts during a measurement period not to extend beyond one year of the enactment date.  As a result of remeasuring the deferred tax assets and liabilities to the lower tax rate, the net deferred tax assets decreased by $12.6 million, which was offset by a decrease in the valuation allowance.

6. Commitments and Contingencies

Commitments

Property Leases

In October 2014, the Company entered into an agreement to lease office and laboratory space in Cambridge, Massachusetts under an operating lease agreement with a term through January 2020, with an option to extend the term of the lease for an additional five-year period which the Company plans to execute. Upon the execution of the original lease, the Company provided a $0.3 million security deposit. The Company has recorded this security deposit in other assets on the consolidated balance sheets. In January 2016, the Company entered into a ten-year agreement to lease office and laboratory space in Cambridge, Massachusetts under an operating lease agreement, with an option to terminate the lease at the end of the sixth year and an option to extend the term of the lease for an additional three years. Upon the execution of this lease, the Company provided a $2.2 million security deposit, which has been recorded in other assets on the consolidated balance sheets. In addition, the Company had prepaid $2.2 million in lease payments as of December 31, 2018 under the terms of this lease.

The Company recognizes rent expense, inclusive of escalation charges, on a straight-line basis over the initial term of the lease agreements. The Company recorded rent expense of $6.2 million, $6.0 million and $2.7 million during the years ended December 31, 2018, 2017 and 2016, respectively.

Future minimum lease payments under the Company’s property leases as of December 31, 2018 are as follows:

Year Ending December 31,	(In thousands)
2019	$5,616
2020	4,963
2021	5,507
2022	3,861
Thereafter	-
$19,947

Contingencies

In connection with a July 2014 IP license with Caribou Biosciences, Inc. (“Caribou”), a stockholder who held 5.5 percent of the Company’s common stock at December 31, 2018, the Company gained access to sublicensed IP from various academic and professional institutions. Under these sublicenses, the Company may be obligated to pay development and regulatory milestones of up to $6.4 million, sales-based milestones of up to $20.0 million and up to mid-single-digit royalties on net sales of any products covered by issued patents to these entities in certain circumstances.

7. Collaborations

To accelerate the development and commercialization of CRISPR/Cas9-based products in multiple therapeutic areas, the Company has formed, and intends to seek other opportunities to form, strategic alliances with collaborators who can augment its leadership in CRISPR/Cas9 therapeutic development.

Novartis Institutes for BioMedical Research, Inc. (“Novartis”)

In December 2014, the Company entered into a strategic collaboration agreement with Novartis (the “Novartis Agreement”) with Novartis primarily focused on the development of new ex vivo CRISPR/Cas9-edited therapies using chimeric antigen receptor T cells (“CAR-T cell”s) and hematopoietic stem cells (“HSC”s).

Agreement Structure. The parties agreed to engage in collaborative research activities using its CRISPR/CAS9 platform to identify and research therapeutic, prophylactic and palliative products and services relating to the following applications:  a) ex vivo HSCs and, b) ex vivo CAR-Ts. In addition, in the last two years of the collaboration term, Novartis may engage in research and development of a limited number of in vivo targets using the Company’s platform.

Scope of Collaboration. During the five-year collaboration term parties may research potential therapeutic, prophylactic and palliative ex vivo applications of the CRISPR/Cas9 technology in HSCs and CAR-T cells. Research expenses incurred by the Company in support of the collaboration are reimbursed by Novartis.

HSC Program. The Company and Novartis agreed to conduct research of HSC targets under a research plan agreed upon by both parties. Within the HSC therapeutic space, Novartis may obtain exclusive rights to a limited number of these HSC targets, to be selected by Novartis in a series of selection windows. The Company has the right to choose a limited number of HSC targets for its exclusive development and commercialization per the specified selection schedule. Following these selections by Novartis and the Company, Novartis may obtain rights to research an additional limited number of HSC targets on a non-exclusive basis. Novartis is required to use commercially reasonable efforts to research, develop and commercialize at least one HSC product directed to each of their selected HSC targets.

CAR-T Program. The Company has also agreed to collaborate with Novartis on research activities for CAR-T cell targets. After completion of the activities contemplated by the parties’ CAR-T cell program research plan, Novartis will assume sole responsibility for developing any products that it selects, arising from that research plan and the costs and expenses of developing, manufacturing and commercializing its selected research targets. Novartis is required to use commercially reasonable efforts to research, develop or commercialize at least one CAR-T cell product directed to each of its selected CAR-T cell targets.

In Vivo Program. During the last two years of the five-year collaboration term, Novartis has the option to select a limited number of targets for research, development and commercialization of in vivo therapies using the Company’s CRISPR/Cas9 platform, on a non-exclusive basis. Following Novartis’ selection of each in vivo target, Novartis may offer the Company the right to participate in the research and development of such targets, in which case an in vivo program research plan for such target will be entered into between the Company and Novartis. Novartis is required to use commercially reasonable efforts to research, develop or commercialize at least one in vivo product directed to each of its selected targets. Novartis’ in vivo target selections are subject to certain restrictions, including that the targets, or all targets within a limited number of organs: (i) have not already been reserved by the Company pursuant to its limited right to do so under the agreement; (ii) are not the subject of a collaboration or pending collaboration with a third party; and (iii) are not the subject of ongoing or planned research and development by the Company.

Governance. The parties formed HSC and CAR-T steering committees with responsibility for oversight of these respective research programs and approval of the associated research plans. The HSC steering committee is also responsible for the OSC program. These steering committees in turn are overseen by a joint steering committee. The above steering committees are comprised by an equal number of representatives from each party.

Financial Terms. The Company received an upfront technology access payment from Novartis of $10.0 million in January 2015 and is entitled to additional technology access fees of $20.0 million and quarterly research payments of $1.0 million, or up to $20.0 million in the aggregate, during the five-year research term. To date, the Company has received $15.0 million in technology access fees and $15.0 million in research payments related to these programs. In addition, for each Novartis product under the collaboration (whether HSC or CAR-T, and as of December 2018, OSC), subject to certain conditions, the Company may be eligible to receive (i) up to $30.3 million in development milestones, including for the filing of an investigational new drug (“IND”) application and for the dosing of the first patient in each of Phase IIa, Phase IIb and Phase III clinical trials, (ii) up to $50.0 million in regulatory milestones for the product’s first indication, including regulatory approvals in the U.S. and European Union (“EU”), (iii) up to $50.0 million in regulatory milestones for the product’s second indication, if any, including U.S. and EU regulatory approvals, (iv) royalties on net sales in the mid-single digits, and (v) net sales milestone payments of up to $100.0 million. The Company is also eligible to receive payments for: (i) each additional HSC target selected by Novartis beyond its initial defined allocation, for which it will receive $1.0 million for each target (ii) each in vivo target that Novartis selects as described above, and (iii) any exercise by Novartis of certain license options under the agreement.

Upon completion of the research collaboration term in December 2019, Novartis has the option to internalize the Intellia platform for a $50.0 million fee, which will allow them to select a limited number of additional CRISPR/Cas9 genome editing targets over 5 years. Up to $20.0 million of the internalization fee will be credited towards any milestone payments for any additional post-internalization targets (up to $4.0 million per target).

Equity Investments. Additionally, at the inception of the arrangement at which time the Company was a privately held company, Novartis invested $9.0 million to purchase the Company’s Class A-1 and Class A-2 Preferred Units. The difference between the cash proceeds received from Novartis for the units and the $11.6 million estimated fair value of those units at the date of issuance was determined to be $2.6 million. Accordingly, $2.6 million of the upfront technology access payment was allocated to record the preferred units purchased by Novartis at fair value.

License Grant to Novartis. In the 2014 Novartis Agreement, the Company granted to Novartis a license to its CRISPR/Cas9 platform technology, including a sublicense to certain platform rights licensed from Caribou, that is exclusive in the HSC, CAR-T cell and in vivo fields with respect to each target selected by Novartis pursuant to the agreement and the research plan as long as Novartis continues to use commercially reasonable efforts to research, develop, and commercialize CRISPR-edited products directed to such targets. Upon the expiration of the collaboration term, Novartis shall have the option to access and obtain a non-exclusive license to the Company’s CRISPR/Cas9 platform technology to research, develop and commercialize potential therapeutic, prophylactic and palliative products and services for a limited number of certain approved targets selected by Novartis, exercisable upon written notice to the Company within 30 days after the expiration of the collaboration term. Such approved targets are subject to certain restrictions, including that the targets may not have been already reserved by the Company pursuant to its limited right to do so under the agreement, may not be the subject of an existing out license of the Company’s CRISPR/Cas9 platform to a third party and may not be the subject of ongoing or planned research and development by the Company. This non-exclusive license will have a term of five years commencing upon the completion of the technology transfer by the Company enabling Novartis to practice such licensed rights, and Novartis may not select more than a specified number of approved targets in each year of this license term.

License Grant to Intellia. Novartis granted the Company a non-exclusive license to its intellectual property covering small molecule for HSC expansion and to its LNP platform technology to research, develop and commercialize HSC and in vivo genome editing products, respectively, in the 2014 Novartis Agreement.

Intellectual Property. IP that the Company develops within the collaboration related to the Company’s CRISPR/Cas9 platform will be owned solely by the Company, while all other IP developed within the collaboration, including IP covering products arising from the collaboration, will be jointly owned by the Company and Novartis.

2018 Amendment to the Agreement

In December 2018, the Company entered into an amendment to this agreement with Novartis (the “Amendment”) which expands the scope of the Novartis Agreement to include the ex vivo development of CRISPR/Cas9-based cell therapies using limbal stem cells, a type of ocular stem cell,  primarily against gene targets selected by Novartis in exchange for a one-time payment of $10.0 million which the Company received in December 2018. The governance, milestones and royalties associated with any limbal stem cell program will follow those for the HSC programs. As part of the amendment, Intellia rights to Novartis’ lipid nanoparticle (“LNP”) technology were expanded to include use on all genome editing applications in both in vivo and ex vivo settings.

Term and Termination. The collaboration term ends in December 2019. The term of the agreement expires on the later of (i) the expiration of Novartis’ payment obligations under the agreement and (ii) the date of expiration of the last-to-expire of the patent rights licensed to the Company or Novartis under the agreement. Novartis’ royalty payment obligations expire on a country-by-country and product-by-product basis upon the later of (i) the expiration of the last valid claim of the royalty-bearing patents covering such product in such country or (ii) 10 years after the first commercial sale of such product in such country. The Company may terminate the agreement if Novartis or its affiliates institute a patent challenge against its IP rights, and all improvements thereto, licensed to Novartis under the agreement. Novartis may terminate the agreement, without cause, upon 90 days’ written notice to the Company subject to certain conditions, including its payment of any accrued and future obligations as if the collaboration had continued through December 2019. Either party may terminate the agreement in the event of the other party’s uncured material breach or bankruptcy—or insolvency-related events.

Accounting Analysis. The Company has concluded that the Novartis Agreement is subject to ASC 606 and has assessed the Novartis Agreement accordingly. The Company evaluated the promised goods and services under the Novartis Arrangement and determined that the Novartis Arrangement included two performance obligations: (1) a combined performance obligation representing a series of distinct goods and services including the licenses to research, develop and commercialize HSC products and their associated research activities and the licenses to research, develop and commercialize CAR-T cell products and their associated research activities; and (2) the preferred units.

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

Revenue Recognition - Collaboration Revenue. Through December 31, 2018, excluding amounts allocated to Novartis’ purchase of the Company’s Class A-1 and Class A-2 Preferred Units, the Company had recorded a total of $53.4 million in cash and accounts receivable under the Novartis Arrangement. Through December 31, 2018, the Company has recognized $38.9 million of collaboration revenue, including $10.3 million in the year ended December 31, 2018, $9.3 million in the year ended December 31, 2017, and $7.8 million in year ended December 31, 2016, in the consolidated statements of operations related to this agreement. As of December 31, 2018, there was approximately $18.5 million of the aggregate transaction price remaining to be recognized, which will be recognized through December 2019.

As of each of the periods ended December 31, 2018 and 2017, the Company had accounts receivable of $6.0 million related to this agreement. As of December 31, 2018 and 2017, the Company had deferred revenue of $14.5 million and $11.2 million, respectively, related to this agreement. Amounts for 2018 are reflective of accounting under ASC 606 and amounts for 2017 are reflective of accounting under ASC 605 and therefore may not be comparable.

Regeneron Pharmaceuticals, Inc.

In April 2016, the Company entered into a license and collaboration agreement with Regeneron (the “Regeneron Agreement”).

Agreement Structure. The Regeneron Agreement has two principal components: i) a product development component under which the parties will research, develop and commercialize CRISPR/Cas-based therapeutic products primarily focused on genome editing in the liver, and ii) a technology collaboration component, pursuant to which the Company and Regeneron will engage in research and development activities aimed at discovering and developing novel technologies and improvements to CRISPR/Cas technology to enhance the Company’s genome editing platform. Under this agreement, the Company also may access the Regeneron Genetics Center and proprietary mouse models to be provided by Regeneron for a limited number of the Company’s liver programs.

Scope of Collaboration. Under the terms of the six-year collaboration, Regeneron may obtain exclusive rights for up to 10 targets to be chosen by Regeneron during the collaboration term, subject to a target selection process and various adjustments and limitations set forth in the agreement. Of these 10 total targets, Regeneron may select up to five non-liver targets, while the remaining targets must be focused in the liver. Certain non-liver targets from the Company’s ongoing and planned research at the time, as well as any targets included in another of the Company’s collaborations, are excluded from this collaboration. At the inception of the agreement, Regeneron selected the first of its 10 targets, transthyretin amyloidosis (“ATTR”), which is subject to a Co-Development and Co-Promotion Agreement (“Co/Co”) between the Company and Regeneron, the general terms and conditions for which were outlined within the Regeneron Agreement.

Research Collaboration. Research activities under the collaboration will be governed by evaluation and research and development plans that will outline the parties’ responsibilities under, anticipated timelines of and budgets for, the various programs. The Company will assist Regeneron with the preliminary evaluation of its selected liver targets, and Regeneron will be responsible for preclinical research and conducting clinical development, manufacturing and commercialization of products directed to each of its exclusive targets. The Company may assist, as requested by Regeneron, with the later discovery and research of product candidates directed to any selected target. For each selected target, Regeneron is required to use commercially reasonable efforts to submit regulatory filings necessary to achieve IND acceptance for at least one product directed to each applicable target, and following IND acceptance for at least one product, to develop and commercialize such product.

Reserved Liver Targets. The Company retains the exclusive right to solely develop products via CRISPR genome editing directed against certain specified genetic targets. During the collaboration term and subject to a target selection process, the Company has the right to choose additional liver targets for its own development using commercially reasonable efforts. Certain targets that either the Company or Regeneron select during the term may be subject to further co-development and co-commercialization arrangements at the Company or Regeneron’s option, as applicable, which either can exercise pursuant to defined conditions.

Governance. The parties formed a joint steering committee (“JSC”), which is responsible for setting research objectives and overseeing the general strategies and activities undertaken by the parties under the Regeneron Agreement.  Additionally, the parties formed a Joint Development and Commercialization Committee (“JDCC”) to oversee all profit share products under the Co/Co discussed below.  The JDCC will have responsibility for overseeing the development, manufacture, regulatory matters, and commercialization (including pricing and reimbursement) of ATTR, as the first profit share product under the collaboration agreement.

Financial Terms. The Company received a nonrefundable upfront payment of $75.0 million. In addition, on Regeneron programs that are not subject to co-development and co-promotion agreements the Company may be  eligible to earn, on a per-licensed target basis, (i) up to $25.0 million in development milestones, including for the dosing of the first patient in each of Phase I, Phase II and Phase III clinical trials, (ii) up to $110.0 million in regulatory milestones, including for the acceptance of a regulatory filing in the U.S., and for obtaining regulatory approval in the U.S. and in certain other identified countries,, and (iii) up to $185.0 million in sales-based milestone payments. The Company is also eligible to earn royalties ranging from the high single digits to low teens, in each case, on a per-product basis, which royalties are potentially subject to various reductions and offsets and incorporate the Company’s existing low- to mid-single-digit royalty obligations under a license agreement with Caribou.

Equity Investments. In connection with this collaboration, Regeneron purchased $50.0 million of the Company’s common stock in a private placement under a Stock Purchase Agreement (the “Stock Purchase Agreement”) concurrent with the Company’s initial public offering.

Term and Termination. The collaboration term ends in April 2022, except that Regeneron may make a one-time payment of $25.0 million to extend the term for an additional two-year period. The agreement will continue until the date when no royalty or other payment obligations are due, unless earlier terminated in accordance with the terms of the agreement. Regeneron’s royalty payment obligations expire on a country-by-country and product-by-product basis upon the later of (i) the expiration of the last valid claim of the royalty-bearing patents covering such product in such country, (ii) 12 years from the first commercial sale of such product in such country, or (iii) the expiration of regulatory exclusivity for such product. The Company may terminate the agreement on a target-by-target basis if Regeneron or any of its affiliates institutes a patent challenge against the Company’s CRISPR/Cas or certain other background patent rights. The Company may also terminate the agreement on a target-by-target basis if Regeneron does not proceed with the development of a product directed to a selected target within specified periods of time. Regeneron may terminate the agreement, without cause, upon 180 days written notice to the Company, either in its entirety or on a target-by-target basis, in which event, certain rights in the terminated targets and associated IP revert to the Company, as described in the agreement. Following such termination, the Company may owe Regeneron royalties, in certain circumstances, up to mid-single digits on any terminated targets that the Company subsequently commercializes on a product-by-product basis for a period of 12 years after the first commercial sale of any such products. Either party may terminate the agreement either in its entirety or with respect to the technology collaboration or one or more of the targets selected by Regeneron, in the event of the other party’s uncured material breach.

Co-Development and Co-Promotion Agreement. In July 2018, the Company and Regeneron finalized the form of the Co/Co that will be used as the basis for each Co/Co agreement directed to a target. Simultaneously, the Company and Regeneron executed the Co/Co agreement directed to the first collaboration target, ATTR, for which the Company will be the clinical and commercial Lead Party (see below). As such, Regeneron will be the Participating Party (see below), and will share equally in worldwide development costs and profits as long as it funds half of the defined research and development costs attributable to the ATTR program.

Co-Development and Co-Promotion: Agreement Structure Under the Co/Co Agreement, Regeneron has the right to exercise up to at least five Co/Co options on the Company’s liver targets (other than the Company’s reserved liver targets), while the Company may exercise at least one Co/Co option on Regeneron’s liver targets, the exact number of Co/Co options being subject to certain conditions of the target selection process. Co/Co options must be exercised (or forfeited) once a target reaches a defined preclinical stage. Within 15 days of exercising the Co/Co option, the party exercising the option must pay $1.5 million to the other party as compensation for prior work. The ATTR program was exempted from this payment. One Party will be the “Lead Party” and the other Party the “Participating Party”. The Lead Party shall have control and primary responsibility for the development, manufacturing, regulatory and commercial activities. The Participating Party shall have the right to consult on these activities through its participation on the JDCC and will have the right to co-fund development and commercialization activities in exchange for a share of profits. In general, the parties will share equally in worldwide development costs and profits of any future products. Prior to reaching a specific development milestone, the Participating Party may elect to reduce its share of worldwide development costs and profits by 50.0 percent

Co-Development and Co-Promotion: Termination. Either party may terminate by providing 180 days written notice. If the Company terminates, the product becomes a Regeneron product, and is subject to all future milestone and royalty payment obligations under the Regeneron agreement. If Regeneron terminates and has contributed at least $5 million in development costs, the Company will pay low- to mid- single digit royalties on the net sales of the product, depending on co-funding percentage, stage at termination, if any, and Regeneron IP incorporated into the product.

Accounting Analysis. The Company determined that the Regeneron Agreement is within the scope of ASC 606. The Company evaluated the promised goods and services under the Regeneron Agreement and determined that the Regeneron Agreement included three performance obligations: (1) a combined performance obligation including the licenses to targets and the associated research activities and evaluation plans; (2) a combined performance obligation including the technology collaboration and associated research activities; and (3) the common stock.

The Company also concluded that the ATTR Co/Co meets the definition of a collaborative arrangement per ASC 808, which is outside of the scope of ASC 606. Since ASC 808 does not provide recognition and measurement guidance for collaborative arrangements, the Company has analogized to ASC 606. As such, the Company classifies payments received or made under the cost sharing provisions of the ATTR Co/Co as a component of revenues in the consolidated statements of operations.

Under the Regeneron Agreement, the Company determined that the transaction price was $125.0 million, consisting of the following consideration: (1) the nonrefundable upfront payment of $75.0 million; and (2) the payment for the common stock of $50.0 million. None of the clinical or regulatory milestones were included in the transaction price, as all milestone amounts were fully constrained. As part its evaluation of the constraint, the Company considered numerous factors, including that receipt of the milestones is outside the control of the Company and contingent upon success in future regulatory progress and the licensee’s efforts. Any consideration related to sales-based milestones and royalties will be recognized when the related sales occur as they were determined to relate predominantly to the licenses granted to Regeneron and therefore have also been excluded from the transaction price. The Company will re-evaluate the transaction price in each reporting period and when events whose outcome are resolved or other changes in circumstances occur.

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

Revenue Recognition – Collaboration Revenue. Through December 31, 2018, excluding the amounts allocated to Regeneron’s purchase of common stock, the Company recorded a $75.0 million upfront payment and $12.1 million for research and development services under the Regeneron Arrangement. Through December 31, 2018, the Company has recognized $45.6 million, including $20.1 million, $16.8 million and $8.7 million of collaboration revenue in the years ended December 31, 2018, 2017 and 2016, respectively, in the consolidated statements of operations related to this arrangement. This includes $7.5 million, $4.1 million, and $0.5 million representing payments due from Regeneron pursuant to the ATTR Co/Co, which is accounted for under ASC 808. As of December 31, 2018, there was approximately $41.4 million of the aggregate transaction price remaining to be recognized, which will be recognized ratably through April 2022. As of December 31, 2018 and 2017, the Company had deferred revenue of $41.4 million and $54.1 million, respectively, and accounts receivable of $1.5 million and $4.5 million, respectively, related to this arrangement.

8. Equity-Based Compensation

Equity-based compensation expense is classified in the consolidated statements of operations as follows:

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Research and development	$8,994	$7,280	$4,083
General and administrative	8,052	8,042	2,632
Total	$17,046	$15,322	$6,715

Restricted Stock

Restricted stock is measured at fair value based on the quoted price of the Company’s common stock.

The following table summarizes the Company’s restricted stock activity for the year ended December 31, 2018:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested restricted stock as of December 31, 2017	479,822	$0.90
Granted	86,250	22.98
Vested	(411,372)	0.83
Cancelled	(45,627)	8.31
Unvested restricted stock as of December 31, 2018	109,073	$15.53

As of December 31, 2018, there was $1.4 million of unrecognized equity-based compensation expense related to restricted stock that is expected to vest. These costs are expected to be recognized over a weighted average remaining vesting period of 1.6 years.

Stock Options

The weighted average grant date fair value of options, estimated as of the grant date using the Black-Scholes option pricing model, was $15.05 per option for options granted during the year ended December 31, 2018, $12.43 per option for options granted during the year ended December 31, 2017 and $6.48 per option for options granted during the year ended December 31, 2016. Key assumptions used to apply this pricing model were as follows:

	Year Ended December 31,
	2018	2017	2016
Risk-free interest rate	2.7%	2.0%	1.3%
Expected life of options	6.0 years	6.0 years	6.0 years
Expected volatility of underlying stock	87.1%	93.9%	88.0%
Expected dividend yield	0.0%	0.0%	0.0%

The following is a summary of stock option activity for the year ended December 31, 2018:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding at December 31, 2017	4,705,448	$12.09
Granted	2,128,126	20.38
Exercised	(1,142,944)	9.32
Forfeited	(652,967)	16.59
Outstanding at December 31, 2018	5,037,663	$15.63	8.38	$8,940
Exercisable at December 31, 2018	1,736,487	$11.42	7.34	$6,360

As of December 31, 2018, there was $38.2 million of unrecognized compensation cost related to stock options that are expected to vest. These costs are expected to be recognized over a weighted average remaining vesting period of 2.9 years.

9. Loss Per Share

Basic and diluted loss per share was calculated as follows:

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Net loss	$(85,343)	$(67,543)	$(31,634)
Weighted average shares outstanding, basic and diluted	43,069	36,006	22,222
Net loss per share, basic and diluted	$(1.98)	$(1.88)	$(1.42)

The following common stock equivalents were excluded from the calculation of diluted loss per share in 2018, 2017 and 2016 because their inclusion would have been anti-dilutive:

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Unvested restricted stock	109	480	1,362
Stock options	5,038	4,705	3,040
	5,147	5,185	4,402

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

On October 12, 2018, the Company filed a Registration Statement on Form S-3 (the “Shelf”) with the SEC in relation to the registration of common stock, preferred stock, warrants and/or units of any combination thereof (collectively, the “Securities”). The Company also simultaneously entered into an Open Market Sale Agreement (the “Sales Agreement”) with Jefferies LLC, (the “Sales Agent”), to provide for the offering, issuance and sale by the Company of up to an aggregate amount of $100.0 million of its common stock from time to time in “at-the-market” offerings under the Shelf and subject to the limitations thereof.  On November 15, 2018, the Company issued 1,659,300 shares of its common stock in accordance with the Sales Agreement for net proceeds of $29.0 million, after payment of cash commissions of 3.0 percent of the gross proceeds to the Sales Agent. Additionally, the Company incurred approximately $0.4 million related to legal, accounting and other fees in connection with the Sales Agreement and subsequent sale.

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

11. Related Party Transactions

Caribou Biosciences

In July 2014, the Company licensed from Caribou certain IP and entered into an arrangement under which Caribou provided research and development services. In addition, under the license agreement the Company agreed to pay 30 percent of Caribou’s patent prosecution, filing and maintenance costs under its IP license agreement with Caribou. Caribou owned 5.5 percent of the Company’s voting interests as of December 31, 2018.

On October 17, 2018, the Company initiated an arbitration proceeding with JAMS against Caribou asserting that Caribou is violating the terms and conditions of the license agreement, as well as other contractual and legal rights, by using and seeking to license to third parties two patent families relating to specific structural or chemical modifications of guide RNAs, that were purportedly invented or controlled by Caribou, in the Company’s exclusive human therapeutic field. Caribou has asserted that the two families of IP are outside the scope of the license agreement. In accordance with the Caribou License, the Company has submitted a demand for arbitration seeking a declaration that the disputed IP is included within the scope of the Company’s license under the Caribou License, an award of compensatory, consequential and punitive damages based on Caribou’s conduct, and an injunction prohibiting Caribou from licensing or using this IP in the Company’s exclusive human therapeutics field, among other claims.  The arbitration will take place in San Francisco, California.

The Company recognized general and administrative expense of $0.9 million, $0.5 million and $0.9 million during the years ended December 31, 2018, 2017 and 2016 related to the Company’s obligation to pay 30.0 percent of Caribou’s patent defense costs. Additionally, during the year ended December 31, 2016 the Company recognized research and development expense of $1.3 million related to license and service agreements entered into with Caribou.

Novartis Institutes for Biomedical Research

In connection with its entry into the collaboration and license agreement and related equity transactions with Novartis, in 2015 the Company issued Novartis capital stock, and in May 2016, Novartis acquired 277,777 shares of the Company’s common stock in a private placement transaction concurrent with the Company’s IPO. As a result of these capital stock transactions, Novartis collectively owned 9.6 percent of the Company’s voting interests as of December 31, 2018. Refer to Note 7 for additional information regarding this collaboration agreement.

The Company recognized collaboration revenue of $10.3 million, $9.3 million and $7.8 million in the years ended December 31, 2018, 2017 and 2016, respectively, related to this agreement. As of each of the periods ended December 31, 2018 and 2017, the Company had recorded accounts receivable of $6.0 million related to this collaboration. As of the periods ended December 31, 2018 and 2017, the Company had deferred revenue of $14.5 million and $11.2 million, respectively, related to this collaboration.

12. 401(k) Plan

In 2015, the Company established the Intellia Therapeutics, Inc. 401(k) Plan (the “401(k) Plan”) for its employees, which is designed to be qualified under Section 401(k) of the Internal Revenue Code. Eligible employees are permitted to contribute to the 401(k) Plan within statutory and 401(k) Plan limits. During 2018, the Company began to make matching contributions of 50 percent of the first 6 percent of employee contributions. The Company made matching contributions of $0.6 million for the year ended December 31, 2018.

13. Unaudited Quarterly Results

The results of operations on a quarterly basis for the years ended December 31, 2018 and 2017 are set forth below:

	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
	(Amounts in thousands except per share data)
Collaboration revenue	$7,469	$7,677	$7,408	$7,880
Operating expenses:
Research and development	22,493	23,467	23,237	19,918
General and administrative	7,406	7,805	8,270	8,708
Total operating expenses	29,899	31,272	31,507	28,626
Operating loss	(22,430)	(23,595)	(24,099)	(20,746)
Interest income	1,074	1,376	1,397	1,680
Net loss	$(21,356)	$(22,219)	$(22,702)	$(19,066)
Net loss per share, basic and diluted	$(0.51)	$(0.52)	$(0.53)	$(0.43)
Weighted average shares outstanding, basic and diluted	42,043	42,836	43,161	44,215

	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
	(Amounts in thousands except per share data)
Collaboration revenue	$6,215	$5,917	$7,317	$6,668
Operating expenses:
Research and development	13,431	15,565	17,481	21,170
General and administrative	5,732	6,369	5,711	10,213
Total operating expenses	19,163	21,934	23,192	31,383
Operating loss	(12,948)	(16,017)	(15,875)	(24,715)
Interest income	317	424	519	752
Net loss	$(12,631)	$(15,593)	$(15,356)	$(23,963)
Net loss per share, basic and diluted	$(0.36)	$(0.45)	$(0.44)	$(0.61)
Weighted average shares outstanding, basic and diluted	34,723	34,916	35,189	39,155

EXHIBIT INDEX

Exhibit No.	Exhibit Index

3.1	Second Amended and Restated Certificate of Incorporation of the Registrant (1)

3.2	Second Amended and Restated By-laws of the Registrant (1)

4.1	Investors’ Rights Agreement among the Registrant and certain of its stockholders, dated August 20, 2015 (5)

4.2	Amendment No. 1 to Investors’ Rights Agreement among the Registrant and certain of its stockholders, dated April 11, 2016 (6)

4.3	Amendment No. 2 to Investors’ Rights Agreement among the Registrant and certain of its stockholders, dated August 25, 2016 (3)

10.1#	2015 Amended and Restated Stock Option and Incentive Plan and forms of award agreements thereunder (3)

10.2#	Senior Executive Cash Incentive Bonus Plan (5)

10.3†	License Agreement dated as of July 16, 2014 by and between the Registrant (as successor in interest of Intellia Therapeutics, LLC) and Caribou Biosciences, Inc. (4)

10.4†	Services Agreement dated as of July 16, 2014 by and between the Registrant (as successor in interest of Intellia Therapeutics, LLC) and Caribou Biosciences, Inc. (4)

10.5†	License and Collaborative Research Agreement dated as of December 18, 2014 by and between the Registrant and Novartis Institutes for BioMedical Research, Inc. (2)

10.6#	Form of Indemnification Agreement (3)

10.7	Lease Agreement, by and between the Registrant and MIT 130 Brookline LLC, dated as of October 21, 2014 (5)

10.8	Lease Agreement, by and between the Registrant and BMR-Sidney Research Campus LLC, dated as of January 6, 2016 (5)

10.9#	2016 Employee Stock Purchase Plan (3)

10.10†	Amendment No. 1 to License Agreement dated as of February 2, 2016 by and between the Registrant and Caribou Biosciences, Inc. (5)

10.11†	Addendum to License Agreement dated as of February 2, 2016 by and between the Registrant and Caribou Biosciences, Inc. (5)

10.12†	License and Collaboration Agreement dated as of April 11, 2016 by and between the Registrant and Regeneron Pharmaceuticals, Inc. (2)

10.13	Common Stock Purchase Agreement dated as of April 26, 2016 between the Registrant and Regeneron Pharmaceuticals, Inc. (3)

10.14#	Common Stock Purchase Agreement dated as of April 26, 2016 between the Registrant and Novartis Institutes for BioMedical Research, Inc. (3)

10.15#	Form of Employment Agreement for Executive Officers (3)

10.16†

Consent to Assignments, Licensing and Common Ownership and Invention Management Agreement dated December 15, 2016 by and between the Registrant, CRISPR Therapeutics AG, The Regents of the University of California, University of Vienna, ERS Genomics Ltd., TRACR Hematology Ltd., Caribou Biosciences, Inc., and Dr. Emmanuelle Charpentier (7)

10.17#	Form of Amended and Restated Employment Agreement (8)

Exhibit No.	Exhibit Index

10.18*

Letter Agreement, dated as of July 20, 2018, by and between the Company and Regeneron Pharmaceuticals, Inc. and the corresponding Form of Co-Development and Co-Promotion Agreement, by and between the Company and Regeneron Pharmaceuticals, Inc. (9)

10.19*	Agreement and Amendment to License and Collaborative Research Agreement, dated as of December 3, 2018, by and between Novartis and the Company (10)

21.1	Subsidiaries of the Registrant (10)

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm (10)

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (10)

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (10)

32.1

Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, by John M. Leonard, M.D., President and Chief Executive Officer of the Company, and Glenn Goddard, Executive Vice President, Chief Financial Officer of the Company (11)

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

*

Application for confidential treatment of certain provisions has been made to the Securities and Exchange Commission. Omitted material for which confidential treatment has been requested has been filed separately with the Securities and Exchange Commission.

#	Indicates a management contract or any compensatory plan, contract or arrangement
(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-37766) filed with the Securities and Exchange Commission on May 17, 2016
(2)	Incorporated by reference to the Registration Statement on Form S-1 (File No. 333-210689) filed with the Securities and Exchange Commission on May 5, 2016
(3)	Incorporated by reference to the Registration Statement on Form S-1 (File No. 333-210689) filed with the Securities and Exchange Commission on April 27, 2016
(4)	Incorporated by reference to the Registration Statement on Form S-1 (File No. 333-210689) filed with the Securities and Exchange Commission on April 19, 2016
(5)	Incorporated by reference to the Registration Statement on Form S-1 (File No. 333-210689) filed with the Securities and Exchange Commission on April 11, 2016
(6)	Incorporated by reference to the Registration Statement on Form S-1 (File No. 333-210689) filed with the Securities and Exchange Commission on April 12, 2016
(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-37766) filed with the Securities and Exchange Commission on December 16, 2016
(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-37766) filed with the Securities and Exchange Commission on April 17, 2018
(9)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37766) filed with the Securities and Exchange Commission on October 31, 2018
(10)	Filed with this Annual Report on Form 10-K
(11)

The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Annual Report on Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as

amended. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTELLIA THERAPEUTICS, INC.

By:	/s/ John M. Leonard
John M. Leonard, M.D.
President and Chief Executive Officer

Dated: February 27, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ John M. Leonard	President, Chief Executive Officer and Director	February 27, 2019
John M. Leonard, M.D.	(Principal Executive Officer)

/s/ Glenn Goddard	Executive Vice President, Chief Financial Officer	February 27, 2019
Glenn Goddard	(Principal Financial and Accounting Officer)
/s/ Fred Cohen	Director	February 27, 2019
Fred Cohen

/s/ Caroline Dorsa	Director	February 27, 2019
Caroline Dorsa

/s/ Jean François Formela	Director	February 27, 2019
Jean François Formela, M.D.

/s/ Jesse Goodman	Director	February 27, 2019
Jesse Goodman

/s/ Perry Karsen	Director	February 27, 2019
Perry Karsen

/s/ Frank Verwiel	Director	February 27, 2019
Frank Verwiel, M.D.