Form 10-Q/A
period 2018-09-30
Intellia Therapeutics, Inc.
filed 2019-05-02
CIK 1652130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Amendment No. 1

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 001-37766

INTELLIA THERAPEUTICS, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	36-4785571
State or Other Jurisdiction of Incorporation or Organization	I.R.S. Employer Identification No.

40 Erie Street, Suite 130, Cambridge, Massachusetts	02139
Address of Principal Executive Offices	Zip Code

857-285-6200

Registrant’s Telephone Number, Including Area Code

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Trade Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	NTLA	The Nasdaq Global Market

The number of shares outstanding of the registrant’s common stock as of April 30, 2019: 45,710,925 shares.

EXPLANATORY NOTE – EXHIBIT FILING ONLY

Intellia Therapeutics, Inc. (the “Company”) is filing this Amendment No. 1 (this “Amendment”) to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 (the “Form 10-Q”), originally filed on October 31, 2018. This Amendment is an exhibit-only filing in response to comments received from the Securities and Exchange Commission (the “Commission”) regarding a request for confidential treatment of certain portions of Exhibit 10.1 originally filed with the Form 10-Q. This Amendment is being filed solely to re-file Exhibit 10.1 based on Commission comments in order to restore certain redacted information in the agreement on such exhibit that was subject to a confidential treatment request. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment.

This Amendment is limited in scope to the items identified above and should be read in conjunction with the Form 10-Q. This Amendment does not reflect events occurring after the filing of the Form 10-Q and no revisions are being made to the Company’s financial statements pursuant to this Amendment. Other than the filing of the information identified above, this Amendment does not modify or update the disclosure in the Form 10-Q in any way.

Item 6.	Exhibits

The following exhibits are incorporated by reference or filed as part of this report.

Exhibit No.	Exhibit Index

10.1†	Letter Agreement, dated as of July 20, 2018, by and between the Company and Regeneron Pharmaceuticals, Inc. and the corresponding Form of Co-Development and Co-Promotion Agreement, by and between the Company and Regeneron Pharmaceuticals, Inc. (1)

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, by John M. Leonard, M.D., President and Chief Executive Officer of the Company, and Glenn Goddard, Executive Vice President, Chief Financial Officer of the Company. (2)

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Filed with this Form 10-Q/A.
(2)

The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.

†

Application has been made to the Securities and Exchange Commission for confidential treatment of certain provisions. Omitted material for which confidential treatment has been requested has been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf on the date set forth below by the undersigned thereunto duly authorized.

Dated: May 2, 2019

INTELLIA THERAPEUTICS, INC.

By:	/s/ John M. Leonard
John M. Leonard, M.D.
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Glenn Goddard
Glenn Goddard
Executive Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)

4