Form 10-Q
period 2019-03-31
Intellia Therapeutics, Inc.
filed 2019-05-02
CIK 1652130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. _____________________☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). __________Yes   ☐    No   ☒

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each Class	Trade Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	NTLA	The Nasdaq Global Market

The number of shares outstanding of the registrant’s common stock as of April 30, 2019: 45,710,925 shares.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

INTELLIA THERAPEUTICS, INC.

Condensed Consolidated Balance Sheets (unaudited)

(Amounts in thousands except share and per share data)

	March 31, 2019	December 31, 2018
ASSETS
Current Assets:
Cash and cash equivalents	$47,097	$58,856
Marketable securities	249,485	255,203
Accounts receivable	3,591	7,547
Prepaid expenses and other current assets	3,520	3,371
Total current assets	303,693	324,977
Property and equipment, net	16,669	17,061
Operating lease right-of-use assets	21,012	-
Other assets	2,989	5,277
Total Assets	$344,363	$347,315
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$3,687	$2,708
Accrued expenses	7,735	10,742
Current portion of lease liability	4,381	-
Current portion of deferred revenue	23,431	27,122
Total current liabilities	39,234	40,572
Deferred revenue, net of current portion	25,659	28,810
Long-term lease liability	15,132	-
Other long-term liabilities	-	13
Commitments and contingencies
Stockholders’ Equity:
Common stock, $0.0001 par value; 120,000,000 shares authorized; 45,479,098 and 45,224,480 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	5	5
Additional paid-in capital	487,559	478,968
Accumulated other comprehensive income (loss)	59	(28)
Accumulated deficit	(223,285)	(201,025)
Total stockholders’ equity	264,338	277,920
Total Liabilities and Stockholders’ Equity	$344,363	$347,315

See notes to condensed consolidated financial statements.

INTELLIA THERAPEUTICS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited)

(Amounts in thousands except per share data)

	Three Months Ended March 31,
	2019	2018
Collaboration revenue	$10,433	$7,469
Operating expenses:
Research and development	23,709	22,493
General and administrative	10,533	7,406
Total operating expenses	34,242	29,899
Operating loss	(23,809)	(22,430)
Interest income	1,869	1,074
Net loss	$(21,940)	$(21,356)
Net loss per share, basic and diluted	$(0.49)	$(0.51)
Weighted average shares outstanding, basic and diluted	45,234	42,043
Other comprehensive loss:
Unrealized gain on marketable securities	87	-
Comprehensive loss	$(21,853)	$(21,356)

See notes to condensed consolidated financial statements.

INTELLIA THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows (unaudited)

(Amounts in thousands)

	Three Months Ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(21,940)	$(21,356)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,299	1,012
Loss on disposal of property and equipment	1	-
Equity-based compensation	4,592	4,107
Accretion of investment discounts	(1,422)	-
Non-cash lease expense	218	-
Changes in operating assets and liabilities:
Accounts receivable	3,956	3,005
Prepaid expenses and other current assets	(150)	1,205
Accounts payable	1,356	59
Accrued expenses	(2,605)	(1,609)
Deferred revenue	(6,842)	(4,474)
Other assets	84	318
Other long-term liabilities	-	(37)
Net cash used in operating activities	(21,453)	(17,770)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,533)	(1,850)
Purchases of marketable securities	(19,272)	-
Maturities of marketable securities	26,500	-
Net cash provided by (used in) investing activities	5,695	(1,850)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock offering, net of offering costs	3,639	-
Proceeds from options exercised	360	6,720
Net cash provided by financing activities	3,999	6,720
Net decrease in cash and cash equivalents	(11,759)	(12,900)
Cash and cash equivalents, beginning of period	58,856	340,678
Cash and cash equivalents, end of period	$47,097	$327,778
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Purchases of property and equipment unpaid at period end	$446	$703

See notes to condensed consolidated financial statements.

INTELLIA THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements (unaudited)

1.	Overview and Basis of Presentation

Intellia Therapeutics, Inc. (“Intellia” or the “Company”) is a genome editing company focused on developing curative therapeutics utilizing a biological tool known as CRISPR/Cas9, which stands for Clustered, Regularly Interspaced Short Palindromic Repeats (“CRISPR”)/CRISPR associated 9 (“Cas9”). This is a technology for genome editing, the process of altering selected sequences of genomic deoxyribonucleic acid (“DNA”). The Company believes that CRISPR/Cas9 technology has the potential to transform medicine by editing disease-associated genes with a single treatment course, and that it can also be used to create novel engineered cell therapies that can replace a patient’s diseased cells or effectively target various cancers and autoimmune diseases. The Company is leveraging its leading scientific expertise, clinical development experience and intellectual property (“IP”) position to unlock a broad set of therapeutic applications for CRISPR/Cas9 genome editing and to develop a potential new class of therapeutic products.

The condensed consolidated financial statements of the Company included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted from this report, as is permitted by such rules and regulations. Accordingly, these condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K (“Annual Report”) for the year ended December 31, 2018.

The unaudited condensed consolidated financial statements include the accounts of Intellia Therapeutics, Inc. and its wholly owned, controlled subsidiary, Intellia Securities Corp. All intercompany balances and transactions have been eliminated in consolidation. Comprehensive loss is comprised of net loss and gain/loss on marketable securities.

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

Liquidity

Since our inception through March 31, 2019, we have raised an aggregate of $572.3 million to fund our operations, of which $143.1 million was through our collaboration agreements, $170.5 million was from our initial public offering and concurrent private placements, $141.0 million was from a follow-on public offering, $85.0 million was from the sale of convertible preferred stock  and $32.7 million was from an at-the-market offering.

On October 12, 2018, the Company filed a Registration Statement on Form S-3 (the “Shelf”) with the SEC in relation to the registration of common stock, preferred stock, warrants and/or units of any combination thereof (collectively, the “Securities”). The Company also simultaneously entered into an Open Market Sale Agreement (the “Sales Agreement”) with Jefferies LLC, (the “Sales Agent”), to provide for the offering, issuance and sale by the Company of up to an aggregate amount of $100.0 million of its common stock from time to time in “at-the-market” offerings under the Shelf and subject to the limitations thereof.  The Company will pay to the Sales Agent cash commissions of 3.0 percent of the gross proceeds of sales of common stock under the Sales Agreement. In November 2018, the Company issued 1,659,300 shares of its common stock at $18.00 per share in accordance with the Sales Agreement for net proceeds of $28.5 million, after payment of cash commissions of 3.0 percent of the gross proceeds to the Sales Agent and approximately $0.4 million related to legal, accounting and other fees in connection with the sale. In March 2019, the Company issued an additional 223,818 shares of its common stock, in a series of sales, at an average price of $17.32 per share, in accordance with the Sales Agreement, for aggregate net proceeds of $3.6 million, after payment of cash commissions of 3.0 percent of the gross proceeds to the Sales Agent and approximately $0.1 million related to legal, accounting and other fees in connection with the sales.

2.	Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies”, in our Annual Report. There have been no material changes during the three months ended March 31, 2019, other than the Company’s adoption of Accounting Standards Codification (“ASC”) 842 (as defined below) which is discussed in detail in this note.

Marketable Securities

The following table summarizes the Company’s available-for-sale marketable securities as of March 31, 2019 and December 31, 2018 at net book value:

	March 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Short-term marketable securities:
U.S. Treasury securities	$166,789	$33	$-	$166,822
Financial institution debt securities	65,699	25	-	65,724
Corporate debt securities	16,938	1	-	16,939
Total	$249,426	$59	$-	$249,485

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Short-term marketable securities:
U.S. Treasury securities	$165,959	$2	$(13)	$165,948
Financial institution debt securities	65,436	1	(17)	65,420
Corporate debt securities	23,836	-	(1)	23,835
Total	$255,231	$3	$(31)	$255,203

The amortized cost of available-for-sale securities is adjusted for amortization of premiums and accretion of discounts to maturity. At March 31, 2019 and December 31, 2018, the balance in the Company’s accumulated other comprehensive income (loss) was composed of activity related to the Company’s available-for-sale marketable securities. There were no realized gains or losses in the period ended March 31, 2019, and as a result, the Company did not reclassify any amounts out of accumulated other comprehensive income (loss) during the period. The Company did not have any securities in an unrealized loss position at March 31, 2019.

Leases

Effective January 1, 2019, the Company adopted ASC Topic 842, Leases (“ASC 842”), using the required modified retrospective approach and utilizing the effective date as its date of initial application, for which prior periods are presented in accordance with the previous guidance in ASC Topic 840, Leases.

At the inception of an arrangement, the Company determines whether an arrangement is or contains a lease based on the unique facts and circumstances present in the arrangement. Most leases with a term greater than one year are recognized on the balance sheet as right-of-use assets and short-term and long-term lease liabilities, as applicable. The Company has elected not to recognize on the balance sheet leases with terms of 12 months or less. The Company typically only includes an initial lease term in its assessment of a lease arrangement. Options to extend a lease are not included in the Company’s assessment unless there is reasonable certainty that the Company will renew.  The Company monitors its plans to renew its material leases on a quarterly basis.

Operating lease liabilities and their corresponding right-of-use assets are recorded based on the present value of lease payments over the expected remaining lease term. Certain adjustments to the right-of-use asset may be required for items such as incentives received. The interest rate implicit in the Company’s leases is typically not readily determinable. As a result, the Company utilizes its incremental borrowing rate, which reflects the fixed rate at which the Company could borrow on a collateralized basis the amount of the lease payments in the same currency, for a similar term, in a similar economic environment. In transition to ASC 842, the Company utilized the remaining lease term of its leases in determining the appropriate incremental borrowing rates.

In accordance with ASC 842, components of a lease should be allocated between lease components (e.g., land, building, etc.) and non-lease components (e.g., common area maintenance, consumables, etc.).  The fixed and in-substance fixed contract consideration must be allocated based on the respective relative fair values to the lease components and non-lease components.

Although separation of lease and non-lease components is otherwise required, certain expedients are available. For new and amended leases beginning in 2019 and after, the Company has elected to account for the lease and non-lease components for leases for classes of all underlying assets and allocate all of the contract consideration to the lease component only.

Revenue Recognition

The Company adopted Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) and its related amendments (collectively known as “ASC 606”) on January 1, 2018 using the modified retrospective method.

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

The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring goods and services to the customer. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing either the expected value method or the most likely amount method, depending on the nature of the variable consideration. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. Any estimates, including the effect of the constraint on variable consideration, are evaluated at each reporting period for any changes. Determining the transaction price requires significant judgment, which is discussed in further detail for each of the Company’s collaboration agreements in Note 5. In addition, neither of the Company’s contracts as of March 31, 2019 contained a significant financing component.

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

As of March 31, 2019, the Company’s only revenue recognized is related to collaboration agreements with third parties which are either within the scope of ASC 606, under which the Company licenses certain rights to its product candidates to third parties, or within the scope of ASC 808, Collaborative Arrangements (“ASC 808”), if it involves a joint operating activity pursuant to which the Company is an active participant and is exposed to significant risks and rewards with respect to the arrangement. For the collaboration arrangements under the scope of ASC 606, as discussed in further detail in Note 5, the terms of these arrangements typically include payment to the Company of one or more of the following: nonrefundable, upfront fees; development, regulatory, and commercial milestone payments; research and development funding payments; and royalties on the net sales of licensed products. Each of these payments results in collaboration revenues, except for revenues from royalties on the net sales of licensed products, which are classified as royalty revenues. For arrangements within the scope of ASC 808, the terms of these arrangements typically include payments received or made under the cost sharing provisions which are recognized as a component of revenues in the condensed consolidated statements of operations and comprehensive loss.

Licenses of intellectual property: If the license to the Company’s IP is determined to be distinct from the other performance obligations identified in the arrangement, the Company recognizes revenues from consideration allocated to the license when the license is transferred to the customer and the customer is able to use and benefit from the licenses. For licenses that are combined with other promises, the Company utilizes judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue. The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition.

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

The Company also considers the nature and contractual terms of an arrangement and assesses whether the arrangement involves a joint operating activity pursuant to which the Company is an active participant and is exposed to significant risks and rewards with respect to the arrangement. If the Company is an active participant and is exposed to the significant risks and rewards with respect to the arrangement, the Company accounts for the arrangement under ASC 808. Based on this consideration, the Company accounts for its Co-Development and Co-Promotion Agreement (“Co/Co”) with Regeneron Pharmaceuticals, Inc. (“Regeneron”) under ASC 808. Because ASC 808 does not provide recognition and measurement guidance for collaborative arrangements, the Company has analogized to ASC 606. Refer to Note 5 for additional information regarding the Company’s collaboration agreements.

The following table presents changes in the Company’s contract liabilities during the three months ended March 31, 2019 and 2018 (in thousands):

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Three Months Ended March 31, 2019
Contract liabilities:
Deferred revenue	$55,932	$1,000	$(7,842)	$49,090

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Three Months Ended March 31, 2018
Contract liabilities:
Deferred revenue	$59,868	$1,000	$(5,474)	$55,394

During the three months ended March 31, 2019 and 2018, the Company recognized the following revenues as a result of changes in the contract liability balance (in thousands):

Revenue recognized in the period from:	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Amounts included in the contract liability at the beginning of the period	$7,842	$5,474

Costs to obtain and fulfill a contract

The Company did not incur any expenses to obtain collaboration agreements and costs to fulfill those contracts do not generate or enhance resources of the Company. As such, no costs to obtain or fulfill a contract have been capitalized in any period.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, Leases (“ASU 2016-02”). ASU 2016-02 established ASC 842, which amends ASC Topic 840, Leases, by introducing a lessee model that requires balance sheet recognition for most leases and the disclosure of key information about leasing arrangements. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. ASC 842 was subsequently amended during 2018. The Company adopted the new standard using the required modified retrospective approach on January 1, 2019 and used the effective date as its date of initial application. Consequently, financial information is not to be updated and the disclosures required under the new standard are not to be provided for dates and periods prior to January 1, 2019.

ASC 842 provides several optional practical expedients in transition. The Company elected the package of practical expedients which allows the Company to not reassess its existing conclusions on lease identification, classification, and initial direct costs. Further, the Company elected the hindsight practical expedient and utilized the short-term lease exemption for all leases with an original term of 12 months or less, for purposes of applying the recognition and measurement requirements of the new standard. The Company also elected the practical expedient which allows it to not separate lease and non-lease components for all its leases.

The adoption of the new standard resulted in the recognition of operating lease liabilities of $20.6 million, and right-of-use assets of $22.3 million on the Company’s balance sheet relating to its leases. Further, an adjustment to retained earnings of $0.3 million was recognized due to the use of hindsight being applied in updating the lease term for one of the Company’s property leases. The adoption of the standard did not have a material effect on the Company’s condensed consolidated statements of operations and comprehensive loss or condensed consolidated statements of cash flows.

Refer to Note 6, “Leases”, for the Company’s current lease commitments.

In June 2018, the FASB issued ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which simplifies the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions. The Company adopted the new standard beginning January 1, 2019; it did not have a material impact to the Company’s condensed consolidated financial statements.

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

The Company’s financial instruments as of March 31, 2019 and December 31, 2018 included cash and cash equivalents, marketable securities, accounts receivable and accounts payable. As of March 31, 2019 and December 31, 2018, the Company’s financial assets recognized at fair value on a recurring basis consisted of the following:

	Fair Value as of March 31, 2019
	Total	Level 1	Level 2	Level 3
	(In thousands)
Cash equivalents	$40,554	$40,554	$-	$-
Marketable securities	249,485	166,822	82,663	-
Total	$290,039	$207,376	$82,663	$-

	Fair Value as of December 31, 2018
	Total	Level 1	Level 2	Level 3
	(In thousands)
Cash equivalents	$45,986	$45,986	$-	$-
Marketable securities	255,203	165,948	89,255	-
Total	$301,189	$211,934	$89,255	$-

The Company’s financial assets, which include cash equivalents and marketable securities, have been initially valued at the transaction price, and subsequently revalued at the end of each reporting period, utilizing third-party pricing services or other observable market data. The pricing services utilize industry standard valuation models and observable market inputs to determine value. After completing our validation procedures, we did not adjust or override any fair value measurements provided by the pricing services as of March 31, 2019 or December 31, 2018.

Other financial instruments, including accounts receivable and accounts payable, are carried at cost, which approximate fair value due to the short duration and term to maturity.

4.	Accrued Expenses

Accrued expenses consisted of the following:

	March 31, 2019	December 31, 2018
	(In thousands)
Employee compensation and benefits	$2,830	$6,175
Accrued research and development	2,231	2,328
Accrued legal and professional expenses	1,946	1,633
Accrued other	728	606
Total accrued expenses	$7,735	$10,742

5.	Collaborations

To accelerate the development and commercialization of CRISPR/Cas9-based products in multiple therapeutic areas, the Company has formed, and intends to seek other opportunities to form, strategic alliances with collaborators who can augment its leadership in CRISPR/Cas9 therapeutic development.

Novartis Institutes for BioMedical Research

In December 2014, the Company entered into a strategic collaboration agreement with Novartis, as amended, (the “2014 Novartis Agreement”) with Novartis primarily focused on the development of new ex vivo CRISPR/Cas9-edited therapies using chimeric antigen receptor T (“CAR-T”) cells and hematopoietic stem cells (“HSC”s).

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

Governance. The parties formed HSC and CAR-T steering committees with responsibility for oversight of these respective research programs and approval of the associated research plans. Beginning in December 2018, the HSC steering committee became responsible for the ocular stem cell (“OSC”) program. These steering committees in turn are overseen by a joint steering committee. The above steering committees are comprised by an equal number of representatives from each party.

Financial Terms. The Company received an upfront technology access payment from Novartis of $10.0 million in January 2015 and was entitled to additional technology access fees of $20.0 million and quarterly research payments of $1.0 million, or up to $20.0 million in the aggregate, during the five-year research term. To date, the Company has received $20.0 million in technology access fees and $16.0 million in research payments related to these programs. In addition, for each Novartis product under the collaboration (whether HSC or CAR-T, and beginning as of December 2018, OSC), subject to certain conditions, the Company may be eligible to receive (i) up to $30.3 million in development milestones, including for the filing of an investigational new drug (“IND”) application and for the dosing of the first patient in each of Phase IIa, Phase IIb and Phase III clinical trials, (ii) up to $50.0 million in regulatory milestones for the product’s first indication, including regulatory approvals in the U.S. and European Union (“EU”), (iii) up to $50.0 million in regulatory milestones for the product’s second indication, if any, including U.S. and EU regulatory approvals, (iv) royalties on net sales in the mid-single digits, and (v) net sales milestone payments of up to $100.0 million. The Company is also eligible to receive payments for: (i) each additional HSC target selected by Novartis beyond its initial defined allocation, for which it will receive $1.0 million for each target, (ii) each in vivo target that Novartis selects as described above, and (iii) any exercise by Novartis of certain license options under the 2014 Novartis Agreement.

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

Equity Investments. Additionally, at the inception of the arrangement, at which time the Company was a privately held company, Novartis invested $9.0 million to purchase the Company’s Class A-1 and Class A-2 Preferred Units. The difference between the cash proceeds received from Novartis for the units and the $11.6 million estimated fair value of those units at the date of issuance was determined to be $2.6 million. Accordingly, $2.6 million of the upfront technology access payment was allocated to record the preferred units purchased by Novartis at fair value.

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

License Grant to Intellia. Novartis granted the Company a non-exclusive license to its IP covering small molecule for HSC expansion and to its LNP platform technology to research, develop and commercialize HSC and in vivo genome editing products, respectively, in the 2014 Novartis Agreement.

Intellectual Property. IP that the Company develops within the collaboration related to the Company’s CRISPR/Cas9 platform will be owned solely by the Company, while all other IP developed within the collaboration, including IP covering products arising from the collaboration, will be jointly owned by the Company and Novartis.

2018 Amendment to the Agreement. In December 2018, the Company entered into an amendment to this agreement with Novartis (the “Amendment”) which expands the scope of the 2014 Novartis Agreement to include the ex vivo development of CRISPR/Cas9-based cell therapies using limbal stem cells (“LSC”s), a type of OSC, primarily against gene targets selected by Novartis in exchange for a one-time payment of $10.0 million which the Company received in December 2018. The governance, milestones and royalties associated with any LSC program will follow those for the HSC programs. As part of the amendment, Intellia rights to Novartis’ lipid nanoparticle (“LNP”) technology were expanded to include use on all genome editing applications in both in vivo and ex vivo settings.

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

Accounting Analysis. The Company has concluded that the 2014 Novartis Agreement and the Amendment are subject to ASC 606 and has assessed its accounting for them accordingly. The Company evaluated the promised goods and services under the 2014 Novartis Agreement and determined that it included two performance obligations: (1) a combined performance obligation representing a series of distinct goods and services including the licenses to research, develop and commercialize HSC products and their associated research activities and the licenses to research, develop and commercialize CAR-T cell products and their associated research activities; and (2) the preferred units.

The Company determined that the transaction price of the 2014 Novartis Agreement was $59.0 million consisting of the following consideration: (1) the upfront technology access payment of $10.0 million; (2) the additional technology access fees of $20.0 million; (3) the Company’s estimate of variable consideration of $20.0 million related to the quarterly research payments; and (4) the payment for the preferred units of $9.0 million. None of the clinical or regulatory milestones were included in the transaction price, as all milestone amounts were fully constrained. As part of its evaluation of the constraint, the Company considered numerous factors, including that receipt of the milestones is outside the control of the Company and contingent upon future regulatory progress and the licensee’s efforts. Any consideration related to sales-based milestones and royalties will be recognized when the related sales occur as they were determined to relate predominantly to the licenses granted to Novartis and therefore have also been excluded from the transaction price. The Company will re-evaluate the transaction price in each reporting period and when events whose outcomes are resolved or other changes in circumstances occur.

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

The Company determined that there is only one combined performance obligation identified under the Amendment, representing a series of distinct goods and services including the licenses to research, develop and commercialize products using LSCs and their associated research and development services related to the research, development and commercialization of products using LSCs, and allocated the $10.0 million transaction price accordingly. Revenue allocated to this performance obligation is being recognized on a straight-line basis over a period of approximately one year, which, in management’s judgment, is the best measure of progress towards satisfying the performance obligation and represents the Company’s best estimate of the period of the obligation.

Revenue Recognition - Collaboration Revenue. Through March 31, 2019, excluding amounts allocated to Novartis’ purchase of the Company’s Class A-1 and Class A-2 Preferred Units, the Company had recorded a total of $54.4 million in cash and accounts receivable under the 2014 Novartis Agreement. Through March 31, 2019, the Company has recognized $43.6 million of collaboration revenue, including $4.7 million and $2.4 million during the three months ended March 31, 2019 and 2018, respectively, in the condensed consolidated statements of operations and comprehensive loss related to this agreement. As of March 31, 2019, there was approximately $13.8 million of the aggregate transaction price remaining to be recognized, which will be recognized through December 2019.

As of March 31, 2019 and December 31, 2018, the Company had accounts receivable of $1.0 million and $6.0 million, respectively, and deferred revenue of $10.8 million and $14.5 million, respectively, related to this agreement.

Regeneron Pharmaceuticals, Inc.

In April 2016, the Company entered into a license and collaboration agreement (the “Regeneron Agreement”) with Regeneron.

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

Scope of Collaboration. Under the terms of the six-year collaboration, Regeneron may obtain exclusive rights for up to 10 targets to be chosen by Regeneron during the collaboration term, subject to a target selection process and various adjustments and limitations set forth in the agreement. Of these 10 total targets, Regeneron may select up to five non-liver targets, while the remaining targets must be focused in the liver. Certain non-liver targets from the Company’s ongoing and planned research at the time, as well as any targets included in another of the Company’s collaborations, are excluded from this collaboration. At the inception of the agreement, Regeneron selected the first of its 10 targets, transthyretin amyloidosis (“ATTR”), which is subject to a Co/Co between the Company and Regeneron, the general terms and conditions for which were outlined within the Regeneron Agreement.

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

Governance. The parties formed a joint steering committee, which is responsible for setting research objectives and overseeing the general strategies and activities undertaken by the parties under the Regeneron Agreement.  Additionally, the parties formed a Joint Development and Commercialization Committee (“JDCC”) to oversee all profit share products under the Co/Co discussed below.  The JDCC will have responsibility for overseeing the development, manufacture, regulatory matters, and commercialization (including pricing and reimbursement) of ATTR, as the first profit share product under the collaboration agreement.

Financial Terms. The Company received a nonrefundable upfront payment of $75.0 million. In addition, on Regeneron programs that are not subject to co-development and co-promotion agreements the Company may be eligible to earn, on a per-licensed target basis, (i) up to $25.0 million in development milestones, including for the dosing of the first patient in each of Phase I, Phase II and Phase III clinical trials, (ii) up to $110.0 million in regulatory milestones, including for the acceptance of a regulatory filing in the U.S., and for obtaining regulatory approval in the U.S. and in certain other identified countries, and (iii) up to $185.0 million in sales-based milestone payments. The Company is also eligible to earn royalties ranging from the high single digits to low teens, in each case, on a per-product basis, which royalties are potentially subject to various reductions and offsets and incorporate the Company’s existing low- to mid-single-digit royalty obligations under a license agreement with Caribou. In addition, Regeneron is obligated to fund 50.0 percent of the research and development costs for the ATTR program.

Equity Investments. In connection with this collaboration, Regeneron purchased $50.0 million of the Company’s common stock in a private placement under a Stock Purchase Agreement concurrent with the Company’s initial public offering.

Term and Termination. The collaboration term ends in April 2022, except that Regeneron may make a one-time payment of $25.0 million to extend the term for an additional two-year period. The agreement will continue until the date when no royalty or other payment obligations are due, unless earlier terminated in accordance with the terms of the agreement. Regeneron’s royalty payment obligations expire on a country-by-country and product-by-product basis upon the later of (i) the expiration of the last valid claim of the royalty-bearing patents covering such product in such country, (ii) 12 years from the first commercial sale of such product in such country, or (iii) the expiration of regulatory exclusivity for such product. The Company may terminate the agreement on a target-by-target basis if Regeneron does not proceed with the development of a product directed to a selected target within specified periods of time. Regeneron may terminate the agreement, without cause, upon 180 days written notice to the Company, either in its entirety or on a target-by-target basis, in which event, certain rights in the terminated targets and associated IP revert to the Company, as described in the agreement. Following such termination, the Company may owe Regeneron royalties, in certain circumstances, up to mid-single digits on any terminated targets that the Company subsequently commercializes on a product-by-product basis for a period of 12 years after the first commercial sale of any such products. Either party may terminate the agreement either in its entirety or with respect to the technology collaboration or one or more of the targets selected by Regeneron, in the event of the other party’s uncured material breach.

Co-Development and Co-Promotion Agreement. In July 2018, the Company and Regeneron finalized the form of the Co/Co that will be used as the basis for each Co/Co agreement directed to a target. Simultaneously, the Company and Regeneron executed the Co/Co agreement directed to the first collaboration target, ATTR, for which the Company will be the clinical and commercial Lead Party (see below). As such, Regeneron will be the Participating Party (see below) and will share equally in worldwide development costs and profits as long as it funds half of the defined research and development costs attributable to the ATTR program.

Co-Development and Co-Promotion: Agreement Structure. Under the Co/Co agreement, Regeneron has the right to exercise up to at least five Co/Co options on the Company’s liver targets (other than the Company’s reserved liver targets), while the Company may exercise at least one Co/Co option on Regeneron’s liver targets, the exact number of Co/Co options being subject to certain conditions of the target selection process. Co/Co options must be exercised (or forfeited) once a target reaches a defined preclinical stage. Within 15 days of exercising the Co/Co option, the party exercising the option must pay $1.5 million to the other party as compensation for prior work. The ATTR program was exempted from this payment. One Party will be the “Lead Party” and the other Party the “Participating Party”. The Lead Party shall have control and primary responsibility for the development, manufacturing, regulatory and commercial activities. The Participating Party shall have the right to consult on these activities through its participation on the JDCC and will have the right to co-fund development and commercialization activities in exchange for a share of profits. In general, the parties will share equally in worldwide development costs and profits of any future products. Prior to reaching a specific development milestone, the Participating Party may elect to reduce its share of worldwide development costs and profits by 50.0 percent.

Co-Development and Co-Promotion: Termination. Either party may terminate by providing 180 days written notice. If the Company terminates, the product becomes a Regeneron product, and is subject to all future milestone and royalty payment obligations under the Regeneron agreement. If Regeneron terminates and has contributed at least $5.0 million in development costs, the Company will pay low- to mid-single digit royalties on the net sales of the product, depending on co-funding percentage, stage at termination, if any, and Regeneron IP incorporated into the product.

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

The Company also concluded that the ATTR Co/Co meets the definition of a collaborative arrangement per ASC 808, which is outside of the scope of ASC 606. Since ASC 808 does not provide recognition and measurement guidance for collaborative arrangements, the Company has analogized to ASC 606. As such, the Company classifies payments received or made under the cost sharing provisions of the ATTR Co/Co as a component of revenues in the condensed consolidated statements of operations and comprehensive loss.

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

Revenue Recognition – Collaboration Revenue. Through March 31, 2019, excluding the amounts allocated to Regeneron’s purchase of common stock, the Company recorded a $75.0 million upfront payment and $14.7 million for research and development services under the Regeneron Agreement. Through March 31, 2019, the Company has recognized $51.3 million of collaboration revenue, including $5.7 million and $5.1 million during the three months ended March 31, 2019 and 2018, respectively, in the condensed consolidated statements of operations and comprehensive loss related to this arrangement. This includes $2.6 million and $2.0 million, respectively, representing payments due from Regeneron pursuant to the ATTR Co/Co, which is accounted for under ASC 808. As of March 31, 2019, there was approximately $38.3 million of the aggregate transaction price remaining to be recognized, which will be recognized ratably through April 2022.

As of March 31, 2019 and December 31, 2018, the Company had accounts receivable of $2.6 million and $1.5 million, respectively, and deferred revenue of $38.3 million and $41.4 million, respectively, related to this arrangement.

6.Leases

In October 2014, the Company entered into an agreement to lease office and laboratory space at 130 Brookline Street in Cambridge, Massachusetts under an operating lease agreement with a term through January 2020, with an option to extend the term of the lease for an additional five-year period. In April 2019, the Company executed an amendment to the lease to extend the term of the lease for the additional five-year period.  Refer to Note 11, Subsequent Event, for additional information regarding this lease amendment. Upon the execution of the original lease, the Company provided a $0.3 million security deposit. The Company has recorded this security deposit in other assets on the condensed consolidated balance sheets.

In applying the ASC 842 transition guidance, the Company retained the classification of this lease as operating and recorded a lease liability and a right-of-use asset on the ASC 842 effective date with the five-year extension included in the lease term, based on the Company’s election of the hindsight practical expedient as the Company was reasonably certain to exercise this option term.

In March 2019, the Company entered into a separate agreement to sublease additional office and laboratory space at 130 Brookline Street in Cambridge, Massachusetts under an operating sublease agreement with a term through April 2021, with two options to extend the agreement by one-year each, for a total option period of up to two years. No right-of-use asset or lease liability has been recorded for this lease as of March 31, 2019, as the lease does not commence until April 2019. The Company estimates that at commencement it will recognize a right-of-use asset and lease liability between $1.0 million and $1.5 million.

In January 2016, the Company entered into a ten-year agreement to lease office and laboratory space at 40 Erie Street in Cambridge, Massachusetts under an operating lease agreement, with an option to terminate the lease at the end of the sixth year and an option to extend the term of the lease for an additional three years. Upon the execution of this lease, the Company provided a $2.2 million security deposit, which has been recorded in other assets on the condensed consolidated balance sheets. In addition, the Company had prepaid $2.2 million in lease payments as of December 31, 2018 under the terms of this lease. In applying the ASC 842 transition guidance, the Company retained the classification of this lease as operating and recorded a lease liability and a right-of-use asset on the ASC 842 effective date.

Throughout the term of its leases, the Company is responsible for paying certain costs and expenses, in addition to the rent, as specified in the lease, including a proportionate share of applicable taxes, operating expenses and utilities. The variable portion of these costs are expensed as incurred and are disclosed as variable lease cost.

The following table contains a summary of the lease costs recognized under Topic 842 and other information pertaining to the Company’s operating leases for the three months ended March 31, 2019:

(in thousands)
Lease cost
Operating lease cost	$1,703
Variable lease cost	537
Total lease cost	$2,240

Other information
Operating cash flows used for operating leases	$1,487
Operating lease liabilities arising from obtaining right-of-use assets	-
Weighted average remaining lease term	3.9 years
Weighted average discount rate	9.00%

Future minimum lease payments under the Company’s non-cancelable operating leases as of March 31, 2019, are as follows:

Future Operating Lease Payments
Year Ending December 31,	(in thousands)
2019 (excluding the three months ended 3/31/19)	$4,980
2020	6,483
2021	6,618
2022	4,733
2023	871
Thereafter	943
Total lease payments	$24,628
Less: imputed interest	(3,655)
Less: leases not yet commenced	(1,460)
Total operating lease liabilities at March 31, 2019	$19,513

Future minimum lease payments under the Company’s non-cancelable operating leases as of December 31, 2018, are as follows:

Year Ending December 31,	(In thousands)
2019	$5,616
2020	4,963
2021	5,507
2022	3,861
Thereafter	-
$19,947

7.Equity-Based Compensation

Equity-based compensation expense is classified in the condensed consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Research and development	$1,783	$2,393
General and administrative	2,809	1,714
Total	$4,592	$4,107

Restricted Stock

Restricted stock is measured at fair value based on the quoted price of the Company’s common stock.

The following table summarizes the Company’s restricted stock activity for the three months ended March 31, 2019:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested restricted stock as of December 31, 2018	109,073	$15.53
Granted	-	-
Vested	(29,881)	1.34
Cancelled	-	-
Unvested restricted stock as of March 31, 2019	79,192	$20.89

As of March 31, 2019, there was $1.0 million of unrecognized equity-based compensation expense related to restricted stock that is expected to vest. These costs are expected to be recognized over a weighted average remaining vesting period of 1.6 years.

Stock Options

The weighted average grant date fair value of options, estimated as of the grant date using the Black-Scholes option pricing model, was $8.94 per option and $18.28 per option for those options granted during the three months ended March 31, 2019 and 2018, respectively. Key assumptions used to apply this pricing model were as follows:

	Three Months Ended March 31,
	2019	2018
Risk-free interest rate	2.6%	2.5%
Expected life of options	6.0 years	6.0 years
Expected volatility of underlying stock	69.2%	89.4%
Expected dividend yield	0.0%	0.0%

The following is a summary of stock option activity for the three months ended March 31, 2019:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding at December 31, 2018	5,037,663	$15.63
Granted	446,333	14.13
Exercised	(30,800)	11.64
Forfeited	(121,742)	19.45
Outstanding at March 31, 2019	5,331,454	$15.43	7.83	$18,628
Exercisable at March 31, 2019	2,073,239	$12.49	6.54	$11,814

As of March 31, 2019, there was $37.0 million of unrecognized compensation cost related to stock options that are expected to vest. These costs are expected to be recognized over a weighted average remaining vesting period of 2.7 years.

Of the unvested restricted stock outstanding and stock options outstanding as of March 31, 2019, 71,875 are performance-based restricted stock units and 213,750 are performance-based stock options. The performance-based restricted stock units and performance-based stock options vest upon obtaining certain scientific and regulatory milestones through 2020.  At March 31, 2019, 71,875 performance-based restricted stock units and 188,750 performance-based options are not included in computing the diluted (loss) earnings per share because the performance criteria had not been met as of the end of the reporting period.

8.	Loss Per Share

The Company calculates basic (loss) earnings per share by dividing (loss) income by the weighted average number of common shares outstanding. The Company computes diluted (loss) earnings per share after giving consideration to the dilutive effect of stock options and unvested restricted stock that are outstanding during the period, except where such securities would be anti-dilutive.

Basic and diluted loss per share was calculated as follows:

	Three Months Ended March 31,
	2019	2018
	(In thousands, except share data)
Net loss	$(21,940)	$(21,356)
Weighted average shares outstanding, basic and diluted	45,234,326	42,042,586
Net loss per share, basic and diluted	$(0.49)	$(0.51)

The following common stock equivalents were excluded from the calculation of diluted loss per share because their inclusion would have been anti-dilutive:

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Unvested restricted stock	79	400
Stock options	5,331	4,771
	5,410	5,171

9.Stockholders’ Equity

The following tables present changes in stockholders’ equity for the three-month periods ended March 31, 2019 and 2018 (in thousands, except share data):

			Additional	Accumulated Other		Total
	Common		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balance at December 31, 2018	45,224,480	$5	$478,968	$(28)	$(201,025)	$277,920
Retroactive adjustment to beginning accumulated deficit for adoption of ASC 842	-	-	-	-	(320)	(320)
Issuance of common stock through at-the-market offering, net of issuance costs of $120	223,818	-	3,639	-	-	3,639
Exercise of stock options	30,800	-	360	-	-	360
Equity-based compensation	-	-	4,592	-	-	4,592
Other comprehensive gain	-	-	-	87	-	87
Net loss	-	-	-	-	(21,940)	(21,940)
Balance at March 31, 2019	45,479,098	$5	$487,559	$59	$(223,285)	$264,338

			Additional	Accumulated Other		Total
	Common		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)

Balance at December 31, 2017	42,384,623	$4	$421,706	$-	$(121,113)	$300,597
Retroactive adjustment to beginning accumulated deficit for adoption of ASU 2014-09	-	-	-	-	5,431	5,431
Exercise of stock options	709,321	-	6,720	-	-	6,720
Cancellation of restricted stock	(2,022)	-	-	-	-	-
Equity-based compensation	-	-	4,107	-	-	4,107
Net loss	-	-	-	-	(21,356)	(21,356)
Balance at March 31, 2018	43,091,922	$4	$432,533	$-	$(137,038)	$295,499

10.	Related Party Transactions

Caribou Biosciences

In July 2014, the Company licensed from Caribou certain IP and entered into an arrangement under which Caribou provided research and development services. In addition, under the license agreement the Company agreed to pay 30 percent of Caribou’s patent prosecution, filing and maintenance costs under its IP license agreement with Caribou. Caribou owned 5.5 percent of the Company’s voting interests as of December 31, 2018 and 4.0 percent as of March 31, 2019.

On October 17, 2018, the Company initiated an arbitration proceeding with JAMS against Caribou asserting that Caribou is violating the terms and conditions of the license agreement, as well as other contractual and legal rights, by using and seeking to license to third parties technology covered by two patent families (described in, for instance, PCT No. PCT/US2016/015145 and PCT No. PCT/US2016/064860, and related patents and applications) relating to specific structural or chemical modifications of guide RNAs, that were purportedly invented or controlled by Caribou, in the Company’s exclusive human therapeutic field. Caribou has asserted that the two families of IP are outside the scope of the license agreement. In accordance with the Caribou License, the Company has submitted a demand for arbitration seeking a declaration that the disputed IP is included within the scope of the Company’s license under the Caribou License, an award of compensatory, consequential and punitive damages based on Caribou’s conduct, and an injunction prohibiting Caribou from licensing or using this IP in the Company’s exclusive human therapeutics field, among other claims. The arbitration will take place in San Francisco, California with a decision expected during the third quarter of 2019.

The Company recognized general and administrative expense of $0.2 million during each of the three-month periods ended March 31, 2019 and 2018, respectively, related to the Company’s obligation to pay 30 percent of Caribou’s patent prosecution, filing and maintenance costs.

Novartis Institutes for BioMedical Research

In connection with its entry into the collaboration and license agreement and related equity transactions with Novartis, in 2015 the Company issued Novartis capital stock, and in May 2016, Novartis acquired 277,777 shares of the Company’s common stock in a private placement transaction concurrent with the Company’s IPO. As a result of these capital stock transactions, Novartis collectively owned 9.6 percent of the Company’s voting interests as of March 31, 2019.

The Company recognized collaboration revenue of $4.7 million and $2.4 million during the three months ended March 31, 2019 and 2018, respectively, related to this agreement. As of March 31, 2019 and December 31, 2018, the Company had recorded accounts receivable of $1.0 million and $6.0 million, respectively, and deferred revenue of $10.8 million and $14.5 million, respectively, related to this collaboration. Refer to Note 5, Collaborations, for additional information regarding this collaboration agreement.

11.	Subsequent Event

On April 5, 2019,  the Company entered into a First Amendment to Lease (the “Lease Amendment”) with MIT 130 Brookline Leasehold LLC (the “Landlord”). The Lease Amendment amends the Company’s existing lease with the Landlord, dated as of October 21, 2014, as affected by a certain letter agreement dated June 12, 2015 (collectively, the “130 Brookline Lease”), pursuant to which the Company leased approximately 15,169 rentable square feet of space in the building located at 130 Brookline Street, Cambridge, Massachusetts.

Pursuant to the Lease Amendment,  the Company exercised its option to extend the term of the 130 Brookline Lease by five years from the original expiration date of January 31, 2020 to January 31, 2025, unless earlier terminated in accordance with the terms of the 130 Brookline Lease (the “Extension Term”). Base rent will be approximately $0.1 million per month for the first 12 months following the commencement of the Lease Amendment, with three percent annual increases thereafter through the Extension Term. As an inducement to the Company entering into this Lease Amendment, the Landlord is providing a special tenant improvement allowance equal to approximately $0.2 million to be used by the Company solely for costs incurred by the Company for alterations to the premises performed in accordance with certain articles of the 130 Brookline Lease.

There were no other material changes to our contractual obligations and commitments, outside the ordinary course of business from those disclosed in our annual report, during the three months ended March 31, 2019.  See Note 6, “Leases”, for further information regarding our operating leases.

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
•

our ability to advance any product candidates into, and successfully complete, clinical studies, including clinical studies necessary for regulatory approval and commercialization, and to demonstrate to the regulators that the product candidates are safe, effective, pure and potent and that their benefits outweigh known and potential risks for the intended patient population;

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

All of our express or implied forward-looking statements are as of the date of this Quarterly Report on Form 10-Q only. In each case, actual results may differ materially from such forward-looking information. We can give no assurance that such expectations or forward-looking statements will prove to be correct. An occurrence of or any material adverse change in one or more of the risk factors or risks and uncertainties referred to in this Quarterly Report on Form 10-Q or included in our other public disclosures or our other periodic reports or other documents or filings filed with or furnished to the Securities and Exchange Commission (the “SEC”) could materially and adversely affect our business, prospects, financial condition and results of operations. Except as required by law, we do not undertake or plan to update or revise any such forward-looking statements to reflect actual results, changes in plans, assumptions, estimates or projections or other circumstances affecting such forward-looking statements occurring after the date of this Quarterly Report on Form 10-Q, even if such results, changes or circumstances make it clear that any forward-looking information will not be realized. Any public statements or disclosures by us following this Quarterly Report on Form 10-Q that modify or impact any of the forward-looking statements contained in this Quarterly Report on Form 10-Q will be deemed to modify or supersede such statements in this Quarterly Report on Form 10-Q.

Management Overview

Intellia Therapeutics, Inc. (“we,” “us,” “our,” “Intellia,” or the “Company”) is a leading genome editing company focused on developing curative therapeutics utilizing a biological tool known as CRISPR/Cas9, which stands for Clustered, Regularly Interspaced Short Palindromic Repeats (“CRISPR”)/CRISPR associated 9 (“Cas9”). This is a technology for genome editing, the process of altering selected sequences of genomic deoxyribonucleic acid (“DNA”). We believe that CRISPR/Cas9 technology has the potential to transform medicine by editing disease-associated genes with a single treatment course, and that it can also be used to create novel engineered cell therapies that can replace a patient’s diseased cells or effectively target various cancers and autoimmune diseases. We leverage our leading scientific expertise, clinical development experience and intellectual property (“IP”) position to unlock a broad set of therapeutic applications for CRISPR/Cas9 genome editing and to develop a potential new class of therapeutic products.

Our management’s discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, which have been prepared by us in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), for interim periods and with Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended. This discussion and analysis should be read in conjunction with these unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q as well as in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

We aim to build a long-term company to fulfill our mission to develop curative genome editing treatments that can positively transform the lives of people living with severe and life-threatening disease. We believe we can deliver on our mission and provide long-term benefits for all of our stakeholders by focusing on the following key elements:

•	Develop curative CRISPR/Cas9-based medicines;
•	Advance our science to help more patients;
•	Foster an environment that is the best place to make therapies; and
•	Focus on long-term sustainability.

Our strategy is to build a full-spectrum genome editing company by leveraging our CRISPR/Cas9 platform across two areas: in vivo applications, in which CRISPR/Cas9 is the therapy, delivered to target cells within the body; and ex vivo applications, in which CRISPR/Cas9 creates the therapy of engineered human cells. All of our revenue to date has been collaboration revenue. Since our inception and through March 31, 2019, we have raised an aggregate of approximately $572.3 million to fund our operations, of which $143.1 million was through our collaboration agreements, $170.5 million was from our initial public offering and concurrent private placements, $141.0 million was from a follow-on offering, $85.0 million was from the sale of convertible preferred stock and $32.7 million was from an at-the-market offering.

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

Our pipeline includes in vivo proprietary programs targeting genetic diseases, including transthyretin amyloidosis (“ATTR”), which we are co-developing with Regeneron Pharmaceuticals, Inc. (“Regeneron”), alpha-1 antitrypsin deficiency (“AATD”), and other disorders such as primary hyperoxaluria. Our pipeline also includes ex vivo programs consisting of two separate efforts: 1) a set of proprietary programs focused on engineered cell therapies to treat various cancers and autoimmune diseases, and 2) partnered programs developed in collaboration with Novartis Institutes for BioMedical Research, Inc. (“Novartis” or “NIBR”), focused on chimeric antigen receptor T cells (“CAR-T cells”), hematopoietic stem cells (“HSCs”), the stem cells from which all of the various types of blood cells originate, and stem cells in the eye, or ocular stem cells (“OSCs”).

Our Pipeline

Our in vivo programs focus on treating diseases attributable to genes expressed in the liver that have significant unmet medical needs – ATTR (which we are co-developing with Regeneron), AATD, and primary hyperoxaluria type 1 (“PH1”). Delivery plays a key role in our in vivo therapeutic approach. We have shown in animal models that our proprietary lipid nanoparticle (“LNP”) delivery technology, which encapsulates the therapeutic Cas9 messenger RNA and guide RNA into LNPs, can systemically deliver these therapeutic components to the liver.

For ex vivo applications, our wholly owned programs focus on next-generation, engineered cell therapy solutions that utilize antigen specific T cell receptors (“TCR”s). Our goal for the ex vivo pipeline is to move from autologous to allogeneic therapies, and from blood to solid tumors. Our other ex vivo programs, which are partnered with Novartis, use CRISPR/Cas9 to research potentially allogeneic CAR-T cell therapies, as well as engineered HSC and OSC product candidates.

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

Transthyretin Amyloidosis – (“ATTR”)

ATTR is a progressive and fatal disorder resulting from deposition of insoluble amyloid fibrils into multiple organs and tissues leading to systemic failure. Blood-borne transthyretin protein (“TTR”) is produced by hepatocytes and normally circulates as a soluble homotetramer that facilitates transport of vitamin A, via retinol binding protein, as well as the thyroid hormone, thyroxine. Mutations in the TTR gene lead to the production of TTR proteins that are destabilized in their tetramer form. These tetramers more readily dissociate into the monomeric form, and thence to an aggregative form that results in amyloid deposits in tissues. These deposits cause damage in those tissues, resulting in a disorder known as hereditary TTR amyloidosis (“hATTR”). Over 120 different genetic mutations are currently known to cause hATTR.

Deposits of TTR amyloid in the heart, nerves, and/or other tissues can lead to diverse symptoms, often including peripheral neuropathy and/or cardiomyopathy. Historically, hATTR with peripheral neuropathy was known as familial amyloidotic polyneuropathy, whereas hATTR with cardiomyopathy was known as familial amyloidotic cardiomyopathy. Typical onset of disease symptoms is during adulthood and can be fatal within two to 15 years. Estimates suggest that approximately 50,000 patients suffer from hATTR worldwide.

In addition to the hereditary forms described above, ATTR can also develop spontaneously in the absence of any TTR gene mutation. This wild-type ATTR (“wtATTR”), also known as senile systemic amyloidosis, is increasingly being recognized as a significant and often undiagnosed cause of heart failure in the elderly and is the subject of active investigation. Recent estimates suggest that, globally, between 200,000 and 500,000 people may suffer from wtATTR with cardiomyopathy.

Our lead candidate for the treatment of ATTR, NTLA-2001, which demonstrated an average of >95% reduction in circulating TTR protein in non-human primates (“NHP”s), has been nominated as our first in vivo development candidate to advance into Investigational New Drug (“IND”)-enabling toxicology studies. Preliminary results from substantially completed dose-range finding studies showed a favorable tolerability profile; and data from multiple studies in NHPs demonstrated durable liver editing with sustained reduction of circulating TTR through 10 months of observation following a single dose. We recently announced plans to begin IND-enabling toxicology studies of NTLA-2001 in mid-2019 and that it remains on track to submit an IND application in 2020. NTLA-2001 is being co-developed with Regeneron; we are the lead development and commercialization party.

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

PH1, one of three types of primary hyperoxaluria, is caused by a deficiency of the liver-specific peroxisomal enzyme alanineglyoxylate aminotransferase (“AGT”), which results in the accumulation of glyoxylate and excessive production of both oxalate and glycolate. PH1 is the most common form of primary hyperoxaluria, accounting for approximately 80 percent of cases, and it has an estimated prevalence of 1-3 cases per million population. PH1 can occur at almost any age, but typically presents during childhood.  While kidney stone formation is often the first sign of disease, 20 to 50 percent of patients have advanced chronic kidney disease or even ESRD at the time of diagnosis. Data from the Rare Kidney Stone Consortium indicate that the median age at diagnosis of ESRD is 24 years, highlighting the progressive nature of the disease.

At the 2019 American Society of Gene and Cell Therapy (“ASGCT”) Annual Meeting, we presented new data demonstrating that independent CRISPR-mediated knockout of each of two targets of interest, either lactate dehydrogenase A (Ldha) or hydroxyacid oxidase 1 (Hao1), via our proprietary LNP delivery technology, results in a durable, therapeutically relevant reduction of oxalate excretion in a mouse model of PH1. We observed that CRISPR-mediated knockout of the Ldha gene in a PH1 mouse model disrupts LDHA protein production and reduces urinary oxalate levels by 63%. In a second distinct approach, we also observed that a CRISPR-mediated knockout of the Hao1 gene disrupts glycolate-to-glyoxylate conversion, resulting in a urinary oxalate level reduction of 57% in a PH1 mouse model. In each individual knockout approach of either Ldha or Hao1, these reduced levels of urinary oxalate were sustained for at least 15 weeks.

Gene Insertion

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

At the 2018 European Society of Gene and Cell Therapy (“ESCGT”), in a collaboration between Intellia and Regeneron, researchers combined our LNP delivery system of CRISPR/Cas9 with an AAV containing a proprietary bi-directional insertion template. Using the combination LNP-AAV insertion delivery system in mice, we achieved blood levels of human Factor IX (“FIX”) protein, produced by an inserted Factor 9 (“F9”) gene, corresponding to levels higher than those required in a clinical setting, after a single dose. FIX is a blood-clotting protein that is missing or defective in hemophilia B patients. This hybrid LNP-AAV delivery approach was then applied to our wholly owned AATD program to achieve CRISPR-mediated insertion of donor template DNA encoding the SERPINA1 gene. The insertion resulted in blood protein levels in mice that correspond to AAT blood levels that prevent progressive loss of pulmonary capacity in humans. These data show that the hybrid LNP-AAV delivery system can achieve targeted, stable insertion of DNA by combining the advantages of transient Cas9 expression via LNP-based delivery with AAV as a template delivery approach.  These data further highlight the potential to simultaneously address a broad set of genetic diseases which may require complex edits.

Building on the data presented at the 2018 ESGCT Meeting, we presented data at the 2019 ASGCT Annual Meeting demonstrating the first CRISPR-mediated, targeted transgene insertion in the liver of NHPs, using F9 as a model gene. NHP data showed that a single administration achieved ~3-4 μg/mL of circulating human FIX protein at day 14 and was sustained through 28 days (~3-5 μg/mL) of completed observation in an ongoing study. The levels of circulating human FIX protein demonstrated in NHPs correspond with the normal 3-5 μg/mL range of human FIX protein levels (source: Amiral et al, Clin. Chem., 1984). The NHP data shared also incorporates the improved CRISPR/Cas9 LNP identified from the ATTR program. In addition, we also shared updated results from an ongoing durability study, first reported in October 2018 at ESGCT, that the circulating supratherapeutic human FIX protein levels achieved in mice with our hybrid LNP-AAV delivery system have remained stable through 10 months of observation.

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
•

Outside our Novartis collaboration, we are exploring non-CAR-T cellular approaches that use immune cells, including T cells expressing recombinant TCRs, for oncology indications. For example, in our existing collaboration with Ospedale San Raffaele, a leading European research-university hospital, we are identifying optimized TCRs recognizing a tumor target that could be used to treat certain cancers.

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

Acute myeloid leukemia - (“AML”)

AML includes a heterogeneous group of blood cancers arising from the malignant expansion of hematopoietic cells of the myeloid lineage.  AML is associated with weakness, fatigue, and bleeding resulting from the depletion of healthy myeloid cells, and is typically rapidly progressive and fatal without immediate treatment. AML is an aggressive and hard-to-treat cancer, resulting in an overall 5-year survival of less than 30 percent.  AML is the most common acute leukemia in adults and is associated with the largest number of annual deaths from leukemia in the U.S.  Specifically, it is estimated that there will be approximately 20,000 new cases of AML in the U.S. in 2019 as well as more than 10,000 deaths.  While AML can occur at any age, the prevalence of the disease increases with age, resulting in a median age at diagnosis of 67 years.

Along with our research collaborators at IRCCS Ospedale San Raffaele, we presented new in vitro data at the 2019 ASGCT Annual Meeting showing that CRISPR/Cas9 editing resulted in >98% knockout of endogenous TCRs , while achieving transfer of various Wilms’ Tumor 1 (“WT1”)-specific TCRs into >95% of isolated T cells. In addition, the engineered T cells were functional and capable of specifically killing a panel of leukemic blasts from patients that expressed the WT1 epitope. Based on these results, we have identified multiple lead TCRs restricted to the HLA-A*02:01 allele to move into functional testing in patient-derived xenograft models for an autologous TCR-based therapy targeting WT1 for the treatment of AML. The studies are expected to begin in mid-2019 and will inform the nomination of our first engineered cell therapy development candidate by the end of 2019.

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

CAR-T cell Program

In 2017, the first CAR-T cell products, including Novartis’ Kymriah, were approved by the U.S. Food and Drug Administration (“FDA”) to treat certain oncological indications such as pediatric acute lymphoblastic leukemia and Non-Hodgkins Lymphoma. Additional therapies are being developed for blood cancers such as AML, multiple myeloma and chronic lymphocytic leukemia, as well as several other solid-tumor cancers. In CAR-T cell therapy, naturally-occurring immune cells, specifically T cells, are modified ex vivo by inserting a CAR into the T cells, thereby redirecting their response towards cancer cells.

CAR-T cell products can benefit from the application of CRISPR/Cas9 in multiple ways, including:

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

Novartis Institutes for BioMedical Research, Inc. (“Novartis”)

As described in Note 5, “Collaborations—Novartis Institutes for BioMedical Research, Inc.,” in December 2014, we entered into a strategic collaboration agreement with Novartis, primarily focused on the development of new ex vivo CRISPR/Cas9-edited therapies using CAR-T cells and HSCs.

In December 2018, we entered into an amendment to this agreement with Novartis which expands the scope of the 2014 Novartis Agreement to include the ex vivo development of CRISPR/Cas9-based cell therapies using limbal stem cells (“LSC”s), a type of OSC, primarily against gene targets selected by Novartis in exchange for a one-time payment of $10.0 million which we received in December 2018.

Through March 31, 2019, we had recorded a total of $54.4 million in cash and accounts receivable under the 2014 Novartis Agreement. Through March 31, 2019, we have recognized $43.6 million of collaboration revenue, including $4.7 million and $2.4 million in the three months ended March 31, 2019 and 2018, respectively, in the condensed consolidated statements of operations related to this agreement. As of March 31, 2019 and December 31, 2018, we had accounts receivable of $1.0 million and $6.0 million, respectively, and deferred revenue of $10.8 million and $14.5 million, respectively, related to this agreement.

Regeneron Pharmaceuticals, Inc.

As described in Note 5, “Collaborations—Regeneron Pharmaceuticals, Inc.,” in April 2016, we entered into a license and collaboration agreement with Regeneron. The agreement includes a product development component under which the parties will research, develop and commercialize CRISPR/Cas-based therapeutic products primarily focused on genome editing in the liver as well as a technology collaboration component, pursuant to which we and Regeneron will engage in research and development activities aimed at discovering and developing novel technologies and improvements to CRISPR/Cas technology to enhance our genome editing platform. Under this agreement, we also may access the Regeneron Genetics Center and proprietary mouse models to be provided by Regeneron for a limited number of our liver programs.

Through March 31, 2019, we recorded a $75.0 million upfront payment and $14.7 million for research and development services under the Regeneron Agreement. Through March 31, 2019, we have recognized $51.3 million of collaboration revenue, including $5.7 million and $5.1 million during the three months ended March 31, 2019 and 2018, respectively. This includes $2.6 million and $2.0 million, respectively, representing payments due from Regeneron pursuant to the ATTR Co/Co, which is accounted for under ASU No. 2018-18, Collaborative Arrangements (“ASC 808”).  As of March 31, 2019 and December 31, 2018, we had accounts receivable of $2.6 million and $1.5 million, respectively, and deferred revenue of $38.3 million and $41.4 million, respectively, related to this agreement.

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

Interest Income

Interest income is income earned on our cash equivalents and marketable securities.

Results of Operations

The following discussion of the financial condition and results of operations should be read in conjunction with the accompanying condensed consolidated financial statements and the related footnotes thereto.

Comparison of Three Months Ended March 31, 2019 and 2018

The following table summarizes our results of operations for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,		Period-to-
	2019	2018	Period Change
	(in thousands)
Collaboration revenue	$10,433	$7,469	$2,964
Operating expenses:
Research and development	23,709	22,493	1,216
General and administrative	10,533	7,406	3,127
Total operating expenses	34,242	29,899	4,343
Operating loss	(23,809)	(22,430)	(1,379)
Interest income	1,869	1,074	795
Net loss	$(21,940)	$(21,356)	$(584)

Collaboration Revenue

Collaboration revenue increased approximately $3.0 million to $10.4 million during the three months ended March 31, 2019, as compared to $7.5 million during the three months ended March 31, 2018. The increase in collaboration revenue during the three months ended March 31, 2019 is primarily caused by a $2.4 million increase related to an amendment to the Novartis Agreement, for which we received a one-time payment of $10.0 million in December 2018. Additionally, collaboration revenue increased in the three months ended March 31, 2019 due to increased research and development services related to our ATTR program with Regeneron, increasing to $2.6 million during the three months ended March 31, 2019 as compared to $2.0 million during the three months ended March 31, 2018.

During the three months ended March 31, 2019 and 2018, collaboration revenue consisted of amounts recognized from deferred revenue related to an upfront payment received and amounts for research and development services under the Regeneron collaboration as well as amounts recognized from deferred revenue related to upfront technology access payments for licenses, technology access fees and research funding under the Novartis collaboration.

Research and Development

Research and development expenses increased $1.2 million to $23.7 million during the three months ended March 31, 2019, as compared to $22.5 million during the three months ended March 31, 2018. This increase is primarily related to increases in personnel-related costs of $0.9 million, driven by our growth in headcount; $0.5 million in information technology and software costs related to our research and development activities; and $0.3 million in depreciation on lab equipment. These increases were offset in part by a $0.6 million decrease in stock-based compensation due to some of our earlier grants being fully vested and a decrease in research and development expenses of $0.3 million due to the timing of material expenditures.

Through 2019, we expect research and development expenses to increase as we continue to grow our research and development team and advance our ATTR program towards clinical development.

General and Administrative

General and administrative expenses increased $3.1 million to $10.5 million during the three months ended March 31, 2019, compared to $7.4 million during the three months ended March 31, 2018. This increase was primarily related to an increase of $1.4 million in personnel-related costs, which includes a $1.1 million increase in equity-based compensation expense, as we grew in headcount; and an increase of $1.3 million in legal fees, which were principally related to IP matters.

Through 2019, we expect general and administrative expenses to increase as we continue to support the research and development team and advance our research plans.

Interest Income

Interest income increased by approximately $0.8 million to $1.9 million during the three months ended March 31, 2019 as compared to $1.1 million during the three months ended March 31, 2018. This increase was caused by a change to our investment policy in late 2018, allowing for investment in marketable securities, as well as a general increase in interest rates.

Liquidity and Capital Resources

Since our inception through March 31, 2019, we have raised an aggregate of $572.3 million to fund our operations, of which $143.1 million was through our collaboration agreements, $170.5 million was from our initial public offering and concurrent private placements, $141.0 million was from a follow-on public offering, $85.0 million was from the sale of convertible preferred stock and $32.7 million was from an at-the-market offering. As of March 31, 2019, we had $296.6 million in cash, cash equivalents and marketable securities.

We are entitled to receive research payments under our collaboration with Novartis and are also eligible to earn a significant amount of milestone payments and royalties, in each case, on a per-product basis under our collaboration with Novartis and on a per-target basis under our collaboration with Regeneron. Our ability to earn these milestones and the timing of achieving these milestones is dependent upon the outcome of our research and development activities and is uncertain at this time. Our rights to payments under our collaboration agreements are our only committed external source of funds.

At-the-Market Offering

On October 12, 2018, we filed a Shelf Registration Statement with the SEC in relation to the registration of common stock, preferred stock, warrants and/or units of any combination thereof for the purposes of selling, from time to time, our common stock, convertible securities or other equity securities in one or more offerings. We also simultaneously entered into a Sales Agreement with our Sales Agent, to provide for the offering, issuance and sale of up to an aggregate amount of $100.0 million of our common stock from time to time in “at-the-market” offerings under the Shelf Registration Statement and subject to the limitations thereof.  In November 2018, we issued 1,659,300 shares of our common stock at $18.00 per share in accordance with the Sales Agreement for net proceeds of $28.5 million, after payment of cash commissions of 3.0 percent of the gross proceeds to the Sales Agent and approximately $0.4 million related to legal, accounting and other fees in connection with the sale. In March 2019, we issued 223,818 shares of our common stock in a series of sales, at an average price of $17.32 per share, in accordance with the Sales Agreement, for aggregate net proceeds of $3.6 million, after payment of cash commissions of 3.0 percent of the gross proceeds to the Sales Agent and approximately $0.1 million related to legal, accounting and other fees in connection with the sales.

Funding Requirements

Our primary uses of capital are, and we expect will continue to be, research and development contracted services, compensation and related expenses, laboratory and office facilities, research supplies, legal and other regulatory expenses, patent prosecution filing and maintenance costs for our licensed IP and general overhead costs. During 2019, we expect our expenses to increase compared to prior periods in connection with our ongoing activities, particularly as we continue our research activities and advance our ATTR program towards clinical development.

Because our research programs are still in preclinical development and the outcome of these efforts is uncertain, we cannot estimate the actual amounts necessary to successfully complete the development and commercialization of any future product candidates or whether, or when, we may achieve profitability. Until such time as we can generate substantial product revenues, if ever, we expect to finance our ongoing cash needs through equity financings and collaboration arrangements. We are entitled to research payments under our collaboration with Novartis and receive cost reimbursements from Regeneron for the ATTR program. Additionally, we are eligible to earn milestone payments and royalties, in each case, on a per-product basis under our collaboration with Novartis and on a per-target basis under our collaboration with Regeneron. Except for these sources of funding, we will not have any committed external source of liquidity. To the extent that we raise additional capital through the future sale of equity, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing stockholders. If we raise additional funds through collaboration arrangements in the future, we may have to relinquish valuable rights to our technologies, future revenue streams or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Outlook

Based on our research and development plans and our expectations related to the progress of our programs, we expect that our cash, cash equivalents and marketable securities as of March 31, 2019, as well as research and cost reimbursement funding from Novartis and Regeneron, will enable us to fund our ongoing operating expenses and capital expenditures into the first half of 2021, excluding any potential milestone payments or extension fees that could be earned and distributed under the collaboration agreements with Novartis and Regeneron or any strategic use of capital not currently in the base case planning assumptions. We have based this estimate on current assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect.

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

Cash Flows

The following is a summary of cash flows for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Net cash used in operating activities	$(21,453)	$(17,770)
Net cash provided by (used in) investing activities	$5,695	$(1,850)
Net cash provided by financing activities	$3,999	$6,720

Net cash used in operating activities

Net cash used in operating activities of $21.5 million during the three months ended March 31, 2019 primarily reflects increased spend in our research and development and general and administrative activities, offset in part by the receipt of $7.5 million in payments from our collaboration partners, Novartis and Regeneron. Net cash used in operating activities of $17.8 million during the three months ended March 31, 2018 primarily reflects increased spend in our research and development and general and administrative activities, offset in part by the receipt of $6.0 million from Novartis.

Net cash provided by (used in) investing activities

During the three months ended March 31, 2019, our investing activities provided net cash of $5.7 million.  This increase was related primarily to the maturity of $26.5 million in marketable securities, offset in part by the purchase of $19.3 million in marketable securities. Additionally, cash of $1.5 million and $1.9 million was used during the three months ended March 31, 2019 and 2018, respectively, to purchase property and equipment as we grow our operations and build out our office and laboratory facilities.

Net cash provided by financing activities

During the three months ended March 31, 2019 and 2018, our net cash provided by financing activities was $4.0 million and $6.7 million, respectively. Net cash provided by financing activities during the three months ended March 31, 2019 includes $3.6 million in proceeds from an at-the-market offering, net of $0.2 million in commissions and offering costs, and $0.4 million in cash received from the exercise of stock options. Net cash provided by financing activities during the three months ended March 31, 2018 is made up of $6.7 million in cash received from the exercise of stock options.

Critical Accounting Policies

Our critical accounting policies require the most significant judgments and estimates in the preparation of our condensed consolidated financial statements. Management has determined that our most critical accounting policies are those relating to revenue recognition and equity-based compensation.  There have been no other significant changes to our critical accounting policies from those which were discussed in our Annual Report on Form 10-K for the year ended December 31, 2018.

Recent Accounting Pronouncements

Please read Note 2 to our condensed consolidated financial statements included in Part I, Item 1, “Notes to Condensed Consolidated Financial Statements,” of this quarterly report on Form 10-Q for a description of recent accounting pronouncements applicable to our business.

Contractual Obligations

We have entered into a First Amendment to Lease (the “Lease Amendment”) with MIT 130 Brookline Leasehold LLC (the “Landlord”). The Lease Amendment amends our existing lease with the Landlord, dated as of October 21, 2014, as affected by a certain letter agreement dated June 12, 2015 (collectively, the “130 Brookline Lease”), pursuant to which we leased approximately 15,169 rentable square feet of space in the building located at 130 Brookline Street, Cambridge, Massachusetts.

Pursuant to the Lease Amendment, we exercised our option to extend the term of the 130 Brookline Lease by five years from the original expiration date of January 31, 2020 to January 31, 2025, unless earlier terminated in accordance with the terms of the 130 Brookline Lease (the “Extension Term”). Base rent will be approximately $0.1 million per month for the first 12 months following the commencement of the Lease Amendment, with three percent annual increases thereafter through the Extension Term. As an inducement to us entering into this Lease Amendment, the Landlord is providing a special tenant improvement allowance equal to approximately $0.2 million to be used by us solely for costs incurred by us for alterations to the premises performed in accordance with certain articles of the Lease.

There were no other material changes to our contractual obligations during the three months ended March 31, 2019. For a complete discussion of our contractual obligations, please refer to our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2018.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements as defined under the rules and regulations of the SEC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of March 31, 2019, we had cash equivalents and marketable securities of $290.0 million consisting of interest-bearing money market accounts, commercial paper, corporate and financial institution debt securities and U.S. Treasury securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term marketable securities. Due to the short-term duration of our investment portfolios and the low risk profile of our investments, we do not believe an immediate change of 100 basis points, or one percentage point, would have a material effect on the fair market value of our investment portfolio. Declines in interest rates, however, would reduce future investment income.

We do not have any foreign currency or derivative financial instruments. Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our results of operations during the three months ended March 31, 2019.

Item 4. Controls and Procedures

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

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2019.

Changes in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation related to intellectual property (“IP”), commercial arrangements and other matters, including the matter described below.  The outcome of any such legal proceedings, regardless of the merits, is inherently uncertain. In addition, litigation and related matters are costly and may divert the attention of our management and other resources that would otherwise be engaged in other activities. If we were unable to prevail in any such legal proceedings, our business, results of operations, liquidity and financial condition could be adversely affected.

Caribou Intellectual Property Arbitration

On October 17, 2018, we initiated an arbitration proceeding with JAMS against Caribou Biosciences, Inc. (“Caribou”) asserting that Caribou is violating the terms and conditions of the license agreement entered into by the Company and Caribou in July 2014 (the “Caribou License”), as well as other contractual and legal rights, by using and seeking to license to third parties technology covered by two patent families (described in, for instance, PCT No. PCT/US2016/015145 and PCT No. PCT/US2016/064860, and related patents and applications) relating to specific structural or chemical modifications of guide RNAs, that were purportedly invented or controlled by Caribou, in our exclusive human therapeutic field. Under the Caribou License, Caribou granted to Intellia a worldwide, exclusive license to all of Caribou’s IP relating to CRISPR/Cas9 technology for all therapeutic, prophylactic and palliative uses and applications for any or all diseases and conditions in humans, with the sole exceptions of anti-microbial and/or anti-fungal applications. The license encompassed all CRISPR/Cas9 IP developed or controlled by Caribou as of July 16, 2014 and through an IP cutoff date (January 30, 2018) that was necessary or useful for us to develop, manufacture or commercialize products in our field, as well as any technology developed by Caribou under a service agreement entered into by the Company and Caribou in July 2014.  Caribou has asserted that the two families of IP are outside the scope of our license. In accordance with the Caribou License, we have submitted a demand for arbitration seeking a declaration that the disputed IP is included within the scope of our license under the Caribou License, an award of compensatory, consequential and punitive damages based on Caribou’s conduct, and an injunction prohibiting Caribou from licensing or using this IP in our exclusive human therapeutics field, among other claims.  The arbitration will take place in San Francisco, California with a decision expected during the third quarter of 2019.

“Item 3. Legal Proceedings” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 includes additional discussion of our current legal proceedings.

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. Careful consideration should be given to the following risk factors, in addition to the other information set forth in this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K for the year ended December 31, 2018 and in other documents that we file with the SEC, in evaluating the Company and our business. If any of the following risks and uncertainties actually occurs, our business, prospects, financial condition and results of operations could be materially and adversely affected. The risks described below are not intended to be exhaustive and are not the only risks facing the Company. New risk factors can emerge from time to time, and it is not possible to predict the impact that any factor or combination of factors may have on our business, prospects, financial condition and results of operations.

Risks Related to the Discovery, Development, Manufacturing and Commercialization of Product Candidates

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

We are focused on developing curative medicines utilizing the CRISPR/Cas9 genome editing technology, including in vivo therapies and engineered cell therapies. Although there have been significant advances in recent years in the fields of gene therapy, which typically involves introducing a copy of a gene into a patient’s cells, and genome editing in recent years, in vivo CRISPR-based genome editing technologies are relatively new, and their therapeutic utility is largely unproven. Similarly, even though cell therapy products have been developed and received regulatory approval in key jurisdictions, such as the United States (“U.S.”) and European Union (“EU”), no genome editing in vivo therapy or genome-edited engineered cell therapy has been approved, and the potential to successfully obtain approval remains unproven.

The CRISPR/Cas9 therapies, whether in vivo or engineered cell therapies, that we intend to develop have not yet been clinically tested by us, and we are not aware of any clinical trials for safety or efficacy having been completed by third parties involving these CRISPR/Cas9-based therapies. The scientific evidence to support the feasibility of developing in vivo products or engineered cell therapies based on the CRISPR/Cas9 technology is both preliminary and limited. Successful development of products by us will require solving a number of issues, including developing or obtaining technologies to safely deliver a therapeutic agent into target cells within the human body or engineer human cells while outside of the body such that the modified cells can have a therapeutic effect when delivered to the patient, optimizing the efficacy and specificity of such products, and ensuring the therapeutic selectivity, efficacy, potency, purity and safety of such products. There can be no assurance we will be successful in solving any or all of these issues.

We have principally concentrated our research efforts to date on bringing CRISPR/Cas9-based therapeutics to the clinic for various initial indications, and our future success is highly dependent on the successful development of CRISPR-based genome editing technologies, cellular delivery methods and therapeutic applications for these indications. These indications are the principal focus of our on-going development efforts, and we may decide to alter or abandon these programs as new data become available and we gain experience in developing CRISPR/Cas9-based therapeutics. We cannot be sure that our CRISPR/Cas9 efforts and technologies will yield satisfactory products that are safe and effective, sufficiently pure or potent, manufacturable, scalable or profitable in our selected indications or any other indication we pursue. We cannot guarantee that progress or success in developing any particular CRISPR/Cas9 therapeutic product will translate to other CRISPR/Cas9 products.

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

Our ability to generate product revenue is dependent on the success of our application of CRISPR/Cas9 technology for human therapeutic use, which is at an early stage of development and will require significant additional discovery efforts, preclinical testing and clinical studies and manufacturing capabilities, as well as applicable regulatory guidance for preclinical testing and clinical studies from the FDA and other regulatory authorities, before we can seek regulatory approval and begin commercial sales of any potential product candidates.

Our ability to generate product revenue is highly dependent on our ability to obtain regulatory approval of and successfully commercialize one or more of our product candidates. Any product candidates we discover will require preclinical and clinical activities and studies, regulatory review and approval in each jurisdiction in which we intend to market the products, substantial investment, establishing our manufacturing capabilities, access to sufficient commercial manufacturing capacity and significant marketing efforts before we can generate any revenue from product sales. Before obtaining marketing approval from regulatory authorities for the sale of a product candidate, we must conduct extensive clinical trials to demonstrate the safety, purity and potency, as well as the efficacy, of the product candidates in humans. We cannot be certain that any of our product candidates will be successful in clinical trials and, even if successful, that we will receive regulatory approval.

Our approach to developing therapies centers on using the CRISPR/Cas9 technology to alter, introduce or remove genetic information in vivo to treat various disorders, or to engineer human cells ex vivo to create therapeutic cells that can be introduced into the human body to address the underlying disease. Because these are new therapeutic approaches, discovering, developing, manufacturing and commercializing our product candidates subject us to a number of challenges, including:

•

obtaining regulatory approval from the U.S. Food and Drug Administration (“FDA”) and other regulatory authorities that have very limited or no experience with the clinical development of CRISPR/Cas9 therapeutics, and which may require additional significant testing or data compared to more traditional therapies;

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
•

establishing process development and manufacturing capabilities that can produce sufficient clinical and, if approved, commercial quantities of product candidates in accordance with the FDA and other relevant regulatory agencies’ requirements;

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

•	improper modulation, including insertion, of a gene sequence into a patient’s chromosome could lead to cancer, other aberrantly functioning cells or other diseases, including death;
•	transient expression of the Cas9 protein within patients’ cells could lead to patients having an immunological reaction towards those cells, which could be severe or life-threatening;

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

To date, only a few human clinical trials utilizing either in vivo or ex vivo CRISPR/Cas9-based therapeutics have been authorized in the U.S. and EU member states. Further, only a limited number of human clinical trials for in vivo therapies or engineered cell therapies developed using other genome-editing technologies have been authorized by the FDA in the U.S. or by the relevant regulatory agencies in the EU member states. There is no certainty that the FDA or the European Medicines Agency (“EMA”) will apply to CRISPR/Cas9 product candidates the same regulatory pathway and requirements it is applying to other in vivo therapies or ex vivo engineered cell therapeutics; and the FDA and other regulatory authorities have not yet provided written guidance regarding preclinical or clinical studies or regulatory approval pathways specific for either in vivo or ex vivo genome editing-based therapeutics. In addition, if any product candidates encounter safety or efficacy problems, developmental delays, regulatory issues or other problems, our development plans and business could be significantly harmed. Further, competitors that are developing in vivo or ex vivo products with similar technology may experience problems with their product candidates or programs that could in turn cause us to identify problems with our product candidates and programs that would potentially harm our business.

Also, significant uncertainty exists regarding the future scope and effect of the FDA’s regulatory framework, in particular relating to the review and approval of human therapeutic products because the current U.S. administration and federal legislators have publicly declared their intention to modify the current legal framework governing the FDA. Any such changes to the FDA requirements could impact our ability to obtain approval for our products or sell them profitably. In addition, in the EU, the decision of the United Kingdom to withdraw, whether it happens or not, from the EU has required the EMA to relocate to the Netherlands, and recruit and retain new personnel to review and approve our submissions for regulatory approval in Europe. EMA’s relocation could result in delays and other changes that may impact our ability to obtain timely approval for our products in the EU. Also, upon exiting the EU, the United Kingdom may enact legislation related to the approval and oversight of human therapeutics in that nation. Until any such legislation is enacted, we will be uncertain as to its effects on our business, including our ability to seek and obtain approval for our products in the United Kingdom.

In addition, during fiscal year 2017, non-commercial entities commenced human trials involving in vivo CRISPR/Cas9-based therapeutics in China. Neither these entities nor the Chinese regulatory agencies have shared publicly any information on the regulatory process for clinical trial approval including specific protocol requirements. Any specific requirement from the Chinese regulatory agencies may impact our ability to submit or obtain approval for our products in China. Further, if these human trials (or the human trials that have been authorized in the U.S., EU or other nations) are unsuccessful, or if they result in significant adverse events, including deaths, there could be a significant impact to the evaluation of our product candidates globally, as well as an increase in negative public opinion.

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

Gene therapy in general, and genome editing in particular, remain novel technologies, with only a limited number of gene therapy products approved to date in the U.S. and EU. Public perception may be influenced by claims that gene therapy or genome editing, including the use of CRISPR/Cas9, is unsafe or unethical, or carries an undue risk of side effects, such as improper insertion of a gene sequence into a patient’s chromosome could lead to cancer, and gene therapy or genome editing may not gain the acceptance of the public or the medical community. In particular, our success will depend upon physicians who specialize in the treatment of diseases targeted by our product candidates prescribing treatments that involve the use of our product candidates in lieu of, or in addition to, existing treatments with which they are more familiar and for which greater clinical data may be available. In addition, responses by the U.S., state or foreign governments to negative public perception or ethical concerns may result in new legislation or regulations that could limit our ability to develop or commercialize any product candidates, obtain or maintain regulatory approval or otherwise achieve profitability. More restrictive statutory regimes, government regulations or negative public opinion would have an adverse effect on our business, financial condition, results of operations and prospects and may delay or impair the development and commercialization of our product candidates or demand for any products we may develop. For example, earlier gene therapy trials led to several well-publicized adverse events, including cases of leukemia and death. Serious adverse events such as these in our clinical trials, or other clinical trials involving gene therapy or genome editing products or our competitors’ products, even if not ultimately attributable to the relevant product candidates, and the resulting publicity could result in increased government regulation, unfavorable public perception, potential regulatory delays in the testing or approval of our product candidates, stricter labeling requirements for those product candidates that are approved and a decrease in demand for any such product candidate. In addition, the use of the technology by third parties in areas that are not being pursued by the Company, such as for targeting and editing of embryonic cells, could adversely impact public and governmental perceptions regarding the ethics and risks of the CRISPR/Cas9 technology and lead to social or legal changes that could limit our ability to apply the technology to develop human therapies addressing disease.  For example, recent reports of the use of CRISPR/Cas9 in China to edit embryos in utero has generated and may continue to create negative public perception about the use of the technology in humans. Negative public and governmental perception of the technology, or additional governmental regulation of our technologies, could also adversely affect our stock price or our ability to enter into revenue generating collaborations or obtain additional funding from the public markets.

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
•

have regulatory authorities modify or withdraw their legal requirements or written guidance, if any, regarding the applicable regulatory approval pathway or any approval of the product in question, or impose restrictions on its distribution in the form of a modified Risk Evaluation and Mitigation Strategy (“REMS”);

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

Successful completion of clinical trials is a prerequisite to submitting a BLA to the FDA, a Marketing Authorization Application to the EMA and similar filings to comparable foreign regulatory authorities, for each product candidate and, consequently, the ultimate approval and commercial marketing of any product candidates. We do not know whether any of our clinical trials will begin or be completed on schedule, if at all.

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
•

the supply or quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates may be insufficient or inadequate, or not available in a reasonable timeframe;

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

We could also encounter delays if a clinical trial is suspended or terminated by us, the IRBs of the institutions in which such trials are being conducted, the Data Safety Monitoring Board (“DSMB”) for such trial or the FDA or other regulatory authorities. Such authorities may impose such a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, manufacturing or quality control issues, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product or treatment, failure to establish or achieve clinically meaningful trial endpoints, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. Many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates. Further, the FDA or other regulatory authorities may disagree with our clinical trial design and our interpretation of data from clinical trials, or may change the requirements for approval even after they have reviewed and commented on the design for our clinical trials.

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

Competitors in our efforts to provide genetic therapies to patients can be grouped into at least three sets based on their product discovery platforms:

•

genome editing companies focused on CRISPR/Cas9 including: Beam Therapeutics Inc., Caribou Biosciences, Inc. (“Caribou”), Casebia Therapeutics, LLC, CRISPR Therapeutics, Inc., Editas Medicine, Inc., ToolGen, Inc., and Tracr Hematology Limited;

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

To become and remain profitable, we must discover, develop, manufacture and eventually commercialize product candidates with significant market potential, which will require us to be successful in a range of challenging activities. These activities can include completing preclinical studies and clinical trials of product candidates, obtaining marketing approval for product candidates, manufacturing at a sufficient scale, marketing and selling products that are approved and satisfying any pre-approval, approval and post-marketing requirements. Even if we are successful in selecting and developing any product candidates, in order to compete successfully we may need to be first-to-market or demonstrate that our CRISPR/Cas9-based products are superior to therapies based on the same or different treatment methods. If we are not first-to-market or are unable to demonstrate such superiority, any products for which we are able to obtain approval may not be commercially successful. Furthermore, in certain jurisdictions, if a competitor has orphan drug status for a product and if our product candidate is determined to be contained within the scope of a competitor’s orphan drug exclusivity, then approval of our product for that indication or disease could potentially be blocked, for example, for up to seven years in the U.S. and 10 years in the EU.

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

Research and development of biopharmaceutical products is inherently risky. We may not be successful in our efforts to use and enhance our genome editing technology to create a pipeline of product candidates, establish the necessary manufacturing capabilities, obtain regulatory approval and develop commercially successful products, or we may expend our limited resources on programs that do not yield a successful product candidate and fail to capitalize on potential product candidates or diseases that may be more profitable or for which there is a greater likelihood of success. If we fail to develop product candidates, our commercial opportunity, if any, will be limited.

Although we have selected an initial product candidate for clinical development for our transthyretin amyloidosis (“ATTR”) program, we are at an early stage of development and our technology and approach has not yet led, and may never lead, to any product candidate appropriate for clinical development or any approved or commercially successful products. Even if we are successful in building our pipeline of product candidates, completing clinical development, establishing the necessary manufacturing processes and capabilities, obtaining regulatory approvals and commercializing product candidates will require substantial additional funding and are prone to the risks of failure inherent in therapeutic product development. Investment in biopharmaceutical product development involves significant risk that any potential product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, gain regulatory approval, or become commercially viable.

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

•	progress made in one target or using one editing approach may not translate to any other target or editing approach;
•	we may be unable to optimize the therapeutic efficiency, specificity, or selectivity of our future product candidates;
•	our therapeutic delivery systems may fail so that even a product candidate with therapeutic activity might not demonstrate a clinically meaningful therapeutic effect;
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

•	the therapeutic effect of a product candidate may not be permanent and may diminish over time;
•	we may not be able to sufficiently control the effect of a product candidate to gain regulatory approval;
•	a single treatment course may not be sufficient for a cure or therapeutic benefit, and it may take several treatment courses for the product to be effective;
•	our product candidates may not be sufficiently well-tolerated for repeat treatments necessary for maximum effectiveness;
•	a well-defined and achievable pathway to regulatory approval may never materialize for a specific product candidate;
•	competitors may develop alternatives that render our product candidates obsolete, redundant or less attractive;
•

product candidates we develop may be covered by third-party or other exclusive rights or may not receive desired regulatory exclusivity, and we may be unable to maintain, expand or protect our intellectual property rights;

•	the market for a product candidate may change during our program so that the continued development of that product candidate is no longer reasonable;
•

we may be unable to manufacture the product candidates after transferring our manufacturing processes from our research and development facilities to larger-scale facilities operated by either a contract manufacturing organization (“CMO”) or by us, as well as delays or failure by our CMOs or us to make any changes to such manufacturing process to meet specifications for the product candidates’ specifications;

•	a product candidate may not be capable of being produced in clinical and, if approved, commercial quantities at an acceptable cost, or at all;

•	we may be unable to successfully maintain existing collaborations or licensing arrangements or enter into new ones throughout the development process as appropriate; and
•	a product candidate may not be accepted as safe and effective by physicians, patients, hospitals, third-party payors and others in the medical community.

If any of these events occur, we may be forced to abandon our development efforts for a product candidate, program or programs, or we may not be able to identify, discover, develop, manufacture or commercialize product candidates, which would have a material adverse effect on our business and could potentially cause us to cease operations.

Because we have limited financial and managerial resources, we are initially focused on specific research programs. As a result, we may fail to capitalize on other viable commercial products or profitable market opportunities, be required to forego or delay pursuit of opportunities with other product candidates or other diseases that may later prove to have greater commercial potential, or relinquish valuable rights to such product candidates through collaboration, licensing or other royalty arrangements in cases in which it would have been advantageous for us to retain sole development and commercialization rights. For additional information regarding the factors that will affect our ability to achieve revenue from product sales, see the risk factor entitled “We have never generated any revenue from product sales and our ability to generate revenue from product sales and become profitable depends significantly on our success in a number of areas.”

If we do not successfully develop, manufacture and commercialize product candidates based upon our approach, we will not be able to obtain product revenue in future periods, which likely would result in significant harm to our financial position and adversely affect our stock price. Further, our current focus on CRISPR/Cas9 technology for developing products as opposed to multiple, more proven technologies for product development increases the risk associated with our business. If we are not successful in developing a product candidate using CRISPR/Cas9 technology, we may not be able to successfully implement an alternative product development strategy.

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

We intend to seek approval to market our product candidates in both the U.S. and in selected foreign jurisdictions. If we obtain approval in one or more foreign jurisdictions for our product candidates, we will be subject to rules and regulations in those jurisdictions. In some foreign countries, particularly those in the EU (and in the United Kingdom if and when it exits the EU), the pricing of pharmaceutical products, including biologics, is subject to governmental control and other market regulations which could put pressure on the pricing and usage of our product candidates. In these countries, pricing negotiations with governmental authorities can take considerable time after obtaining marketing approval of a product candidate. In addition, market acceptance and sales of our product candidates will depend significantly on the availability of adequate coverage and reimbursement from third-party payors for our product candidates and may be affected by existing and future health care reform measures.

In vivo genome editing products and ex vivo engineered cell therapies based on CRISPR-Cas9 genome editing technology are novel and may be complex and difficult to manufacture. We could experience manufacturing problems that result in delays in the development, approval or commercialization of our product candidates or otherwise harm our business.

The manufacturing process used to produce CRISPR/Cas9-based in vivo and engineered cell therapy product candidates may be complex, as they are novel and have not been validated for clinical and commercial production and may require components that are difficult to obtain or manufacture at the necessary quantities and in accordance with regulatory requirements. Several factors could cause production interruptions, including equipment malfunctions; facility unavailability or contamination; raw material cost, shortages or contamination; natural disasters; disruption in utility services; human error; insufficient personnel; inability to meet legal or regulatory requirements; or disruptions in the operations of our suppliers.

Our product candidates that are regulated as biologics, will require processing steps that are more complex than those required for most small molecule drugs. Moreover, unlike small molecules, the physical and chemical properties of a complex product such as ours generally cannot be fully characterized. As a result, assays of the finished product or relevant components may not be sufficient to ensure that the product will perform in the intended manner. Accordingly, we will employ multiple steps to control the manufacturing process to ensure that the process works and the product candidate is made strictly and consistently in compliance with the process. Problems with the manufacturing process, even minor deviations from the normal process, could result in product defects or manufacturing failures that result in lot failures, product recalls, product liability claims and litigation, insufficient inventory or production interruption. We may encounter problems achieving adequate quantities and quality of clinical grade materials that meet FDA, EMA or other applicable standards or specifications with consistent and acceptable production yields and costs.

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

Further, certain of our product candidates may require components that are unavailable or difficult to manufacture at the necessary scale and in compliance with regulatory requirements to support our clinical trials or, if approved, commercial efforts.  In addition, we may have to rely on third-party CMOs to manufacture these components and the final product candidates.  We may not have full control of these CMOs and they may prioritize other customers or be unable to provide us with enough manufacturing capacity to meet our objectives.  Even if we decide to manufacture the product candidates or their components ourselves, we may face extremely high costs and long timelines to build and maintain manufacturing facilities. We may rely on CMOs outside the U.S. for certain components of our product candidates, and may be subject to importation regulations that may affect our ability to manufacture or increase the cost of our product candidates.

We also may encounter problems hiring and retaining the experienced scientific, quality-control and manufacturing personnel needed to operate or supervise the necessary manufacturing processes, which could result in delays in production or difficulties in maintaining compliance with applicable regulatory requirements.

Any problems in manufacturing processes or facilities could make us a less attractive collaborator for potential partners, including larger pharmaceutical companies and academic research institutions, which could limit our access to additional attractive development programs.

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

•

developing a sustainable and scalable manufacturing process for product candidates, including establishing and maintaining commercially viable supply relationships with third parties, such as CMOs, and potentially establishing our own manufacturing capabilities and infrastructure;

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

Our limited operating history may make difficult the evaluation of our business’s success to date and assessment of our future viability.

We are a preclinical-stage company. We were founded and commenced operations in mid-2014. Our operations to date have been limited to organizing and staffing our company, business and scientific planning, raising capital, acquiring and developing technology, identifying potential product candidates, undertaking research and early preclinical studies of potential product candidates for ourselves and collaborators, developing the necessary manufacturing capabilities and evaluating a clinical path for our pipeline programs. All of our product candidates are still in the preclinical development stage. We have not yet demonstrated our ability to successfully initiate any clinical trials, including large-scale, pivotal clinical trials, obtain marketing approvals, manufacture clinical and commercial scale therapeutics, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful commercialization. Our ability to generate product revenue or profits, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates, which may never occur. We may never be able to develop or commercialize a marketable product.

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

We are not profitable and have incurred losses in each period since our inception. Our net loss was $21.9 million for the quarter ended March 31, 2019. As of March 31, 2019, we had an accumulated deficit of $223.3 million. We expect these losses to increase as we continue to incur significant research and development and other expenses related to our ongoing operations, seek regulatory approvals for our future product candidates, scale-up manufacturing capabilities, maintain, expand and protect our intellectual property portfolio and hire additional personnel to support the development of our product candidates and to enhance our operational, financial and information management systems.

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

Our operations have required substantial amounts of cash since inception, and we expect to spend substantial amounts of our financial resources on our discovery programs going forward and future development efforts. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete preclinical development, manufacture (or have manufactured) product candidates and components, and then conduct extensive clinical trials to demonstrate the safety and efficacy of any of our future product candidates in humans. Because preclinical and clinical testing is expensive and can take many years to complete, we may require additional funding to complete these undertakings.  Further, if we are able to identify product candidates that are eventually approved, we will require significant additional amounts in order to launch and commercialize our product candidates. For the foreseeable future, we expect to continue to rely on additional financing to achieve our business objectives.

We will require additional capital for the further development and commercialization of any product candidates and may need to raise additional funds sooner if we choose to expand more rapidly than we presently anticipate or due to other unanticipated factors.

We cannot be certain that additional funding will be available on acceptable terms, or at all. We have no committed source of additional capital and if we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development, manufacture or commercialization of our product candidates or other research and development initiatives. Our collaboration and license agreements may also be terminated if we are unable to meet the payment or other obligations under the agreements. We could be required to seek collaborators for product candidates at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available or relinquish or license on unfavorable terms our rights to product candidates in markets where we otherwise would seek to pursue development or commercialization ourselves.

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

Risks Related to Our Reliance on Third Parties

Our technological advancements and any potential for revenue may be derived in part from our collaborations with Novartis Institutes for BioMedical Research, Inc. (“Novartis”) and Regeneron Pharmaceuticals, Inc. (“Regeneron”), and if either of these collaboration agreements were to be terminated or materially altered, our business, financial condition, results of operations and prospects would be harmed.

In December 2014, we entered into a collaboration agreement with Novartis, as amended (the “2014 Novartis Agreement”) regarding the discovery of new CRISPR/Cas9-based therapies principally using chimeric antigen receptor T cells (“CAR-Ts”) and hematopoietic stem cells (“HSCs”). Under the Novartis collaboration agreement, we received a commitment to advance multiple programs. Pursuant to the 2014 Novartis Agreement, we granted Novartis exclusive rights to further develop and commercialize products arising out of the CAR-T cell program during the research term. Regarding HSCs, we are jointly advancing multiple programs with Novartis and have agreed to a process for assigning development and ownership rights, which may enable us to develop our own proprietary HSC pipeline. In December 2018, we expanded our collaboration agreement with Novartis to include discovery of CRISPR/Cas9-based therapies using certain LSCs primarily against selected gene targets by Novartis.

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

Either Novartis or Regeneron may change its strategic focus or pursue alternative technologies in a manner that results in reduced, delayed or no revenue to us. Each of Novartis and Regeneron has a variety of marketed products and product candidates either by itself or under collaboration with other companies, including some of our competitors, and the respective corporate objectives of Novartis or Regeneron may not be consistent with our best interests. Regeneron may change its position regarding its participation and funding of our joint ATTR activities, which may impact our ability to successfully pursue that program. If either of our collaboration partners fails to develop, obtain regulatory approval for or ultimately commercialize any product candidate from the development programs governed by the respective collaboration agreement in the applicable territories, or if either of our collaboration partners breaches or terminates our collaboration with it, our business, financial condition, results of operations and prospects could be harmed. In addition, any material alteration of the collaboration agreements, or dispute or litigation proceedings we may have with either Novartis or Regeneron in the future could delay development programs, create uncertainty as to ownership of or access to intellectual property rights, distract management from other business activities and generate substantial expense.

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

•	collaborators may dispute ownership or rights in jointly developed technologies or intellectual property;
•	collaborators may fail to comply with applicable legal and regulatory requirements regarding the development, manufacture, sale, distribution or marketing of a product candidate or product;
•

collaborators with sales, marketing, manufacturing and distribution rights to one or more of our product candidates that achieve regulatory approval may not commit sufficient resources to the sale, marketing, manufacturing and distribution of such product or products;

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

For some of our programs, we may in the future determine to collaborate with pharmaceutical and biotechnology companies for discovery, development and potential commercialization of therapeutic products. We face significant competition in seeking appropriate collaborators because, for example, third-parties have comparable rights to the CRISPR/Cas9 system or similar genome editing technologies. Our ability to reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. If we are unable to reach agreements with suitable collaborators on a timely basis, on acceptable terms, or at all, we may have to curtail discovery efforts or the development of a product candidate, reduce or delay its development program or one or more of our other development programs, delay its potential manufacture or commercialization, or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to fund and undertake discovery, development, manufacturing or commercialization activities on our own, we may need to obtain additional expertise and additional capital, which may not be available to us on acceptable terms or at all. If we fail to enter into collaborations and do not have sufficient funds or expertise to undertake the necessary discovery, development, manufacturing and commercialization activities, we may not be able to further develop our product candidates, manufacture the product candidates, bring them to market or continue to develop our technology and our business may be materially and adversely affected.

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

We do not currently own any facility that may be used as our clinical-scale manufacturing and processing facility and must eventually rely on outside vendors, such as CMOs, to manufacture supplies and process our product candidates. We have not yet caused any product candidates to be manufactured or processed on a clinical or commercial scale, and may not be able to do so for any of our product candidates. We will make changes as we work to optimize the manufacturing process, and we cannot be sure that even minor changes in the process will result in therapies that are safe, potent, pure or effective.

The facilities used by our contract manufacturers to manufacture our product candidates must be inspected and approved by the FDA or other foreign regulatory agencies pursuant to inspections that will be conducted after we submit an application to the FDA or other foreign regulatory agencies. We will be dependent on our contract manufacturing partners to manufacture adequate supply of our product candidates and components in a timely manner and in accordance with our specification.  We also will depend on these entities for compliance with legal and regulatory requirements for manufacture, including current good manufacturing practice (“cGMP”), and in certain cases, current good tissue practice (“cGTP”), requirements of our product candidates. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or other regulatory authorities, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities. In addition, we have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel, particularly as we increase the scale of our manufactured material. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved.

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

The policies of the FDA and of other regulatory authorities may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the U.S. or abroad. For example, certain policies of the current or future U.S. administration may impact our business and industry. Namely, the current administration has taken, or may take, several executive actions, including the issuance of a number of executive orders, that could impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine regulatory and oversight activities such as implementing statutes through rulemaking and issuance of guidance. It is difficult to predict how any of these rules or requirements will be implemented, and the extent to which they will impact the FDA’s ability to exercise its regulatory authority. If these executive actions impose constraints on the FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory and legal compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability.

Healthcare cost control initiatives, including healthcare legislative and regulatory reform measures, may have a material adverse effect on our business and results of operations.

The U.S. and many foreign jurisdictions have enacted or proposed legislative and regulatory changes affecting the healthcare system that could prevent or delay marketing approval of our product candidates or any future product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any product for which we obtain marketing approval. Changes in regulations, statutes or the interpretation of existing regulations could impact our business in the future by requiring, for example: (i) changes to our manufacturing arrangements; (ii) additions or modifications to product labeling; (iii) additional regulation or restrictions on pricing and reimbursement; (iv) changes to private or governmental insurance practices; (v) the recall or discontinuation of our products; or (vi) additional record-keeping requirements. If any such changes were to be imposed, they could adversely affect the operation of our business.

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

Current legislation at the U.S. federal and state levels seeks to reduce healthcare costs and improve the quality of healthcare. In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “Affordable Care Act”, or “ACA”), was enacted, which substantially changed the way health care is financed by both governmental and private insurers, and significantly impacted the U.S. pharmaceutical and biotechnology industry. The Affordable Care Act, among other things, subjects biologic products to potential competition by lower-cost biosimilars, addresses a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, increases the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program, extends the Medicaid Drug Rebate program to utilization of prescriptions of individuals enrolled in Medicaid managed care organizations, subjects manufacturers to new annual fees and taxes for certain branded prescription drugs and biologic agents and provides incentives to programs that increase the federal government’s comparative effectiveness research. At this time, the full effect that the Affordable Care Act would have on our business remains unclear. Further, significant uncertainty exists regarding the future scope and effect of the Affordable Care Act because the current administration and federal legislators have publicly declared their intention to significantly modify or repeal the legislation, and there are conflicting judicial decisions regarding the constitutionality of the law which at least one federal court has ruled is unconstitutional. We cannot predict the ultimate form or timing of any modification to, or repeal of, the Affordable Care Act or the effect that such modification or repeal would have on our business. Public announcements by the U.S. administration and members of the U.S. Congress have emphasized the administration’s significant interest in pursuing healthcare reform. Such reform efforts and any resulting changes to the Affordable Care Act, or related regulations and laws, could impact our ability to sell our products profitably.

Other legislative changes relevant to the health care system have been adopted in the U.S. since the Affordable Care Act was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of two percent per fiscal year, which went into effect in April 2013, and will remain in effect through 2024 unless additional Congressional action is taken. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several providers, including hospitals and other treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. In December 2017, the U.S. president signed into law the Tax Cuts and Jobs Act (“TCJA”) which, among other things, repealed the Affordable Care Act’s requirement that all Americans under age 65 have health insurance or pay a financial payment. These laws may result in additional reductions in Medicare, Medicaid and other healthcare funding, or insured patients generally, which could have a material adverse effect on our future, potential customers and, accordingly, our financial operations.

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

Our employees, independent contractors, clinical investigators, CMOs, CROs, consultants, commercial partners and vendors may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements, which could have a material adverse effect on our business.

We are exposed to the risk of non-compliance, fraud, misconduct or other illegal activity by our employees, independent contractors, clinical investigators, CMOs, CROs, consultants, commercial partners and vendors. Misconduct by these parties could include intentional, reckless and/or negligent conduct that fails to: comply with federal and state laws and those of other applicable jurisdictions; provide true, complete and accurate information to the FDA and other similar foreign regulatory bodies; comply with manufacturing standards; comply with federal and state data privacy, security, fraud and abuse and other healthcare laws and regulations in the U.S. and similar foreign privacy or fraudulent misconduct laws; or report financial information or data accurately; or disclose unauthorized activities to us. If we obtain FDA approval of any of our product candidates and begin commercializing those products in the U.S., our potential exposure under such laws will increase significantly, and our costs associated with compliance with such laws are also likely to increase. These laws may impact, among other things, our current activities with clinical investigators and research patients, as well as proposed and future sales, marketing and education programs. In particular, the promotion, sales and marketing of healthcare products and services, as well as certain business arrangements in the healthcare industry, are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, including promotion and marketing of off-label uses of our products, structuring and commission(s), certain customer incentive programs and other business arrangements generally. Activities subject to these laws also involve the improper use of information obtained in the course of clinical trials or creating fraudulent data in our preclinical studies or clinical trials, which could result in regulatory sanctions and cause serious harm to our reputation. It is not always possible to identify and deter misconduct by employees and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. Additionally, we are subject to the risk that a person or government could allege such fraud or other misconduct, even if none occurred. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant fines or other sanctions.

We may be subject, directly or indirectly, to federal and state healthcare fraud and abuse laws, false claims laws, physician payment transparency laws, health information privacy and security laws and anti-corruption laws. If we are unable to comply, or have not fully complied, with such laws or their relevant foreign counterparts, we could face substantial penalties.

If we obtain FDA approval for any of our product candidates and begin commercializing those products in the U.S., our operations may be directly, or indirectly through our future, potential customers and third-party payors, subject to various federal and state fraud and abuse laws, including, without limitation, the federal Anti-Kickback Statute, the federal False Claims Act (“FCA”), and physician sunshine laws and regulations. These laws or their relevant foreign counterparts may impact, among other things, our proposed sales, marketing, and education programs and our relationships with healthcare providers, physicians and other parties through which we market, sell and distribute our products for which we obtain marketing approval. In addition, we may be subject to patient privacy regulation by the federal government and the states in the U.S. as well as other jurisdictions. The laws that may affect our ability to operate include:

•

the federal Anti-Kickback Statute, which prohibits, among other things, individuals or entities from knowingly and willfully soliciting, receiving, offering or paying any remuneration (including any kickback, bribe, or rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce, or in return for, either the referral of an individual, or the purchase, lease, order, arrangement for or recommendation of the purchase, lease, order, arrangement for any good, facility, item or service, for which payment may be made, in whole or in part, under a federal healthcare program, such as the Medicare and Medicaid programs. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. In addition, the Affordable Care Act provides that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal FCA. There are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution;

•

federal civil and criminal false claims laws, including, without limitation, the federal FCA, and civil monetary penalty laws which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment or approval from the federal government, including Medicare, Medicaid and other government payors, that are false or fraudulent or knowingly making, using or causing to be made or used a false record or statement material to a false or fraudulent claim or to avoid, decrease or conceal an obligation to pay money to the federal government, or knowingly concealing or knowingly and improperly avoiding or decreasing an obligation to pay money to the federal government. Manufacturers can be held liable under the FCA even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims. The FCA also permits a private individual acting as a “whistleblower” to bring actions on behalf of the federal government alleging violations of the FCA and to share in any monetary recovery;

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

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH”), and their respective implementing regulations, which impose requirements on certain covered healthcare providers, health plans, and healthcare clearinghouses as well as their respective business associates that perform services for them that involve the use, or disclosure of, individually identifiable health information, relating to the privacy, security and transmission of individually identifiable health information without appropriate authorization. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions;

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

•

the Federal Food, Drug and Cosmetic Act, which prohibits, among other things, the commercialization of adulterated or misbranded drugs and medical devices and the Public Health Service Act, which prohibits, among other things, the commercialization of biological products unless a biologics license is in effect; and

•

analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers, and may be broader in scope than their federal equivalents; state and foreign laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers; state and foreign laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

As of May 25, 2018, the General Data Protection Regulation (“GDPR”) regulates the collection and use of personal data in the EU. The GDPR covers any business, regardless of its location, that provides goods or services to residents in the EU and, thus, could incorporate our activities in EU member states. The GDPR imposes strict requirements on controllers and processors of personal data, including special protections for “sensitive information,” which includes health and genetic information of individuals residing in the EU. GDPR grants individuals the opportunity to object to the processing of their personal information, allows them to request deletion of personal information in certain circumstances, and provides the individual with an express right to seek legal remedies in the event the individual believes his or her rights have been violated. Further, the GDPR imposes strict rules on the transfer of personal data out of the EU to regions that have not been deemed to offer “adequate” privacy protections, such as the U.S. currently. Failure to comply with the requirements of the GDPR and the related national data protection laws of the EU member states, which may deviate slightly from the GDPR, may result in warning letters, mandatory audits and financial penalties, including fines of up to four percent of global revenues, or 20,000,000 Euro, whichever is greater. As a result of the implementation of the GDPR, we may be required to put in place additional mechanisms ensuring compliance with the new data protection rules.

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

We and any potential collaborators may be subject to federal, state, and foreign data protection laws and regulations (i.e., laws and regulations that address privacy and data security). In the U.S., numerous federal and state laws and regulations, including federal health information privacy laws, state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), that govern the collection, use, disclosure and protection of health-related and other personal information could apply to our operations or the operations of our collaborators. In addition, we may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under HIPAA, as amended by HITECH. Depending on the facts and circumstances, we could be subject to civil, criminal, and administrative penalties if we knowingly obtain, use, or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA.

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

In the event we conduct clinical trials in the European Economic Area (“EEA”), we may be subject to additional privacy laws. The GDPR became effective on May 25, 2018 and deals with the processing of personal data and on the free movement of such data. The GDPR imposes a broad range of strict requirements on companies subject to the GDPR, including requirements relating to having legal bases for processing personal information relating to identifiable individuals and transferring such information outside the EEA, including to the U.S., providing details to those individuals regarding the processing of their personal information, keeping personal information secure, having data processing agreements with third parties who process personal information, responding to individuals’ requests to exercise their rights in respect of their personal information, reporting security breaches involving personal data to the competent national data protection authority and affected individuals, appointing data protection officers, conducting data protection impact assessments, and record-keeping. The GDPR increases substantially the penalties to which we could be subject in the event of any non-compliance, including fines of up to 10,000,000 Euros or up to two percent of our total worldwide annual turnover for certain comparatively minor offenses, or up to 20,000,000 Euros or up to four percent of our total worldwide annual turnover for more serious offenses. Given the new law, we face uncertainty as to the exact interpretation of the new requirements and we may be unsuccessful in implementing all measures required by data protection authorities or courts in interpretation of the new law.

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

In the event we conduct clinical trials in the EEA, we must also ensure that we maintain adequate safeguards to enable the transfer of personal data outside of the EEA, in particular to the U.S., in compliance with European data protection laws. We expect that we will continue to face uncertainty as to whether our efforts to comply with our obligations under European privacy laws will be sufficient. If we are investigated by a European data protection authority, we may face fines and other penalties. Any such investigation or charges by European data protection authorities could have a negative effect on our existing business and on our ability to attract and retain new clients or pharmaceutical partners. We may also experience hesitancy, reluctance, or refusal by European or multi-national clients or pharmaceutical partners to continue to use our products and solutions due to the potential risk exposure as a result of the current (and, in particular, future) data protection obligations imposed on them by certain data protection authorities in interpretation of current law, including the GDPR. Such clients or pharmaceutical partners may also view any alternative approaches to compliance as being too costly, too burdensome, too legally uncertain, or otherwise objectionable and therefore decide not to do business with us. Any of the foregoing could materially harm our business, prospects, financial condition and results of operations.

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

We are subject to numerous federal, state and local laws and regulations relating to the recruiting, hiring, compensation and treatment of employees and contractors. These laws and regulations cover financial compensation (including wage and hour standards), benefits (including insurance and 401K plans), discrimination, workplace safety and health, benefits, and workers’ compensation.  In varying degrees and scope, national, state and local laws prohibit unfavorable or unfair treatment in the workplace of employees or candidates based on their age, gender, race, national origin, religion, disability or sexual orientation. Disability laws also expand upon the employment rights of veterans and persons with disabilities. At a federal level, Title VII of the Civil Rights Act of 1964 prohibit discrimination on the basis of race, color, religion, sex or national origin. The Fair Labor Standards Act establishes a national minimum wage, guarantees “time-and-a-half” for overtime in certain jobs, and prohibits oppressive employment of minors. The Americans with Disabilities Act, as amended, prohibits discrimination based on disability.

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

Third parties may seek to claim intellectual property rights that encompass or overlap with intellectual property that we own or license from them or others. Legal proceedings may be initiated to determine the scope and ownership of these rights, and could result in our loss of rights, including injunctions or other equitable relief that could effectively block our ability to further develop and commercialize our product candidates. For example, through our 2014 license agreement with Caribou (the “Caribou License”), we sublicense the rights of the Regents of the University of California and the University of Vienna (collectively, “UC/Vienna”) to a worldwide patent portfolio that covers methods of use and compositions relating to engineered CRISPR/Cas9 systems for, among other things, cleaving or editing DNA and altering gene product expression in various organisms, including eukaryotic cells. We sublicense the UC/Vienna rights to this portfolio for human therapeutic, prophylactic and palliative uses, including companion diagnostics, except for anti-fungal and anti-microbial uses. This patent portfolio to-date includes, for example, multiple granted, allowed, and/or allowable patent applications in the U.S., as well as granted patents from the European Patent Office, the United Kingdom’s Intellectual Property Office, the German Patent and Trade Mark Office, Australia’s Intellectual Property agency and China’s Intellectual Property Office, among others. Because UC/Vienna co-own this portfolio with Dr. Emmanuelle Charpentier (from whom we do not have sublicense rights), we refer to this co-owned worldwide patent portfolio as the UC/Vienna/Charpentier patent family. UC/Vienna could challenge Caribou’s rights under their license agreement, including Caribou’s right to sublicense its rights to others, such as Intellia, and on what terms such a sublicense would be granted, each of which could adversely impact our rights under our license agreement with Caribou.

Similarly, Caribou has challenged the scope of our licensed rights and fields under our license agreement, which could adversely impact our exclusive rights to use CRISPR/Cas9 technology in our human therapeutics field. On October 17, 2018, we initiated an arbitration proceeding against Caribou asserting that it is violating the terms and conditions of the Caribou License, as well as other contractual and legal rights, by using and seeking to license to third parties two patent families (described in, for instance, PCT No. PCT/US2016/015145 and PCT No. PCT/US2016/064860, and related patents and applications) relating to specific structural or chemical modifications of guide RNAs, purportedly invented or controlled by Caribou, in our exclusive human therapeutic field.  Under the Caribou License, Caribou granted to the Company a worldwide, exclusive license to all of Caribou’s intellectual property relating to CRISPR/Cas9 technology for all therapeutic, prophylactic and palliative uses and applications for any or all diseases and conditions in humans with the sole exceptions of anti-microbial and/or anti-fungal applications. The license encompassed all CRISPR/Cas9 intellectual property developed or controlled by Caribou as of July 16, 2014 and through an intellectual property cutoff date (January 30, 2018) that was necessary or useful for us to develop, manufacture or commercialize products in our field, as well as any technology developed by Caribou under a service agreement entered into by the Company and Caribou in July 2014. Caribou has asserted that the two families of intellectual property are outside the scope of our license, and that the scope of our human therapeutics field does not prevent it from developing and commercializing competing therapies. In accordance with the Caribou License, we initiated an arbitration seeking a declaration that the disputed intellectual property is included within the scope of our license under the Caribou License, an award of compensatory, consequential and punitive damages based on Caribou’s conduct, and an injunction prohibiting Caribou from licensing or using this intellectual property in our exclusive human therapeutics field, among other claims.  If we were not to succeed in this arbitration, it is possible that Caribou could use CRISPR/Cas9 to develop therapeutic, prophylactic and palliative uses and applications for diseases and conditions in humans in any field.

In addition, third parties could assert that UC/Vienna/Charpentier do not have rights to the CRISPR/Cas9 technology, or that any rights owned by UC/Vienna/Charpentier are limited. For example, the Broad Institute, Massachusetts Institute of Technology, the President and Fellows of Harvard College and the Rockefeller University (collectively, the “Broad Institute”) co-own patents and patent applications (collectively, the “Broad Institute patent family”) that also claim certain aspects of CRISPR/Cas9 systems to edit genes in eukaryotic cells, including human cells. Because the respective owners of a UC/Vienna/Charpentier patent application and the Broad Institute patent family both allege owning intellectual property claiming overlapping aspects of CRISPR/Cas9 systems and methods to edit genes in eukaryotic cells, including human cells, our ability to market and sell CRISPR/Cas9-based human therapeutics may be adversely impacted depending on the scope and actual ownership over the inventions claimed in the competing patent portfolios. In January 2016, an interference proceeding was declared in the U.S. Patent and Trademark Office (“USPTO”) between the claims from one UC/Vienna/Charpentier patent application we sublicense through Caribou (which generally claimed methods to use the CRISPR/Cas9 technology with a single RNA guide in any cellular or non-cellular setting) and certain U.S. patents and one application of the Broad Institute patent family (which generally claimed methods to use the CRISPR/Cas9 technology in eukaryotic cells).  The interference proceeding was initiated to determine which set of inventors invented first and, thus, is entitled to patents on the invention in the U.S. In February 2017, the Patent Trial and Appeal Board (“PTAB”) dismissed the interference proceeding finding that the respective patent claims involved in the interference were legally distinct such that they did not meet the legal requirement to proceed with the interference. The PTAB did not make any decision regarding inventorship or priority, and therefore ownership, of the inventions claimed by the patents and applications at issue. UC/Vienna/Charpentier appealed to the U.S. Court of Appeals for the Federal Circuit (the “Federal Circuit”) seeking a review and reversal of the PTAB’s decision to terminate the interference. On September 10, 2018, the Federal Circuit affirmed the PTAB’s decision to terminate the interference proceeding. The time for UC/Vienna/Charpentier to ask for a rehearing by the Federal Circuit or permission to appeal from the U.S. Supreme Court has expired.  The Federal Circuit returned the UC/Vienna/Charpentier allowable patent claims to the USPTO, and on April 23, 2019, the USPTO issued the patent covering generally the use of the CRISPR/Cas9 technology using a single RNA guide in any setting, including cellular settings. The USPTO is currently considering whether to declare one or more subsequent interferences between other UC/Vienna/Charpentier applications and some or all of the Broad patents involved in the terminated interference that claim the use of the CRISPR/Cas9 technology in eukaryotic cells or compositions of single guide RNAs.  In addition, other third parties, such as Vilnius University, ToolGen, Inc., MilliporeSigma (a subsidiary of Merck KGaA) and Harvard University, filed patent applications claiming CRISPR/Cas9-related inventions around or within a year after the UC/Vienna/Charpentier application was filed and may allege that they invented one or more of the inventions claimed by UC/Vienna/Charpentier before UC/Vienna/Charpentier. If the USPTO deems the scope of the claims of one or more of these parties to sufficiently overlap with the allowable claims from the UC/Vienna/Charpentier application, the USPTO could declare other interference proceedings to determine the actual inventor of such claims. If UC/Vienna/Charpentier are unable to prevail in their inventorship claims or if the scope of their claims is narrowed through these various legal proceedings, then we could be prevented from developing and commercializing all or some of our products candidates unless we can obtain rights to the third-parties’ intellectual property, or avoid or invalidate it.

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

The Broad Institute patent family includes issued patents in the U.S. and Europe that purport to cover certain aspects of the CRISPR/Cas9 genome editing platform for use on eukaryotic cells, including human cells. On January 11, 2016, the PTAB declared an interference proceeding between certain patents and a patent application of the Broad Institute patent family and one UC/Vienna/Charpentier patent application to determine, based on priority of invention, whether the contested inventions belong either to UC/Vienna/Charpentier or to the Broad Institute in the U.S. This interference proceeding was discontinued by the PTAB in February 2017 without any finding regarding inventorship or priority. In discontinuing the interference proceeding, the PTAB found that the claim sets presented by the two parties were “patentably distinct” from each other and, thus, did not meet the statutory requirements for continuing the proceeding. In April 2017, UC/Vienna/Charpentier appealed to the U.S. Court of Appeals for the Federal Circuit seeking a review and reversal of the PTAB’s decision to terminate the interference. On September 10, 2018, the Federal Circuit issued a ruling affirming the PTAB’s decision to terminate the interference proceeding. The time for UC/Vienna/Charpentier to ask for a rehearing by the Federal Circuit or permission to appeal from the U.S. Supreme Court has expired. The Federal Circuit returned the UC/Vienna/Charpentier allowable patent claims to the USPTO, and on April 23, 2019, the USPTO issued a patent covering generally the use of the CRISPR/Cas9 technology using a single RNA guide in any setting, including cellular settings. In addition, UC/Vienna/Charpentier continues to prosecute other patent claims covering the CRISPR/Cas9 inventions, which could also result in allowable or issued patents in the U.S. Certain of the claims being prosecuted by UC/Vienna/Charpentier, if found allowable by the USPTO, could lead to interference proceedings against patents or patent applications owned by other parties, including the Broad Institute patent family, with respect to certain claims expressly relating to the use of CRISPR/Cas9 in eukaryotic cells. As of April 30, 2019, the USPTO has found certain patent applications in the UC/Vienna/Charpentier patent family allowable but for potentially interfering subject matter with a number of patent applications and/or certain patents issued to the Broad, which claim aspects of CRISPR/Cas9 systems and methods to edit genes in eukaryotic cells, including human cells, as well as single-guide RNA compositions. The PTAB has not yet declared an interference involving any of these applications. There is no specified deadline for the PTAB to act on these matters, and we cannot predict if or when they will act, and whether they will declare any interference. Further, the effects that any such results may have on us and our intellectual property position, including whether UC/Vienna/Charpentier will ultimately be successful in prosecuting to the issuance of a patent covering the CRISPR/Cas9 system that we are able to use under our license agreement with Caribou, are currently unknown. The Broad could seek to assert its issued patents against us based on our CRISPR/Cas9-based activities, including commercialization. Defense of these claims, regardless of their merit, would involve substantial litigation expense, would be a substantial diversion of management and other employee resources from our business and may impact our reputation. In the event of a successful claim of infringement against us, we may have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, obtain one or more licenses from third parties, pay royalties or redesign our infringing products, which may be impossible or require substantial time and monetary expenditure. In that event, we could be unable to further develop and commercialize our product candidates, which could harm our business significantly.

In addition, other third parties, such as Vilnius University, ToolGen, Inc., MilliporeSigma (a subsidiary of Merck KGaA) and Harvard University, filed patent applications claiming CRISPR/Cas9-related inventions around or within a year after the UC/Vienna/Charpentier application was filed and may allege that they invented one or more of the inventions claimed by UC/Vienna/Charpentier before UC/Vienna/Charpentier. If the USPTO deems the scope of the claims of one or more of these parties to sufficiently overlap with the allowable claims from the UC/Vienna/Charpentier application, the USPTO could declare other interference proceedings to determine the actual inventor of such claims. In addition, UC/Vienna/Charpentier or the other third parties could seek judicial review of their inventorship claims. If UC/Vienna/Charpentier fail in defending their inventorship priority on any of these claims, we may lose valuable intellectual property rights, such as the exclusive right to use such intellectual property. Such an outcome could have a material adverse effect on our business. Even if we are successful in defending against such claims, any disputes could result in substantial costs and be a distraction to management and other employees.

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

On October 17, 2018, we initiated an arbitration proceeding against Caribou asserting that it is violating the Caribou License, as well as other contractual and legal rights, by using and seeking to license to third parties two patent families (described in, for instance, PCT No. PCT/US2016/015145 and PCT No. PCT/US2016/064860, and related patents and applications) relating to specific structural or chemical modifications of guide RNAs, that were purportedly invented or controlled by Caribou, in our exclusive human therapeutic field. Under the Caribou License, Caribou granted to the Company a worldwide, exclusive license to all of Caribou’s intellectual property relating to CRISPR/Cas9 technology for all therapeutic, prophylactic and palliative uses and applications for any or all diseases and conditions in humans with the sole exceptions of anti-microbial and/or anti-fungal applications. The license encompassed all CRISPR/Cas9 intellectual property developed or controlled by Caribou as of July 16, 2014 and through an intellectual property cutoff date (January 30, 2018) that was necessary or useful for the Company to develop, manufacture or commercialize products in its field, as well as any technology developed by Caribou under a service agreement entered into by the Company and Caribou in July 2014. Caribou has asserted that the two families of intellectual property are outside the scope of our license, and that the scope of our human therapeutics field does not prevent it from developing and commercializing competing therapies. In accordance with the Caribou License, we have submitted a demand for arbitration seeking a declaration that the disputed intellectual property is included within the scope of our license under the Caribou License, an award of compensatory, consequential and punitive damages based on Caribou’s conduct, and an injunction prohibiting Caribou from licensing or using this intellectual property in our exclusive human therapeutics field, among other claims. If we were not to succeed in this arbitration, it is possible that Caribou could use CRISPR/Cas9 to develop therapeutic, prophylactic and palliative uses and applications for diseases and conditions in humans in any field.

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

Patents relating to our product candidates are controlled by certain of our licensors or their respective licensors. Each of our licensors or their licensors generally has rights to file, prosecute, maintain and defend the patents we have licensed from such licensor. If these licensors or any future licensees and in some cases, co-owners from which we do not yet have licenses, having rights to file, prosecute, maintain, and defend our patent rights fail to adequately conduct these activities for patents or patent applications covering any of our product candidates, our ability to develop and commercialize those product candidates may be adversely affected and we may not be able to prevent competitors from making, using or selling competing products. We cannot be certain that such activities by our licensors or their respective licensors have been or will be conducted in compliance with applicable laws and regulations or in our best interests, or will result in valid and enforceable patents or other intellectual property rights. Pursuant to the terms of the license agreements with our licensors, the licensors may have the right to control enforcement of our licensed patents or defense of any claims asserting the invalidity of these patents and, even if we are permitted to pursue such enforcement or defense, we cannot ensure the cooperation of our licensors or, in some cases, other necessary parties, such as the co-owners of the intellectual property from which we have not yet obtained a license. We cannot be certain that our licensors or their licensors, and in some cases, their respective co-owners, will allocate sufficient resources or prioritize their or our enforcement of such patents or defense of such claims to protect our interests in the licensed patents. For example, with respect to our sublicensed rights from Caribou to UC/Vienna/Charpentier intellectual property, UC retained the right to control the prosecution, enforcement and defense of this intellectual property in its license agreement with Caribou and, pursuant to an Invention Management Agreement, shares these responsibilities with CRISPR Therapeutics and, under certain circumstances, ERS Genomics, Ltd., as the designated managers of the intellectual property. For these reasons, UC may be unable or unwilling to prosecute certain patent claims that would be best for our product candidates, or enforce its patent rights against infringers of the UC/Vienna/Charpentier patent family.

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

Proprietary Information may include information or material which has not been made generally available to the public, such as:  (a) corporate information, including plans, strategies, methods, policies, resolutions, contractual negotiations or legal proceedings; (b) marketing information, including strategies, methods, customer identities or other information about customers, prospect identities or other information about prospects, or market analyses or projections; (c) financial information, including cost and performance data, debt arrangements, equity structure, investors and holdings, purchasing and sales data and price lists; (d) operational and technological information, including plans, specifications, manuals, forms, templates, software, designs, methods, procedures, formulas, discoveries, inventions, improvements, concepts and ideas; and (e) personnel information, including personnel lists, reporting or organizational structure, resumes, personnel data, compensation structure, performance evaluations and termination arrangements or documents.

In addition to the protection afforded by patents, we seek to rely on trade secret protection and confidentiality agreements to protect our proprietary and confidential information, which could include generally our corporate plans, strategies and agreements, financial information, personnel information and operational and technological information, including know-how that is not patentable or that we elect not to patent. We also utilize proprietary processes for which it would be difficult to enforce patents. In addition, other elements of our product discovery and development processes involve proprietary know-how, information, or technology that is not covered by patents. Trade secrets, however, may be difficult to protect. We seek to protect our proprietary processes, in part, by entering into confidentiality agreements with our employees, consultants, outside scientific advisors, contractors, and collaborators, and we also rely on national and state laws requiring our directors, employees, contractors and collaborators to protect our proprietary information. Although we use reasonable efforts to protect our trade secrets, our employees, consultants, outside scientific advisors, contractors, and collaborators might intentionally or inadvertently disclose our trade secret information to competitors. In addition, competitors may otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. Furthermore, the laws of some foreign countries do not protect proprietary rights to the same extent or in the same manner as the laws of the U.S. As a result, we may encounter significant problems in protecting and defending our intellectual property both in the U.S. and abroad. If we are unable to prevent unauthorized material disclosure of our intellectual property to third parties, or misappropriation of our intellectual property by third parties, we may not be able to establish or maintain a competitive advantage in our market, which could materially adversely affect our business, operating results, and financial condition.

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

Further, if a party to our licenses, either a licensee or licensor, were to breach or challenge our rights under the relevant license agreement (or if one of our licensor’s own licensors were to challenge our licensor’s rights), we may have to initiate or participate in a legal proceeding to enforce our rights. Any such legal proceeding could be expensive and time-consuming. In addition, if a court or other tribunal were to rule against us, we could lose key intellectual property and financial rights. Pursuing or defending against these legal claims, regardless of merits, would involve substantial legal expense and would be a substantial diversion of employee resources from our business. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation or contractual litigation there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation or proceeding. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. For example, as discussed above, on October 17, 2018, we initiated an arbitration proceeding against Caribou asserting that it is violating the Caribou License, as well as other contractual and legal rights, by using and seeking to license to third parties two patent families (described in, for instance, PCT No. PCT/US2016/015145 and PCT No. PCT/US2016/064860, and related patents and applications) relating to specific structural or chemical modifications of guide RNAs, that were purportedly invented or controlled by Caribou, in our exclusive human therapeutic field.  In accordance with the Caribou License, we have submitted a demand for arbitration seeking a declaration that the disputed intellectual property is included within the scope of our license under the Caribou License, an award of compensatory, consequential, and punitive damages based on Caribou’s conduct, and an injunction prohibiting Caribou from licensing or using this intellectual property in our exclusive human therapeutics field, among other claims. If we were not to succeed in this arbitration, it is possible that Caribou could use CRISPR/Cas9 to develop therapeutic, prophylactic and palliative uses and applications for diseases and conditions in humans in any field.

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

We may be subject to claims that our employees, directors, consultants, or independent contractors have wrongfully used or disclosed confidential information of third parties.

We have received confidential and proprietary information from third parties. In addition, we employ individuals who were previously employed at other biotechnology or pharmaceutical companies as well as academic research institutions. We may be subject to claims that we or our employees, directors, consultants, or independent contractors have inadvertently or otherwise used or disclosed confidential information of these third parties or our employees’ former employers. Litigation may be necessary to defend against these claims, which could result in money damages or a judicial order prohibiting the use of certain intellectual property. Even if we are successful in defending against these claims, litigation could result in substantial cost and be a distraction to our management and employees.

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

As of March 31, 2019, our executive officers, directors, five percent or greater stockholders and their affiliates beneficially own approximately 56.2 percent of our outstanding voting stock. These stockholders may have the ability to influence us through their ownership positions. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to control elections of directors or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

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

The Company will need additional capital in the future to continue our planned operations in addition to the proceeds we received from our initial public offering (“IPO”) in May 2016 and follow-on public offering in November 2017. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. We may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, convertible securities or other equity securities in more than one transaction, investors may be materially diluted by subsequent sales. These sales may also result in material dilution to the Company’s existing stockholders, and new investors could gain rights superior to our existing stockholders.

On October 12, 2018, we filed a shelf registration statement on Form S-3 (the “Shelf Registration Statement”) with the SEC, in relation to the registration of common stock, preferred stock, warrants and/or units of any combination thereof for the purposes of selling, from time to time, our common stock, convertible securities or other equity securities in one or more offerings. We also simultaneously entered into an Open Market Sale Agreement (the “Sales Agreement”) with Jefferies LLC, (the “Sales Agent”), to provide for the offering, issuance and sale of up to an aggregate amount of $100.0 million of our common stock from time to time in “at-the-market” offerings under the Shelf Registration Statement and subject to the limitations thereof.  The Company will pay to the Sales Agent cash commissions of 3.0 percent of the gross proceeds of sales of common stock under the Sales Agreement. As of March 31, 2019, approximately $66.3 million in shares of common stock remain eligible for sale under the Sales Agreement. Sales of common stock, convertible securities or other equity securities by us or our stockholders under the Shelf Registration Statement may represent a significant percentage of our common stock currently outstanding. If we or our stockholders sell, or the market perceives that we or our stockholders intend to sell, substantial amounts of our common stock under the Shelf Registration Statement or otherwise, the market price of our common stock could decline significantly.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), we are required to furnish a report by our management on our internal control over financial reporting. However, while we remained an emerging growth company, we were not required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. Under the statute, we ceased to be an emerging growth company on the date that is the earliest of: (i) the last day of the fiscal year in which we have total annual gross revenues of $1.07 billion or more; (ii) December 31, 2020; (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC. We became a large accelerated filer for the fiscal year ending December 31, 2019, and as such we lost emerging growth status on December 31, 2018. To achieve compliance with Section 404 within the prescribed period, we engaged in a process to document and evaluate our internal control over financial reporting, which has been both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. If we identify one or more material weaknesses, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

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

We are subject to the risk of litigation, derivative claims, securities class actions, regulatory and governmental investigations and other proceedings, including proceedings arising from investor dissatisfaction with us or our performance. In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because biotechnology and pharmaceutical companies have experienced significant stock price volatility in recent years. In addition, if any individuals acting on the Company’s behalf fails to satisfy his or her relevant legal or contractual duties, we could have liability to third-parties, including the government or investors.  If any claims were brought against us and resulted in a finding of substantial legal liability, the finding could materially adversely affect our business, financial condition or results of operations or cause significant reputational harm to us, which could seriously adversely impact our business. Allegations of improper conduct by private litigants or regulators, regardless of veracity, also may harm our reputation and adversely impact our ability to grow our business. If we face such litigation, it could result in substantial costs and a diversion of management’s attention and resources, which could harm our business.

Changes in tax law may adversely affect our business and financial condition.

The laws and rules dealing with U.S. federal, state and local income taxation are routinely being reviewed and modified by governmental bodies, officials and regulatory agencies, including the Internal Revenue Service and the U.S. Treasury Department. Since the Company was founded in 2014, many such changes have been made and changes are likely to continue to occur in the future. For example, in December 2017, the U.S. president signed into law the TCJA that significantly reforms the Internal Revenue Code of 1986, as amended, or the Code. The TCJA, among other things, includes changes to U.S. federal tax rates, imposes significant additional limitations on the deductibility of interest and net operating loss carryforwards (“NOLs”), allows for the expensing of capital expenditures, and effectuates the migration from a “worldwide” system of taxation to a territorial system. Our net deferred tax assets and liabilities were revalued in December 2017 at the then newly enacted U.S. corporate rate. We continue to examine the impact this tax reform legislation may have on our business. It cannot be predicted whether, when, in what form, or with what effective dates, tax laws, regulations and rulings may be enacted, promulgated or issued, that could result in an increase in our or our shareholders’ tax liability.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

We have incurred substantial losses during our history and do not expect to become profitable in the near future, and we may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire. As of December 31, 2018, we had federal and state NOLs of $128.2 million and $117.0 million, respectively, which begin to expire in 2034. As of December 31, 2018, we had federal and state research and development tax credit carryforwards of approximately $7.5 million and $4.8 million, which begin to expire in 2034 and 2030, respectively. Our net deferred tax assets and liabilities have been revalued at the newly enacted U.S. corporate rate. Under Sections 382 and 383 of the Code, if a corporation undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three-year period, the corporation’s ability to use its pre-change NOLs, and other pre-change tax attributes (such as research and development tax credits) to offset its post-change income or taxes may be limited. We may have experienced ownership changes in the past and may experience ownership changes in the future as a result of our initial public offering in May of 2016, follow-on offerings and/or subsequent shifts in our stock ownership (some of which shifts are outside our control). As a result, if we earn net taxable income, our ability to use our pre-change NOLs and research and development tax credits to offset such taxable income and income tax, respectively, could be subject to limitations. Similar provisions of state tax law may also apply. As a result, even if we attain profitability, we may be unable to use a material portion of our NOLs and other tax attributes. Under the TCJA, net operating losses generated after December 31, 2017 are not subject to expiration.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 6. Exhibits

The following exhibits are incorporated by reference or filed as part of this report.

10.1	First Amendment to Lease, dated as of April 5, 2019, by and between the Company and MIT 130 Brookline Leasehold LLC. (1)

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

32.1

Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, by John M. Leonard, M.D., President and Chief Executive Officer of the Company, and Glenn Goddard, Executive Vice President, Chief Financial Officer of the Company. (2)

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Filed with this Quarterly Report on Form 10-Q.
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

Dated: May 2, 2019

INTELLIA THERAPEUTICS, INC.

By:	/s/ John M. Leonard
John M. Leonard, M.D.
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Glenn G. Goddard
Glenn G. Goddard
Executive Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)