Form 10-Q
period 2019-06-30
Intellia Therapeutics, Inc.
filed 2019-08-01
CIK 1652130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

The number of shares outstanding of the registrant’s common stock as of July 26, 2019: 48,543,069 shares.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

INTELLIA THERAPEUTICS, INC.

Condensed Consolidated Balance Sheets (unaudited)

(Amounts in thousands except share and per share data)

	June 30, 2019	December 31, 2018
ASSETS
Current Assets:
Cash and cash equivalents	$49,140	$58,856
Marketable securities - current	221,959	255,203
Accounts receivable	4,188	7,547
Proceeds due from at-the-market offerings	27,140	-
Prepaid expenses and other current assets	4,710	3,371
Total current assets	307,137	324,977
Marketable securities - noncurrent	4,739	-
Property and equipment, net	16,694	17,061
Operating lease right-of-use assets	20,923	-
Other assets	2,948	5,277
Total Assets	$352,441	$347,315
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,848	$2,708
Accrued expenses	11,898	10,742
Current portion of lease liability	5,065	-
Current portion of deferred revenue	19,652	27,122
Total current liabilities	38,463	40,572
Deferred revenue, net of current portion	22,508	28,810
Long-term lease liability	14,604	-
Other long-term liabilities	-	13
Commitments and contingencies
Stockholders’ Equity:
Common stock, $0.0001 par value; 120,000,000 shares authorized; 47,714,575 and 45,224,480 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	5	5
Additional paid-in capital	525,574	478,968
Accumulated other comprehensive income (loss)	255	(28)
Accumulated deficit	(248,968)	(201,025)
Total stockholders’ equity	276,866	277,920
Total Liabilities and Stockholders’ Equity	$352,441	$347,315

See notes to condensed consolidated financial statements.

INTELLIA THERAPEUTICS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited)

(Amounts in thousands except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Collaboration revenue	$11,118	$7,677	$21,551	$15,146
Operating expenses:
Research and development	25,460	23,467	49,169	45,960
General and administrative	13,118	7,805	23,651	15,211
Total operating expenses	38,578	31,272	72,820	61,171
Operating loss	(27,460)	(23,595)	(51,269)	(46,025)
Interest income	1,777	1,376	3,646	2,450
Net loss	$(25,683)	$(22,219)	$(47,623)	$(43,575)
Net loss per share, basic and diluted	$(0.56)	$(0.52)	$(1.05)	$(1.03)
Weighted average shares outstanding, basic and diluted	45,814	42,836	45,526	42,441
Other comprehensive income:
Unrealized gain on marketable securities	196	-	283	-
Comprehensive loss	$(25,487)	$(22,219)	$(47,340)	$(43,575)

See notes to condensed consolidated financial statements.

INTELLIA THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows (unaudited)

(Amounts in thousands)

	Six Months Ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(47,623)	$(43,575)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,621	2,085
Loss (gain) on disposal of property and equipment	17	(29)
Equity-based compensation	8,996	9,008
Accretion of investment discounts	(2,630)	-
Non-cash lease expense	462	-
Changes in operating assets and liabilities:
Accounts receivable	3,359	1,862
Prepaid expenses and other current assets	(1,339)	199
Accounts payable	(293)	(1,599)
Accrued expenses	947	305
Deferred revenue	(13,772)	(9,009)
Other assets	125	564
Other long-term liabilities	-	(76)
Net cash used in operating activities	(49,130)	(40,265)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,474)	(2,750)
Purchases of marketable securities	(182,582)	-
Maturities of marketable securities	214,000	-
Net cash provided by (used in) investing activities	28,944	(2,750)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock offerings, net of offering costs	7,912	-
Proceeds from options exercised	2,024	7,277
Issuance of shares through employee stock purchase plan	534	598
Net cash provided by financing activities	10,470	7,875
Net decrease in cash and cash equivalents	(9,716)	(35,140)
Cash and cash equivalents, beginning of period	58,856	340,678
Cash and cash equivalents, end of period	$49,140	$305,538
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Purchases of property and equipment unpaid at period end	$867	$1,417
Proceeds from at-the-market offerings unpaid at period end	27,140	-
Right-of-use assets acquired under operating leases	1,343	-

See notes to condensed consolidated financial statements.

INTELLIA THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements (unaudited)

1.	Overview and Basis of Presentation

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

Liquidity

Since its inception through June 30, 2019, the Company has raised an aggregate of $580.2 million to fund its operations, of which $146.7 million was through its collaboration agreements, $170.5 million was from its initial public offering and concurrent private placements, $141.0 million was from a follow-on public offering, $85.0 million was from the sale of convertible preferred stock and $37.0 million was from at-the-market offerings. An additional $27.1 million related to at-the-market offerings with trade dates in June 2019 that were settled by July 2, 2019, as noted below.

On October 12, 2018, the Company filed a Registration Statement on Form S-3 (the “Shelf”) with the SEC in relation to the registration of common stock, preferred stock, warrants and/or units of any combination thereof (collectively, the “Securities”). The Company also simultaneously entered into an Open Market Sale Agreement (the “Sales Agreement”) with Jefferies LLC, (the “Sales Agent”), to provide for the offering, issuance and sale by the Company of up to an aggregate amount of $100.0 million of its common stock from time to time in “at-the-market” offerings under the Shelf and subject to the limitations thereof.  The Company will pay to the Sales Agent cash commissions of 3.0 percent of the gross proceeds of sales of common stock under the Sales Agreement. In November 2018, the Company issued 1,659,300 shares of its common stock at $18.00 per share in accordance with the Sales Agreement for net proceeds of $28.5 million, after payment of cash commissions of 3.0 percent of the gross proceeds to the Sales Agent and approximately $0.4 million related to legal, accounting and other fees in connection with the sale. During the six months ended June 30, 2019, the Company issued an additional 2,210,397 shares of its common stock, in a series of sales, at an average price of $16.41 per share, in accordance with the Sales Agreement, for aggregate net proceeds of $35.2 million, after payment of cash commissions of 3.0 percent of the gross proceeds to the Sales Agent and approximately $0.1 million related to legal, accounting and other fees in connection with the sales. As of June 30, 2019, $27.1 million of these proceeds were recorded as a current asset on the Company’s condensed consolidated balance sheet, representing offerings with trade dates in June 2019 that were settled by July 2, 2019.

2.	Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies”, in our Annual Report. There have been no material changes during the six months ended June 30, 2019, other than the Company’s adoption of Accounting Standards Codification (“ASC”) 842 (as defined below) which is discussed in detail in this note.

Marketable Securities

The following table summarizes the Company’s available-for-sale marketable securities as of June 30, 2019 and December 31, 2018 at net book value:

	June 30, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Marketable securities:
U.S. Treasury securities	$146,552	$161	$-	$146,713
Financial institution debt securities	53,041	69	-	53,110
Corporate debt securities	18,892	-	-	18,892
Other asset-backed securities	7,958	25	-	7,983
Total	$226,443	$255	$-	$226,698

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Marketable securities:
U.S. Treasury securities	$165,959	$2	$(13)	$165,948
Financial institution debt securities	65,436	1	(17)	65,420
Corporate debt securities	23,836	-	(1)	23,835
Total	$255,231	$3	$(31)	$255,203

The amortized cost of available-for-sale securities is adjusted for amortization of premiums and accretion of discounts to maturity. At June 30, 2019 and December 31, 2018, the balance in the Company’s accumulated other comprehensive income (loss) was composed of activity related to the Company’s available-for-sale marketable securities. There were no realized gains or losses in the period ended June 30, 2019, and as a result, the Company did not reclassify any amounts out of accumulated other comprehensive income (loss) during the period. The Company did not have any securities in an unrealized loss position at June 30, 2019.

Leases

Effective January 1, 2019, the Company adopted ASC Topic 842, Leases (“ASC 842”), using the required modified retrospective approach and utilizing the effective date as its date of initial application.  As a result, prior periods are presented in accordance with the previous guidance in ASC Topic 840, Leases.

At the inception of an arrangement, the Company determines whether an arrangement is or contains a lease based on the unique facts and circumstances present in the arrangement. Most leases with a term greater than one year are recognized on the balance sheet as right-of-use assets and short-term and long-term lease liabilities, as applicable. The Company has elected not to recognize leases with terms of 12 months or less on the balance sheet. The Company typically only includes an initial lease term in its assessment of a lease arrangement. Options to renew a lease are not included in the Company’s assessment unless there is reasonable certainty that the Company will renew. The Company monitors its plans to renew its material leases on a quarterly basis.

Operating lease liabilities and their corresponding right-of-use assets are recorded based on the present value of lease payments over the expected remaining lease term. Certain adjustments to the right-of-use asset may be required for items such as incentives received. The interest rate implicit in the Company’s leases is typically not readily determinable. As a result, the Company utilizes its incremental borrowing rate to discount lease payments, which reflects the fixed rate at which the Company could borrow on a collateralized basis the amount of the lease payments in the same currency, for a similar term, in a similar economic environment. In its transition to ASC 842, the Company utilized the remaining lease term of its leases in determining the appropriate incremental borrowing rates.

In accordance with ASC 842, components of a lease should be allocated between lease components (e.g., land, building, etc.) and non-lease components (e.g., common area maintenance, consumables, etc.). The fixed and in-substance fixed contract consideration must be allocated based on the respective relative fair values to the lease components and non-lease components.

Although separation of lease and non-lease components is otherwise required, an expedient is available whereby the entity may account for each lease component and related non-lease component together as a single lease component. For new and amended leases beginning in 2019 and after, the Company has elected to account for the lease and non-lease components together as a single lease component for all underlying assets and allocate all of the contract consideration to the lease component only.

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

The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring goods and services to the customer. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing either the expected value method or the most likely amount method, depending on the nature of the variable consideration. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. Any estimates, including the effect of the constraint on variable consideration, are evaluated at each reporting period for any changes. Determining the transaction price requires significant judgment, which is discussed in further detail for each of the Company’s collaboration agreements in Note 5. In addition, neither of the Company’s contracts as of June 30, 2019 contained a significant financing component.

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

As of June 30, 2019, the Company’s only revenue recognized is related to collaboration agreements with third parties which are either within the scope of ASC 606, under which the Company licenses certain rights to its product candidates to third parties, or within the scope of ASC 808, Collaborative Arrangements (“ASC 808”), if it involves a joint operating activity pursuant to which the Company is an active participant and is exposed to significant risks and rewards with respect to the arrangement. For the collaboration arrangements under the scope of ASC 606, as discussed in further detail in Note 5, the terms of these arrangements typically include payment to the Company of one or more of the following: nonrefundable, upfront fees; development, regulatory, and commercial milestone payments; research and development funding payments; and royalties on the net sales of licensed products. Each of these payments results in collaboration revenues, except for revenues from royalties on the net sales of licensed products, which are classified as royalty revenues. For arrangements within the scope of ASC 808, the terms of these arrangements typically include payments received or made under the cost sharing provisions which are recognized as a component of revenues in the condensed consolidated statements of operations and comprehensive loss.

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

The following table presents changes in the Company’s contract liabilities during the six months ended June 30, 2019 and 2018 (in thousands):

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Six Months Ended June 30, 2019
Contract liabilities:
Deferred revenue	$55,932	$2,000	$(15,772)	$42,160

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Six Months Ended June 30, 2018
Contract liabilities:
Deferred revenue	$59,868	$2,000	$(11,009)	$50,859

During the six months ended June 30, 2019 and 2018, the Company recognized the following revenues as a result of changes in the contract liability balance (in thousands):

Revenue recognized in the period from:	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
Amounts included in the contract liability at the beginning of the period	$15,772	$11,009

Costs to obtain and fulfill a contract

The Company did not incur any expenses to obtain collaboration agreements and costs to fulfill those contracts do not generate or enhance resources of the Company. As such, no costs to obtain or fulfill a contract have been capitalized in any period.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, Leases (“ASU 2016-02”). ASU 2016-02 established ASC 842, which amends ASC Topic 840, Leases, by introducing a lessee model that requires balance sheet recognition for most leases and the disclosure of key information about leasing arrangements. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. ASC 842 was subsequently amended during 2018. The Company adopted the new standard using the required modified retrospective approach on January 1, 2019 and used the effective date as its date of initial application. As a result, prior periods are presented in accordance with the previous guidance in ASC Topic 840, Leases.

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

The adoption of the new standard on January 1, 2019 resulted in the recognition of operating lease liabilities of $20.6 million, and right-of-use assets of $22.3 million on the Company’s condensed consolidated balance sheet relating to its leases. Further, an adjustment to retained earnings of $0.3 million was recognized due to the use of hindsight being applied in updating the lease term for one of the Company’s property leases. The adoption of the standard did not have a material effect on the Company’s condensed consolidated statements of operations and comprehensive loss or condensed consolidated statements of cash flows.

Refer to Note 6, “Leases”, for the Company’s current lease commitments.

In June 2018, the FASB issued ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which simplifies the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions. The Company’s adoption of the new standard beginning January 1, 2019 did not have a material effect on the Company’s condensed consolidated financial statements.

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

The Company’s financial instruments as of June 30, 2019 and December 31, 2018 included cash and cash equivalents, marketable securities, accounts receivable and accounts payable. As of June 30, 2019 and December 31, 2018, the Company’s financial assets recognized at fair value on a recurring basis consisted of the following:

	Fair Value as of June 30, 2019
	Total	Level 1	Level 2	Level 3
	(In thousands)
Cash equivalents	$45,799	$45,799	$-	$-
Marketable securities:
U.S. Treasury securities	146,713	146,713	-	-
Financial institution debt securities	53,110	-	53,110	-
Corporate debt securities	18,892	-	18,892	-
Other asset-backed securities	7,983	-	7,983	-
Total marketable securities	226,698	146,713	79,985	-
Total	$272,497	$192,512	$79,985	$-

	Fair Value as of December 31, 2018
	Total	Level 1	Level 2	Level 3
	(In thousands)
Cash equivalents	$45,986	$45,986	$-	$-
Marketable securities:
U.S. Treasury securities	165,948	165,948	-	-
Financial institution debt securities	65,420	-	65,420	-
Corporate debt securities	23,835	-	23,835	-
Total marketable securities	255,203	165,948	89,255	-
Total	$301,189	$211,934	$89,255	$-

The Company’s financial assets, which include cash equivalents and marketable securities, have been initially valued at the transaction price, and subsequently revalued at the end of each reporting period, utilizing third-party pricing services or other observable market data. The pricing services utilize industry standard valuation models and observable market inputs to determine value. After completing our validation procedures, the Company did not adjust or override any fair value measurements provided by the pricing services as of June 30, 2019 or December 31, 2018.

Other financial instruments, including accounts receivable and accounts payable, are carried at cost, which approximate fair value due to the short duration and term to maturity.
4.	Accrued Expenses

Accrued expenses consisted of the following:

	June 30, 2019	December 31, 2018
	(In thousands)
Accrued legal and professional expenses	$4,837	$1,633
Accrued employee compensation and benefits	3,803	6,175
Accrued research and development	2,485	2,328
Accrued other	773	606
Total accrued expenses	$11,898	$10,742

5.	Collaborations

To accelerate the development and commercialization of CRISPR/Cas9-based products in multiple therapeutic areas, the Company has formed, and intends to seek other opportunities to form, strategic alliances with collaborators who can augment its leadership in CRISPR/Cas9 therapeutic development.

Novartis Institutes for BioMedical Research (“Novartis”)

In December 2014, the Company entered into a strategic collaboration agreement with Novartis, as amended, (the “2014 Novartis Agreement”) primarily focused on the development of new ex vivo CRISPR/Cas9-edited therapies using chimeric antigen receptor T (“CAR-T”) cells and hematopoietic stem cells (“HSCs”).

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

Financial Terms. The Company received an upfront technology access payment from Novartis of $10.0 million in January 2015 and was entitled to additional technology access fees of $20.0 million and quarterly research payments of $1.0 million, or up to $20.0 million in the aggregate, during the five-year research term. To date, the Company has received $20.0 million in technology access fees and $17.0 million in research payments related to these programs. In addition, for each Novartis product under the collaboration (whether HSC or CAR-T, and beginning as of December 2018, OSC), subject to certain conditions, the Company may be eligible to receive (i) up to $30.3 million in development milestones, including for the filing of an investigational new drug (“IND”) application and for the dosing of the first patient in each of Phase IIa, Phase IIb and Phase III clinical trials, (ii) up to $50.0 million in regulatory milestones for the product’s first indication, including regulatory approvals in the U.S. and European Union (“EU”), (iii) up to $50.0 million in regulatory milestones for the product’s second indication, if any, including U.S. and EU regulatory approvals, (iv) royalties on net sales in the mid-single digits, and (v) net sales milestone payments of up to $100.0 million. The Company is also eligible to receive payments for: (i) each additional HSC target selected by Novartis beyond its initial defined allocation, for which it will receive $1.0 million for each target, (ii) each in vivo target that Novartis selects as described above, and (iii) any exercise by Novartis of certain license options under the 2014 Novartis Agreement.

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

2018 Amendment to the Agreement. In December 2018, the Company entered into an amendment to this agreement with Novartis (the “Novartis Amendment”) which expanded the scope of the 2014 Novartis Agreement to include the ex vivo development of CRISPR/Cas9-based cell therapies using limbal stem cells (“LSCs”), a type of OSC, primarily against gene targets selected by Novartis in exchange for a one-time payment of $10.0 million which the Company received in December 2018. The governance, milestones and royalties associated with any LSC program will follow those for the HSC programs. As part of the Novartis Amendment, Intellia rights to Novartis’ lipid nanoparticle (“LNP”) technology were expanded to include use on all genome editing applications in both in vivo and ex vivo settings.

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

Accounting Analysis. The Company has concluded that the 2014 Novartis Agreement and the Novartis Amendment are subject to ASC 606 and has assessed its accounting for them accordingly. The Company evaluated the promised goods and services under the 2014 Novartis Agreement and determined that it included two performance obligations: (1) a combined performance obligation representing a series of distinct goods and services including the licenses to research, develop and commercialize HSC products and their associated research activities and the licenses to research, develop and commercialize CAR-T cell products and their associated research activities; and (2) the preferred units.

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

The Company determined that there is only one combined performance obligation identified under the Novartis Amendment, representing a series of distinct goods and services including the licenses to research, develop and commercialize products using LSCs and their associated research and development services related to the research, development and commercialization of products using LSCs, and allocated the $10.0 million transaction price accordingly. Revenue allocated to this performance obligation is being recognized on a straight-line basis over a period of approximately one year, which, in management’s judgment, is the best measure of progress towards satisfying the performance obligation and represents the Company’s best estimate of the period of the obligation.

Revenue Recognition - Collaboration Revenue. Through June 30, 2019, excluding amounts allocated to Novartis’ purchase of the Company’s Class A-1 and Class A-2 Preferred Units, the Company had recorded a total of $55.4 million in cash and accounts receivable under the 2014 Novartis Agreement and the Novartis Amendment. Through June 30, 2019, the Company has recognized $48.4 million of collaboration revenue, including $4.8 million and $9.5 million during the three and six months ended June 30, 2019, respectively, and $2.4 million and $4.7 million during the three and six months ended June 30, 2018, respectively, in the condensed consolidated statements of operations and comprehensive loss related to the 2014 Novartis Agreement and the Novartis Amendment. As of June 30, 2019, there was approximately $9.0 million of the aggregate transaction price remaining to be recognized, which will be recognized through December 2019.

As of June 30, 2019 and December 31, 2018, the Company had accounts receivable of $1.0 million and $6.0 million, respectively, and deferred revenue of $7.0 million and $14.5 million, respectively, related to the 2014 Novartis Agreement and the Novartis Amendment.

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

Revenue Recognition – Collaboration Revenue. Through June 30, 2019, excluding the amounts allocated to Regeneron’s purchase of the Company’s common stock, the Company recorded a $75.0 million upfront payment and $17.9 million for research and development services under the Regeneron Agreement. Through June 30, 2019, the Company has recognized $57.7 million of collaboration revenue, including $6.3 million and $12.0 million during the three and six months ended June 30, 2019, respectively, and $5.3 million and $10.4 million during the three and six months ended June 30, 2018, respectively, in the condensed consolidated statements of operations and comprehensive loss related to this arrangement. This includes $3.2 million and $5.8 million during the three and six months ended June 30, 2019, respectively, and $2.1 million and $4.1 million during the three and six months ended June 30, 2018, respectively, representing payments due from Regeneron pursuant to the ATTR Co/Co, which is accounted for under ASC 808. As of June 30, 2019, there was approximately $35.2 million of the aggregate transaction price remaining to be recognized, which will be recognized ratably through April 2022.

As of June 30, 2019 and December 31, 2018, the Company had accounts receivable of $3.2 million and $1.5 million, respectively, and deferred revenue of $35.2 million and $41.4 million, respectively, related to this arrangement.

6.Leases

In October 2014, the Company entered into an agreement to lease office and laboratory space at 130 Brookline Street in Cambridge, Massachusetts under an operating lease agreement with a term through January 2020, with an option to extend the term of the lease for an additional five-year period. In April 2019, the Company executed an amendment to the lease to extend the term of the lease for the additional five-year period, through January 2025. Upon the execution of the original lease, the Company provided a $0.3 million security deposit. The Company has recorded this security deposit in other assets on the condensed consolidated balance sheets.

In applying the ASC 842 transition guidance, the Company retained the classification of this lease as operating and recorded a lease liability and a right-of-use asset on the ASC 842 effective date with the five-year extension included in the lease term, based on the Company’s election of the hindsight practical expedient as the Company was reasonably certain to exercise this option term.

In March 2019, the Company entered into a separate agreement to sublease additional office and laboratory space at 130 Brookline Street in Cambridge, Massachusetts under an operating sublease agreement with a term through April 2021, with two options to extend the agreement by one year each, for a total option period of up to two years. Upon commencement of the lease in April 2019, the Company recognized a right-of-use asset and lease liability of approximately $1.3 million.

In January 2016, the Company entered into a ten-year agreement to lease office and laboratory space at 40 Erie Street in Cambridge, Massachusetts under an operating lease agreement, with an option to terminate the lease at the end of the sixth year and an option to extend the term of the lease for an additional three years. Upon the execution of this lease, the Company provided a $2.2 million security deposit, which has been recorded in other assets on the condensed consolidated balance sheets. In addition, the Company had prepaid $2.2 million in lease payments as of December 31, 2018 under the terms of this lease. In applying the ASC 842 transition guidance, the Company retained the classification of this lease as operating and recorded a lease liability and a right-of-use asset, based on the present value of the non-cancelable term, on the ASC 842 effective date.

Throughout the term of its leases, the Company is responsible for paying certain costs and expenses, in addition to the rent, as specified in the lease, including a proportionate share of applicable taxes, operating expenses and utilities. The variable portion of these costs are expensed as incurred and are disclosed as variable lease cost.

The following table contains a summary of the lease costs recognized under Topic 842 and other information pertaining to the Company’s operating leases for the three and six months ended June 30, 2019:

	Three Months Ended	Six Months Ended
	June 30, 2019
	(in thousands)
Lease cost
Operating lease cost	$1,880	$3,583
Variable lease cost	460	997
Total lease cost	$2,340	$4,580
Other information
Operating cash flows used for operating leases	$1,635	$3,122
Operating lease liabilities arising from obtaining right-of-use assets	1,343	1,343
Weighted average remaining lease term	3.5 years	3.5 years
Weighted average discount rate	9.00%	9.00%

Future minimum lease payments under the Company’s non-cancelable operating leases as of June 30, 2019, are as follows:

Future Operating Lease Payments
Year Ending December 31,	(in thousands)
2019 (excluding the six months ended June 30, 2019)	$3,355
2020	6,483
2021	6,618
2022	4,732
2023	871
Thereafter	943
Total lease payments	$23,002
Less: imputed interest	(3,333)
Less: leases not yet commenced	-
Total operating lease liabilities at June 30, 2019	$19,669

Future minimum lease payments under the Company’s non-cancelable operating leases as of December 31, 2018, are as follows:

Year Ending December 31,	(In thousands)
2019	$5,616
2020	4,963
2021	5,507
2022	3,861
Thereafter	-
$19,947

7.	Equity-Based Compensation

Equity-based compensation expense is classified in the condensed consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)
Research and development	$2,096	$2,633	$3,879	$5,026
General and administrative	2,308	2,268	5,117	3,982
Total	$4,404	$4,901	$8,996	$9,008

Restricted Stock

Restricted stock is measured at fair value based on the quoted price of the Company’s common stock.

The following table summarizes the Company’s restricted stock activity for the six months ended June 30, 2019:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested restricted stock as of December 31, 2018	109,073	$15.53
Granted	-	-
Vested	(36,462)	1.34
Cancelled	-	-
Unvested restricted stock as of June 30, 2019	72,611	$22.66

As of June 30, 2019, there was $0.8 million of unrecognized equity-based compensation expense related to restricted stock that is expected to vest. These costs are expected to be recognized over a weighted average remaining vesting period of 1.4 years.

Stock Options

The weighted average grant date fair value of options, estimated as of the grant date using the Black-Scholes option pricing model, was $9.22 and $9.07 per option for those options granted during the three and six months ended June 30, 2019, respectively, and $16.64 and $17.94 per option for those options granted during the three and six months ended June 30, 2018, respectively. Key assumptions used to apply this pricing model were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Risk-free interest rate	2.1%	2.8%	2.4%	2.6%
Expected life of options	5.5-6.0 years	5.5-6.25 years	5.5-6.0 years	5.5-6.25 years
Expected volatility of underlying stock	67.9%	87.7%	68.6%	89.0%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

The following is a summary of stock option activity for the six months ended June 30, 2019:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding at December 31, 2018	5,037,663	$15.63
Granted	793,813	14.54
Exercised	(233,872)	8.65
Forfeited	(282,108)	18.79
Outstanding at June 30, 2019	5,315,496	$15.61	8.14	$14,978
Exercisable at June 30, 2019	2,165,526	$13.43	7.01	$10,193

As of June 30, 2019, there was $34.1 million of unrecognized compensation cost related to stock options that are expected to vest. These costs are expected to be recognized over a weighted average remaining vesting period of 2.6 years.

Of the unvested restricted stock outstanding and stock options outstanding as of June 30, 2019, 71,875 are performance-based restricted stock units and 213,750 are performance-based stock options. The performance-based restricted stock units and performance-based stock options vest upon obtaining certain scientific, financial and regulatory milestones through 2020.  At June 30, 2019, 71,875 performance-based restricted stock units and 188,750 performance-based options are not included in computing the diluted (loss) earnings per share because the performance criteria had not been met as of the end of the reporting period.

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

Basic and diluted loss per share was calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)
Net loss	$(25,683)	$(22,219)	$(47,623)	$(43,575)
Weighted average shares outstanding, basic and diluted	45,814	42,836	45,526	42,441
Net loss per share, basic and diluted	$(0.56)	$(0.52)	$(1.05)	$(1.03)

The following common stock equivalents were excluded from the calculation of diluted loss per share because their inclusion would have been anti-dilutive:

	Six Months Ended June 30,
	2019	2018
	(In thousands)
Unvested restricted stock	73	261
Stock options	5,315	4,881
	5,388	5,142

9.	Stockholders’ Equity

The following tables present changes in stockholders’ equity for the six-month periods ended June 30, 2019 and 2018 (in thousands, except share data):

			Additional	Accumulated Other		Total
	Common		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balance at December 31, 2018	45,224,480	$5	$478,968	$(28)	$(201,025)	$277,920
Retroactive adjustment to beginning accumulated deficit for adoption of ASC 842	-	-	-	-	(320)	(320)
Issuance of common stock through at-the-market offerings, net of issuance costs of $120	223,818	-	3,639	-	-	3,639
Exercise of stock options	30,800	-	360	-	-	360
Equity-based compensation	-	-	4,592	-	-	4,592
Other comprehensive gain	-	-	-	87	-	87
Net loss	-	-	-	-	(21,940)	(21,940)
Balance at March 31, 2019	45,479,098	$5	$487,559	$59	$(223,285)	$264,338
Issuance of common stock through at-the-market offerings, net of issuance costs of $3	1,986,579	-	31,413	-	-	31,413
Exercise of stock options	203,072	-	1,664	-	-	1,664
Issuance of shares under employee stock purchase plan	45,826	-	534	-	-	534
Equity-based compensation	-	-	4,404	-	-	4,404
Other comprehensive gain	-	-	-	196	-	196
Net loss	-	-	-	-	(25,683)	(25,683)
Balance at June 30, 2019	47,714,575	$5	$525,574	$255	$(248,968)	$276,866

			Additional	Accumulated Other		Total
	Common		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balance at December 31, 2017	42,384,623	$4	$421,706	$-	$(121,113)	$300,597
Retroactive adjustment to beginning accumulated deficit for adoption of ASU 2014-09	-	-	-	-	5,431	5,431
Exercise of stock options	709,321	-	6,720	-	-	6,720
Cancellation of restricted stock	(2,022)	-	-	-	-	-
Equity-based compensation	-	-	4,107	-	-	4,107
Net loss	-	-	-	-	(21,356)	(21,356)
Balance at March 31, 2018	43,091,922	$4	$432,533	$-	$(137,038)	$295,499
Exercise of stock options	68,163	-	557	-	-	557
Issuance of shares under employee stock purchase plan	32,707	-	598	-	-	598
Cancellation of restricted stock	(4,780)	-	-	-	-	-
Equity-based compensation	-	-	4,901	-	-	4,901
Net loss	-	-	-	-	(22,219)	(22,219)
Balance at June 30, 2018	43,188,012	$4	$438,589	$-	$(159,257)	$279,336

10.	Related Party Transactions

Caribou Biosciences

In July 2014, the Company licensed from Caribou certain IP (the “Caribou License”) and entered into an arrangement under which Caribou provided research and development services. In addition, under the license agreement the Company agreed to pay 30 percent of Caribou’s patent prosecution, filing and maintenance costs under its IP license agreement with Caribou. Caribou owned less than 5 percent of the Company’s voting interests as of June 30, 2019.

On October 17, 2018, the Company initiated an arbitration proceeding with JAMS against Caribou asserting that Caribou is violating the terms and conditions of the Caribou License, as well as other contractual and legal rights, by using and seeking to license to third parties technology covered by two patent families (described in, for instance, PCT No. PCT/US2016/015145 and PCT No. PCT/US2016/064860, and related patents and applications) relating to specific structural or chemical modifications of guide RNAs, that were purportedly invented or controlled by Caribou, in the Company’s exclusive human therapeutic field. Caribou asserted that the two families of IP are outside the scope of the Company’s field of use under the license rights granted to the Company under the Caribou License. In accordance with the Caribou License, the Company submitted a demand for arbitration seeking among other relief a declaration that the disputed IP was included within the scope of its field of use under the Caribou License. A decision from the arbitration panel is expected during the third quarter of 2019.

The Company recognized general and administrative expense of $0.7 million and $0.9 million during the three and six-month periods ended June 30, 2019 and $0.3 million and $0.5 million during the three and six-month periods ended June 30, 2018, respectively, related to the Company’s obligation to pay 30 percent of Caribou’s patent prosecution, filing and maintenance costs.

Novartis Institutes for BioMedical Research

In connection with its entry into the collaboration and license agreement and related equity transactions with Novartis, in 2015 the Company issued Novartis capital stock, and in May 2016, Novartis acquired 277,777 shares of the Company’s common stock in a private placement transaction concurrent with the Company’s IPO. Novartis owned less than 10 percent of the Company’s voting interests as of June 30, 2019.

The Company recognized collaboration revenue of $4.8 million and $9.5 million during the three and six months ended June 30, 2019 and $2.4 million and $4.7 million during the three and six months ended June 30, 2018, respectively, related to the Novartis Agreement. As of June 30, 2019 and December 31, 2018, the Company had recorded accounts receivable of $1.0 million and $6.0 million, respectively, and deferred revenue of $7.0 million and $14.5 million, respectively, related to this collaboration. Refer to Note 5, Collaborations, for additional information regarding this collaboration agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Information

This Quarterly Report on Form 10-Q contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may be identified by such forward-looking terminology as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. Our forward-looking statements are based on a series of expectations, assumptions, estimates and projections about our company, are not guarantees of future results or performance and involve substantial risks and uncertainty. We may not actually achieve the plans, intentions or expectations disclosed in these forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in these forward-looking statements. Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including the risks and uncertainties inherent in our statements regarding:

•

the initiation, timing, progress and results of our research and development programs and future preclinical and clinical studies, including the anticipated timing of our submission of an investigational new drug application and initiation of clinical studies for transthyretin amyloidosis, our lead in vivo indication, the nomination of an engineered cell therapy development candidate for the treatment of acute myeloid leukemia, and the nomination of candidates in other development programs;

•

the initiation, timing, progress and results of our research and development programs and future preclinical and clinical studies, including the anticipated timing of an investigational new drug application for acute myeloid leukemia, our lead ex vivo indication;

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

•	our ability to advance our genome editing and therapeutic delivery capabilities;
•	the scope of protection we are able to develop, establish and maintain for intellectual property rights, including patents and license rights, covering our product candidates and technology;
•	our ability to operate, including commercializing products, without infringing or breaching the proprietary or contractual rights of others;
•	the issuance or enforcement of, and compliance with, regulatory requirements and guidance regarding preclinical and clinical studies relevant to genome editing and our product candidates;
•	the timing or likelihood of regulatory filings and approvals;
•	the commercialization of our product candidates, if approved;
•	the pricing and reimbursement of our product candidates, if approved;
•	the implementation of our business model, and strategic plans for our business, product candidates and technology;
•	estimates of our expenses, future revenues, capital requirements and our needs for additional financing;
•	the potential benefits of strategic collaboration agreements and our ability to enter into strategic arrangements;
•	our ability to maintain and establish collaborations with third parties under favorable terms;

•	our ability to acquire and maintain relevant intellectual property licenses and rights, and the scope and terms of such rights;
•	the outcome of the arbitration with Caribou;
•	our financial performance or ability to obtain additional funding;
•	developments relating to our licensors, licensees, third-parties from which we derive rights, collaborators, competitors and our industry; and
•	other risks and uncertainties, including those listed under the caption “Risk Factors.”

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

Our mission is to build a company to develop curative genome editing treatments that can positively transform the lives of people living with severe and life-threatening disease. We believe we can deliver on our mission and provide long-term benefits for all of our stakeholders by focusing on the following key elements:

•	Develop curative CRISPR/Cas9-based medicines;
•	Advance our science to help more patients;
•	Foster an environment that is the best place to make therapies; and
•	Focus on long-term sustainability.

Our strategy is to build a full-spectrum genome editing company by leveraging our CRISPR/Cas9 platform across two areas: in vivo applications, in which CRISPR/Cas9 is the therapy, delivered to target cells within the body; and ex vivo applications, in which CRISPR/Cas9 creates the therapy of engineered human cells. All of our revenue to date has been collaboration revenue. Since our inception and through June 30, 2019, we have raised an aggregate of approximately $580.2 million to fund our operations, of which $146.7 million was through our collaboration agreements, $170.5 million was from our initial public offering and concurrent private placements, $141.0 million was from a follow-on offering, $85.0 million was from the sale of convertible preferred stock and $37.0 million was from at-the-market offerings. As of June 30, 2019, $27.1 million of these proceeds were recorded as a current asset on our condensed consolidated balance sheet, representing offerings with trade dates in June 2019 that were settled by July 2, 2019.

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

Our pipeline includes in vivo proprietary programs targeting genetic diseases, including transthyretin amyloidosis (“ATTR”), which we are co-developing with Regeneron Pharmaceuticals, Inc. (“Regeneron”), alpha-1 antitrypsin deficiency (“AATD”), and other disorders such as primary hyperoxaluria. Our pipeline also includes ex vivo programs consisting of two separate efforts: 1) a set of proprietary programs focused on engineered cell therapies to treat various cancers and autoimmune diseases, and 2) partnered programs developed in collaboration with Novartis Institutes for BioMedical Research, Inc. (“Novartis”), focused on chimeric antigen receptor T cells (“CAR-T cells”), hematopoietic stem cells (“HSCs”), the stem cells from which all of the various types of blood cells originate, and stem cells in the eye, or ocular stem cells (“OSCs”).

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

For ex vivo applications, our wholly owned programs focus on next-generation, engineered cell therapy solutions that utilize antigen specific T cell receptors (“TCRs”). Our goal for the ex vivo pipeline is to move from autologous to allogeneic therapies, and from blood to solid tumors. Our other ex vivo programs, which are partnered with Novartis, use CRISPR/Cas9 to research potentially allogeneic CAR-T cell therapies, as well as engineered HSC and OSC product candidates.

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

Our first in vivo development candidate, NTLA-2001, is for the treatment of ATTR. As part of an ongoing durability study of our lead LNP formulation in support of NTLA-2001, we have demonstrated six months of durable liver editing with sustained reduction of circulating TTR protein (average reduction >95%) following a single dose in non-human primates (“NHPs”). In earlier studies in NHPs, we demonstrated durability of both liver editing and TTR protein reduction through 10 months of observation following a single dose. On August 1, 2019, we announced that we have conducted our pre-investigational new drug (“IND”) meeting with the U.S. Food and Drug Administration (“FDA”), have initiated IND-enabling toxicology studies and expect to submit an IND application for NTLA-2001 in mid-2020. Additionally, our supply chain operations are in place to support manufacturing of Phase 1 materials, which we expect to commence by the end of 2019. NTLA-2001 is being co-developed with Regeneron pursuant to the Regeneron Agreement and a Co-Development and Co-Promotion Agreement (“Co/Co”) with Regeneron in which we are the lead development and commercialization party.

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

Gene Insertion

While knockout edits can be made using solely a Cas9 protein and guide RNA, other kinds of editing, involving repair or insertion, additionally require a template DNA that contains a desired sequence that may be inserted or used to correct the original sequence. For ex vivo applications, the DNA template may be delivered by electroporation in combination with a Cas9-guide RNA complex, or by other means such as viral vectors. For in vivo applications, we have developed combination approaches for delivering the editing machinery by LNP, and the repair and insertion templates by adeno-associated viral (“AAV”) vectors.

At the 2018 European Society of Gene and Cell Therapy (“ESGCT”), in a collaboration between Intellia and Regeneron, researchers combined our LNP delivery system of CRISPR/Cas9 with an AAV containing a proprietary bi-directional insertion template. Using the combination LNP-AAV insertion delivery system in mice, we achieved blood levels of human Factor IX (“FIX”) protein, produced by an inserted Factor 9 (“F9”) gene, corresponding to levels higher than those required in a clinical setting, after a single dose. FIX is a blood-clotting protein that is missing or defective in hemophilia B patients. This hybrid LNP-AAV delivery approach was then applied to our wholly owned AATD program to achieve CRISPR-mediated insertion of donor template DNA encoding the SERPINA1 gene. The insertion resulted in blood protein levels in mice that correspond to AAT blood levels that prevent progressive loss of pulmonary capacity in humans. These data show that the hybrid LNP-AAV delivery system can achieve targeted, stable insertion of DNA by combining the advantages of transient Cas9 expression via LNP-based delivery with AAV as a template delivery approach.  These data further highlight the potential to simultaneously address a broad set of genetic diseases which may require complex edits.

At the 2019 ASGCT Annual Meeting, we presented initial data from an ongoing study demonstrating the first CRISPR/Cas9-mediated, targeted transgene insertion in the liver of NHPs, using F9 as a model gene. The study is a collaborative effort with Regeneron. On August 1, 2019, we announced additional results from the in-life portion of the NHP study. Following a single dose of the hybrid LNP-AAV delivery system containing an F9 DNA template, we demonstrated that the circulating human FIX protein levels achieved at day 14 were durable through the two months of completed observation and were within the normal human range (source: Amiral et al, Clin. Chem., 1984). Additionally, the NHP data expands on the durability of clinically relevant human FIX protein levels achieved in mice for over 12 months. We are currently working closely with Regeneron on moving the program forward and are also independently evaluating the hybrid LNP-AAV delivery system for targeted insertion across several other transgenes of interest in an in vivo setting.

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
•

Outside our Novartis collaboration, we are exploring non-CAR-T cellular approaches that use immune cells, including T cells expressing recombinant TCRs, for oncology indications. For example, in our existing collaboration with IRCCS Ospedale San Raffaele, a leading European research-university hospital, we are identifying optimized TCRs recognizing a tumor target that could be used to treat certain cancers.

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

Our lead TCR-based therapy uses engineered T cells to target Wilms’ Tumor 1 (“WT1”) for the treatment of AML.  Along with our research collaborators at IRCCS Ospedale San Raffaele, we presented new in vitro data at the 2019 ASGCT Annual Meeting showing that CRISPR/Cas9 editing resulted in >98% knockout of endogenous TCRs, while achieving transfer of various WT1-specific TCRs into >95% of isolated T cells. In addition, the engineered T cells were functional and capable of specifically killing a panel of leukemic blasts from patients that expressed the WT1 epitope. Based on these results, we identified multiple lead TCRs restricted to the HLA-A*02:01 allele. In the second quarter of 2019 we initiated functional testing of these lead TCRs in patient-derived xenograft models, and remain on track to nominate a development candidate by the end of 2019. In parallel, we have begun establishing manufacturing capabilities to support clinical evaluation.

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

CAR-T cell Program

In 2017, the first CAR-T cell products, including Novartis’ Kymriah, were approved by the FDA to treat certain oncological indications such as pediatric acute lymphoblastic leukemia and Non-Hodgkins Lymphoma. Additional therapies are being developed for blood cancers such as AML, multiple myeloma and chronic lymphocytic leukemia, as well as several other solid-tumor cancers. In CAR-T cell therapy, naturally-occurring immune cells, specifically T cells, are modified ex vivo by inserting a CAR into the T cells, thereby redirecting their response towards cancer cells.

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

Novartis

As described in Note 5, “Collaborations—Novartis Institutes for BioMedical Research, Inc.,” in December 2014, we entered into a strategic collaboration agreement with Novartis (the “2014 Novartis Agreement”), primarily focused on the development of new ex vivo CRISPR/Cas9-edited therapies using CAR-T cells and HSCs.

In December 2018, we entered into an amendment to this agreement with Novartis (the “Novartis Amendment”) which expands the scope of the 2014 Novartis Agreement to include the ex vivo development of CRISPR/Cas9-based cell therapies using limbal stem cells (“LSCs”), a type of OSC, primarily against gene targets selected by Novartis in exchange for a one-time payment of $10.0 million which we received in December 2018.

Through June 30, 2019, we had recorded a total of $55.4 million in cash and accounts receivable under the 2014 Novartis Agreement and the Novartis Amendment. Through June 30, 2019, we have recognized $48.4 million of collaboration revenue, including $4.8 million and $9.5 million in the three and six months ended June 30, 2019 and $2.4 million and $4.7 million in the three and six months ended June 30, 2018, respectively, in the condensed consolidated statements of operations and comprehensive loss related to this agreement. As of June 30, 2019 and December 31, 2018, we had accounts receivable of $1.0 million and $6.0 million, respectively, and deferred revenue of $7.0 million and $14.5 million, respectively, related to the 2014 Novartis Agreement and the Novartis Amendment.

Regeneron

As described in Note 5, “Collaborations—Regeneron Pharmaceuticals, Inc.,” in April 2016, we entered into a license and collaboration agreement with Regeneron (the “Regeneron Agreement”). The Regeneron Agreement includes a product development component under which the parties will research, develop and commercialize CRISPR/Cas-based therapeutic products primarily focused on genome editing in the liver as well as a technology collaboration component, pursuant to which we and Regeneron will engage in research and development activities aimed at discovering and developing novel technologies and improvements to CRISPR/Cas technology to enhance our genome editing platform. Under the Regeneron Agreement, we also may access the Regeneron Genetics Center and proprietary mouse models to be provided by Regeneron for a limited number of our liver programs.

Through June 30, 2019, we recorded a $75.0 million upfront payment and $17.9 million for research and development services under the Regeneron Agreement. Through June 30, 2019, we have recognized $57.7 million of collaboration revenue, including $6.3 million and $12.0 million during the three and six months ended June 30, 2019 and $5.3 million and $10.4 million during the three and six months ended June 30, 2018, respectively. This includes $3.2 million and $5.8 million during the three and six months ended June 30, 2019, respectively, and $2.1 million and $4.1 million during the three and six months ended June 30, 2018, respectively, representing payments due from Regeneron pursuant to the ATTR Co/Co, which is accounted for under ASU No. 2018-18, Collaborative Arrangements (“ASC 808”).  As of June 30, 2019 and December 31, 2018, we had accounts receivable of $3.2 million and $1.5 million, respectively, and deferred revenue of $35.2 million and $41.4 million, respectively, related to the Regeneron Agreement.

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

Comparison of Three Months Ended June 30, 2019 and 2018

The following table summarizes our results of operations for the three months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Period-to-
	2019	2018	Period Change
	(in thousands)
Collaboration revenue	$11,118	$7,677	$3,441
Operating expenses:
Research and development	25,460	23,467	1,993
General and administrative	13,118	7,805	5,313
Total operating expenses	38,578	31,272	7,306
Operating loss	(27,460)	(23,595)	(3,865)
Interest income	1,777	1,376	401
Net loss	$(25,683)	$(22,219)	$(3,464)

Collaboration Revenue

Collaboration revenue increased $3.4 million to $11.1 million during the three months ended June 30, 2019, as compared to $7.7 million during the three months ended June 30, 2018. The increase in collaboration revenue during the three months ended June 30, 2019 is primarily caused by a $2.4 million increase related to the Novartis Amendment to the 2014 Novartis Agreement, for which we received a one-time payment of $10.0 million in December 2018. Additionally, collaboration revenue increased in the three months ended June 30, 2019 due to increased research and development services related to our ATTR program with Regeneron, increasing to $3.2 million during the three months ended June 30, 2019 as compared to $2.1 million during the three months ended June 30, 2018.

During the three months ended June 30, 2019 and 2018, collaboration revenue consisted of amounts recognized from deferred revenue related to an upfront payment received and amounts for research and development services under the Regeneron Agreement as well as amounts recognized from deferred revenue related to upfront technology access payments for licenses, technology access fees and research funding under the 2014 Novartis Agreement.

Research and Development

Research and development expenses increased $2.0 million to $25.5 million during the three months ended June 30, 2019, as compared to $23.5 million during the three months ended June 30, 2018. This increase is primarily related to increases in personnel-related costs of $1.1 million and rent of $0.4 million, both driven by our growth in headcount; $0.5 million in information technology and software costs related to our research and development activities and $0.3 million in depreciation on lab equipment. These increases were offset in part by a $0.5 million decrease in stock-based compensation primarily due to some of our earlier grants being fully vested.

Through 2019, we expect research and development expenses to increase as we continue to grow our research and development team and advance our ATTR program towards clinical development.

General and Administrative

General and administrative expenses increased $5.3 million to $13.1 million during the three months ended June 30, 2019, compared to $7.8 million during the three months ended June 30, 2018. This increase was primarily related to an increase of $4.7 million in legal fees, which were principally related to IP matters, and an increase of $0.4 million in personnel-related costs.

Interest Income

Interest income increased by $0.4 million to $1.8 million during the three months ended June 30, 2019 as compared to $1.4 million during the three months ended June 30, 2018. This increase was caused by a change to our investment policy in September 2018, allowing for investment in marketable securities, as well as a general increase in interest rates.

Comparison of Six Months Ended June 30, 2019 and 2018

The following table summarizes our results of operations for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,		Period-to-
	2019	2018	Period Change
	(in thousands)
Collaboration revenue	$21,551	$15,146	$6,405
Operating expenses:
Research and development	49,169	45,960	3,209
General and administrative	23,651	15,211	8,440
Total operating expenses	72,820	61,171	11,649
Operating loss	(51,269)	(46,025)	(5,244)
Interest income	3,646	2,450	1,196
Net loss	$(47,623)	$(43,575)	$(4,048)

Collaboration Revenue

Collaboration revenue increased approximately $6.4 million to $21.6 million during the six months ended June 30, 2019, as compared to $15.1 million during the six months ended June 30, 2018. The increase in collaboration revenue during the six months ended June 30, 2019 is primarily caused by a $4.8 million increase related to the Novartis Amendment to the 2014 Novartis Agreement, for which we received a one-time payment of $10.0 million in December 2018. Additionally, collaboration revenue increased in the six months ended June 30, 2019 due to increased research and development services related to our ATTR program with Regeneron, increasing to $5.8 million during the six months ended June 30, 2019 as compared to $4.1 million during the six months ended June 30, 2018.

During the six months ended June 30, 2019 and 2018, collaboration revenue consisted of amounts recognized from deferred revenue related to an upfront payment received and amounts for research and development services under the Regeneron collaboration as well as amounts recognized from deferred revenue related to upfront technology access payments for licenses, technology access fees and research funding under the Novartis collaboration.

Research and Development

Research and development expenses increased $3.2 million to $49.2 million during the six months ended June 30, 2019, as compared to $46.0 million during the six months ended June 30, 2018. This increase is primarily related to increases in personnel-related costs of $2.0 million and rent of $0.6 million, both driven by our growth in headcount; $1.0 million in information technology and software costs related to our research and development activities; $0.5 million in depreciation on lab equipment; and $0.5 million related to intellectual property license and acquisition costs. These increases were offset in part by a $1.1 million decrease in stock-based compensation due primarily to some of our earlier grants being fully vested.

Through 2019, we expect research and development expenses to increase as we continue to grow our research and development team and advance our ATTR program towards clinical development.

General and Administrative

General and administrative expenses increased by approximately $8.4 million to $23.7 million during the six months ended June 30, 2019, compared to $15.2 million during the six months ended June 30, 2018. This increase was primarily related to an increase of $6.0 million in legal fees, which were principally related to IP matters, and an increase of $1.9 million in personnel-related costs, which includes a $1.1 million increase in equity-based compensation expense.

Interest Income

Interest income increased by approximately $1.2 million to $3.6 million during the six months ended June 30, 2019 as compared to $2.5 million during the six months ended June 30, 2018. This increase was caused by a change to our investment policy in September 2018, allowing for investment in marketable securities, as well as a general increase in interest rates.

Liquidity and Capital Resources

Since our inception through June 30, 2019, we have raised an aggregate of $580.2 million to fund our operations, of which $146.7 million was through our collaboration agreements, $170.5 million was from our initial public offering and concurrent private placements, $141.0 million was from a follow-on public offering, $85.0 million was from the sale of convertible preferred stock and $37.0 million was from at-the-market offerings. As of June 30, 2019, an additional $27.1 million in proceeds were recorded as a current asset on our condensed consolidated balance sheet, representing offerings with trade dates in June 2019 that were settled by July 2, 2019.

As of June 30, 2019, we had $275.8 million in cash, cash equivalents and marketable securities.

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

At-the-Market Offerings

On October 12, 2018, we filed a Shelf Registration Statement with the SEC in relation to the registration of common stock, preferred stock, warrants and/or units of any combination thereof for the purposes of selling, from time to time, our common stock, convertible securities or other equity securities in one or more offerings. We also simultaneously entered into a Sales Agreement with our Sales Agent, to provide for the offering, issuance and sale of up to an aggregate amount of $100.0 million of our common stock from time to time in “at-the-market” offerings under the Shelf Registration Statement and subject to the limitations thereof.  In November 2018, we issued 1,659,300 shares of our common stock at $18.00 per share in accordance with the Sales Agreement for net proceeds of $28.5 million, after payment of cash commissions of 3.0 percent of the gross proceeds to the Sales Agent and approximately $0.4 million related to legal, accounting and other fees in connection with the sale. In the six months ended June 30, 2019, we issued an additional 2,210,397 shares of our common stock, in a series of sales, at an average price of $16.41 per share, in accordance with the Sales Agreement, for aggregate net proceeds of $35.2 million, after payment of cash commissions of 3.0 percent of the gross proceeds to the Sales Agent and approximately $0.1 million related to legal, accounting and other fees in connection with the sales. As of June 30, 2019, $27.1 million of these proceeds were recorded as a current asset on our condensed consolidated balance sheet, representing offerings with trade dates in June 2019 that were settled by July 2, 2019.

Funding Requirements

Our primary uses of capital are, and we expect will continue to be, research and development contracted services, compensation and related expenses, laboratory and office facilities, research supplies, legal and other regulatory expenses, patent prosecution filing and maintenance costs for our licensed IP and general overhead costs. During 2019, we expect our expenses to increase compared to prior periods in connection with our ongoing activities, particularly as we continue our research and early development activities and advance our ATTR program towards clinical development.

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

Outlook

Based on our research and development plans and our expectations related to the progress of our programs, we expect that our cash, cash equivalents, marketable securities and proceeds due from at-the-market offerings as of June 30, 2019, as well as research and cost reimbursement funding from Novartis and Regeneron, will enable us to fund our ongoing operating expenses and capital expenditure requirements into the second half of 2021, excluding any potential milestone payments or extension fees that could be earned and distributed under the collaboration agreements with Novartis and Regeneron or any strategic use of capital not currently in the base case planning assumptions. We have based this estimate on current assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect.

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

Cash Flows

The following is a summary of cash flows for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
	2019	2018
	(In thousands)
Net cash used in operating activities	$(49,130)	$(40,265)
Net cash provided by (used in) investing activities	$28,944	$(2,750)
Net cash provided by financing activities	$10,470	$7,875

Net cash used in operating activities

Net cash used in operating activities of $49.1 million during the six months ended June 30, 2019 primarily reflects increased spend in our research and development and general and administrative activities, offset in part by the receipt of $11.1 million in payments from our collaboration partners, Novartis and Regeneron. Net cash used in operating activities of $40.3 million during the six months ended June 30, 2018 primarily reflects increased spend in our research and development activities and headcount, offset in part by the receipt of $8.0 million from our collaboration partners, Novartis and Regeneron.

Net cash provided by (used in) investing activities

During the six months ended June 30, 2019, our investing activities provided net cash of $28.9 million.  This increase was related primarily to the maturity of $214.0 million in marketable securities, offset in part by the purchase of $182.6 million in marketable securities. Additionally, cash of $2.5 million and $2.8 million was used during the six months ended June 30, 2019 and 2018, respectively, to purchase property and equipment as we grow our operations and build out our office and laboratory facilities.

Net cash provided by financing activities

During the six months ended June 30, 2019 and 2018, our net cash provided by financing activities was $10.5 million and $7.9 million, respectively. Net cash provided by financing activities during the six months ended June 30, 2019 includes $7.9 million in proceeds from at-the-market offerings, net of $0.4 million in commissions and offering costs, $2.0 million in cash received from the exercise of stock options and $0.5 million in cash received from the issuance of shares through our employee stock purchase plan. Net cash provided by financing activities during the six months ended June 30, 2018 is made up of $7.3 million in cash received from the exercise of stock options and $0.6 million in cash received from the issuance of shares through our employee stock purchase plan.

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

Contractual Obligations

In April 2019, we entered into a First Amendment to Lease (the “Lease Amendment”) with MIT 130 Brookline Leasehold LLC (the “Landlord”). The Lease Amendment amends our existing lease with the Landlord, dated as of October 21, 2014, as affected by a certain letter agreement dated June 12, 2015 (collectively, the “130 Brookline Lease”), pursuant to which we leased approximately 15,169 rentable square feet of space in the building located at 130 Brookline Street, Cambridge, Massachusetts.

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

In March 2019, we entered into a separate agreement to sublease additional office and laboratory space at 130 Brookline Street in Cambridge, Massachusetts under an operating sublease agreement with a term through April 2021, with two options to extend the agreement by one-year each, for a total option period of up to two years. The sublease commenced in April 2019.

There were no other material changes to our contractual obligations during the six months ended June 30, 2019. For a complete discussion of our contractual obligations, please refer to our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2018.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements as defined under the rules and regulations of the SEC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of June 30, 2019, we had cash equivalents and marketable securities of $272.5 million consisting of interest-bearing money market accounts, commercial paper, corporate and financial institution debt securities, U.S. Treasury securities and asset-backed securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are primarily in marketable securities. Due to the short-term duration of our investment portfolios and the low risk profile of our investments, we do not believe an immediate change of 100 basis points, or one percentage point, would have a material effect on the fair market value of our investment portfolio. Declines in interest rates, however, would reduce future investment income.

We do not have any foreign currency or derivative financial instruments. Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our results of operations during the six months ended June 30, 2019.

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

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2019.

Changes in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the six months ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Caribou Intellectual Property Arbitration

On October 17, 2018, the Company initiated an arbitration proceeding with JAMS against Caribou Biosciences, Inc. (“Caribou”)  asserting that Caribou is violating the terms and conditions of the license agreement entered into by the Company and Caribou in July 2014 (the “Caribou License”), as well as other contractual and legal rights, by using and seeking to license to third parties technology covered by two patent families (described in, for instance, PCT No. PCT/US2016/015145 and PCT No. PCT/US2016/064860, and related patents and applications) relating to specific structural or chemical modifications of guide RNAs, that were purportedly invented or controlled by Caribou, in our exclusive human therapeutic field. Caribou asserted that the two families of IP are outside the scope of our field of use under the license rights granted to us under the Caribou License. In accordance with the Caribou License, we submitted a demand for arbitration seeking, among other relief, a declaration that the disputed IP is included within the scope of our field of use under the Caribou License and an injunction prohibiting Caribou from using the disputed IP in our field of use. A decision from the arbitration panel is expected during the third quarter of 2019.

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

We are focused on developing curative medicines utilizing the CRISPR/Cas9 genome editing technology, including in vivo therapies and engineered cell therapies. Although there have been significant advances in recent years in the fields of gene therapy, which typically involves introducing a copy of a gene into a patient’s cells, and genome editing in recent years, in vivo CRISPR-based genome editing technologies are relatively new, and their therapeutic utility is largely unproven. In addition, even though cell therapy products have been developed and received regulatory approval in key jurisdictions, such as the United States (“U.S.”) and European Union (“EU”), no genome editing in vivo therapy or genome-edited engineered cell therapy has been approved, and the potential to successfully obtain approval remains unproven.

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

Our ability to generate product revenue is dependent on the success of our application of CRISPR/Cas9 technology for human therapeutic use, which is at an early stage of development and will require significant additional discovery efforts, preclinical testing and clinical studies and manufacturing capabilities, as well as applicable regulatory guidance regarding preclinical testing and clinical studies from the U.S. Food and Drug Administration (“FDA”) and other regulatory authorities, before we can seek regulatory approval and begin commercial sales of any potential product candidates.

Our ability to generate product revenue is highly dependent on our ability to obtain regulatory approval of and successfully commercialize one or more of our product candidates. Any product candidates we discover will require preclinical and clinical activities and studies, regulatory review and approval in each jurisdiction in which we intend to market the products, substantial investment, establishing manufacturing capabilities, access to sufficient commercial manufacturing capacity and significant marketing efforts before we can generate any revenue from product sales. Before obtaining marketing approval from regulatory authorities for the sale of a product candidate, we must conduct extensive clinical trials to demonstrate the safety, purity and potency, as well as the efficacy, of the product candidates in humans. We cannot be certain that we will be successful on any of these endeavors, or that any of our product candidates will be successful in clinical trials and, even if successful, that we will receive regulatory approval.

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

•

seeking and obtaining regulatory approval from the FDA and other regulatory authorities in light of no formal regulatory guidance for CRISPR/Cas9-based in vivo therapeutics, including preclinical and clinical requirements for clearance of an Investigational New Drug application (“IND”) and, as appropriate thereafter, a Biologics License Application (“BLA”), or corresponding applications outside the U.S.;

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

Additionally, because our in vivo technology potentially involves genome editing across multiple cell and tissue types, we are subject to many of the challenges and risks that other genome editing therapeutics and gene therapies face, including:

•

regulatory guidance regarding the requirements governing gene, genome editing and engineered cell therapy products have changed and may continue to change in the future. To date, only a limited number of products that involve in vivo gene transfer have been approved globally;

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

Further, because our ex vivo product candidates involve editing human cells and then manufacturing and delivering modified cells to patients, we are subject to many of the challenges and risks that engineered cell therapies face. For example, clinical trials using engineered cell-based gene therapies may require unique products to be created for each patient and such individualistic manufacturing may be both inefficient and cost-prohibitive.

To date, only a few human clinical trials utilizing either in vivo or ex vivo CRISPR/Cas9-based therapeutics have been authorized in the U.S. and EU member states. Further, only a limited number of human clinical trials for in vivo therapies or engineered cell therapies developed using other genome-editing technologies have been authorized by the FDA in the U.S. or by the relevant regulatory agencies in the EU member states. There is no certainty that the FDA or the European Medicines Agency (“EMA”) will apply to CRISPR/Cas9 product candidates the same regulatory pathway and requirements it is applying to other in vivo therapies or ex vivo engineered therapeutics; and the FDA and other regulatory authorities have not yet provided specific written guidance regarding preclinical or clinical studies or regulatory approval for either in vivo or ex vivo genome editing-based therapeutics. In addition, if any product candidates encounter safety or efficacy problems, development delays, regulatory issues or other problems, our development plans and business could be significantly harmed. Further, competitors that are developing in vivo or ex vivo products with similar technology may experience problems with their product candidates or programs that could in turn cause us to identify problems with our product candidates and programs that would potentially harm our business.

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

We may experience delays in completing our preclinical studies and initiating or completing clinical trials. We also may experience numerous unforeseen events during, or as a result of, any future clinical trials that we could conduct, which could delay or prevent our ability to receive marketing approval or commercialize our product candidates, including:

•	regulators, institutional review boards (“IRBs”) or ethics committees may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;
•

we may experience delays in reaching, or fail to reach, agreement on acceptable terms with prospective trial sites and prospective contract research organizations (“CROs”), the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

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

•	regulatory agencies may require us to perform more extensive or lengthier clinical testing compared to existing therapeutic modalities;
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

Competitors in our efforts to provide genetic therapies to patients can be grouped into at least three sets based on their product discovery platforms:

•

genome editing companies focused on CRISPR/Cas9 including: Beam Therapeutics Inc., Caribou Biosciences, Inc. (“Caribou”), Casebia Therapeutics, LLC, CRISPR Therapeutics, Inc., Editas Medicine, Inc., ToolGen, Inc., Tracr Hematology Limited, and Verve Therapeutics, Inc.;

•

other genome editing companies including: Allogene Therapeutics, Inc., bluebird bio, Inc., Cellectis S.A., Homology Medicines, Inc., Poseida, Inc., Precision BioSciences, Inc. and Sangamo Therapeutics, Inc.; and

•

gene therapy companies developing in vivo or ex vivo therapies, such as cell therapies, including: bluebird bio, Inc., Cellectis S.A., Celgene Corporation (which acquired Juno Therapeutics, Inc.), Gilead Sciences, Inc. (which acquired Kite Pharma, Inc.), Novartis A.G., Spark Therapeutics, Inc., and Voyager Therapeutics, Inc.

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

If we enter into arrangements with third parties to perform sales, marketing and distribution services, our product revenue or the profitability to us from these revenue streams is likely to be lower than if we were to market and sell any product candidates that we develop ourselves. In addition, we may not be successful in entering into arrangements with third parties to sell and market our product candidates or may be unable to do so on terms that are favorable to us. We likely will have little control over such third parties and any of them may fail to devote the necessary resources and attention to sell and market our product candidates effectively. If we do not establish sales, marketing and distribution capabilities successfully, either on our own or in collaboration with third parties, we may not be successful in commercializing our product candidates. Further, our business, results of operations, financial condition and prospects will be materially adversely affected.

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

Further, certain of our product candidates may require components that are unavailable or difficult to acquire or manufacture at the necessary scale and in compliance with regulatory requirements to support our clinical trials or, if approved, commercial efforts.  In addition, we may have to rely on third-party CMOs to manufacture these components and the final product candidates.  We may not have full control of these CMOs and they may prioritize other customers or be unable to provide us with enough manufacturing capacity to meet our objectives.  Even if we decide to manufacture the product candidates or their components ourselves, we may face extremely high costs and long timelines to build and maintain manufacturing facilities. We may rely on CMOs outside the U.S. for certain components of our product candidates, and may be subject to importation regulations that may affect our ability to manufacture or increase the cost of our product candidates.

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

We are increasingly dependent upon information technology systems, infrastructure, and data to operate our business. In the ordinary course of business, we collect, store, and transmit large amounts of confidential information (including but not limited to intellectual property, proprietary business information, and personal information). It is critical that we do so in a secure manner to maintain the confidentiality and integrity of such confidential information. We also have outsourced elements of our operations to third parties, and as a result we manage a number of third-party vendors who may or could have access to our confidential information. Our third-party collaborators also have access to large amounts of confidential information relating to our operations, including our research and development efforts. The size and complexity of our information technology systems, and those of third-party vendors and collaborators, and the large amounts of confidential information stored on those systems, make such systems potentially vulnerable to service interruptions or systems failures, or to security breaches from inadvertent or intentional actions by our employees, third-party vendors, and/or business partners, or from cyber-attacks by malicious third parties. Cyber-attacks are increasing in their frequency, sophistication, and intensity, and have become increasingly difficult to detect. Cyber-attacks could include the deployment of harmful malware, denial-of-service attacks, social engineering, “phishing” scams and other means to affect service reliability and threaten the confidentiality, integrity, and availability of information. Significant disruptions of these information technology systems or security breaches could adversely affect our business operations and/or result in the loss, misappropriation, and/or unauthorized access, use, or disclosure of, or the prevention of access to, confidential information (including but not limited to trade secrets or other intellectual property, proprietary business information, and personal information), and could result in financial, legal, business, and reputational harm to us and would adversely affect our operations, including our discovery and research and development programs. For example, any such event that leads to unauthorized access, use, or disclosure of personal information, including personal information regarding our employees of future clinical trial participants, could harm our reputation, require us to comply with federal and/or state breach notification laws and foreign law equivalents, and otherwise subject us to liability, including financial penalties and fines, under laws and regulations that protect the privacy and security of personal information. Also, the loss of preclinical or clinical trial data from completed or future preclinical or clinical trials, respectively, could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, our competitive position could be harmed and the further development and commercialization of our product candidates could be delayed. Security breaches and other inappropriate access can be difficult to detect, and any delay in identifying them may lead to increased harm of the type described above. While we have implemented security measures to protect our information technology systems and infrastructure, there can be no assurance that such measures will prevent service interruptions or security breaches that could adversely affect our business.

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

We are not profitable and have incurred losses in each period since our inception. Our net loss was $25.7 million for the quarter ended June 30, 2019. As of June 30, 2019, we had an accumulated deficit of $249.0 million. We expect these losses to increase as we continue to incur significant research and development and other expenses related to our ongoing operations, seek regulatory approvals for our future product candidates, scale-up manufacturing capabilities, maintain, expand and protect our intellectual property portfolio and hire additional personnel to support the development of our product candidates and to enhance our operational, financial and information management systems.

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

Our results of operations could be adversely affected by general conditions in the national or global economy and financial markets. For example, governmental statements, actions or policies, political unrest and global financial crises can cause extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn, political unrest or additional global financial crises could result in a variety of risks to our business, including weakened demand for our products, if approved, or our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate, further political developments and financial market conditions could adversely impact our business.

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

In April 2016, we entered into a collaboration agreement with Regeneron that includes a product component to research, develop and commercialize CRISPR/Cas-based therapeutic products primarily focused on genome editing in the liver as well as a technology collaboration component, pursuant to which we and Regeneron will engage in research and development activities aimed at discovering and developing novel technologies and improvements to CRISPR/Cas9 technology to enhance our genome editing platform. Pursuant to the Regeneron collaboration agreement, we granted Regeneron exclusive rights to select up to 10 targets, subject to certain restrictions.  We retained the rights to solely develop certain indications, other than ATTR, which is subject to a co-development and co-promotion agreement with Regeneron. We also have the right to choose additional liver targets for our own development during the collaboration term, which may be subject to additional co-development and co-promotion options by Regeneron. In July 2018, we entered into the first co-development and co-promotion agreement directed to ATTR, under which we will be the clinical and commercial lead for ATTR activities.

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
•

if a collaborator of ours is involved in a business combination or cessation, the collaborator might deemphasize or terminate the development or commercialization of any product candidate licensed to it by us; and

•

collaborations may be terminated by the collaborator, and, if terminated, we could be required to raise additional capital to pursue further development or commercialization of the applicable product candidates, or potentially lose access to the collaborator’s intellectual property.

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

We are highly dependent on the research and development, clinical, legal, financial and business development expertise of John M. Leonard, M.D., our President and Chief Executive Officer, Glenn Goddard, our Executive Vice President and Chief Financial Officer, José E. Rivera, our Executive Vice President, General Counsel, and Andrew Schiermeier, our Executive Vice President and Chief Operating Officer, and Laura Sepp-Lorenzino, our Executive Vice President and Chief Scientific Officer as well as the other principal members of our management, scientific and clinical teams. Although we have entered into employment arrangements with our executive officers, each of them may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees.

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

The research, testing, manufacturing, labeling, approval, selling, import, export, marketing and distribution of drug products, including biologics, are subject to extensive regulation by the FDA in the U.S. and other regulatory authorities. We are not permitted to market any drug or biological product, including in vivo products or engineered cell therapies, in the U.S. until we receive regulatory approval from the FDA. We have not previously submitted a BLA to the FDA, or similar approval filings to comparable foreign authorities. A BLA must include extensive preclinical and clinical data and supporting information to establish that the product candidate is safe and effective or, for biological products, safe, pure and potent for each desired indication. The application must also include significant information regarding the chemistry, manufacturing and controls for the product, and the manufacturing facilities must complete a successful pre-approval inspection by the FDA, or applicable foreign authority, prior to the approval or licensure of the product. We expect the novel nature of our product candidates to create further challenges in obtaining regulatory approval. For example, the FDA has not approved any nuclease edited cell therapies for human therapeutic use. The FDA may also require a panel of experts, referred to as an Advisory Committee, to deliberate on the adequacy of the safety and efficacy data to support approval. The opinion of the Advisory Committee, although not binding, may have a significant impact on our ability to obtain approval of any product candidates that we develop based on the completed clinical trials. Moreover, while we are not aware of any specific genetic or biomarker diagnostic tests for which regulatory approval would be necessary in order to advance any of our product candidates to clinical trials or potential commercialization, in the future regulatory agencies may require the development and approval of such tests. Accordingly, the regulatory approval pathway for such product candidates may be uncertain, complex, expensive and lengthy, and approval may not be obtained. In December 2018, the World Health Organization (“WHO”) established the Expert Advisory Committee on Developing Global Standards for Governance and Oversight of Human Genome Editing. While the standards are expected to focus primarily on germline modifications, the guidelines could impact somatic cell editing research programs.

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

Current legislation at the U.S. federal and state levels seeks to reduce healthcare costs and improve the quality of healthcare. In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “Affordable Care Act”, or “ACA”), was enacted, which substantially changed the way health care is financed by both governmental and private insurers, and significantly impacted the U.S. pharmaceutical and biotechnology industry. The Affordable Care Act, among other things, subjects biologic products to potential competition by lower-cost biosimilars, addresses a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, increases the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program, extends the Medicaid Drug Rebate program to utilization of prescriptions of individuals enrolled in Medicaid managed care organizations, subjects manufacturers to new annual fees and taxes for certain branded prescription drugs and biologic agents, creates a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 70% (as of 2019) point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D, and provides incentives to programs that increase the federal government’s comparative effectiveness research. At this time, the full effect that the Affordable Care Act would have on our business remains unclear. Further, significant uncertainty exists regarding the future scope and effect of the Affordable Care Act because the current administration and federal legislators have publicly declared their intention to significantly modify or repeal the legislation, and there are conflicting judicial decisions regarding the constitutionality of the law which at least one federal court has ruled is unconstitutional. We cannot predict the ultimate form or timing of any modification to, or repeal of, the Affordable Care Act or the effect that such modification or repeal would have on our business. Public announcements by the U.S. administration and members of the U.S. Congress have emphasized the administration’s significant interest in pursuing healthcare reform. Such reform efforts and any resulting changes to the Affordable Care Act, or related regulations and laws, could impact our ability to sell our products profitably.

Other legislative changes relevant to the health care system have been adopted in the U.S. since the Affordable Care Act was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of two percent per fiscal year, which went into effect in April 2013, and will remain in effect through 2027 unless additional Congressional action is taken. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several providers, including hospitals and other treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. In December 2017, the U.S. president signed into law the Tax Cuts and Jobs Act (“TCJA”) which, among other things, repealed the Affordable Care Act’s requirement that all Americans under age 65 have health insurance or pay a financial payment(the “individual mandate”), effective January 1, 2019. On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, or the Texas District Court Judge, ruled that the individual mandate is a critical and inseverable feature of the Affordable Care Act, and therefore, because it was repealed as part of the TCJA, the remaining provisions of the Affordable Care Act are invalid as well. The Texas District Court Judge issued an order staying the judgment pending appeal.  Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results. We will continue to evaluate the effect that the ACA and its possible repeal and replacement has on our business. These laws may result in additional reductions in Medicare, Medicaid and other healthcare funding, or insured patients generally, which could have a material adverse effect on our future, potential customers and, accordingly, our financial operations.

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

Similarly, on October 17, 2018, the Company initiated an arbitration proceeding with JAMS against Caribou asserting that Caribou is violating the terms and conditions of the Caribou License, as well as other contractual and legal rights, by using and seeking to license to third parties technology covered by two patent families (described in, for instance, PCT No. PCT/US2016/015145 and PCT No. PCT/US2016/064860, and related patents and applications) relating to specific structural or chemical modifications of guide RNAs, that were purportedly invented or controlled by Caribou, in our exclusive human therapeutic field. Caribou asserted that the two families of IP are outside the scope of our field of use under the license rights granted to us under the Caribou License. In accordance with the Caribou License, we submitted a demand for arbitration seeking, among other relief, a declaration that the disputed IP is included within the scope of our field of use under the Caribou License and an injunction prohibiting Caribou from using the disputed IP in our field of use. A decision from the arbitration panel is expected during the third quarter of 2019.

In addition, third parties could assert that UC/Vienna/Charpentier do not have rights to the CRISPR/Cas9 technology, or that any rights owned by UC/Vienna/Charpentier are limited. For example, under our sublicense from Caribou, we have rights to patent applications owned by UC/Vienna Charpentier covering certain aspects of CRISPR/Cas9 systems to edit genes in eukaryotic cells, including human cells (collectively, the “UC/Vienna/Charpentier eukaryotic patent family”).  The Broad Institute, Massachusetts Institute of Technology, the President and Fellows of Harvard College and the Rockefeller University (collectively, the “Broad Institute”) co-own patents and patent applications that also claim CRISPR/Cas9 systems to edit genes in eukaryotic cells (collectively, the “Broad Institute patent family”). Because the respective owners of various UC/Vienna/Charpentier patent applications and the Broad Institute patent family both allege owning intellectual property claiming overlapping aspects of CRISPR/Cas9 systems and methods to edit genes in eukaryotic cells, including human cells, our ability to market and sell CRISPR/Cas9-based human therapeutics may be adversely impacted depending on the scope and actual ownership over the inventions claimed in the competing patent portfolios. On June 25, 2019, the Patent Trial and Appeal Board (“PTAB”) of the U.S. Patent and Trademark Office (“USPTO”) declared an interference between the UC/Vienna/Charpentier eukaryotic patent family and the Broad Institute patent family to determine which research group first invented the use of the CRISPR/Cas9 technology in eukaryotic cells and, therefore, is entitled to the patents covering the invention.  If it were to succeed in the interference, the Broad could seek to assert its issued patents against us based on our CRISPR/Cas9-based activities, including commercialization. Defense of these claims, regardless of their merit, would involve substantial litigation expense, would be a substantial diversion of management and other employee resources from our business and may impact our reputation. In the event of a successful claim of infringement against us, we may have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, obtain one or more licenses from third parties, pay royalties or redesign our infringing products, which may be impossible or require substantial time and monetary expenditure. In that event, we could be unable to further develop and commercialize our product candidates, which could harm our business significantly.

In addition, other third parties, such as Vilnius University, ToolGen, Inc., MilliporeSigma (a subsidiary of Merck KGaA) and Harvard University, filed patent applications claiming CRISPR/Cas9-related inventions around or within a year after the UC/Vienna/Charpentier application was filed and may allege that they invented one or more of the inventions claimed by UC/Vienna/Charpentier before UC/Vienna/Charpentier. If the USPTO deems the scope of the claims of one or more of these parties to sufficiently overlap with the allowable claims from the UC/Vienna/Charpentier application, the USPTO could declare other interference proceedings to determine the actual inventor of such claims. If these third-parties were to prevail in their inventorship claims or obtain patent claims that cover our product candidates or related activities through these various legal proceedings, then we could be prevented from developing and commercializing all or some of our products candidates unless we can obtain rights to the third-parties’ intellectual property, or avoid or invalidate it.

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

The Broad Institute patent family includes issued patents in the U.S. and Europe that purport to cover certain aspects of the CRISPR/Cas9 genome editing platform for use on eukaryotic cells, including human cells. On June 25, 2019, the PTAB declared an interference between the UC/Vienna/Charpentier eukaryotic patent family and the Broad patent family that claim the use of the CRISPR/Cas9 technology in eukaryotic cells, including human cells. In this interference, the PTAB will seek to determine which research group first invented the use of the technology in eukaryotic cells and, therefore, is entitled to the patents covering the invention.  If the PTAB were to conclude that UC/Vienna/Charpentier were not the first inventors, we may not have rights to this invention, which could adversely impact our ability to develop and commercialize our product candidates. If it were to succeed in the interference, the Broad could seek to assert its issued patents against us based on our CRISPR/Cas9-based activities, including commercialization. Defense of these claims, regardless of their merit, would involve substantial litigation expense, would be a substantial diversion of management and other employee resources from our business and may impact our reputation. In the event of a successful claim of infringement against us, we may have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, obtain one or more licenses from third parties, pay royalties or redesign our infringing products, which may be impossible or require substantial time and monetary expenditure. In that event, we could be unable to further develop and commercialize our product candidates, which could harm our business significantly.

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

On October 17, 2018, the Company initiated an arbitration proceeding with JAMS against Caribou asserting that Caribou is violating the terms and conditions of the Caribou License, as well as other contractual and legal rights, by using and seeking to license to third parties technology covered by two patent families (described in, for instance, PCT No. PCT/US2016/015145 and PCT No. PCT/US2016/064860, and related patents and applications) relating to specific structural or chemical modifications of guide RNAs, that were purportedly invented or controlled by Caribou, in our exclusive human therapeutic field. Caribou asserted that the two families of IP are outside the scope of our field of use under the license rights granted to us under the Caribou License. In accordance with the Caribou License, we submitted a demand for arbitration seeking, among other relief, a declaration that the disputed IP is included within the scope of our field of use under the Caribou License and an injunction prohibiting Caribou from using the disputed IP in our field of use. A decision from the arbitration panel is expected during the third quarter of 2019.

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

We have limited intellectual property rights outside the U.S. Filing, prosecuting, maintaining and defending patents on product candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the U.S. can have a different scope and strength than do those in the U.S. In addition, the laws of some foreign countries, such as China, Brazil, Russia, India and South Africa, do not protect intellectual property rights to the same extent as federal and state laws in the U.S. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the U.S., or from selling or importing products made using our inventions in and into the U.S. or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and further, may export otherwise infringing products to territories where we have patent protection, but enforcement rights are not as strong as those in the U.S. These products may compete with our products and our patents or other intellectual property rights may not be effective or adequate to prevent them from competing. In addition, in jurisdictions outside the U.S., a license may not be enforceable unless all the owners of the intellectual property agree or consent to the license. Further, patients may choose to travel to countries in which we do not have intellectual property rights or which do not enforce these rights to obtain the products or treatment from competitors in such countries.

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, such as China, Brazil, Russia, India and South Africa, do not favor the enforcement of patents, trade secrets and other intellectual property, particularly those relating to biopharmaceutical products, which could make it difficult in those jurisdictions for us to stop the infringement or misappropriation of our patents or other intellectual property rights, or the marketing of competing products in violation of our proprietary rights. Proceedings to enforce our patent and other intellectual property rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business. Furthermore, such proceedings could put our patents at risk of being invalidated, held unenforceable, or interpreted narrowly, could put our patent applications at risk of not issuing, and could provoke third parties to assert claims of infringement or misappropriation against us. We may not prevail in any lawsuits that we initiate and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

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

Further, if a party to our licenses, either a licensee or licensor, were to breach or challenge our rights under the relevant license agreement (or if one of our licensor’s own licensors were to challenge our licensor’s rights), we may have to initiate or participate in a legal proceeding to enforce our rights. Any such legal proceeding could be expensive and time-consuming. In addition, if a court or other tribunal were to rule against us, we could lose key intellectual property and financial rights. Pursuing or defending against these legal claims, regardless of merits, would involve substantial legal expense and would be a substantial diversion of employee resources from our business. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation or contractual litigation there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation or proceeding. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. For example, as discussed above, on October 17, 2018, the Company initiated an arbitration proceeding with JAMS against Caribou asserting that Caribou is violating the terms and conditions of the Caribou License, as well as other contractual and legal rights, by using and seeking to license to third parties technology covered by two patent families (described in, for instance, PCT No. PCT/US2016/015145 and PCT No. PCT/US2016/064860, and related patents and applications) relating to specific structural or chemical modifications of guide RNAs, that were purportedly invented or controlled by Caribou, in our exclusive human therapeutic field.  Caribou asserted that the two families of IP Are outside the scope of our field of use under the license rights granted to us under the Caribou License. In accordance with the Caribou License, we submitted a demand for arbitration seeking, among other relief, a declaration that the disputed IP is included within the scope of our field of use under the Caribou License and an injunction prohibiting Caribou from using the disputed IP in our field of use. A decision from the arbitration is expected during the third quarter of 2019.

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

As of March 31, 2019, our executive officers, directors, five percent or greater stockholders and their affiliates beneficially owned approximately 56.2 percent of our outstanding voting stock. These stockholders may have the ability to influence us through their ownership positions. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to control elections of directors or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

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

On October 12, 2018, we filed a shelf registration statement on Form S-3 (the “Shelf Registration Statement”) with the SEC, in relation to the registration of common stock, preferred stock, warrants and/or units of any combination thereof for the purposes of selling, from time to time, our common stock, convertible securities or other equity securities in one or more offerings. We also simultaneously entered into an Open Market Sale Agreement (the “Sales Agreement”) with Jefferies LLC, (the “Sales Agent”), to provide for the offering, issuance and sale of up to an aggregate amount of $100.0 million of our common stock from time to time in “at-the-market” offerings under the Shelf Registration Statement and subject to the limitations thereof.  The Company will pay to the Sales Agent cash commissions of 3.0 percent of the gross proceeds of sales of common stock under the Sales Agreement. As of June 30, 2019, approximately $33.9 million in shares of common stock remain eligible for sale under the Sales Agreement. Sales of common stock, convertible securities or other equity securities by us or our stockholders under the Shelf Registration Statement may represent a significant percentage of our common stock currently outstanding. If we or our stockholders sell, or the market perceives that we or our stockholders intend to sell, substantial amounts of our common stock under the Shelf Registration Statement or otherwise, the market price of our common stock could decline significantly.

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

As a public company, and particularly since we are no longer an “emerging growth company” under applicable SEC regulations, we incur significant legal, accounting and other expenses. The Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the Nasdaq Global Market and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel devote a substantial amount of time to these compliance initiatives.

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

32.1

Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, by John M. Leonard, M.D., President and Chief Executive Officer of the Company, and Glenn Goddard, Executive Vice President, Chief Financial Officer of the Company. (3)

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. (2)

101.SCH	Inline XBRL Taxonomy Extension Schema Document. (2)

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document. (2)

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document. (2)

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document. (2)

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document. (2)

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*) (2)

(1)	Previously filed with the Quarterly Report on Form 10-Q for the period ended March 31, 2019 (File No. 001-37766)
(2)	Filed with this Quarterly Report on Form 10-Q.
(3)

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

Dated: August 1, 2019

INTELLIA THERAPEUTICS, INC.

By:	/s/ John M. Leonard
John M. Leonard, M.D.
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Glenn G. Goddard
Glenn G. Goddard
Executive Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)