Form 10-Q
period 2019-09-30
Intellia Therapeutics, Inc.
filed 2019-10-31
CIK 1652130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

The number of shares outstanding of the registrant’s common stock as of October 25, 2019: 48,882,268 shares.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

INTELLIA THERAPEUTICS, INC.

Condensed Consolidated Balance Sheets (unaudited)

(Amounts in thousands except share and per share data)

	September 30, 2019	December 31, 2018
ASSETS
Current Assets:
Cash and cash equivalents	$38,440	$58,856
Marketable securities - current	247,482	255,203
Accounts receivable	3,599	7,547
Prepaid expenses and other current assets	6,414	3,371
Total current assets	295,935	324,977
Marketable securities - noncurrent	9,868	-
Property and equipment, net	17,206	17,061
Operating lease right-of-use assets	20,663	-
Other assets	2,963	5,277
Total Assets	$346,635	$347,315
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$4,548	$2,708
Accrued expenses	11,644	10,742
Current portion of lease liability	5,505	-
Current portion of deferred revenue	15,822	27,122
Total current liabilities	37,519	40,572
Deferred revenue, net of current portion	19,322	28,810
Long-term lease liability	14,142	-
Other long-term liabilities	-	13
Commitments and contingencies (Note 6)
Stockholders’ Equity:
Common stock, $0.0001 par value; 120,000,000 shares authorized; 48,877,297 and 45,224,480 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	5	5
Additional paid-in capital	547,913	478,968
Accumulated other comprehensive income (loss)	336	(28)
Accumulated deficit	(272,602)	(201,025)
Total stockholders’ equity	275,652	277,920
Total Liabilities and Stockholders’ Equity	$346,635	$347,315

See notes to condensed consolidated financial statements.

INTELLIA THERAPEUTICS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited)

(Amounts in thousands except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Collaboration revenue	$10,616	$7,408	$32,167	$22,554
Operating expenses:
Research and development	27,513	23,237	76,682	69,197
General and administrative	8,431	8,270	32,082	23,481
Total operating expenses	35,944	31,507	108,764	92,678
Operating loss	(25,328)	(24,099)	(76,597)	(70,124)
Interest income	1,694	1,397	5,340	3,847
Net loss	$(23,634)	$(22,702)	$(71,257)	$(66,277)
Net loss per share, basic and diluted	$(0.49)	$(0.53)	$(1.53)	$(1.55)
Weighted average shares outstanding, basic and diluted	48,554	43,161	46,547	42,684
Other comprehensive income:
Unrealized gain on marketable securities	81	-	364	-
Comprehensive loss	$(23,553)	$(22,702)	$(70,893)	$(66,277)

See notes to condensed consolidated financial statements.

INTELLIA THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows (unaudited)

(Amounts in thousands)

	Nine Months Ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(71,257)	$(66,277)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,004	3,237
Loss (gain) on disposal of property and equipment	17	(16)
Equity-based compensation	12,075	13,464
Accretion of investment discounts	(3,297)	-
Changes in operating assets and liabilities:
Accounts receivable	3,948	7,658
Prepaid expenses and other current assets	(3,043)	913
Operating right-of-use assets	1,648	-
Other assets	110	664
Accounts payable	1,910	(65)
Accrued expenses	1,043	1,423
Deferred revenue	(20,788)	(13,604)
Operating lease liabilities	(948)	-
Other long-term liabilities	-	(116)
Net cash used in operating activities	(74,578)	(52,719)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(4,222)	(4,766)
Purchases of marketable securities	(263,986)	-
Maturities of marketable securities	265,500	-
Net cash used in investing activities	(2,708)	(4,766)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock offerings, net of offering costs	54,120	-
Proceeds from options exercised	2,216	9,457
Issuance of shares through employee stock purchase plan	534	598
Net cash provided by financing activities	56,870	10,055
Net decrease in cash and cash equivalents	(20,416)	(47,430)
Cash and cash equivalents, beginning of period	58,856	340,678
Cash and cash equivalents, end of period	$38,440	$293,248
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Purchases of property and equipment unpaid at period end	$1,016	$922
Right-of-use assets acquired under operating leases	2,554	-

See notes to condensed consolidated financial statements.

INTELLIA THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements (unaudited)

1.	Overview and Basis of Presentation

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

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates in these condensed consolidated financial statements have been made in connection with the calculation of revenues, research and development expenses and equity-based compensation expense. The Company bases its estimates on historical experience and various other assumptions that management believes to be reasonable. Actual results could differ from those estimates. Changes in estimates are reflected in reported results in the period in which they become known.

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

Liquidity

Since its inception through September 30, 2019, the Company has raised an aggregate of $630.8 million to fund its operations, of which $150.9 million was through its collaboration agreements, $170.5 million was from its initial public offering and concurrent private placements, $141.0 million was from a follow-on public offering, $85.0 million was from the sale of convertible preferred stock and $83.4 million was from at-the-market offerings. The Company expects that its cash, cash equivalents and marketable securities as of September 30, 2019, as well as research and cost reimbursement funding from its collaboration agreements, will enable the Company to fund its ongoing operating expenses and capital expenditure requirements into the second half of 2021.

2.	Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies”, in its Annual Report. There have been no material changes during the nine months ended September 30, 2019, other than the Company’s adoption of Accounting Standards Codification (“ASC”) 842, Leases (“ASC 842”), which is discussed in detail in this note.

Recent Accounting Pronouncements - Adopted

Leases

Effective January 1, 2019, the Company adopted ASC 842 using the required modified retrospective approach and utilizing the effective date as its date of initial application.  As a result, prior periods are presented in accordance with the previous guidance in ASC Topic 840, Leases.

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

Refer to Note 8, “Leases”, for the Company’s current lease commitments.

In June 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which simplified the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions. The Company’s adoption of the new standard beginning January 1, 2019 did not have a material effect on the Company’s condensed consolidated financial statements.

Recent Accounting Pronouncements – Issued but not yet adopted

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). The new standard removes certain disclosures, modifies certain disclosures and adds additional disclosures related to fair value measurement. The new standard will be effective beginning January 1, 2020 and early adoption is permitted. The Company is currently evaluating the potential impact ASU 2018-13 may have on its disclosures upon adoption.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). The standard changes how credit losses are measured for most financial assets and certain other instruments. For trade and other receivables, the standard requires the use of a new forward-looking “expected credit loss” model that generally will result in the earlier recognition of allowances for losses. For available-for-sale debt securities with unrealized losses, the standard now requires allowances to be recorded instead of reducing the amortized cost of the investment. The new standard also requires new disclosures and will be effective beginning January 1, 2020. With certain exceptions, the guidance is applied using a modified retrospective approach by reflecting adjustments through a cumulative-effect impact to retained earnings as of the beginning of the fiscal year of adoption. The Company does not anticipate that the adoption of ASU 2016-13 will have a material effect on the Company’s consolidated financial statements.
3.	Marketable Securities

The following table summarizes the Company’s available-for-sale marketable securities as of September 30, 2019 and December 31, 2018 at net book value:

	September 30, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Marketable securities:
U.S. Treasury securities	$176,443	$188	$(5)	$176,626
Financial institution debt securities	53,699	124	-	53,823
Corporate debt securities	18,900	6	-	18,906
Other asset-backed securities	7,972	23	-	7,995
Total	$257,014	$341	$(5)	$257,350

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Marketable securities:
U.S. Treasury securities	$165,959	$2	$(13)	$165,948
Financial institution debt securities	65,436	1	(17)	65,420
Corporate debt securities	23,836	-	(1)	23,835
Total	$255,231	$3	$(31)	$255,203

The amortized cost of available-for-sale securities is adjusted for amortization of premiums and accretion of discounts to maturity. At September 30, 2019 and December 31, 2018, the balance in the Company’s accumulated other comprehensive income (loss) was composed of activity related to the Company’s available-for-sale marketable securities. There were no material realized gains or losses in the three or nine months ended September 30, 2019, and as a result, the Company did not reclassify any amounts out of accumulated other comprehensive income (loss) during the period. The Company did not have any securities in a material unrealized loss position at September 30, 2019.
4.	Fair Value Measurements

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

The Company’s financial instruments as of September 30, 2019 and December 31, 2018 included cash and cash equivalents, marketable securities, accounts receivable and accounts payable. As of September 30, 2019 and December 31, 2018, the Company’s financial assets recognized at fair value on a recurring basis consisted of the following:

	Fair Value as of September 30, 2019
	Total	Level 1	Level 2	Level 3
	(In thousands)
Cash equivalents	$35,538	$35,538	$-	$-
Marketable securities:
U.S. Treasury securities	176,626	176,626	-	-
Financial institution debt securities	53,823	-	53,823	-
Corporate debt securities	18,906	-	18,906	-
Other asset-backed securities	7,995	-	7,995	-
Total marketable securities	257,350	176,626	80,724	-
Total	$292,888	$212,164	$80,724	$-

	Fair Value as of December 31, 2018
	Total	Level 1	Level 2	Level 3
	(In thousands)
Cash equivalents	$45,986	$45,986	$-	$-
Marketable securities:
U.S. Treasury securities	165,948	165,948	-	-
Financial institution debt securities	65,420	-	65,420	-
Corporate debt securities	23,835	-	23,835	-
Total marketable securities	255,203	165,948	89,255	-
Total	$301,189	$211,934	$89,255	$-

The Company’s financial assets, which include cash equivalents and marketable securities, have been initially valued at the transaction price, and subsequently revalued at the end of each reporting period, utilizing third-party pricing services or other observable market data. The pricing services utilize industry standard valuation models and observable market inputs to determine value. After completing our validation procedures, the Company did not adjust or override any fair value measurements provided by the pricing services as of September 30, 2019 or December 31, 2018.

Other financial instruments, including accounts receivable and accounts payable, are carried at cost, which approximate fair value due to the short duration and term to maturity.

5.	Accrued Expenses

Accrued expenses consisted of the following:

	September 30, 2019	December 31, 2018
	(In thousands)
Accrued employee compensation and benefits	$5,300	$6,175
Accrued research and development	2,911	2,328
Accrued legal and professional expenses	2,663	1,633
Accrued other	770	606
Total accrued expenses	$11,644	$10,742

6.	Commitments and Contingencies

In July 2014, the Company licensed from Caribou Biosciences, Inc. (“Caribou”) certain IP (the “Caribou License”) and entered into an arrangement under which Caribou provided research and development services. On October 17, 2018, the Company initiated an arbitration proceeding with JAMS against Caribou, asserting that Caribou is violating the terms and conditions of the Caribou License, as well as other contractual and legal rights, by using and seeking to license to third parties technology covered by two patent families (described in, for instance, PCT No. PCT/US2016/015145 and PCT No. PCT/US2016/064860, and related patents and applications) relating to specific structural or chemical modifications of guide RNAs, that were purportedly invented or controlled by Caribou, in the Company’s exclusive human therapeutic field. Caribou asserted that the two families of IP are outside the scope of the Company’s field of use under the license rights granted to the Company under the Caribou License (the “Caribou Arbitration”). In accordance with the Caribou License, the Company submitted a demand for arbitration seeking among other relief a declaration that the disputed IP was included within the scope of its field of use under the Caribou License.

On September 26, 2019, the Company announced that the arbitration panel issued an interim award concluding that both the structural and chemical guide RNAs modification technologies were exclusively licensed to the Company by Caribou pursuant to the Caribou License. After concluding that the chemical modification technology was within the scope of the Company’s exclusive license from Caribou, the arbitration panel nevertheless noted that its decision could delay or otherwise adversely impact the development of these modified guide RNAs as human therapeutics. It also noted that the Company currently is not using these modified guide RNAs in any of its active programs. Thus, solely with respect to the particular modified guide RNAs, the arbitration panel stated that it will declare that Caribou has an equitable “leaseback,” which it described as exclusive, perpetual and worldwide (the “Caribou Award”). However, the Caribou Award will be subject to terms, including Caribou’s future payments to the Company, to be negotiated by the parties or, if unsuccessful, subject to additional arbitration proceedings.

The Caribou Award by the panel does not include the structural guide modifications IP at issue in the arbitration, any other IP exclusively licensed or sublicensed by Caribou to the Company under the Caribou License (including but not limited to the foundational CRISPR/Cas9 IP co-owned by University of California, University of Vienna and Dr. Emmanuelle Charpentier), or any other of the Company’s IP.

Upon, and subject to the terms of, a final award, which will follow these negotiations between the parties and potential further legal proceedings, Caribou could be able to use the modified guide RNAs at issue for human therapeutics. Due to the death of one of the panel members, any future proceedings may require the appointment of a new arbitrator, which may delay any final resolution. Either the Company or Caribou may challenge the arbitration panel’s decisions under limited circumstances.

Other than with regards to the technologies in dispute, the interim award has no effect on the Company’s rights or Caribou’s obligations under the Caribou License. The interim award has no impact on any of the Company’s current programs.

7.	Collaborations

To accelerate the development and commercialization of CRISPR/Cas9-based products in multiple therapeutic areas, the Company has formed, and may seek other opportunities to form, strategic alliances with collaborators who can augment its leadership in CRISPR/Cas9 therapeutic development. As of September 30, 2019, the Company’s contract liabilities were primarily related to the Company’s collaborations with Novartis Institutes for BioMedical Research (“Novartis”) and Regeneron Pharmaceuticals, Inc. (“Regeneron”). The following table presents changes in the Company’s contract liabilities during the nine months ended September 30, 2019 and 2018 (in thousands):

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Nine Months Ended September 30, 2019
Contract liabilities:
Deferred revenue	$55,932	$3,000	$(23,788)	$35,144

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Nine Months Ended September 30, 2018
Contract liabilities:
Deferred revenue	$59,868	$3,000	$(16,604)	$46,264

During the nine months ended September 30, 2019 and 2018, the Company recognized the following revenues as a result of changes in the contract liability balance (in thousands):

Revenue recognized in the period from:	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
Amounts included in the contract liability at the beginning of the period	$23,788	$16,604

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

Agreement Structure. The parties agreed to engage in collaborative research activities using the Company’s CRISPR/Cas9 platform to identify and research therapeutic, prophylactic and palliative products and services relating to the following applications:  a) ex vivo HSCs and b) ex vivo CAR-Ts. In addition, in the last two years of the collaboration term, Novartis may engage in research and development of a limited number of in vivo targets using the Company’s platform.

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

In Vivo Program. During the last two years of the five-year collaboration term, Novartis has the option to select a limited number of targets for research, development and commercialization of in vivo therapies using the Company’s CRISPR/Cas9 platform, on a non-exclusive basis. Following Novartis’ selection of each in vivo target, Novartis may offer the Company the right to participate in the research and development of such targets, in which case an in vivo program research plan for such target will be entered into between the Company and Novartis. Novartis is required to use commercially reasonable efforts to research, develop or commercialize at least one in vivo product directed to each of its selected targets. Novartis’ in vivo target selections are subject to certain restrictions, including that the targets, or all targets within a limited number of organs: (i) have not already been reserved by the Company pursuant to its limited right to do so under the agreement; (ii) are not the subject of a collaboration or pending collaboration with a third-party; and (iii) are not the subject of ongoing or planned research and development by the Company.

Governance. The parties formed HSC and CAR-T steering committees with responsibility for oversight of these respective research programs and approval of the associated research plans. Beginning in December 2018, the HSC steering committee became responsible for the ocular stem cell (“OSC”) program (see the section below entitled “2018 Amendment to the Agreement”). These steering committees in turn are overseen by a joint steering committee. The above steering committees are comprised by an equal number of representatives from each party.

Financial Terms. The Company received an upfront technology access payment from Novartis of $10.0 million in January 2015 and was entitled to additional technology access fees of $20.0 million and quarterly research payments of $1.0 million, or up to $20.0 million in the aggregate, during the five-year research term. To date, the Company has received $20.0 million in technology access fees and $18.0 million in research payments related to these programs. In addition, for each Novartis product under the collaboration (whether HSC or CAR-T, and beginning as of December 2018, OSC), subject to certain conditions, the Company may be eligible to receive (i) up to $30.3 million in development milestones, including for the filing of an investigational new drug (“IND”) application and for the dosing of the first patient in each of Phase IIa, Phase IIb and Phase III clinical trials, (ii) up to $50.0 million in regulatory milestones for the product’s first indication, including regulatory approvals in the U.S. and European Union (“EU”), (iii) up to $50.0 million in regulatory milestones for the product’s second indication, if any, including U.S. and EU regulatory approvals, (iv) royalties on net sales in the mid-single digits, and (v) net sales milestone payments of up to $100.0 million. The Company is also eligible to receive payments for: (i) each additional HSC target selected by Novartis beyond its initial defined allocation, for which it will receive $1.0 million for each target, (ii) each in vivo target that Novartis selects as described above, and (iii) any exercise by Novartis of certain license options under the 2014 Novartis Agreement.

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

Equity Investments. Additionally, at the inception of the arrangement, at which time the Company was a privately held company, Novartis invested $9.0 million to purchase the Company’s Class A-1 and Class A-2 Preferred Units (the “Preferred Units”). The difference between the cash proceeds received from Novartis for the units and the $11.6 million estimated fair value of those units at the date of issuance was determined to be $2.6 million. Accordingly, $2.6 million of the upfront technology access payment was allocated to record the preferred units purchased by Novartis at fair value.

License Grant to Novartis. In the 2014 Novartis Agreement, the Company granted to Novartis a license to its CRISPR/Cas9 platform technology, including a sublicense to certain platform rights licensed from Caribou, that is exclusive in the HSC, CAR-T cell and in vivo fields with respect to each target selected by Novartis pursuant to the agreement and the research plan as long as Novartis continues to use commercially reasonable efforts to research, develop, and commercialize CRISPR-edited products directed to such targets. Upon the expiration of the collaboration term, Novartis shall have the option to access and obtain a non-exclusive license to the Company’s CRISPR/Cas9 platform technology to research, develop and commercialize potential therapeutic, prophylactic and palliative products and services for a limited number of certain approved targets selected by Novartis, exercisable upon written notice to the Company within 30 days after the expiration of the collaboration term. Such approved targets are subject to certain restrictions, including that the targets may not have been already reserved by the Company pursuant to its limited right to do so under the agreement, may not be the subject of an existing out license of the Company’s CRISPR/Cas9 platform to a third-party and may not be the subject of ongoing or planned research and development by the Company. This non-exclusive license will have a term of five years commencing upon the completion of the technology transfer by the Company enabling Novartis to practice such licensed rights, and Novartis may not select more than a specified number of approved targets in each year of this license term.

License Grant to Intellia. Novartis granted the Company a non-exclusive license to its IP covering small molecule for HSC expansion and to its lipid nanoparticle (“LNP”) platform technology to research, develop and commercialize HSC and in vivo genome editing products, respectively, in the 2014 Novartis Agreement.

Intellectual Property. IP that the Company develops within the collaboration related to the Company’s CRISPR/Cas9 platform will be owned solely by the Company, while all other IP developed within the collaboration, including IP covering products arising from the collaboration, will be jointly owned by the Company and Novartis.

2018 Amendment to the Agreement. In December 2018, the Company entered into an amendment to this agreement with Novartis (the “Novartis Amendment”) which expanded the scope of the 2014 Novartis Agreement to include the ex vivo development of CRISPR/Cas9-based cell therapies using limbal stem cells (“LSCs”), a type of OSC, primarily against gene targets selected by Novartis in exchange for a one-time payment of $10.0 million which the Company received in December 2018. The governance, milestones and royalties associated with any LSC program will follow those for the HSC programs. As part of the Novartis Amendment, Intellia rights to Novartis’ LNP technology were expanded to include use on all genome editing applications in both in vivo and ex vivo settings.

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

Accounting Analysis. The Company has concluded that the 2014 Novartis Agreement and the Novartis Amendment are subject to ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) and its related amendments (collectively known as “ASC 606”) and has assessed its accounting for them accordingly. The Company evaluated the promised goods and services under the 2014 Novartis Agreement and determined that it included two performance obligations: (1) a combined performance obligation representing a series of distinct goods and services including the licenses to research, develop and commercialize HSC products and their associated research activities and the licenses to research, develop and commercialize CAR-T cell products and their associated research activities; and (2) the preferred units.

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

Revenue Recognition - Collaboration Revenue. Through September 30, 2019, excluding amounts allocated to Novartis’ purchase of the Company’s Preferred Units, the Company had recorded a total of $56.4 million in cash and accounts receivable under the 2014 Novartis Agreement and the Novartis Amendment. Through September 30, 2019, the Company has recognized $53.2 million of collaboration revenue, including $4.8 million and $14.3 million during the three and nine months ended September 30, 2019, respectively, and $2.4 million and $7.2 million during the three and nine months ended September 30, 2018, respectively, in the condensed consolidated statements of operations and comprehensive loss related to the 2014 Novartis Agreement and the Novartis Amendment. As of September 30, 2019, there was approximately $4.1 million of the aggregate transaction price remaining to be recognized, which will be recognized through December 2019.

As of September 30, 2019 and December 31, 2018, the Company had accounts receivable of $1.0 million and $6.0 million, respectively, and deferred revenue of $3.1 million and $14.5 million, respectively, related to the 2014 Novartis Agreement and the Novartis Amendment.

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

Scope of Collaboration. Under the terms of the six-year collaboration, Regeneron may obtain exclusive rights for up to 10 targets to be chosen by Regeneron during the collaboration term, subject to a target selection process and various adjustments and limitations set forth in the agreement. Of these 10 total targets, Regeneron may select up to five non-liver targets, while the remaining targets must be focused in the liver. Certain non-liver targets from the Company’s ongoing and planned research at the time, as well as any targets included in another of the Company’s collaborations, are excluded from this collaboration. At the inception of the agreement, Regeneron selected the first of its 10 targets, transthyretin amyloidosis (“ATTR”), which is subject to a Co-Development and Co-Promotion (“Co/Co”) agreement between the Company and Regeneron, the general terms and conditions for which were outlined within the Regeneron Agreement.

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

Governance. The parties formed a joint steering committee, which is responsible for setting research objectives and overseeing the general strategies and activities undertaken by the parties under the Regeneron Agreement. Additionally, the parties formed a Joint Development and Commercialization Committee (“JDCC”) to oversee all profit share products under Co/Co agreements as discussed below. The JDCC will have responsibility for overseeing the development, manufacture, regulatory matters, and commercialization (including pricing and reimbursement) of ATTR, as the first profit share product under the collaboration agreement.

Financial Terms. The Company received a nonrefundable upfront payment of $75.0 million. In addition, on Regeneron programs that are not subject to Co/Co agreements the Company may be eligible to earn, on a per-licensed target basis, (i) up to $25.0 million in development milestones, including for the dosing of the first patient in each of Phase I, Phase II and Phase III clinical trials, (ii) up to $110.0 million in regulatory milestones, including for the acceptance of a regulatory filing in the U.S., and for obtaining regulatory approval in the U.S. and in certain other identified countries, and (iii) up to $185.0 million in sales-based milestone payments. The Company is also eligible to earn royalties ranging from the high single digits to low teens, in each case, on a per-product basis, which royalties are potentially subject to various reductions and offsets and incorporate the Company’s existing low- to mid-single-digit royalty obligations under a license agreement with Caribou. In addition, Regeneron is obligated to fund 50.0 percent of the research and development costs for the ATTR program.

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

Co-Development and Co-Promotion Agreement. In July 2018, the Company and Regeneron finalized the form of the Co/Co agreement that will be used as the basis for each Co/Co agreement directed to a target. Simultaneously, the Company and Regeneron executed the Co/Co agreement directed to the first collaboration target, ATTR, for which the Company will be the clinical and commercial Lead Party (see below). As such, Regeneron will be the Participating Party (see below) and will share equally in worldwide development costs and profits as long as it funds half of the defined research and development costs attributable to the ATTR program.

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

The Company also concluded that the ATTR Co/Co agreement meets the definition of a collaborative arrangement per ASC 808, Collaborative Arrangements (“ASC 808”), which is outside of the scope of ASC 606. Since ASC 808 does not provide recognition and measurement guidance for collaborative arrangements, the Company has analogized to ASC 606. As such, the Company classifies payments received or made under the cost sharing provisions of the ATTR Co/Co agreement as a component of revenues in the condensed consolidated statements of operations and comprehensive loss.

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

Revenue Recognition – Collaboration Revenue. Through September 30, 2019, excluding the amounts allocated to Regeneron’s purchase of the Company’s common stock, the Company recorded a $75.0 million upfront payment and $20.5 million for research and development services under the Regeneron Agreement. Through September 30, 2019, the Company has recognized $63.5 million of collaboration revenue, including $5.8 million and $17.8 million during the three and nine months ended September 30, 2019, respectively, and $5.0 million and $15.4 million during the three and nine months ended September 30, 2018, respectively, in the condensed consolidated statements of operations and comprehensive loss related to this arrangement. This includes $2.6 million and $8.4 million during the three and nine months ended September 30, 2019, respectively, and $1.8 million and $6.0 million during the three and nine months ended September 30, 2018, respectively, representing payments due from Regeneron pursuant to the ATTR Co/Co agreement, which is accounted for under ASC 808. As of September 30, 2019, there was approximately $32.0 million of the aggregate transaction price remaining to be recognized, which will be recognized ratably through April 2022.

As of September 30, 2019 and December 31, 2018, the Company had accounts receivable of $2.6 million and $1.5 million, respectively, and deferred revenue of $32.0 million and $41.4 million, respectively, related to this arrangement.
8.	Leases

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

The Company has also entered into leases that are not related to office space, including one for a manufacturing-related facility.  These leases are accounted for in accordance with ASC 842 and are not material to the Company’s condensed consolidated financial statements.

Throughout the term of its leases, the Company is responsible for paying certain costs and expenses, in addition to the rent, as specified in the lease, including a proportionate share of applicable taxes, operating expenses and utilities. The variable portion of these costs are expensed as incurred and are disclosed as variable lease cost.

The following table contains a summary of the lease costs recognized under ASC 842 and other information pertaining to the Company’s operating leases for the three and nine months ended September 30, 2019:

	Three Months Ended	Nine Months Ended
	September 30, 2019
	(in thousands)
Lease cost
Operating lease cost	$1,902	$5,485
Short-term lease cost	12	12
Variable lease cost	615	1,612
Total lease cost	$2,529	$7,109

	Nine months ended
	September 30, 2019
	(in thousands)
Other information
Operating cash flows used for operating leases	$	4,784
Operating lease liabilities arising from obtaining right-of-use assets		2,554

	As of September 30, 2019
Lease term and discount rate
Weighted average remaining lease term	3.2 years
Weighted average discount rate	9.00%

Future minimum lease payments under the Company’s non-cancelable operating leases as of September 30, 2019, are as follows:

Future Operating Lease Payments
Year Ending December 31,	(in thousands)
2019 (excluding the nine months ended September 30, 2019)	$1,692
2020	7,113
2021	7,350
2022	4,733
2023	871
Thereafter	943
Total lease payments	$22,702
Less: imputed interest	(3,055)
Total operating lease liabilities at September 30, 2019	$19,647

Future minimum lease payments under the Company’s non-cancelable operating leases as of December 31, 2018, are as follows:

Year Ending December 31,	(In thousands)
2019	$5,616
2020	4,963
2021	5,507
2022	3,861
$19,947

9.	Equity-Based Compensation

Equity-based compensation expense is classified in the condensed consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)
Research and development	$1,513	$2,591	$5,392	$7,617
General and administrative	1,566	1,865	6,683	5,847
Total	$3,079	$4,456	$12,075	$13,464

Restricted Stock

Restricted stock is measured at fair value based on the quoted price of the Company’s common stock.

The following table summarizes the Company’s restricted stock activity for the nine months ended September 30, 2019:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested restricted stock as of December 31, 2018	109,073	$15.53
Granted	-	-
Vested	(37,198)	1.34
Cancelled	-	-
Unvested restricted stock as of September 30, 2019	71,875	$22.88

As of September 30, 2019, there was $0.2 million of unrecognized equity-based compensation expense related to restricted stock that is expected to vest. These costs are expected to be recognized over a weighted average remaining vesting period of 1.3 years.

Stock Options

The weighted average grant date fair value of options, estimated as of the grant date using the Black-Scholes option pricing model, was $9.66 and $9.21 per option for those options granted during the three and nine months ended September 30, 2019, respectively, and $21.29 and $18.19 per option for those options granted during the three and nine months ended September 30, 2018, respectively. Key assumptions used to apply this pricing model were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Risk-free interest rate	1.6%	2.8%	2.2%	2.6%
Expected life of options	6.0 years	6.0 years	5.5-6.0 years	5.5-6.25 years
Expected volatility of underlying stock	67.5%	87.7%	68.3%	88.9%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

The following is a summary of stock option activity for the nine months ended September 30, 2019:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding at December 31, 2018	5,037,663	$15.63
Granted	1,057,473	14.86
Exercised	(255,183)	8.68
Forfeited	(431,643)	18.45
Outstanding at September 30, 2019	5,408,310	$15.58	7.90	$7,172
Exercisable at September 30, 2019	2,320,649	$13.58	6.66	$6,609

As of September 30, 2019, there was $30.9 million of unrecognized compensation cost related to stock options that have not yet vested. These costs are expected to be recognized over a weighted average remaining vesting period of 2.6 years.

Of the unvested restricted stock outstanding and stock options outstanding as of September 30, 2019, 71,875 are performance-based restricted stock units and 213,750 are performance-based stock options. The performance-based restricted stock units and performance-based stock options vest upon obtaining certain scientific, financial and regulatory milestones through 2020.  At September 30, 2019, 71,875 performance-based restricted stock units and 188,750 performance-based options are not included in computing the diluted (loss) earnings per share because the performance criteria had not been met as of the end of the reporting period.
10.	Loss Per Share

The Company calculates basic (loss) earnings per share by dividing net (loss) income by the weighted average number of common shares outstanding. The Company computes diluted (loss) earnings per share after giving consideration to the dilutive effect of stock options and unvested restricted stock that are outstanding during the period, except where such securities would be anti-dilutive.

Basic and diluted loss per share was calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)
Net loss	$(23,634)	$(22,702)	$(71,257)	$(66,277)
Weighted average shares outstanding, basic and diluted	48,554	43,161	46,547	42,684
Net loss per share, basic and diluted	$(0.49)	$(0.53)	$(1.53)	$(1.55)

The following common stock equivalents were excluded from the calculation of diluted loss per share because their inclusion would have been anti-dilutive:

	Nine Months Ended September 30,
	2019	2018
	(In thousands)
Unvested restricted stock	72	144
Stock options	5,408	4,253
	5,480	4,397

11.	Stockholders’ Equity

The following tables present changes in stockholders’ equity for the nine months ended September 30, 2019 and 2018 (in thousands, except share data):

			Additional	Accumulated Other		Total
	Common		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	(Loss) Income	Deficit	Equity
Balance at December 31, 2018	45,224,480	$5	$478,968	$(28)	$(201,025)	$277,920
Retroactive adjustment to beginning accumulated deficit for adoption of ASC 842	-	-	-	-	(320)	(320)
Issuance of common stock through at-the-market offerings, net of issuance costs of $120	223,818	-	3,639	-	-	3,639
Exercise of stock options	30,800	-	360	-	-	360
Equity-based compensation	-	-	4,592	-	-	4,592
Other comprehensive gain	-	-	-	87	-	87
Net loss	-	-	-	-	(21,940)	(21,940)
Balance at March 31, 2019	45,479,098	5	487,559	59	(223,285)	264,338
Issuance of common stock through at-the-market offerings, net of issuance costs of $3	1,986,579	-	31,413	-	-	31,413
Exercise of stock options	203,072	-	1,664	-	-	1,664
Issuance of shares under employee stock purchase plan	45,826	-	534	-	-	534
Equity-based compensation	-	-	4,404	-	-	4,404
Other comprehensive gain	-	-	-	196	-	196
Net loss	-	-	-	-	(25,683)	(25,683)
Balance at June 30, 2019	47,714,575	5	525,574	255	(248,968)	276,866
Issuance of common stock through at-the-market offerings, net of issuance costs of $199	1,141,411	-	19,068	-	-	19,068
Exercise of stock options	21,311	-	192	-	-	192
Equity-based compensation	-	-	3,079	-	-	3,079
Other comprehensive gain	-	-	-	81	-	81
Net loss	-	-	-	-	(23,634)	(23,634)
Balance at September 30, 2019	48,877,297	$5	$547,913	$336	$(272,602)	$275,652

			Additional	Accumulated Other		Total
	Common		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	(Loss) Income	Deficit	Equity
Balance at December 31, 2017	42,384,623	$4	$421,706	$-	$(121,113)	$300,597
Retroactive adjustment to beginning accumulated deficit for adoption of ASU 2014-09	-	-	-	-	5,431	5,431
Exercise of stock options	709,321	-	6,720	-	-	6,720
Cancellation of restricted stock	(2,022)	-	-	-	-	-
Equity-based compensation	-	-	4,107	-	-	4,107
Net loss	-	-	-	-	(21,356)	(21,356)
Balance at March 31, 2018	43,091,922	4	432,533	-	(137,038)	295,499
Exercise of stock options	68,163	-	557	-	-	557
Issuance of shares under employee stock purchase plan	32,707	-	598	-	-	598
Cancellation of restricted stock	(4,780)	-	-	-	-	-
Equity-based compensation	-	-	4,901	-	-	4,901
Net loss	-	-	-	-	(22,219)	(22,219)
Balance at June 30, 2018	43,188,012	4	438,589	-	(159,257)	279,336
Exercise of stock options	204,658	-	2,180	-	-	2,180
Cancellation of restricted stock	(23,347)	-	-	-	-	-
Equity-based compensation	-	-	4,456	-	-	4,456
Net loss	-	-	-	-	(22,702)	(22,702)
Balance at September 30, 2018	43,369,323	$4	$445,225	$-	$(181,959)	$263,270

At-the-Market Offering Programs

On October 12, 2018, the Company filed a Registration Statement on Form S-3 (the “2018 Shelf”) with the SEC in relation to the registration of common stock, preferred stock, warrants and units of any combination thereof for the purposes of selling, from time to time, its common stock, convertible securities or other equity securities in one or more offerings. The Company also simultaneously entered into an Open Market Sale Agreement (the “2018 Sales Agreement”) with Jefferies LLC, (the “Sales Agent”), to provide for the offering, issuance and sale by the Company of up to an aggregate amount of $100.0 million of its common stock from time to time in “at-the-market” offerings under the 2018 Shelf and subject to the limitations thereof.  The Company will pay to the Sales Agent cash commissions of 3.0 percent of the gross proceeds of sales of common stock under the 2018 Sales Agreement. In November 2018, the Company issued 1,659,300 shares of its common stock at $18.00 per share in accordance with the 2018 Sales Agreement for net proceeds of $28.5 million, after payment of cash commissions to the Sales Agent and approximately $0.4 million related to legal, accounting and other fees in connection with the sales. During the nine months ended September 30, 2019, the Company issued an additional 3,351,808 shares of its common stock, in a series of sales, at an average price of $16.75 per share, in accordance with the 2018 Sales Agreement, for aggregate net proceeds of $54.1 million, after payment of cash commissions to the Sales Agent and approximately $0.2 million related to legal, accounting and other fees in connection with the sales. As of September 30, 2019, approximately $14.0 million in shares of common stock remain eligible for sale under the 2018 Sales Agreement.

On August 23, 2019, the Company filed a Registration Statement on Form S-3, as amended (the “2019 Shelf”) with the SEC in relation to the registration of common stock, preferred stock, warrants and units of any combination thereof. The Company also simultaneously entered into an Open Market Sale Agreement with the Sales Agent, to provide for the offering, issuance and sale by the Company of up to an aggregate amount of $150.0 million of its common stock from time to time in “at-the-market” offerings under the 2019 Shelf and subject to the limitations thereof.  The Company will pay to the Sales Agent cash commissions of 3.0 percent of the gross proceeds of sales of common stock under the 2019 Sales Agreement. As of September 30, 2019, the Company has incurred approximately $0.1 million related to legal fees in connection with this agreement. The Company has not issued any shares under this offering as of September 30, 2019.
12.	Related Party Transactions

Novartis Institutes for BioMedical Research

In connection with its entry into the collaboration and license agreement and related equity transactions with Novartis, in 2015 the Company issued Novartis capital stock, and in May 2016, Novartis acquired 277,777 shares of the Company’s common stock in a private placement transaction concurrent with the Company’s initial public offering (“IPO”). Novartis owned less than 10 percent of the Company’s voting interests as of June 30, 2019.

The Company recognized collaboration revenue of $4.8 million and $14.3 million during the three and nine months ended September 30, 2019 and $2.4 million and $7.2 million during the three and nine months ended September 30, 2018, respectively, related to the Novartis Agreement. As of September 30, 2019 and December 31, 2018, the Company had recorded accounts receivable of $1.0 million and $6.0 million, respectively, and deferred revenue of $3.1 million and $14.5 million, respectively, related to this collaboration. Refer to Note 7, Collaborations, for additional information regarding this collaboration agreement.

Research Material Supplier

In the ordinary course of business, the Company may purchase materials or supplies from entities that are associated with a party that meets the criteria of a related party of the Company.  These transactions are reviewed quarterly and to date have not been material to the Company’s condensed consolidated financial statements.

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
•

our plans to negotiate, and ability to agree to terms with Caribou in accordance with the September 2019 interim award issued by the arbitration panel in the Caribou Arbitration, including the scope of such arrangement and the timing and amount of payment under any such arrangement as well as the potential to initiate additional arbitration or legal proceedings if negotiations are not successful;

•

the potential implications and impact the interim award in the Caribou Arbitration may have on any other intellectual property rights, as well as Caribou’s potential to compete with us in the field of human therapeutics;

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

Our management’s discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, which have been prepared by us in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim periods and with Regulation S-X, promulgated under the Securities Exchange Act of 1934, as amended. This discussion and analysis should be read in conjunction with these unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q as well as in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Our strategy is to build a full-spectrum genome editing company by leveraging our CRISPR/Cas9 platform across two areas: in vivo applications, in which CRISPR/Cas9 is the therapy, delivered to target cells within the body; and ex vivo applications, in which CRISPR/Cas9 creates the therapy of engineered human cells. All of our revenue to date has been collaboration revenue. Since our inception and through September 30, 2019, we have raised an aggregate of approximately $630.8 million to fund our operations, of which $150.9 million was through our collaboration agreements, $170.5 million was from our initial public offering and concurrent private placements, $141.0 million was from a follow-on offering, $85.0 million was from the sale of convertible preferred stock and $83.4 million was from at-the-market offerings.

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

Our pipeline includes in vivo proprietary programs targeting genetic diseases, including transthyretin amyloidosis (“ATTR”), which we are co-developing with Regeneron Pharmaceuticals, Inc. (“Regeneron”), alpha-1 antitrypsin deficiency (“AATD”), and other disorders such as primary hyperoxaluria. Our pipeline also includes ex vivo programs consisting of two separate efforts: 1) a set of proprietary programs focused on engineered cell therapies to treat various cancers and autoimmune diseases, and 2) partnered programs developed in collaboration with Novartis Institutes for BioMedical Research, Inc. (“Novartis”), focused on chimeric antigen receptor T (“CAR-T”) cells, hematopoietic stem cells (“HSCs”), the stem cells from which all of the various types of blood cells originate, and stem cells in the eye, or ocular stem cells (“OSCs”).

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

Transthyretin Amyloidosis – (“ATTR”)

ATTR is a progressive and fatal disorder resulting from deposition of insoluble amyloid fibrils into multiple organs and tissues leading to systemic failure. Blood-borne transthyretin (“TTR”) protein is produced by hepatocytes and normally circulates as a soluble homotetramer that facilitates transport of vitamin A, via retinol binding protein, as well as the thyroid hormone, thyroxine. Mutations in the TTR gene lead to the production of TTR proteins that are destabilized in their tetramer form. These tetramers more readily dissociate into the monomeric form, and thence to an aggregative form that results in amyloid deposits in tissues. These deposits cause damage in those tissues, resulting in a disorder known as hereditary TTR amyloidosis (“hATTR”). Over 120 different genetic mutations are currently known to cause hATTR.

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

Our first in vivo development candidate, NTLA-2001, is for the treatment of ATTR. As part of an ongoing durability study of our lead LNP formulation in support of NTLA-2001, we have demonstrated ten months of durable liver editing with sustained reduction of circulating TTR protein (average reduction >95%) following a single dose in non-human primates (“NHPs”).  On August 1, 2019, we announced that we have conducted our pre-investigational new drug (“IND”) meeting with the U.S. Food and Drug Administration (“FDA”), have initiated IND-enabling toxicology studies, and expect to submit an IND application for NTLA-2001 in mid-2020. In preparation for the submission of the IND application, we announced on October 31, 2019 that we have commenced clinical-scale manufacturing for Phase 1 materials. NTLA-2001 is being co-developed with Regeneron pursuant to a license and collaboration agreement and a Co-Development and Co-Promotion (“Co/Co”) agreement with Regeneron in which we are the lead development and commercialization party.

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

At the 2019 ASGCT Annual Meeting, we presented initial data from an ongoing study demonstrating the first CRISPR/Cas9-mediated, targeted transgene insertion in the liver of NHPs, using F9 as a model gene. The study is a collaborative effort with Regeneron. In August 2019, we announced additional results from the in-life portion of the NHP study. Following a single dose of the hybrid LNP-AAV delivery system containing an F9 DNA template, we demonstrated that the circulating human FIX protein levels achieved at day 14 were durable through the two months of completed observation and were within the normal human range (source: Amiral et al, Clin. Chem., 1984). Additionally, the NHP data expands on the durability of clinically relevant human FIX protein levels achieved in mice for over 12 months. We are currently working closely with Regeneron on moving the program forward and are also independently evaluating the hybrid LNP-AAV delivery system for targeted insertion across several other transgenes of interest in an in vivo setting.

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

Our lead TCR-based therapy uses engineered T cells to target Wilms’ Tumor 1 (“WT1”) for the treatment of AML. Along with our research collaborators at IRCCS Ospedale San Raffaele, we presented in vitro data at the 2019 ASGCT Annual Meeting showing that CRISPR/Cas9 editing resulted in >98% knockout of endogenous TCRs, while achieving transfer of various WT1-specific TCRs into >95% of isolated T cells. In addition, the engineered T cells were functional and capable of specifically killing a panel of leukemic blasts from patients that expressed the WT1 epitope. Based on these results, we identified multiple lead TCRs restricted to the HLA-A*02:01 allele. At the 2019 ESGCT Annual Meeting, we presented in vitro data demonstrating CRISPR/Cas9-mediated genome editing for in locus insertion, combined with endogenous TCR knockout, leads to significant reduction in mispairing of endogenous and transferred TCR chains. Results demonstrated >70% in-locus insertion rates of therapeutic TCRs and >98% knockout of endogenous TCRs. We are on track to nominate a development candidate for AML by the end of 2019. We anticipate that this development candidate will apply an in-locus TCR-based approach in autologous T cells directed towards the intracellular antigen WT1 for the treatment of AML. During the third quarter of 2019, and more recently, we continue to generate data from ongoing studies of multiple lead TCRs in patient-derived xenograft models to support the nomination of a development candidate for AML. Concurrently, we advanced GMP manufacturing-related development activities in support of a Phase I clinical trial.

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

Collaborations

To accelerate the development and commercialization of CRISPR/Cas9-based products in multiple therapeutic areas, we have formed, and may seek other opportunities to form, strategic alliances with collaborators who can augment our leadership in CRISPR/Cas9 therapeutic development.

Novartis

As described in Note 7, “Collaborations—Novartis Institutes for BioMedical Research, Inc.,” in December 2014, we entered into a strategic collaboration agreement with Novartis (the “2014 Novartis Agreement”), primarily focused on the development of new ex vivo CRISPR/Cas9-edited therapies using CAR-T cells and HSCs.

In December 2018, we entered into an amendment to this agreement with Novartis (the “Novartis Amendment”), which expanded the scope of the 2014 Novartis Agreement to include the ex vivo development of CRISPR/Cas9-based cell therapies using limbal stem cells (“LSCs”), a type of OSC, primarily against gene targets selected by Novartis in exchange for a one-time payment of $10.0 million which we received in December 2018.

Through September 30, 2019, we had recorded a total of $56.4 million in cash and accounts receivable under the 2014 Novartis Agreement and the Novartis Amendment. Through September 30, 2019, we have recognized $53.2 million of collaboration revenue, including $4.8 million and $14.3 million in the three and nine months ended September 30, 2019 and $2.4 million and $7.2 million in the three and nine months ended September 30, 2018, respectively, in the condensed consolidated statements of operations and comprehensive loss related to this agreement. As of September 30, 2019 and December 31, 2018, we had accounts receivable of $1.0 million and $6.0 million, respectively, and deferred revenue of $3.1 million and $14.5 million, respectively, related to the 2014 Novartis Agreement and the Novartis Amendment.

Regeneron

As described in Note 7, “Collaborations—Regeneron Pharmaceuticals, Inc.,” in April 2016, we entered into a license and collaboration agreement with Regeneron (the “Regeneron Agreement”). The Regeneron Agreement includes a product development component under which the parties will research, develop and commercialize CRISPR/Cas-based therapeutic products primarily focused on genome editing in the liver as well as a technology collaboration component, pursuant to which we and Regeneron will engage in research and development activities aimed at discovering and developing novel technologies and improvements to CRISPR/Cas technology to enhance our genome editing platform. Under the Regeneron Agreement, we also may access the Regeneron Genetics Center and proprietary mouse models to be provided by Regeneron for a limited number of our liver programs.

Through September 30, 2019, we recorded a $75.0 million upfront payment and $20.5 million for research and development services under the Regeneron Agreement. Through September 30, 2019, we have recognized $63.5 million of collaboration revenue, including $5.8 million and $17.8 million during the three and nine months ended September 30, 2019 and $5.0 million and $15.4 million during the three and nine months ended September 30, 2018, respectively. This includes $2.6 million and $8.4 million during the three and nine months ended September 30, 2019, respectively, and $1.8 million and $6.0 million during the three and nine months ended September 30, 2018, respectively, representing payments due from Regeneron pursuant to the ATTR Co/Co agreement, which is accounted for under Accounting Standards Codification 808, Collaborative Arrangements (“ASC 808”).  As of September 30, 2019 and December 31, 2018, we had accounts receivable of $2.6 million and $1.5 million, respectively, and deferred revenue of $32.0 million and $41.4 million, respectively, related to the Regeneron Agreement.

Financial Overview

Collaboration Revenue

Our revenue consists of collaboration revenue, including amounts recognized related to upfront technology access payments for licenses, technology access fees, research funding and milestone payments earned under our collaboration and license agreements with Novartis and Regeneron.

Research and Development

Research and development expenses consist of expenses incurred in performing research and development activities, including compensation and benefits, which includes equity-based compensation, for full-time research and development employees, facility-related expenses, overhead expenses, reagents, laboratory supplies, consumables and contract research services.

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

Comparison of Three Months Ended September 30, 2019 and 2018

The following table summarizes our results of operations for the three months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Period-to-
	2019	2018	Period Change
	(in thousands)
Collaboration revenue	$10,616	$7,408	$3,208
Operating expenses:
Research and development	27,513	23,237	4,276
General and administrative	8,431	8,270	161
Total operating expenses	35,944	31,507	4,437
Operating loss	(25,328)	(24,099)	(1,229)
Interest income	1,694	1,397	297
Net loss	$(23,634)	$(22,702)	$(932)

Collaboration Revenue

Collaboration revenue increased $3.2 million to $10.6 million during the three months ended September 30, 2019, as compared to $7.4 million during the three months ended September 30, 2018. The increase in collaboration revenue during the three months ended September 30, 2019 is primarily caused by a $2.4 million increase related to the Novartis Amendment to the 2014 Novartis Agreement, for which we received a one-time payment of $10.0 million in December 2018. Additionally, collaboration revenue increased in the three months ended September 30, 2019 due to increased research and development services related to our ATTR program with Regeneron, increasing to $2.6 million during the three months ended September 30, 2019 as compared to $1.8 million during the three months ended September 30, 2018.

During the three months ended September 30, 2019 and 2018, collaboration revenue consisted of amounts recognized from deferred revenue related to an upfront payment received and amounts for research and development services under the Regeneron Agreement as well as amounts recognized from deferred revenue related to upfront technology access payments for licenses, technology access fees and research funding under the 2014 Novartis Agreement.

Research and Development

Research and development expenses increased $4.3 million to $27.5 million during the three months ended September 30, 2019, as compared to $23.2 million during the three months ended September 30, 2018. This increase is primarily related to a $3.5 million increase in laboratory supplies, research materials and services for the further advancement of our research programs; a $1.2 million increase in personnel-related costs driven by our growth in headcount; and a $0.5 million increase related to IP license and acquisition costs. These increases were offset in part by a $1.1 million decrease in stock-based compensation primarily due to some of our earlier grants being fully vested.

Through 2019, we expect research and development expenses to increase as we continue to grow our research and development team and advance our ATTR program towards clinical development.

General and Administrative

General and administrative expenses increased by approximately $0.2 million to $8.4 million during the three months ended September 30, 2019, compared to $8.3 million during the three months ended September 30, 2018. This increase was primarily related to an increase of $0.4 million in personnel-related costs and $0.3 million of rent and professional services, offset in part by a decrease in legal fees related to IP matters of $0.5 million.

Interest Income

Interest income increased by $0.3 million to $1.7 million during the three months ended September 30, 2019 as compared to $1.4 million during the three months ended September 30, 2018. This increase was caused by a change to our investment policy in September 2018, allowing for investment in marketable securities.

Comparison of Nine Months Ended September 30, 2019 and 2018

The following table summarizes our results of operations for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,		Period-to-
	2019	2018	Period Change
	(in thousands)
Collaboration revenue	$32,167	$22,554	$9,613
Operating expenses:
Research and development	76,682	69,197	7,485
General and administrative	32,082	23,481	8,601
Total operating expenses	108,764	92,678	16,086
Operating loss	(76,597)	(70,124)	(6,473)
Interest income	5,340	3,847	1,493
Net loss	$(71,257)	$(66,277)	$(4,980)

Collaboration Revenue

Collaboration revenue increased approximately $9.6 million to $32.2 million during the nine months ended September 30, 2019, as compared to $22.6 million during the nine months ended September 30, 2018. The increase in collaboration revenue during the nine months ended September 30, 2019 is primarily caused by a $7.2 million increase related to the Novartis Amendment to the 2014 Novartis Agreement, for which we received a one-time payment of $10.0 million in December 2018. Additionally, collaboration revenue increased in the nine months ended September 30, 2019 due to increased research and development services related to our ATTR program with Regeneron, increasing to $8.4 million during the nine months ended September 30, 2019 as compared to $6.0 million during the nine months ended September 30, 2018.

During the nine months ended September 30, 2019 and 2018, collaboration revenue consisted of amounts recognized from deferred revenue related to an upfront payment received and amounts for research and development services under the Regeneron collaboration as well as amounts recognized from deferred revenue related to upfront technology access payments for licenses, technology access fees and research funding under the Novartis collaboration.

Research and Development

Research and development expenses increased $7.5 million to $76.7 million during the nine months ended September 30, 2019, as compared to $69.2 million during the nine months ended September 30, 2018. This increase is primarily related to increases in personnel-related costs of $3.1 million and rent of $0.8 million, both driven by our growth in headcount; a $4.4 million increase related to laboratory supplies, research materials and services for the further advancement of our research programs; and a $1.0 million increase related to IP license and acquisition costs. These increases were offset in part by a $2.2 million decrease in stock-based compensation due primarily to some of our earlier grants being fully vested.

Through 2019, we expect research and development expenses to increase as we continue to grow our research and development team and advance our ATTR program towards clinical development.

General and Administrative

General and administrative expenses increased by approximately $8.6 million to $32.1 million during the nine months ended September 30, 2019, compared to $23.5 million during the nine months ended September 30, 2018. This increase was primarily related to an increase of $5.4 million in legal fees, which were principally related to IP matters, and an increase of $1.3 million in personnel-related costs, which includes a $0.8 million increase in equity-based compensation expense.

Interest Income

Interest income increased by approximately $1.5 million to $5.3 million during the nine months ended September 30, 2019 as compared to $3.8 million during the nine months ended September 30, 2018. This increase was caused by a change to our investment policy in September 2018, allowing for investment in marketable securities.

Liquidity and Capital Resources

Since our inception through September 30, 2019, we have raised an aggregate of $630.8 million to fund our operations, of which $150.9 million was through our collaboration agreements, $170.5 million was from our initial public offering and concurrent private placements, $141.0 million was from a follow-on public offering, $85.0 million was from the sale of convertible preferred stock and $83.4 million was from at-the-market offerings.

As of September 30, 2019, we had $295.8 million in cash, cash equivalents and marketable securities.

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

At-the-Market Offering Programs

On October 12, 2018, we filed a Shelf Registration Statement on Form S-3 (the “2018 Shelf”) with the SEC in relation to the registration of common stock, preferred stock, warrants and units of any combination thereof for the purposes of selling, from time to time, our common stock, convertible securities or other equity securities in one or more offerings. We also simultaneously entered into an Open Market Sale Agreement (the “2018 Sales Agreement”) with Jefferies LLC, (the “Sales Agent”), to provide for the offering, issuance and sale of up to an aggregate amount of $100.0 million of our common stock from time to time in “at-the-market” offerings under the 2018 Shelf and subject to the limitations thereof.  We will pay to the Sales Agent cash commissions of 3.0 percent of the gross proceeds of sales of common stock under the 2018 Sales Agreement. In November 2018, we issued 1,659,300 shares of our common stock at $18.00 per share in accordance with the 2018 Sales Agreement for net proceeds of $28.5 million, after payment of cash commissions to the Sales Agent and approximately $0.4 million related to legal, accounting and other fees in connection with the sales. During the nine months ended September 30, 2019, we issued an additional 3,351,808 shares of our common stock, in a series of sales, at an average price of $16.75 per share, in accordance with the 2018 Sales Agreement, for aggregate net proceeds of $54.1 million, after payment of cash commissions to the Sales Agent and approximately $0.2 million related to legal, accounting and other fees in connection with the sales. As of September 30, 2019, approximately $14.0 million in shares of common stock remain eligible for sale under the 2018 Sales Agreement.

On August 23, 2019, we filed a Registration Statement on Form S-3, as amended (the “2019 Shelf”) with the SEC in relation to the registration of common stock, preferred stock, warrants and units of any combination thereof. We also simultaneously entered into an Open Market Sale Agreement with the Sales Agent, to provide for the offering, issuance and sale by us of up to an aggregate amount of $150.0 million of our common stock from time to time in “at-the-market” offerings under the 2019 Shelf and subject to the limitations thereof.  We will pay to the Sales Agent cash commissions of 3.0 percent of the gross proceeds of sales of common stock under the 2019 Sales Agreement. As of September 30, 2019, we have incurred approximately $0.1 million related to legal fees in connection with this agreement. We have not issued any shares under this offering program as of September 30, 2019.

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

Outlook

Based on our research and development plans and our expectations related to the progress of our programs, we expect that our cash, cash equivalents and marketable securities as of September 30, 2019, as well as research and cost reimbursement funding from Novartis and Regeneron, will enable us to fund our ongoing operating expenses and capital expenditure requirements into the second half of 2021, excluding any potential milestone payments or extension fees that could be earned and distributed under the collaboration agreement with Regeneron or any strategic use of capital not currently in the base case planning assumptions. We have based this estimate on current assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect.

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

Cash Flows

The following is a summary of cash flows for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
	2019	2018
	(In thousands)
Net cash used in operating activities	$(74,578)	$(52,719)
Net cash used in investing activities	$(2,708)	$(4,766)
Net cash provided by financing activities	$56,870	$10,055

Net cash used in operating activities

Net cash used in operating activities of $74.6 million during the nine months ended September 30, 2019 primarily reflects increased spend in our research and development and general and administrative activities, offset in part by the receipt of $15.3 million in payments from our collaboration partners, Novartis and Regeneron. Net cash used in operating activities of $52.7 million during the nine months ended September 30, 2018 primarily reflects increased spend in our research and development activities and headcount, offset in part by the receipt of $11.6 million from our collaboration partners, Novartis and Regeneron.

Net cash used in investing activities

During the nine months ended September 30, 2019, our investing activities used net cash of $2.7 million. This decrease was related primarily to the use of $4.2 million in cash for the purchase of property and equipment as we grow our operations and build out our office and laboratory facilities. This amount was offset by an increase of $1.5 million from marketable securities activity during the period, as $265.5 million in marketable securities matured and $264.0 million in marketable securities were purchased. Net cash used in investing activities during the nine months ended September 30, 2018 was for the purchase of property and equipment.

Net cash provided by financing activities

During the nine months ended September 30, 2019 and 2018, our net cash provided by financing activities was $56.9 million and $10.1 million, respectively. Net cash provided by financing activities during the nine months ended September 30, 2019 includes $54.1 million in proceeds from at-the-market offerings, net of $2.0 million in commissions and offering costs, $2.2 million in cash received from the exercise of stock options and $0.5 million in cash received from the issuance of shares through our employee stock purchase plan. Net cash provided by financing activities during the nine months ended September 30, 2018 is made up of $9.5 million in cash received from the exercise of stock options and $0.6 million in cash received from the issuance of shares through our employee stock purchase plan.

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

Pursuant to the Lease Amendment, we exercised our option to extend the term of the 130 Brookline Lease by five years from the original expiration date of January 31, 2020 to January 31, 2025, unless earlier terminated in accordance with the terms of the 130 Brookline Lease (the “Extension Term”). Base rent will be approximately $0.1 million per month for the first 12 months following the commencement of the Lease Amendment, with three percent annual increases thereafter through the Extension Term. As an inducement to us entering into this Lease Amendment, the Landlord is providing a special tenant improvement allowance equal to approximately $0.2 million to be used by us solely for costs incurred by us for alterations to the premises performed in accordance with certain articles of the Lease Amendment.

In March 2019, we entered into a separate agreement to sublease additional office and laboratory space at 130 Brookline Street in Cambridge, Massachusetts under an operating sublease agreement with a term through April 2021, with two options to extend the agreement by one-year each, for a total option period of up to two years. The sublease commenced in April 2019.

There were no other material changes to our contractual obligations during the nine months ended September 30, 2019. For a complete discussion of our contractual obligations, please refer to our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2018.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements as defined under the rules and regulations of the SEC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of September 30, 2019, we had cash equivalents and marketable securities of $292.9 million consisting of interest-bearing money market accounts, commercial paper, corporate and financial institution debt securities, U.S. Treasury securities and asset-backed securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are primarily in marketable securities. Due to the short-term duration of our investment portfolios and the low risk profile of our investments, we do not believe an immediate change of 100 basis points, or one percentage point, would have a material effect on the fair market value of our investment portfolio. Declines in interest rates, however, would reduce future investment income.

We do not have any foreign currency or derivative financial instruments. Inflation generally affects us by increasing our cost of labor and program costs. We do not believe that inflation had a material effect on our results of operations during the nine months ended September 30, 2019.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including the principal executive officer (our Chief Executive Officer) and principal financial officer (our Chief Financial Officer), to allow timely decisions regarding required disclosure.

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2019.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the nine months ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Caribou Intellectual Property Arbitration

On September 26, 2019, we announced that the arbitration panel issued an interim award concluding that both the structural and chemical guide RNAs modification technologies were exclusively licensed to us by Caribou Biosciences, Inc. (“Caribou”) pursuant to the 2014 license agreement with Caribou (the “Caribou License”). After concluding that the chemical modification technology was within the scope of our exclusive license from Caribou, the arbitration panel nevertheless noted that its decision could delay or otherwise adversely impact the development of these modified guide RNAs as human therapeutics. It also noted that we currently are not using these modified guide RNAs in any of our active programs. Thus, solely with respect to the particular modified guide RNAs, the arbitration panel stated that it will declare that Caribou has an equitable “leaseback”, which it described as exclusive, perpetual and worldwide (the “Caribou Award”). However, the Caribou Award will be subject to terms, including Caribou’s future payments to us, to be negotiated by the parties or, if unsuccessful, subject to additional arbitration proceedings.

The Caribou Award by the panel does not include the structural guide modifications intellectual property at issue in the arbitration, any other intellectual property exclusively licensed or sublicensed by Caribou to us under the Caribou License (including but not limited to the foundational CRISPR/Cas9 intellectual property co-owned by University of California, University of Vienna and Dr. Emmanuelle Charpentier), or any other of our intellectual property.

Upon, and subject to the terms of, a final award, which will follow negotiations between the parties and potential further legal proceedings, Caribou could be able to use the modified guide RNAs at issue for human therapeutics. Due to the death of one of the panel members, any future proceedings may require the appointment of a new arbitrator, which may delay any final resolution. Either we or Caribou may challenge the arbitration panel’s decisions under limited circumstances.

Other than with regards to the technologies in dispute, the interim award has no effect on our rights or Caribou’s obligations under the Caribou License. The interim award has no impact on any of the our current programs.

“Item 3. Legal Proceedings” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 includes additional discussion of our current legal proceedings.

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. Careful consideration should be given to the following risk factors, in addition to the other information set forth in this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K for the year ended December 31, 2018 and in other documents that we file with the SEC, in evaluating us and our business. If any of the following risks and uncertainties actually occurs, our business, prospects, financial condition and results of operations could be materially and adversely affected. The risks described below are not intended to be exhaustive and are not the only risks facing us. New risk factors can emerge from time to time, and it is not possible to predict the impact that any factor or combination of factors may have on our business, prospects, financial condition and results of operations.

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

Additionally, because our in vivo technology potentially involves genome editing across multiple cell and tissue types, we are subject to many of the challenges and risks that other genome editing therapeutics and gene therapies face, including:

•

regulatory guidance regarding the requirements governing gene and genome editing therapy products have changed and may continue to change in the future. To date, only a limited number of products that involve in vivo gene transfer have been approved globally;

•	improper modulation of a gene sequence, including insertion of a sequence into a patient’s chromosome, could lead to cancer, other aberrantly functioning cells or other diseases, including death;
•	transient expression of the Cas9 protein within patients’ cells could lead to patients having an immunological reaction towards those cells, which could be severe or life-threatening;
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

Further, because our ex vivo product candidates involve editing human cells and then delivering modified cells to patients, we are subject to many of the challenges and risks that engineered cell therapies face. For example, clinical trials using engineered cell-based gene therapies may require unique products to be created for each patient and such individualistic manufacturing may be both inefficient and cost-prohibitive.

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

Gene therapy in general, and genome editing in particular, remain novel technologies, with only a limited number of gene therapy products approved to date in the U.S. and EU. Public perception may be influenced by claims that gene therapy or genome editing, including the use of CRISPR/Cas9, is unsafe or unethical, or carries an undue risk of side effects, such as improper insertion of a gene sequence into a patient’s chromosome could lead to cancer, and gene therapy or genome editing may not gain the acceptance of the public or the medical community. In particular, our success will depend upon physicians who specialize in the treatment of diseases targeted by our product candidates prescribing treatments that involve the use of our product candidates in lieu of, or in addition to, existing treatments with which they are more familiar and for which greater clinical data may be available. In addition, responses by the U.S., state or foreign governments to negative public perception or ethical concerns may result in new legislation or regulations that could limit our ability to develop or commercialize any product candidates, obtain or maintain regulatory approval or otherwise achieve profitability. More restrictive statutory regimes, government regulations or negative public opinion would have an adverse effect on our business, financial condition, results of operations and prospects and may delay or impair the development and commercialization of our product candidates or demand for any products we may develop. For example, earlier gene therapy trials led to several well-publicized adverse events, including cases of leukemia and death. Serious adverse events such as these in our clinical trials, or other clinical trials involving gene therapy or genome editing products or our competitors’ products, even if not ultimately attributable to the relevant product candidates, and the resulting publicity could result in increased government regulation, unfavorable public perception, potential regulatory delays in the testing or approval of our product candidates, stricter labeling requirements for those product candidates that are approved and a decrease in demand for any such product candidate. In addition, the use of the technology by third parties in areas that are not being pursued by us, such as for targeting and editing of embryonic cells, could adversely impact public and governmental perceptions regarding the ethics and risks of the CRISPR/Cas9 technology and lead to social or legal changes that could limit our ability to apply the technology to develop human therapies addressing disease.  For example, recent reports of the use of CRISPR/Cas9 in China and Russia to edit embryos in utero has generated and may continue to create negative public perception about the use of the technology in humans. Negative public and governmental perception of the technology, or additional governmental regulation of our technologies, could also adversely affect our stock price or our ability to enter into revenue generating collaborations or obtain additional funding from the public markets.

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

We may never succeed in any or all of these activities and, even if we do, we may never generate revenues that are significant or large enough to achieve profitability. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease our value and could impair our ability to raise capital, maintain our research and development efforts, expand our business or continue our operations.

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

Our inability to enroll a sufficient number of patients for clinical trials would result in significant delays and could require us to abandon one or more clinical trials altogether. Enrollment delays in clinical trials may result in increased development costs for any of our potential future product candidates, which would cause our value to decline and limit our ability to obtain additional financing. Furthermore, we expect to rely on CROs and clinical trial sites to ensure the proper and timely conduct of our clinical trials, and, while we expect to enter into agreements governing their committed activities, we will have limited influence over their actual performance.

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

•	the therapeutic effect of a product candidate may not be permanent and may diminish over time;
•	we may not be able to sufficiently control the effect of a product candidate to gain regulatory approval;

•	a single treatment course may not be sufficient for a cure or therapeutic benefit, and it may take several treatment courses for the product to be effective;
•	our product candidates may not be sufficiently well-tolerated for either one-time or repeat treatments necessary for maximum effectiveness;
•	a well-defined and achievable pathway to regulatory approval may never materialize for a specific product candidate;
•	competitors may develop alternatives that render our product candidates obsolete, redundant or less attractive;
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

We are a preclinical-stage company. We were founded and commenced operations in mid-2014. Our operations to date have been limited to organizing and staffing our company, business and scientific planning, raising capital, acquiring and developing technology, identifying potential product candidates, undertaking research and early preclinical studies of potential product candidates for ourselves and collaborators, developing the necessary manufacturing capabilities and evaluating a clinical path for our pipeline programs. All of our product candidates are still in the preclinical development stage. We have not yet demonstrated our ability to successfully initiate any clinical trials, including large-scale, pivotal clinical trials, obtain marketing approvals, manufacture clinical and commercial scale therapeutics, or arrange for a third-party to do so on our behalf, or conduct sales and marketing activities necessary for successful commercialization. Our ability to generate product revenue or profits, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates, which may never occur. We may never be able to develop or commercialize a marketable product.

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

We are not profitable and have incurred losses in each period since our inception. Our net loss was $23.6 million for the quarter ended September 30, 2019. As of September 30, 2019, we had an accumulated deficit of $272.6 million. We expect these losses to increase as we continue to incur significant research and development and other expenses related to our ongoing operations, seek regulatory approvals for our future product candidates, scale-up manufacturing capabilities, maintain, expand and protect our intellectual property portfolio and hire additional personnel to support the development of our product candidates and to enhance our operational, financial and information management systems.

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

In December 2014, we entered into a collaboration agreement with Novartis Institutes for BioMedical Research, Inc. (“Novartis”), as amended (the “2014 Novartis Agreement”) regarding the discovery of new CRISPR/Cas9-based therapies principally using chimeric antigen receptor T (“CAR-T”) cells and hematopoietic stem cells (“HSCs”). Under the Novartis collaboration agreement, we received a commitment to advance multiple programs. Pursuant to the 2014 Novartis Agreement, we granted Novartis exclusive rights to further develop and commercialize products arising out of the CAR-T cell program during the research term. Regarding HSCs, we are jointly advancing multiple programs with Novartis and have agreed to a process for assigning development and ownership rights, which may enable us to develop our own proprietary HSC pipeline. In December 2018, we expanded our collaboration agreement with Novartis to include discovery of CRISPR/Cas9-based therapies using certain LSCs primarily against selected gene targets by Novartis. Our collaboration with Novartis is expected to end in December 2019, and we cannot guarantee that Novartis will continue to pursue programs that it has selected through our collaboration.

In April 2016, we entered into a collaboration agreement with Regeneron Pharmaceuticals, Inc. (“Regeneron”) that includes a product component to research, develop and commercialize CRISPR/Cas-based therapeutic products primarily focused on genome editing in the liver as well as a technology collaboration component, pursuant to which we and Regeneron will engage in research and development activities aimed at discovering and developing novel technologies and improvements to CRISPR/Cas9 technology to enhance our genome editing platform. Pursuant to the Regeneron collaboration agreement, we granted Regeneron exclusive rights to select up to 10 targets, subject to certain restrictions.  We retained the rights to solely develop certain indications, other than ATTR, which is subject to a Co/Co agreement with Regeneron. We also have the right to choose additional liver targets for our own development during the collaboration term, which may be subject to additional Co/Co options by Regeneron. In July 2018, we entered into the first Co/Co agreement directed to ATTR, under which we will be the clinical and commercial lead for ATTR activities.

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

We are highly dependent on the research and development, clinical, legal, financial and business development expertise of John M. Leonard, M.D., our President and Chief Executive Officer, Glenn Goddard, our Executive Vice President and Chief Financial Officer, José E. Rivera, our Executive Vice President, General Counsel, Andrew Schiermeier, our Executive Vice President and Chief Operating Officer and Laura Sepp-Lorenzino, our Executive Vice President and Chief Scientific Officer as well as the other principal members of our management, scientific and clinical teams. Although we have entered into employment arrangements with our executive officers, each of them may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees.

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

In August 2019, the WHO Expert Advisory Committee recommended initiating the first phase of a new global registry to track research on human genome editing. Accepting this recommendation, the WHO announced plans for an initial phase of the registry using the International Clinical Trials Registry Platform (“ICTRP”). This phase will include worldwide registries for both somatic cell editing and germline editing clinical trials.  Registration of these clinical trials in the WHO’s registry is voluntary.

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

If any of our product candidates are approved, they will be subject to ongoing regulatory requirements for manufacturing, labeling, packaging, distribution, storage, advertising, promotion, sampling, record-keeping, conduct of post-marketing studies and submission of safety and efficacy data, and other post-market information, including both federal and state requirements in the U.S. and requirements of comparable foreign regulatory authorities. In addition, we will be subject to continued compliance with cGMP and GCP, and in certain cases, cGTP, requirements for any clinical trials that we conduct post-approval.

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

Other legislative changes relevant to the health care system have been adopted in the U.S. since the Affordable Care Act was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of two percent per fiscal year, which went into effect in April 2013, and will remain in effect through 2027 unless additional Congressional action is taken. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several providers, including hospitals and other treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. In December 2017, the U.S. president signed into law the Tax Cuts and Jobs Act (“TCJA”) which, among other things, repealed the Affordable Care Act’s requirement that all Americans under age 65 have health insurance or pay a financial payment (the “individual mandate”), effective January 1, 2019. On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, or the Texas District Court Judge, ruled that the individual mandate is a critical and inseverable feature of the Affordable Care Act, and therefore, because it was repealed as part of the TCJA, the remaining provisions of the Affordable Care Act are invalid as well. The Texas District Court Judge issued an order staying the judgment pending appeal. The appeal was heard in July 2019 by the U.S. Court of Appeals for the Fifth Circuit, which has yet to issue a decision. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results. We will continue to evaluate the effect that the ACA and its possible repeal and replacement has on our business. These laws may result in additional reductions in Medicare, Medicaid and other healthcare funding, or insured patients generally, which could have a material adverse effect on our future, potential customers and, accordingly, our financial operations.

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

Our failure to comply with these and other related laws could expose us to civil and, in some cases, criminal liability, including fines and penalties. Further, government or employee claims that we have violated any of these laws, even if ultimately disproven, could result in increased expense and management distraction, as well as have an adverse reputational impact on us.

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

Third parties may seek to claim intellectual property rights that encompass or overlap with intellectual property that we own or license from them or others. Legal proceedings may be initiated to determine the scope and ownership of these rights, and could result in our loss of rights, including injunctions or other equitable relief that could effectively block our ability to further develop and commercialize our product candidates. For example, through the Caribou License, we sublicense the rights of the Regents of the University of California and the University of Vienna (collectively, “UC/Vienna”) to a worldwide patent portfolio that covers methods of use and compositions relating to engineered CRISPR/Cas9 systems for, among other things, cleaving or editing DNA and altering gene product expression in various organisms, including eukaryotic cells. We sublicense the UC/Vienna rights to this portfolio for human therapeutic, prophylactic and palliative uses, including companion diagnostics, except for anti-fungal and anti-microbial uses. This patent portfolio to-date includes, for example, multiple granted, allowed, and/or allowable patent applications in the U.S., as well as granted patents from the European Patent Office, the United Kingdom’s Intellectual Property Office, the German Patent and Trade Mark Office, Australia’s Intellectual Property agency and China’s Intellectual Property Office, among others. Because UC/Vienna co-own this portfolio with Dr. Emmanuelle Charpentier (from whom we do not have sublicense rights), we refer to this co-owned worldwide patent portfolio as the UC/Vienna/Charpentier patent family. UC/Vienna could challenge Caribou’s rights under their license agreement, including Caribou’s right to sublicense its rights to others, such as Intellia, and on what terms such a sublicense would be granted, each of which could adversely impact our rights under our license agreement with Caribou.

Similarly, on October 17, 2018, we initiated an arbitration proceeding with JAMS against Caribou asserting that Caribou is violating the terms and conditions of the Caribou License, as well as other contractual and legal rights, by using and seeking to license to third parties technology covered by two patent families (described in, for instance, PCT No. PCT/US2016/015145 and PCT No. PCT/US2016/064860, and related patents and applications) relating to specific structural or chemical modifications of guide RNAs, that were purportedly invented or controlled by Caribou, in our exclusive human therapeutic field. Caribou asserted that the two families of IP are outside the scope of our field of use under the license rights granted to us under the Caribou License.

On September 26, 2019, we announced that the arbitration panel issued an interim award concluding that both the structural and chemical guide RNAs modification technologies were exclusively licensed to us by Caribou pursuant to the Caribou License. After concluding that the chemical modification technology was within the scope of our exclusive license from Caribou, the arbitration panel nevertheless noted that its decision could delay or otherwise adversely impact the development of these modified guide RNAs as human therapeutics. It also noted that we currently are not using these modified guide RNAs in any of our active programs. Thus, solely with respect to the particular modified guide RNAs, the arbitration panel stated that it will declare that Caribou has an equitable “leaseback,” which it described as exclusive, perpetual and worldwide (the “Caribou Award”). However, the Caribou Award will be subject to terms, including Caribou’s future payments to us, to be negotiated by the parties or, if unsuccessful, subject to additional arbitration proceedings.

The Caribou Award by the panel does not include the structural guide modifications intellectual property at issue in the arbitration, any other intellectual property exclusively licensed or sublicensed by Caribou to us under the Caribou License (including but not limited to the foundational CRISPR/Cas9 intellectual property co-owned by University of California, University of Vienna and Dr. Emmanuelle Charpentier), or any other of our intellectual property.

Upon, and subject to the terms of, a final award, which will follow these negotiations between the parties and potential further legal proceedings, Caribou could be able to use the modified guide RNAs at issue for human therapeutics. Due to the death of one of the panel members, any future proceedings may require the appointment of a new arbitrator, which may delay any final resolution. Either we or Caribou may challenge the arbitration panel’s decisions under limited circumstances. The additional time and legal costs associated with negotiating or arbitrating the terms of the Caribou Award, as well as its final terms, could adversely impact our exclusive right to use the particular modified guide RNAs in dispute and enable Caribou’s ability to compete with us in the development of human therapeutics, each of which may adversely affect our business.

In addition, third parties could assert that UC/Vienna/Charpentier do not have rights to the CRISPR/Cas9 technology, or that any rights owned by UC/Vienna/Charpentier are limited. For example, under our sublicense from Caribou, we have rights to patent applications owned by UC/Vienna Charpentier covering certain aspects of CRISPR/Cas9 systems to edit genes in eukaryotic cells, including human cells (collectively, the “UC/Vienna/Charpentier eukaryotic patent family”).  The Broad Institute, Massachusetts Institute of Technology, the President and Fellows of Harvard College and the Rockefeller University (collectively, the “Broad Institute”) co-own patents and patent applications that also claim CRISPR/Cas9 systems to edit genes in eukaryotic cells (collectively, the “Broad Institute patent family”). Because the respective owners of various UC/Vienna/Charpentier patent applications and the Broad Institute patent family both allege owning intellectual property claiming overlapping aspects of CRISPR/Cas9 systems and methods to edit genes in eukaryotic cells, including human cells, our ability to market and sell CRISPR/Cas9-based human therapeutics may be adversely impacted depending on the scope and actual ownership over the inventions claimed in the competing patent portfolios. On June 25, 2019, the Patent Trial and Appeal Board (“PTAB”) of the U.S. Patent and Trademark Office (“USPTO”) declared an interference between the UC/Vienna/Charpentier eukaryotic patent family and the Broad Institute patent family to determine which research group first invented the use of the CRISPR/Cas9 technology in eukaryotic cells and, therefore, is entitled to the patents covering the invention. On August 26, 2019, the PTAB redeclared the interference to include additional UC/Vienna/Charpentier patent applications covering the invention that had also been found allowable by the USPTO. If it were to succeed in the interference, the Broad could seek to assert its issued patents against us based on our CRISPR/Cas9-based activities, including commercialization. Defense of these claims, regardless of their merit, would involve substantial litigation expense, would be a substantial diversion of management and other employee resources from our business and may impact our reputation. In the event of a successful claim of infringement against us, we may have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, obtain one or more licenses from third parties, pay royalties or redesign our infringing products, which may be impossible or require substantial time and monetary expenditure. In that event, we could be unable to further develop and commercialize our product candidates, which could harm our business significantly.

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

Third parties asserting their patent rights against us may seek and obtain injunctive or other equitable relief, which could effectively limit or block our ability to further develop and commercialize our product candidates. If we are found to infringe a third-party’s valid intellectual property rights, we could be required to obtain a license from such third-party to continue developing and marketing our products and technology. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. We could be forced, including by court order, to cease commercializing, manufacturing or importing the infringing technology or product. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees if we are found to have willfully infringed a patent. A finding of infringement could prevent us from commercializing one or more of our product candidates, force us to redesign our infringing products or force us to cease some or all of our business operations, any of which could materially harm our business and could prevent us from further developing and commercializing our proposed future product candidates thereby causing us significant harm. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business.

Third-party owned IP relating to CRISPR/Cas9 or other related technologies necessary to develop, manufacture and commercialize viable CRISPR/Cas9 therapeutics – such as compositions of the products or components, methods of treatment, delivery technologies, chemical modifications, and analytical and manufacturing methods – could adversely impact our ability to ultimately market and sell products. Third parties may own intellectual property, including patents, that cover all or aspects of our technologies and potential products, and may be necessary for us to develop or commercialize viable products. If we are unable to successfully license, avoid or challenge such third-party intellectual property, we may not be able to develop and commercialize viable products in all or certain jurisdictions. In addition, if the intellectual property covering our products or technologies that we own or license were to be legally impaired or lost, we may be unable to realize sufficient financial returns to support the development or commercialization of our products.

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

The Broad Institute patent family includes issued patents in the U.S. and Europe that purport to cover certain aspects of the CRISPR/Cas9 genome editing platform for use on eukaryotic cells, including human cells. On June 25, 2019, the PTAB declared an interference between the UC/Vienna/Charpentier eukaryotic patent family and the Broad patent family that claim the use of the CRISPR/Cas9 technology in eukaryotic cells, including human cells. On August 26, 2019, the PTAB redeclared the interference to include additional UC/Vienna/Charpentier patent applications covering the invention that had also been found allowable by the USPTO.  In this interference, the PTAB will seek to determine which research group first invented the use of the technology in eukaryotic cells and, therefore, is entitled to the patents covering the invention.  If the PTAB were to conclude that UC/Vienna/Charpentier were not the first inventors, we may not have rights to this invention, which could adversely impact our ability to develop and commercialize our product candidates. If it were to succeed in the interference, the Broad could seek to assert its issued patents against us based on our CRISPR/Cas9-based activities, including commercialization. Defense of these claims, regardless of their merit, would involve substantial litigation expense, would be a substantial diversion of management and other employee resources from our business and may impact our reputation. In the event of a successful claim of infringement against us, we may have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, obtain one or more licenses from third parties, pay royalties or redesign our infringing products, which may be impossible or require substantial time and monetary expenditure. In that event, we could be unable to further develop and commercialize our product candidates, which could harm our business significantly.

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

For example, as discussed above, on September 26, 2019, we announced that an arbitration panel had issued an interim award concluding that both the structural and chemical guide RNAs modification technologies were exclusively licensed to us by Caribou pursuant to the Caribou License. After concluding that the chemical modification technology was within the scope of our exclusive license with Caribou, the arbitration panel noted that its decision could delay or otherwise adversely impact the development of these modified guide RNAs as human therapeutics. Thus, solely with respect to the particular modified guide RNAs, the arbitration panel stated that it will declare that Caribou has an equitable award, which it described as exclusive, perpetual and worldwide. Upon, and subject to the terms of, a final award, which will follow these negotiations between the parties and potential further legal proceedings, Caribou could be able to use the modified guide RNAs at issue for human therapeutics. Although the interim award has no effect on our rights or current programs nor on Caribou’s obligations under the Caribou License, we cannot predict the potential implications and impact the interim award may have on our business.

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

The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our owned and licensed patents may be challenged in the courts or patent offices in the U.S. and abroad. There is a substantial amount of litigation as well as administrative proceedings for challenging patents, including interference, derivation, and reexamination proceedings before the USPTO and oppositions and other comparable proceedings in foreign jurisdictions, involving patents and other intellectual property rights in the biotechnology and pharmaceutical industries, and we expect this to be true for the CRISPR/Cas9 space as well. For example, a number of third parties have filed oppositions challenging the validity, and seeking the revocation, of the CRISPR/Cas9 genome editing patents granted to UC/Vienna/Charpentier by the European Patent Office to date. For example, in January 2020, the European Patent Office (“EPO”) will hold a hearing on the various third parties’ challenges to the validity of UC/Vienna/Charpentier’s first European patent, which covers compositions comprising Cas9 and single guide RNA molecules, as well as methods of editing DNA in vitro or ex vivo using Cas9 and single guide RNAs.  If UC/Vienna/Charpentier fail in defending the validity of this (or their other European patents that have similarly been opposed), we may lose valuable intellectual property rights, such as the exclusive right to use such intellectual property. Such an outcome could have a material adverse effect on our business in Europe. In addition, since the passage of the America Invents Act in 2013, U.S. law also provides for other procedures to challenge patents, including inter partes reviews and post-grant reviews, that add uncertainty to the possibility of challenge to our developed or licensed patents and patent applications in the future. Furthermore, for U.S. applications in which all claims are entitled to a priority date before March 16, 2013, an interference proceeding can be provoked by a third-party or instituted by the USPTO to determine who was the first to invent any of the subject matter covered by the patent claims of our applications. See the above risk factor titled “Third-party claims of intellectual property infringement against us, our licensors or our collaborators may prevent or delay our product discovery and development efforts.”

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

In addition to the protection afforded by patents, we seek to rely on trade secret protection and confidentiality agreements to protect our proprietary and confidential information. We also utilize proprietary processes for which it would be difficult to enforce patents. In addition, other elements of our product discovery and development processes involve proprietary know-how, information, or technology that is not covered by patents. Trade secrets, however, may be difficult to protect. We seek to protect our proprietary processes, in part, by entering into confidentiality agreements with our employees, consultants, outside scientific advisors, contractors, and collaborators, and we also rely on national and state laws requiring our directors, employees, contractors and collaborators to protect our proprietary information. Although we use reasonable efforts to protect our trade secrets, our employees, consultants, outside scientific advisors, contractors, and collaborators might intentionally or inadvertently disclose our trade secret information to competitors. In addition, competitors may otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. Furthermore, the laws of some foreign countries do not protect proprietary rights to the same extent or in the same manner as the laws of the U.S. As a result, we may encounter significant problems in protecting and defending our intellectual property both in the U.S. and abroad. If we are unable to prevent unauthorized material disclosure of our intellectual property to third parties, or misappropriation of our intellectual property by third parties, we may not be able to establish or maintain a competitive advantage in our market, which could materially adversely affect our business, operating results, and financial condition.

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

Further, if a party to our licenses, either a licensee or licensor, were to breach or challenge our rights under the relevant license agreement (or if one of our licensor’s own licensors were to challenge our licensor’s rights), we may have to initiate or participate in a legal proceeding to enforce our rights. Any such legal proceeding could be expensive and time-consuming. In addition, if a court or other tribunal were to rule against us, we could lose key intellectual property and financial rights. Pursuing or defending against these legal claims, regardless of merits, would involve substantial legal expense and would be a substantial diversion of employee resources from our business. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation or contractual litigation there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation or proceeding. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. For example, as discussed above, on September 26, 2019, we announced that an arbitration panel had issued an interim award concluding that both the structural and chemical guide RNAs modification technologies were exclusively licensed to us by Caribou pursuant to the Caribou License. Nevertheless, the arbitration panel noted that its decision could delay or otherwise adversely impact the development of these modified guide RNAs as human therapeutics. Thus, solely with respect to the particular modified guide RNAs, the arbitration panel stated that it will declare that Caribou has an equitable award, which it described as exclusive, perpetual and worldwide. Upon, and subject to the terms of, a final award, which will follow these negotiations between the parties and potential further legal proceedings, Caribou could be able to use the modified guide RNAs at issue for human therapeutics. Although the interim award has no effect on our rights or current programs nor on Caribou’s obligations under the Caribou License, we cannot predict the potential implications and impact the interim award may have.

Issued patents covering our product candidates could be found invalid or unenforceable if challenged in court or before the USPTO or comparable foreign authority.

If we or one of our licensing partners initiate legal proceedings against a third-party to enforce a patent covering one of our product candidates, the defendant could counterclaim that the patent covering our product candidate is invalid or unenforceable. In patent litigation in the U.S., defendant counterclaims alleging invalidity or unenforceability are commonplace, and there are numerous grounds upon which a third-party can assert invalidity or unenforceability of a patent. Third parties may also raise similar claims before administrative bodies in the U.S. or other jurisdictions, even outside the context of litigation. Such mechanisms include re-examination, inter partes review, post-grant review and equivalent proceedings in foreign jurisdictions, such as opposition or derivation proceedings. Such proceedings could result in revocation or amendment to our patents in such a way that they no longer cover and protect our product candidates. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity of our patents, for example, we cannot be certain that there is no invalidating prior art of which we, our patent counsel, and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity, unpatentability and/or unenforceability, we would lose at least part, and perhaps all, of the patent protection on our product candidates. For example, in January 2020, the EPO will hold a hearing on the various third parties’ challenges to the validity of UC/Vienna/Charpentier’s first European patent, which covers compositions comprising Cas9 and single guide RNA molecules, as well as methods of editing DNA in vitro or ex vivo using Cas9 and single guide RNAs. If UC/Vienna/Charpentier fail in defending the validity of this (or their other European patents that have similarly been opposed), we may lose valuable intellectual property rights, such as the exclusive right to use such intellectual property. Such an outcome could have a material adverse effect on our business in Europe.

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

As of June 30, 2019, our executive officers, directors, five percent or greater stockholders and their affiliates beneficially owned approximately 59.5 percent of our outstanding voting stock. These stockholders may have the ability to influence us through their ownership positions. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to control elections of directors or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

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

We will need additional capital in the future to continue our planned operations in addition to the proceeds we received from our initial public offering (“IPO”) in May 2016 and follow-on public offering in November 2017. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. We may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, convertible securities or other equity securities in more than one transaction, investors may be materially diluted by subsequent sales. These sales may also result in material dilution to our existing stockholders, and new investors could gain rights superior to our existing stockholders.

On October 12, 2018, we filed a Shelf Registration Statement on Form S-3 (the “2018 Shelf”) with the SEC in relation to the registration of common stock, preferred stock, warrants and units of any combination thereof for the purposes of selling, from time to time, our common stock, convertible securities or other equity securities in one or more offerings. We also simultaneously entered into an Open Market Sale Agreement (the “2018 Sales Agreement”) with Jefferies LLC (the “Sales Agent”), to provide for the offering, issuance and sale of up to an aggregate amount of $100.0 million of our common stock from time to time in “at-the-market” offerings under the 2018 Shelf and subject to the limitations thereof.  We will pay to the Sales Agent cash commissions of 3.0 percent of the gross proceeds of sales of common stock under the 2018 Sales Agreement. In November 2018, we issued 1,659,300 shares of our common stock at $18.00 per share in accordance with the 2018 Sales Agreement for net proceeds of $28.5 million, after payment of cash commissions of 3.0 percent of the gross proceeds to the Sales Agent and approximately $0.4 million related to legal, accounting and other fees in connection with the sales. During the nine months ended September 30, 2019, we issued an additional 3,351,808 shares of our common stock, in a series of sales, at an average price of $16.75 per share, in accordance with the 2018 Sales Agreement, for aggregate net proceeds of $54.1 million, after payment of cash commissions of 3.0 percent of the gross proceeds to the Sales Agent and approximately $0.2 million related to legal, accounting and other fees in connection with the sales. As of September 30, 2019, approximately $14.0 million in shares of common stock remain eligible for sale under the 2018 Sales Agreement.

On August 23, 2019, we filed a Registration Statement on Form S-3, as amended (the “2019 Shelf”) with the SEC, which was declared effective on September 12, 2019 (File No. 333-233448) in relation to the registration of common stock, preferred stock, debt securities, warrants and units of any combination thereof. We also simultaneously entered into an Open Market Sale Agreement with the Sales Agent, to provide for the offering, issuance and sale of up to an aggregate amount of $150.0 million of our common stock from time to time in “at-the-market” offerings under the 2019 Shelf and subject to the limitations thereof.  We will pay to the Sales Agent cash commissions of 3.0 percent of the gross proceeds of sales of common stock under the 2019 Sales Agreement. As of September 30, 2019, we have incurred approximately $0.1 million related to legal fees in connection with this agreement. We have not issued any shares under this offering program as of September 30, 2019. In addition, sales of a substantial number of shares of our outstanding common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock. Persons who were our stockholders prior to our IPO continue to hold a substantial number of shares of our common stock that many of them are now able to sell in the public market. Significant portions of these shares are held by a relatively small number of stockholders. Sales by our stockholders of a substantial number of shares, or the expectation that such sales may occur, could significantly reduce the market price of our common stock.

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

Our certificate of incorporation and by-laws provide that the Court of Chancery of the State of Delaware will be the exclusive forum for certain disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our certificate of incorporation and by-laws provide that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware is the sole and exclusive forum for any state law claims for any derivative action or proceeding brought on our behalf alleging state law claims, any action asserting a breach of fiduciary duty, any action asserting a claim against us arising pursuant to the Delaware General Corporation Law, our certificate of incorporation or our by-laws, any action to interpret, apply, enforce, or determine the validity of our certificate of incorporation or bylaws, or any action asserting a claim against us that is governed by the internal affairs doctrine. The choice of forum provision does not apply to claims arising under the Exchange Act or the Securities Act. The choice of forum provision may impose additional litigation costs on stockholders in pursuing the claims identified above, particularly if the stockholders do not reside in or near the State of Delaware.  Additionally, the choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and other employees. Alternatively, if a court were to find the choice of forum provision contained in our certificate of incorporation and by-laws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business and financial condition. The Court of Chancery of the State of Delaware may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments may be more or less favorable to us than our stockholders.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), we are required to furnish a report by our management on our internal control over financial reporting. However, while we remained an emerging growth company, we were not required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. Under the statute, we ceased to be an emerging growth company on the date that is the earliest of: (i) the last day of the fiscal year in which we have total annual gross revenues of $1.07 billion or more; (ii) December 31, 2020; (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC. We became a large accelerated filer as of December 31, 2018, and as such we lost emerging growth status on that date. To achieve compliance with Section 404 within the prescribed period, we engaged in a process to document and evaluate our internal control over financial reporting, which has been both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. If we identify one or more material weaknesses, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

Commencing December 31, 2018, we are no longer an “emerging growth company,” and the reduced disclosure requirements applicable to emerging growth companies no longer apply to us.

As of June 30, 2018, the market value of our common stock that was held by non-affiliates exceeded $700 million, so we no longer qualified for emerging growth company status commencing December 31, 2018. As a large-accelerated filer, we are now subject to certain disclosure requirements that are applicable to other public companies that were not been applicable to us as an emerging growth company. These requirements include:

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

The trading market for our common stock will depend, in part, on the research and reports that securities or industry analysts publish about us or our business. Securities and industry analysts may not publish an adequate amount of research on us, which may negatively impact the trading price for our stock. In addition, if one or more of the analysts who cover us downgrade our stock or publish inaccurate or unfavorable research about our business, our stock price would likely decline. Further, if our operating results fail to meet the forecasts of analysts, our stock price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, demand for our stock could decrease, which might cause our stock price and trading volume to decline.

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

We are subject to the risk of litigation, derivative claims, securities class actions, regulatory and governmental investigations and other proceedings, including proceedings arising from investor dissatisfaction with us or our performance. In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because biotechnology and pharmaceutical companies have experienced significant stock price volatility in recent years. In addition, if any individuals acting on our behalf fails to satisfy his or her relevant legal or contractual duties, we could have liability to third-parties, including the government or investors.  If any claims were brought against us and resulted in a finding of substantial legal liability, the finding could materially adversely affect our business, financial condition or results of operations or cause significant reputational harm to us, which could seriously adversely impact our business. Allegations of improper conduct by private litigants or regulators, regardless of veracity, also may harm our reputation and adversely impact our ability to grow our business. If we face such litigation, it could result in substantial costs and a diversion of management’s attention and resources, which could harm our business.

Changes in tax law may adversely affect our business and financial condition.

The laws and rules dealing with U.S. federal, state and local income taxation are routinely being reviewed and modified by governmental bodies, officials and regulatory agencies, including the Internal Revenue Service and the U.S. Treasury Department. Since we were founded in 2014, many such changes have been made and changes are likely to continue to occur in the future. For example, in December 2017, the Internal Revenue Code of 1986, as amended, or the Code, was significantly reformed to, among other things, change the U.S. federal income tax rates, impose significant additional limitations on the deductibility of interest and net operating loss carryforwards (“NOLs”), allow for the expensing of capital expenditures, and effectuate the migration from a “worldwide” system of taxation to a territorial system. It cannot be predicted whether, when, in what form, or with what effective dates, tax laws, regulations and rulings may be enacted, promulgated or issued, that could result in an increase in our or our shareholders’ tax liability.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

We have incurred substantial losses during our history and do not expect to become profitable in the near future, and we may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire. As of December 31, 2018, we had federal and state NOLs of $128.2 million and $117.0 million, respectively, which begin to expire in 2034. As of December 31, 2018, we had federal and state research and development tax credit carryforwards of approximately $7.5 million and $4.8 million, which begin to expire in 2034 and 2030, respectively. Under Sections 382 and 383 of the Code, if a corporation undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three-year period, the corporation’s ability to use its pre-change NOLs, and other pre-change tax attributes (such as research and development tax credits) to offset its post-change income or taxes may be limited. We may have experienced ownership changes in the past and may experience ownership changes in the future as a result of our initial public offering in May of 2016, follow-on offerings and/or subsequent shifts in our stock ownership (some of which shifts are outside our control). As a result, if we earn net taxable income, our ability to use our pre-change NOLs and research and development tax credits to offset such taxable income and income tax, respectively, could be subject to limitations. Similar provisions of state tax law may also apply. As a result, even if we attain profitability, we may be unable to use a material portion of our NOLs and other tax attributes. NOLs generated in taxable years ending after December 31, 2017 are not subject to expiration.

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

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. (1)

101.SCH	Inline XBRL Taxonomy Extension Schema Document. (1)

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document. (1)

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document. (1)

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document. (1)

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document. (1)

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*) (1)

(1)	Filed with this Quarterly Report on Form 10-Q.
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

Dated: October 31, 2019

INTELLIA THERAPEUTICS, INC.

By:	/s/ John M. Leonard
John M. Leonard, M.D.
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Glenn G. Goddard
Glenn G. Goddard
Executive Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)