Form 10-Q
period 2020-03-31
Intellia Therapeutics, Inc.
filed 2020-05-07
CIK 1652130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

The number of shares outstanding of the registrant’s common stock as of May 1, 2020: 51,380,479 shares.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

INTELLIA THERAPEUTICS, INC.

Condensed Consolidated Balance Sheets (unaudited)

(Amounts in thousands except share and per share data)

	March 31, 2020	December 31, 2019
ASSETS
Current Assets:
Cash and cash equivalents	$80,993	$57,226
Marketable securities	169,266	222,500
Accounts receivable	13,368	4,620
Prepaid expenses and other current assets	6,133	5,135
Total current assets	269,760	289,481
Marketable securities - noncurrent	-	4,746
Property and equipment, net	17,251	17,996
Operating lease right-of-use assets	24,918	19,137
Other assets	2,823	2,920
Total Assets	$314,752	$334,280
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$3,870	$3,941
Accrued expenses	13,102	13,273
Current portion of operating lease liability	5,693	5,745
Current portion of deferred revenue	12,639	12,674
Total current liabilities	35,304	35,633
Deferred revenue, net of current portion	13,020	16,136
Long-term operating lease liability	18,669	12,630
Other long-term liabilities	-	-
Commitments and contingencies (Note 6)
Stockholders’ Equity:
Common stock, $0.0001 par value; 120,000,000 shares authorized; 50,602,875 and 50,198,044 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	5	5
Additional paid-in capital	580,065	570,493
Accumulated other comprehensive income	373	261
Accumulated deficit	(332,684)	(300,878)
Total stockholders’ equity	247,759	269,881
Total Liabilities and Stockholders’ Equity	$314,752	$334,280

See notes to condensed consolidated financial statements.

INTELLIA THERAPEUTICS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited)

(Amounts in thousands except per share data)

	Three Months Ended March 31,
	2020	2019
Collaboration revenue	$12,916	$10,433
Operating expenses:
Research and development	34,650	23,709
General and administrative	11,314	10,533
Total operating expenses	45,964	34,242
Operating loss	(33,048)	(23,809)
Interest income	1,242	1,869
Net loss	$(31,806)	$(21,940)
Net loss per share, basic and diluted	$(0.63)	$(0.49)
Weighted average shares outstanding, basic and diluted	50,491	45,234
Other comprehensive loss:
Unrealized gain on marketable securities	112	87
Comprehensive loss	$(31,694)	$(21,853)

See notes to condensed consolidated financial statements.

INTELLIA THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows (unaudited)

(Amounts in thousands)

	Three Months Ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(31,806)	$(21,940)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,541	1,300
Equity-based compensation	4,157	4,592
Accretion of investment discounts	(200)	(1,422)
Changes in operating assets and liabilities:
Accounts receivable	(8,748)	3,956
Prepaid expenses and other current assets	(448)	(150)
Operating right-of-use assets	1,566	1,299
Other assets	97	84
Accounts payable	(370)	1,356
Accrued expenses	177	(2,605)
Deferred revenue	(3,151)	(6,842)
Operating lease liabilities	(1,360)	(1,081)
Net cash used in operating activities	(38,545)	(21,453)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(845)	(1,533)
Purchases of marketable securities	(31,207)	(19,272)
Maturities of marketable securities	89,500	26,500
Net cash provided by investing activities	57,448	5,695
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock offerings, net of offering costs	4,528	3,639
Proceeds from options exercised	336	360
Net cash provided by financing activities	4,864	3,999
Net increase (decrease) in cash and cash equivalents	23,767	(11,759)
Cash and cash equivalents, beginning of period	57,226	58,856
Cash and cash equivalents, end of period	$80,993	$47,097
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Purchases of property and equipment unpaid at period end	$750	$446
Right-of-use assets acquired under operating leases	7,347	-
Proceeds from at-the-market offerings unpaid at period end	551	-

See notes to condensed consolidated financial statements.

INTELLIA THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements (unaudited)

1.	Overview and Basis of Presentation

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

The condensed consolidated financial statements of the Company included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted from this report, as is permitted by such rules and regulations. Accordingly, these condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K (“Annual Report”) for the year ended December 31, 2019.

The unaudited condensed consolidated financial statements include the accounts of Intellia Therapeutics, Inc. and its wholly owned, controlled subsidiary, Intellia Securities Corp. All intercompany balances and transactions have been eliminated in consolidation. Comprehensive loss is comprised of net loss and gain/loss on marketable securities.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates in these condensed consolidated financial statements have been made in connection with the calculation of revenues, research and development expenses and equity-based compensation expense. The Company bases its estimates on historical experience and various other assumptions that management believes to be reasonable under the circumstances at the time such estimates are made. Actual results could differ from those estimates. The Company periodically reviews its estimates in light of changes in circumstances, facts and experience. The extent of the impact of the coronavirus disease 19 (“COVID-19”) pandemic on the Company’s operational and financial performance will depend on certain developments, including the length and severity of this pandemic, as well as its effect on our employees, collaborators and vendors, all of which are uncertain and cannot be predicted. The Company cannot reasonably estimate the extent to which the disruption may materially impact its consolidated results of operations or financial position.

The effects of material revisions in estimates are reflected in the condensed consolidated financial statements prospectively from the date of the change in estimate. Certain prior year amounts have been reclassified in order to conform to the current year presentation.

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

Liquidity

Since its inception through March 31, 2020, the Company has raised an aggregate of $658.7 million to fund its operations, of which $155.5 million was through its collaboration agreements, $170.5 million was from its initial public offering and concurrent private placements, $141.0 million was from a follow-on public offering, $106.7 million was from at-the-market offerings and $85.0 million was from the sale of convertible preferred stock. The Company expects that its cash, cash equivalents and marketable securities as of March 31, 2020, as well as research and cost reimbursement funding from its collaboration agreement with Regeneron, will enable the Company to fund its ongoing operating expenses and capital expenditure requirements for at least the twelve-month period following the issuance of these condensed consolidated financial statements.
2.	Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies” to the consolidated financial statements included in the Annual Report for the year ended December 31, 2019. There have been no material changes during the three months ended March 31, 2020, other than as noted below.

Recent Accounting Pronouncements – Adopted

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). The new standard modifies disclosure requirements related to fair value measurement. The Company adopted ASU 2018-13 on January 1, 2020. The adoption did not have a material impact on the Company’s condensed consolidated financial statements as of and for the three months ended March 31, 2020.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). The standard changes how credit losses are measured for most financial assets and certain other instruments. For trade and other receivables, the standard requires the use of a new forward-looking “expected credit loss” model that generally will result in the earlier recognition of allowances for losses. For available-for-sale debt securities with unrealized losses, the standard now requires allowances to be recorded instead of reducing the amortized cost of the investment. With certain exceptions, the guidance is applied using a modified retrospective approach by reflecting adjustments through a cumulative-effect impact to retained earnings as of the beginning of the fiscal year of adoption. The Company adopted ASU 2016-13 on January 1, 2020. The adoption did not have a material effect on the Company’s condensed consolidated financial statements as of and for the three months ended March 31, 2020.

Recent Accounting Pronouncements – Issued but not yet adopted

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify the accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. The amendments in ASU 2019-12 are effective for fiscal years beginning after December 15, 2020, including interim periods therein. Early adoption of the standard is permitted. The Company does not anticipate that the adoption of ASU 2019-12 will have a material effect on the Company’s condensed consolidated financial statements.

3.	Marketable Securities

The following table summarizes the Company’s available-for-sale marketable securities as of March 31, 2020 and December 31, 2019 at net book value:

	March 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Marketable securities:
U.S. Treasury securities	$101,432	$381	$-	$101,813
Financial institution debt securities	54,019	20	(27)	54,012
Corporate debt securities	4,942	-	-	4,942
Other asset-backed securities	8,499	-	-	8,499
Total	$168,892	$401	$(27)	$169,266

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Marketable securities:
U.S. Treasury securities	$159,361	$142	$(1)	$159,502
Financial institution debt securities	40,173	105	-	40,278
Corporate debt securities	18,966	1	-	18,967
Other asset-backed securities	8,485	14	-	8,499
Total	$226,985	$262	$(1)	$227,246

The amortized cost of available-for-sale securities is adjusted for amortization of premiums and accretion of discounts to maturity. At March 31, 2020 and December 31, 2019, the balance in the Company’s accumulated other comprehensive income was composed of activity related to the Company’s available-for-sale marketable securities. There were no material realized gains or losses in the three months ended March 31, 2020 or for the year ended December 31, 2019 and, as a result, the Company did not reclassify any amounts out of accumulated other comprehensive income during the period. The Company did not have any securities in a material unrealized loss position at March 31, 2020.

The Company's available-for-sale securities that are classified as short-term marketable securities in the condensed consolidated balance sheet mature within one year or less as of the balance sheet date. Available-for-sale securities that are classified as noncurrent in the condensed consolidated balance sheet mature after one year but within five years from the balance sheet date. At March 31, 2020 and December 31, 2019, the Company did not hold any investments that matured beyond five years of the balance sheet date.
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

As of March 31, 2020 and December 31, 2019, the Company’s financial assets recognized at fair value on a recurring basis consisted of the following:

	Fair Value as of March 31, 2020
	Total	Level 1	Level 2	Level 3
	(In thousands)
Cash equivalents	$77,382	$77,382	$-	$-
Marketable securities:
U.S. Treasury securities	101,813	101,813	-	-
Financial institution debt securities	54,012	-	54,012	-
Corporate debt securities	4,942	-	4,942	-
Other asset-backed securities	8,499	-	8,499	-
Total marketable securities	169,266	101,813	67,453	-
Total	$246,648	$179,195	$67,453	$-

	Fair Value as of December 31, 2019
	Total	Level 1	Level 2	Level 3
	(In thousands)
Cash equivalents	$46,917	$46,917	$-	$-
Marketable securities:
U.S. Treasury securities	159,502	159,502	-	-
Financial institution debt securities	40,278	-	40,278	-
Corporate debt securities	18,967	-	18,967	-
Other asset-backed securities	8,499	-	8,499	-
Total marketable securities	227,246	159,502	67,744	-
Total	$274,163	$206,419	$67,744	$-

The Company’s financial assets, which include cash equivalents and marketable securities, have been initially valued at the transaction price, and subsequently revalued at the end of each reporting period, utilizing third-party pricing services or other observable market data. The pricing services utilize industry standard valuation models and observable market inputs to determine value. After completing our validation procedures, the Company did not adjust or override any fair value measurements provided by the pricing services as of March 31, 2020 or December 31, 2019.

Other financial instruments, including accounts receivable, accounts payable and accrued expense, are carried at cost, which approximate fair value due to the short duration and term to maturity.
5.	Accrued Expenses

Accrued expenses consisted of the following:

	March 31, 2020	December 31, 2019
	(In thousands)
Accrued research and development	$6,324	$4,208
Employee compensation and benefits	3,172	6,311
Accrued legal and professional expenses	2,535	1,563
Accrued other	1,071	1,191
Total accrued expenses	$13,102	$13,273

6.	Commitments and Contingencies

Litigation

There have been no material changes to any of the outstanding litigation, nor is the Company a party to any new litigation, since December 31, 2019. For further information please see the notes to the consolidated financial statements included in the Company’s Annual Report for the year ended December 31, 2019.

License Agreements

The Company is party to license agreements, which include contingent payments. These payments will become payable if and when certain development, regulatory and commercial milestones are achieved. As of March 31, 2020, the satisfaction and timing of the contingent payments is uncertain and not reasonably estimable.
7.	Collaborations

To accelerate the development and commercialization of CRISPR/Cas9-based products in multiple therapeutic areas, the Company has formed, and intends to seek other opportunities to form, strategic alliances with collaborators who can augment its leadership in CRISPR/Cas9 therapeutic development. As of March 31, 2020 and 2019, the Company’s accounts receivable and contract liabilities were primarily related to the Company’s collaborations with Novartis Institutes for BioMedical Research (“Novartis”) and Regeneron Pharmaceuticals, Inc. (“Regeneron”).

The following table presents changes in the Company’s accounts receivable and contract liabilities during the three months ended March 31, 2020 and 2019 (in thousands):

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Three Months Ended March 31, 2020
Accounts receivable	$4,620	$9,765	$(1,017)	$13,368
Contract liabilities:
Deferred revenue	$28,810	$-	$(3,151)	$25,659

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Three Months Ended March 31, 2019
Accounts receivable	$7,547	$3,591	$(7,547)	$3,591
Contract liabilities:
Deferred revenue	$55,932	$1,000	$(7,842)	$49,090

During the three months ended March 31, 2020 and 2019, the Company recognized the following revenues as a result of changes in the contract liability balance (in thousands):

	Three Months Ended March 31,
Revenue recognized in the period from:	2020	2019
Amounts included in the contract liability at the beginning of the period	$3,151	$7,842

Costs to obtain and fulfill a contract

The Company did not incur any expenses to obtain collaboration agreements and costs to fulfill those contracts do not generate or enhance resources of the Company. As such, no costs to obtain or fulfill a contract have been capitalized in any period.

Regeneron Pharmaceuticals, Inc.

In April 2016, the Company entered into a license and collaboration agreement with Regeneron (the “Regeneron Agreement”). The research collaboration term ends in April 2022, except that Regeneron may make a one-time payment of $25.0 million to extend the term for an additional two-year period. In July 2018, the Company and Regeneron finalized the form of the Co-Development and Co-Promotion (“Co/Co”) agreement that will be used as the basis for each Co/Co agreement directed to a target. Simultaneously, the Company and Regeneron executed the Co/Co agreement directed to the first collaboration target, transthyretin amyloidosis (“ATTR”), for which the Company is the clinical and commercial Lead Party and Regeneron is the Participating Party. On December 13, 2019, Regeneron informed the Company that it would exercise its rights under the ATTR Co/Co agreement to decrease its share of worldwide development costs and profits from 50% to 25%, effective six months after its notice. Since December 31, 2019 there have been no material changes to the key terms of or accounting for the Regeneron Agreement or the ATTR Co/Co agreement. For further information on the terms and conditions of the Company’s existing collaboration agreements please see the notes to the consolidated financial statements included in its Annual Report for the year ended December 31, 2019.

Revenue Recognition – Collaboration Revenue. Through March 31, 2020, the Company recorded a $75.0 million upfront payment under the Regeneron Agreement and $28.8 million for research and development services under the ATTR Co/Co agreement. Through March 31, 2020, the Company has recognized $78.2 million of collaboration revenue under both arrangements, including $7.9 million during the three months ended March 31, 2020 and $5.7 million during the three months ended March 31, 2019, in the condensed consolidated statements of operations and comprehensive loss. This includes $4.8 million and $2.6 million during the three months ended March 31, 2020 and 2019, respectively, representing payments due from Regeneron pursuant to the ATTR Co/Co agreement, which is accounted for under Accounting Standards Codification 808, Collaborative Arrangements. As of March 31, 2020, there was approximately $25.7 million of the aggregate transaction price of the Regeneron Agreement remaining to be recognized, which the Company expects to be recognized ratably through April 2022.

As of March 31, 2020 and December 31, 2019, the Company had accounts receivable of $8.4 million and $3.6 million, respectively, and deferred revenue of $25.7 million and $28.8 million, respectively, related to these arrangements.

Novartis Institutes for BioMedical Research

In December 2014, the Company entered into a strategic collaboration agreement with Novartis (the “2014 Novartis Agreement”), primarily focused on the research of new ex vivo CRISPR/Cas9-edited therapies using chimeric antigen receptor T (“CAR-T”) cells and hematopoietic stem cells (“HSCs”). The agreement was amended in December 2018 (the “Novartis Amendment”) to also include research on ocular stem cells (“OSCs”). In December 2019, per the terms of the 2014 Novartis Agreement, the research term ended, although the 2014 Novartis Agreement remains in effect, for which the Company will be eligible to receive milestone and royalty payments in the future. Since December 31, 2019, there have been no material changes to the key terms of the 2014 Novartis Agreement and the Novartis Amendment. For further information on the terms and conditions of the agreements, please see the notes to the consolidated financial statements included in the Company’s Annual Report for the year ended December 31, 2019.

Revenue Recognition – Collaboration Revenue. Through March 31, 2020, excluding amounts allocated to Novartis’ purchase of the Company’s Class A-1 and Class A-2 Preferred Units, the Company had recorded a total of $62.4 million in cash and accounts receivable under the 2014 Novartis Agreement and the Novartis Amendment. Through March 31, 2020, the Company recognized $62.4 million of collaboration revenue, including a $5.0 million development milestone payment that was previously constrained during the three months ended March 31, 2020 and $4.7 million during the three months ended March 31, 2019, in the condensed consolidated statements of operations and comprehensive loss related to the 2014 Novartis Agreement and the Novartis Amendment. As of December 31, 2019, the aggregate transaction price had been recognized in full.

Revenue Recognition – Milestone. During the three months ended March 31, 2020, the U.S. Food and Drug Administration (“FDA”) accepted the investigational new drug (“IND”) application submitted by Novartis for a CRISPR/Cas9-based engineered cell therapy for the treatment of sickle cell disease. As a result of meeting this milestone, the Company recognized $5.0 million as collaboration revenue within the condensed consolidated statement of operations and comprehensive loss. No other milestones under the 2014 Novartis Agreement and the Novartis Amendment were achieved during the three months ended March 31, 2020 or 2019. The Company is eligible to receive additional downstream success-based milestones and royalties.

As of March 31, 2020 and December 31, 2019, the Company had accounts receivable of $5.0 million and $1.0 million, respectively, related to the 2014 Novartis Agreement and the Novartis Amendment. As of March 31, 2020 and December 31, 2019, the Company had no deferred revenue related to the 2014 Novartis Agreement and the Novartis Amendment.
8.	Leases

In October 2014, the Company entered into an agreement to lease office and laboratory space at 130 Brookline Street (the “130 Brookline Lease”) in Cambridge, Massachusetts under an operating lease agreement with a term through January 2020, with an option to extend the term of the lease for an additional five-year period. In April 2019, the Company executed an amendment to the lease to extend the term of the lease for the additional five-year period, through January 2025. Upon the execution of the original lease, the Company provided a $0.3 million security deposit. The Company has recorded this security deposit in other assets on the condensed consolidated balance sheets. In March 2020, the Company entered into a second amendment to the 130 Brookline Lease (the “Second Amendment”). The Second Amendment amends certain terms of the Company’s existing lease, dated October 21, 2014, as amended on April 5, 2019. The Second Amendment extends the term of the 130 Brookline Lease by approximately six years through January 31, 2031. This extended term is included as part of the lease liability and right-of-use asset at March 31, 2020. The Second Amendment also provides an option to extend the lease for two consecutive five-year terms. The Company recognized a right-of-use asset and lease liability of approximately $7.3 million related to the Second Amendment.

In March 2020, the Company entered into an agreement to lease approximately 39,000 square feet of office and laboratory space at 281 Albany Street in Cambridge, Massachusetts under an operating lease agreement (the “281 Albany Lease”). The 281 Albany Lease is expected to commence on October 1, 2020, and the Company’s obligation to pay rent will start on the date that is six months after the commencement date or the date on which the Company occupies the premises, whichever occurs earlier (the “Rent Commencement Date”). The initial term of the 281 Albany Lease is ten years following the Rent Commencement Date. The base rent under the 281 Albany Lease is $99.00 per square foot per year during the first year of the term, which is subject to scheduled annual increases up to $128.87 per square foot per year during the last year of the initial term, plus certain operating expenses and taxes. In addition, the landlord will contribute an aggregate of $4.4 million toward the cost of construction and tenant improvements for the premises. The Company has the option to extend the 281 Albany Lease for two successive five-year terms.

9.	Equity-Based Compensation

In April 2016, the Company adopted the Amended and Restated 2015 Stock Option and Incentive Plan (the “2015 Plan”). The 2015 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock units (“RSUs”) and other stock-based awards. Recipients of incentive stock options and non-qualified stock options are eligible to purchase shares of the Company’s common stock at an exercise price equal to the fair value of such stock on the grant date. Stock options granted under the 2015 Plan generally vest 25% on the first anniversary of the original vesting date, with the balance vesting monthly over the remaining three years, unless they contain specific performance-based vesting provisions. The maximum term of stock options granted under the 2015 Plan is ten years.

As of March 31, 2020, there were 2,556,282 shares available for future issuance. The number of shares reserved for issuance under the 2015 Plan shall be cumulatively increased by four percent of the number of shares of stock issued and outstanding on the immediately preceding December 31 or such lesser number of shares of stock as determined by the board of directors.

Equity-based compensation expense is classified in the condensed consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Research and development	$2,160	$1,783
General and administrative	1,997	2,809
Total	$4,157	$4,592

Restricted Stock

Restricted stock is measured at fair value based on the quoted price of the Company’s common stock.

The following table summarizes the Company’s restricted stock activity for the three months ended March 31, 2020:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested restricted stock as of December 31, 2019	71,875	$22.88
Granted	181,020	15.05
Vested	-	-
Cancelled	(4,410)	15.05
Unvested restricted stock as of March 31, 2020	248,485	$17.31

As of March 31, 2020, there was $2.6 million of unrecognized equity-based compensation expense related to restricted stock that is expected to vest. These costs are expected to be recognized over a weighted average remaining vesting period of 2.6 years. As of March 31, 2020, 71,875 of the unvested restricted stock outstanding are performance-based RSUs that vest upon obtaining certain scientific, financial and regulatory milestones through 2020. These performance-based RSUs are not included in computing the diluted loss per share because the performance criteria had not been met as of the end of the reporting period.

In January 2020, the Company granted 181,020 RSUs to certain employees that include a performance condition in addition to a service condition. The RSUs vest over a period of three years and are subject to accelerated vesting based on the Company’s programs achieving certain development milestones before December 1, 2022. To date, the Company has not accelerated the vesting of the RSUs. The grant date fair value of the RSUs is $15.05.

Stock Options

The weighted average grant date fair value of options, estimated as of the grant date using the Black-Scholes option pricing model, was $7.96 and $8.94 per option for those options granted during the three months ended March 31, 2020 and 2019, respectively. The total intrinsic value (the amount by which the fair market value exceeded the exercise price) of stock options exercised during the three months ended March 31, 2020 and 2019 was $0.3 million and $0.1 million, respectively. Key assumptions used to apply this pricing model were as follows:

	Three Months Ended March 31,
	2020	2019
Risk-free interest rate	1.0%	2.6%
Expected life of options	6.0 years	6.0 years
Expected volatility of underlying stock	66.7%	69.2%
Expected dividend yield	0.0%	0.0%

Risk-free Interest Rate.  The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant with maturities approximately equal to the option’s expected term.

Expected Dividend Yield.  The expected dividend yield assumption is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends.

Expected Volatility.  The expected volatility was derived from a blend of average historical stock volatilities of several peer companies within the Company’s industry and the Company’s historical volatility, both over a period equivalent to the expected term of the stock option grants.

Expected Term.  The expected term represents the period that stock option awards are expected to be outstanding. For option grants that are considered to be “plain vanilla,” the Company determines the expected term using the simplified method. The simplified method deems the term to be the average of the time-to-vesting and the contractual life of the options. The Company uses the simplified method because it does not have sufficient historical option exercise data to provide a reasonable basis upon which to estimate the expected term.

The Company uses the market closing price of its common stock as reported on the Nasdaq Global Select Market to determine the fair value of the shares of common stock underlying stock options. The following is a summary of stock option activity for the three months ended March 31, 2020:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding at December 31, 2019	5,365,971	$15.67
Granted	2,103,480	13.31
Exercised	(53,579)	6.28
Forfeited	(172,777)	16.23
Outstanding at March 31, 2020	7,243,095	$15.04	8.22	$5,134
Exercisable at March 31, 2020	2,847,849	$14.35	6.76	$5,134

As of March 31, 2020, there was $39.3 million of unrecognized compensation cost related to stock options that have not yet vested. These costs are expected to be recognized over a weighted average remaining vesting period of 2.8 years.

Of the unvested stock options outstanding as of March 31, 2020, 213,750 are performance-based stock options that vest upon obtaining certain scientific, financial and regulatory milestones through 2020. At March 31, 2020, 173,750 performance-based options are not included in computing the diluted loss per share because the performance criteria had not been met as of the end of the reporting period.
10.	Loss Per Share

The Company calculates basic loss per share by dividing net loss for each respective period by the weighted average number of common shares outstanding for each respective period. The Company computes diluted loss per share after giving consideration to the dilutive effect of stock options and unvested restricted stock that are outstanding during the period, except where such securities would be anti-dilutive.

Basic and diluted loss per share was calculated as follows:

	Three Months Ended March 31,
	2020	2019
	(In thousands, except per share data)
Net loss	$(31,806)	$(21,940)
Weighted average shares outstanding, basic and diluted	50,491	45,234
Net loss per share, basic and diluted	$(0.63)	$(0.49)

The following common stock equivalents were excluded from the calculation of diluted loss per share because their inclusion would have been anti-dilutive:

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Unvested restricted stock	248	79
Stock options	7,243	5,331
	7,491	5,410

11.	Stockholders’ Equity

The following tables present changes in stockholders’ equity for the three months ended March 31, 2020 and 2019 (in thousands, except share data):

			Additional	Accumulated Other		Total
	Common		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	(Loss) Income	Deficit	Equity
Balance at December 31, 2019	50,198,044	$5	$570,493	$261	$(300,878)	$269,881
Issuance of common stock through at-the-market offerings, net of issuance costs of $48	351,252	-	5,079	-	-	5,079
Exercise of stock options	53,579	-	336	-	-	336
Equity-based compensation	-	-	4,157	-	-	4,157
Other comprehensive gain	-	-	-	112	-	112
Net loss	-	-	-	-	(31,806)	(31,806)
Balance at March 31, 2020	50,602,875	$5	$580,065	$373	$(332,684)	$247,759

			Additional	Accumulated Other		Total
	Common		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	(Loss) Income	Deficit	Equity
Balance at December 31, 2018	45,224,480	$5	$478,968	$(28)	$(201,025)	$277,920
Retroactive adjustment to beginning accumulated deficit for adoption of ASC 842	-	-	-	-	(320)	(320)
Issuance of common stock through at-the-market offerings, net of issuance costs of $120	223,818	-	3,639	-	-	3,639
Exercise of stock options	30,800	-	360	-	-	360
Equity-based compensation	-	-	4,592	-	-	4,592
Other comprehensive gain	-	-	-	87	-	87
Net loss	-	-	-	-	(21,940)	(21,940)
Balance at March 31, 2019	45,479,098	$5	$487,559	$59	$(223,285)	$264,338

At-the-Market Offering Programs

On October 12, 2018, the Company filed a Registration Statement on Form S-3 (the “2018 Shelf”) with the SEC in relation to the registration of common stock, preferred stock, warrants and units of any combination thereof for the purposes of selling, from time to time, its common stock, convertible securities or other equity securities in one or more offerings. The Company also simultaneously entered into an Open Market Sale Agreement (the “2018 Sales Agreement”) with Jefferies LLC, (the “Sales Agent”), to provide for the offering, issuance and sale by the Company of up to an aggregate amount of $100.0 million of its common stock from time to time in “at-the-market” offerings under the 2018 Shelf and subject to the limitations thereof. The Company paid to the Sales Agent cash commissions of 3.0% of the gross proceeds of sales of common stock under the 2018 Sales Agreement. In November 2018, the Company issued 1,659,300 shares of its common stock at $18.00 per share in accordance with the 2018 Sales Agreement for net proceeds of $28.5 million, after payment of cash commissions to the Sales Agent and approximately $0.4 million related to legal, accounting and other fees in connection with the sales. During the year ended December 31, 2019, the Company issued an additional 4,231,348 shares of its common stock, in a series of sales, at an average price of $16.57 per share, in accordance with the 2018 Sales Agreement, for aggregate net proceeds of $67.8 million, after payment of cash commissions to the Sales Agent and approximately $0.2 million related to legal, accounting and other fees in connection with the sales. All shares related to the 2018 Sales Agreement had been sold as of December 31, 2019.

On August 23, 2019, the Company filed a Registration Statement on Form S-3, as amended (the “2019 Shelf”) with the SEC in relation to the registration of common stock, preferred stock, warrants and units of any combination thereof. The Company also simultaneously entered into an Open Market Sale Agreement (the “2019 Sales Agreement”) with the Sales Agent, to provide for the offering, issuance and sale by the Company of up to an aggregate amount of $150.0 million of its common stock from time to time in “at-the-market” offerings under the 2019 Shelf and subject to the limitations thereof. The Company agreed to pay to the Sales Agent cash commissions of 3.0% of the gross proceeds of sales of common stock under the 2019 Sales Agreement. During the year ended December 31, 2019, the Company issued 287,231 shares of its common stock, in a series of sales, at an average price of $16.48 per share, in accordance with the 2019 Sales Agreement for aggregate net proceeds of $4.4 million, after payment of cash commissions to the Sales Agent and approximately $0.2 million related to legal, accounting and other fees in connection with the sales. During the three months ended March 31, 2020, the Company issued 351,252 shares of its common stock in a series of sales at an average price of $15.05 per share in accordance with the 2019 Sales Agreement, for aggregate net proceeds of $5.1 million after payment of cash commissions to the Sales Agent and approximately $0.1 million related to legal, accounting and other fees in connection with the sales. As of March 31, 2020, $0.5 million of these proceeds were recorded as a current asset on the Company’s condensed consolidated balance sheet, representing offerings with trade dates in March 2020 that were settled by April 2, 2020.

As of March 31, 2020, $140.0 million in shares of common stock remain eligible for sale under the 2019 Sales Agreement.
12.	Related Party Transactions

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Information

This Quarterly Report on Form 10-Q contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may be identified by such forward-looking terminology as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. Our forward-looking statements are based on a series of expectations, assumptions, estimates and projections about our company, are not guarantees of future results or performance and involve substantial risks and uncertainty. We may not actually achieve the plans, intentions or expectations disclosed in these forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in these forward-looking statements. Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including the risks and uncertainties inherent in our statements regarding:

•

the anticipated timing of our submission of investigational new drug applications or equivalent regulatory filings and initiation of clinical studies for NTLA-2001, our program for the treatment of transthyretin amyloidosis;

•

the anticipated timing of preclinical studies, manufacturing activities and our investigational new drug application or equivalent regulatory filing for NTLA-5001, our program for the treatment of acute myeloid leukemia;

•

the anticipated timing of preclinical studies, manufacturing activities and our investigational new drug application or equivalent regulatory filing for NTLA-2002, our program for the treatment of hereditary angioedema;

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

•	our ability to advance our genome editing and therapeutic delivery capabilities;
•	the scope of protection we are able to develop, establish and maintain for intellectual property rights, including patents and license rights, covering our product candidates and technology;
•	our ability to operate, including commercializing products, without infringing or breaching the proprietary or contractual rights of others;
•	the issuance or enforcement of, and compliance with, regulatory requirements and guidance regarding preclinical and clinical studies relevant to genome editing and our product candidates;
•	the pricing and reimbursement of our product candidates, if approved;
•	estimates of our expenses, future revenues, capital requirements and our needs for additional financing;
•	the potential benefits of strategic collaboration agreements and our ability to enter into strategic arrangements;
•	our ability to maintain and establish collaborations with third parties under favorable terms;
•	our ability to acquire and maintain relevant intellectual property licenses and rights, and the scope and terms of such rights;
•

our plans to negotiate, and ability to agree to terms with Caribou in accordance with the September 2019 interim award issued by the arbitration panel in our arbitration against Caribou Biosciences, Inc. (the “Caribou Arbitration”), including the scope of such arrangement and the timing and amount of payment under any such arrangement as well as the potential to initiate additional arbitration or legal proceedings if negotiations are not successful;

•

the potential implications and impact the interim award in the Caribou Arbitration may have on any other intellectual property rights, as well as Caribou’s potential to compete with us in the field of human therapeutics;

•	developments relating to our licensors, licensees, third-parties from which we derive rights, collaborators, competitors and our industry;
•	the effect of the coronavirus disease 2019 (“COVID-19”) pandemic, including mitigation efforts and economic effects, on any of the foregoing or other aspects of our business operations; and
•	other risks and uncertainties, including those listed under the caption “Risk Factors.”

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

Our management’s discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, which have been prepared by us in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim periods and with Regulation S-X, promulgated under the Securities Exchange Act of 1934, as amended. This discussion and analysis should be read in conjunction with these unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q as well as in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K (“Annual Report”) for the year ended December 31, 2019.

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

Our strategy is to build a full-spectrum genome editing company, by leveraging our CRISPR/Cas9 platform across two areas: in vivo applications, in which CRISPR/Cas9 is the therapy, delivered to target cells within the body; and ex vivo applications, in which CRISPR/Cas9 creates the therapy of engineered human cells. All of our revenue to date has been collaboration revenue. Since our inception and through March 31, 2020, we have raised an aggregate of approximately $658.7 million to fund our operations, of which $155.5 million was through our collaboration agreements, $170.5 million was from our initial public offering and concurrent private placements, $141.0 million was from a follow-on offering, $106.7 million was from at-the-market offerings and $85.0 million was from the sale of convertible preferred stock.

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

Our diversified pipeline includes in vivo development programs targeting genetic diseases, including transthyretin amyloidosis (“ATTR”), which we are co-developing with Regeneron Pharmaceuticals, Inc. (“Regeneron”), and hereditary angioedema (“HAE”). Our pipeline also includes ex vivo programs consisting of two separate efforts: (i) a set of proprietary programs focused on engineered cell therapies to treat various cancers and autoimmune diseases including our lead ex vivo program to target Wilms’ Tumor 1 (“WT1”) for acute myeloid leukemia (“AML”); and (ii) partnered programs developed in collaboration with Novartis Institutes for BioMedical Research, Inc. (“Novartis”), focused on chimeric antigen receptor (“CAR”) T (“CAR-T”) cells, hematopoietic stem cells (“HSCs”), the stem cells from which all of the various types of blood cells originate, and stem cells in the eye, or ocular stem cells (“OSCs”).

Our Pipeline

Our diversified pipeline includes in vivo and ex vivo programs. Our in vivo programs focus on treating patients that have significant unmet medical needs due to diseases attributable to genes expressed in the liver – ATTR (which we are co-developing with Regeneron) and HAE. Delivery plays a key role in our in vivo therapeutic approach. We have shown in animal models that our proprietary lipid nanoparticle (“LNP”) delivery technology, which encapsulates the therapeutic Cas9 messenger RNA (“mRNA”) and guide RNA (“gRNA”) into LNPs, can systemically deliver these therapeutic components to the liver.

For ex vivo applications, our wholly owned programs focus on next-generation, engineered cell therapy solutions that utilize antigen-specific T cell receptors (“TCRs”). The cells to be modified ex vivo can come from the individual patient (autologous source) or from another individual (allogeneic source). Our goal for the ex vivo pipeline is to move from autologous to allogeneic therapies, and from liquid to solid tumors.

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

In non-human primate (“NHP”) studies, we have demonstrated our ability to reduce circulating TTR protein to estimated therapeutically relevant levels after a single systemic administration of LNPs containing our CRISPR/Cas9 complex. In December 2019, we completed a year-long durability study of our lead LNP formulation, maintaining an average reduction of more than 95% of serum TTR protein after a single dose in NHPs. The data from our various NHP studies has also demonstrated the transient nature of our proprietary modular LNP delivery system, which was rapidly cleared from circulation, with all CRISPR/Cas9 complex undetectable in blood and liver within ten days of administration. Our lead candidate, NTLA-2001, applies an in vivo liver knockout approach for the treatment of ATTR. We have manufactured clinical-scale materials for a Phase 1 study of NTLA-2001 and remain on track to submit an investigational new drug application (“IND”) or IND-equivalent for this program in mid-2020. Subject to the impact of COVID-19, we plan to dose the first patient in the second half of 2020. NTLA-2001 is part of a Co-Development and Co-Promotion (“Co/Co”) agreement directed to the first collaboration target, ATTR, for which we are the clinical and commercial Lead Party and Regeneron is the Participating Party. On December 13, 2019, Regeneron informed us that it would exercise its right under the ATTR Co/Co agreement to decrease its share of worldwide development costs and profits from 50% to 25%, effective six months after its notice. Pursuant to the ATTR Co/Co agreement, Regeneron funded approximately 50% of the program’s development costs through 2019. Starting June 2020 and thereafter, Regeneron will share approximately 25% of worldwide development costs and commercial profits for the ATTR program.

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

Using our modular LNP delivery system, we aim to knock out the prekallikrein B1 (“KLKB1”) gene with a single course of treatment to reduce plasma kallikrein activity to prevent excess bradykinin production leading to HAE attacks. We believe KLKB1 knockout to be safe, as humans with prekallikrein deficiency appear to have no known health effects. In addition, inhibition of kallikrein activity has proven to be a clinically effective approach as a prophylactic treatment for HAE.

On May 7, 2020, we announced a development candidate for the treatment of HAE, NTLA-2002. As part of an ongoing durability study of our lead LNP formulation in support of NTLA-2002, we have now demonstrated six months of sustained therapeutically relevant reduction of serum kallikrein levels and activity following a single dose in NHP’s. We expect to submit an IND or IND-equivalent for NTLA-2002 in the second half of 2021. NTLA-2002 is subject to an option by Regeneron to enter into a Co/Co agreement, which must be exercised within a limited time period after development candidate selection. We will be the lead party if the option is exercised.

Ex Vivo Programs

We are independently researching and developing proprietary engineered cell therapies to treat various oncological and autoimmune diseases, for example TCR-engineered T cells for immuno-oncology applications and engineered regulatory T cells for autoimmune disorders. Our diverse product strategy includes multiple elements. In particular:

•

We are exploring non-CAR-T cellular approaches that use immune cells, including T cells expressing recombinant TCRs, for oncology indications. For example, in our existing collaboration with IRCCS Ospedale San Raffaele (“OSR”), a leading European research-university hospital, we have identified optimized TCRs that recognize a WT1 target that could be used to treat a variety of cancers.

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

We have nominated NTLA-5001 as our first engineered T cell therapy development candidate for the treatment of AML, utilizing our TCR-directed approach to target the WT1 intracellular antigen. Our WT1-directed TCR T-cell therapy aims to develop a broadly applicable treatment for AML, regardless of mutational subtypes of a patient’s leukemia. This approach employs CRISPR/Cas9 complexes to knock out and replace the endogenous TCR with a natural, high affinity therapeutic TCR. The resulting cells are engineered to be capable of specific and potent killing of AML blasts without bone marrow cell toxicity. In February 2020, we presented data demonstrating that the selection of a natural, high-affinity TCR, in combination with our CRISPR-enabled engineering and targeted insertion, results in an engineered T cell capable of specific and potent killing of primary AML blasts. Importantly, our studies showed that CRISPR-enabled engineering overcomes key challenges of traditional TCR approaches, such as mispairing between therapeutic and endogenous TCR, therefore creating a more homogenous T cell product. The cells engineered with our lead WT1 TCR also exhibited no detectable reactivity to bone marrow cells, which express WT1 at low levels. We continue to advance IND-enabling activities, including process development to support clinical T cell manufacturing. We are on track to submit an IND or IND-equivalent for NTLA-5001 in the first half of 2021.

Research Collaboration with Novartis

In December 2019, the research term under our collaboration agreement with Novartis ended, although the 2014 Novartis Agreement remains in effect. Accordingly, Novartis has selected various CAR-T cell, HSC and OSC targets for continued development, for which we will be eligible to receive milestone and royalty payments in the future. Further, we are eligible to earn up to $230.3 million in development, regulatory and sales-based milestone payments and mid-single-digit royalties, in each case, on a per-product basis for the products developed by Novartis, subject to certain target-based limitations. During the three months ended March 31, 2020, the U.S. Food and Drug Administration (“FDA”) accepted the IND application submitted by Novartis, for a CRISPR/Cas9-based engineered cell therapy for the treatment of sickle cell disease. As a result of meeting this milestone, we recognized a $5.0 million milestone payment that was previously constrained as collaboration revenue within the condensed consolidated statement of operations and comprehensive loss. For more information regarding our collaboration with Novartis, see the section below entitled “Collaborations - Novartis.”

Other Research Programs

We are pursuing a number of in vivo and ex vivo genome editing programs. Within our in vivo research efforts, we continue to work on programs such as primary hyperoxaluria Type 1, alpha-1 antitrypsin deficiency and, in collaboration with Regeneron, hemophilia B, which leverage our capabilities to knockout, insert and make consecutive edits to the genome. We are also investigating delivery strategies that target tissues outside of the liver.

Within our ex vivo research efforts, we are developing engineered cell therapies to treat a range of hematological and solid tumors. We are pursuing modalities, such as TCR, with broad potential in multiple indications. Further, we continue to advance efforts to move from autologous to allogeneic and from liquid to solid tumors. Our researchers are developing and improving cell-engineering manufacturing and delivery processes that, we believe, are designed to allow us to deliver T cell therapies with high levels of editing, achieve robust levels of expansion, ensure desirable memory phenotypes, improve function and reduce translocations. These platform advances will support NTLA-5001 and other ongoing research programs.

Collaborations

To accelerate the development and commercialization of CRISPR/Cas9-based products in multiple therapeutic areas, we have formed, and may seek other opportunities to form, strategic alliances with collaborators who can augment our leadership in CRISPR/Cas9 therapeutic development.

Regeneron

As described in Note 7, “Collaborations—Regeneron Pharmaceuticals, Inc.,” in April 2016, we entered into a license and collaboration agreement with Regeneron (the “Regeneron Agreement”). The Regeneron Agreement has two principal components: (i) a product development component under which the parties will research, develop and commercialize CRISPR/Cas-based therapeutic products primarily focused on genome editing in the liver; and (ii) a technology collaboration component, pursuant to which the parties will engage in research and development activities aimed at discovering and developing novel technologies and improvements to CRISPR/Cas technology to enhance our genome editing platform. Under the Regeneron Agreement, we also may access the Regeneron Genetics Center and proprietary mouse models to be provided by Regeneron for a limited number of our liver programs.

Through March 31, 2020, we have recorded a $75.0 million upfront payment under the Regeneron Agreement and $28.8 million for research and development services under the ATTR Co/Co agreement. Through March 31, 2020, we have recognized $78.2 million of collaboration revenue under both arrangements, including $7.9 million and $5.7 million during the three months ended March 31, 2020 and 2019, respectively. This includes $4.8 million and $2.6 million during the three months ended March 31, 2020 and 2019, respectively, representing payments due from Regeneron pursuant to the ATTR Co/Co agreement, which is accounted for under Accounting Standards Codification 808, Collaborative Arrangements. As of March 31, 2020 and December 31, 2019, we had accounts receivable of $8.4 million and $3.6 million, respectively, and deferred revenue of $25.7 million and $28.8 million, respectively, related to these arrangements.

Novartis

As described in Note 7, “Collaborations—Novartis Institutes for BioMedical Research, Inc.,” in December 2014, we entered into a strategic collaboration agreement with Novartis (the “2014 Novartis Agreement”), primarily focused on the development of new ex vivo CRISPR/Cas9-edited therapies using CAR-T cells and HSCs. The agreement was amended in December 2018 (the “Novartis Amendment”) to also include research on OSCs.

Through March 31, 2020, excluding amounts allocated to Novartis’ purchase of the Company’s Class A-1 and Class A-2 Preferred Units, we had recorded a total of $62.4 million in cash and accounts receivable under the 2014 Novartis Agreement and the Novartis Amendment. Through March 31, 2020, we have recognized $62.4 million of collaboration revenue, including $5.0 million related to a development milestone that was previously constrained in the three months ended March 31, 2020 and $4.7 million in the three months ended March 31, 2019. As of March 31, 2020 and December 31, 2019, we had accounts receivable of $5.0 million and $1.0 million, respectively, related to the 2014 Novartis Agreement and the Novartis Amendment. As of March 31, 2020 and December 31, 2019, we had no deferred revenue related to the 2014 Novartis Agreement and the Novartis Amendment.

Financial Overview

Collaboration Revenue

Our revenue consists of collaboration revenue, including amounts recognized related to upfront technology access payments for licenses, technology access fees, research funding and milestone payments earned under our collaboration and license agreements with Novartis and Regeneron.

Research and Development

Research and development expenses consist of expenses incurred in performing research and development activities, including compensation and benefits, which includes equity-based compensation, for full-time research and development employees, allocated facility-related expenses, overhead expenses, clinical manufacturing costs, license and milestone fees, contract research services and other related costs.

General and Administrative

General and administrative expenses consist primarily of compensation and benefits, including equity-based compensation, for our executive, finance, legal, business development and support functions. Also included in general and administrative expenses are allocated facility-related costs not otherwise included in research and development expenses, travel expenses and professional fees for auditing, tax and legal services, including IP-related legal services, and other consulting fees and expenses.

Interest Income

Interest income is income earned on our cash, cash equivalents and marketable securities.

Results of Operations

The following discussion of the financial condition and results of operations should be read in conjunction with the accompanying condensed consolidated financial statements and the related footnotes thereto.

Comparison of Three Months Ended March 31, 2020 and 2019

The following table summarizes our results of operations for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,		Period-to-
	2020	2019	Period Change
Collaboration revenue	$12,916	$10,433	$2,483
Operating expenses:
Research and development	34,650	23,709	10,941
General and administrative	11,314	10,533	781
Total operating expenses	45,964	34,242	11,722
Operating loss	(33,048)	(23,809)	(9,239)
Interest income	1,242	1,869	(627)
Net loss	$(31,806)	$(21,940)	$(9,866)

Collaboration Revenue

Collaboration revenue increased $2.5 million to $12.9 million during the three months ended March 31, 2020, as compared to $10.4 million during the three months ended March 31, 2019. The increase in collaboration revenue during the three months ended March 31, 2020 is primarily caused by a $2.2 million increase in research and development services related to our ATTR program with Regeneron, increasing to $4.8 million during the three months ended March 31, 2020 as compared to $2.6 million during the three months ended March 31, 2019, as well as $5.0 million from a milestone triggered by the Novartis IND submission earned during the three months ended March 31, 2020 as compared to $4.7 million related to the research portion of the Novartis collaboration during the three months ended March 31, 2019.

During the three months ended March 31, 2020 and 2019, collaboration revenue consisted of amounts recognized from deferred revenue related to an upfront payment received and amounts for research and development services under the Regeneron Agreement as well as amounts recognized from deferred revenue related to upfront technology access payments for licenses, technology access fees, research funding and, in 2020, milestone payments under the 2014 Novartis Agreement and Novartis Amendment.

Research and Development

Research and development expenses increased by approximately $10.9 million to $34.7 million during the three months ended March 31, 2020, as compared to $23.7 million during the three months ended March 31, 2019.

The following table summarizes our research and development expenses for the three months ended March 31, 2020 and 2019, together with the changes in those items in dollars (in thousands) and the respective percentages of change:

	Three Months Ended March 31,		Period-to-	Percent
	2020	2019	Period Change	Change
Pipeline and platform development expenses	$15,799	$9,793	$6,006	61%
Employee related expenses	10,661	7,561	3,100	41%
Allocated facility-related expenses	4,978	3,803	1,175	31%
Stock-based compensation expense	2,160	1,783	377	21%
Other expenses	1,052	769	283	37%
Total research and development expenses	$34,650	$23,709	$10,941	46%

The increase in research and development expenses for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 was primarily attributable to:

•	approximately $6.0 million in increased pipeline and platform development expenses driven by increased manufacturing and related costs for NTLA-2001 and NTLA-5001;

•	approximately $3.1 million in employee related expenses driven by an increase in the size of our workforce due to the advancement of our programs;

•	approximately $1.2 million in increased facility related expenses primarily related to rent, depreciation and technology expense allocated to research and development; and

•	approximately $0.4 million in increased stock-based compensation driven by our larger workforce.

Through 2020, we expect research and development expenses to increase as we continue to grow our development team and advance our ATTR, AML and HAE programs towards clinical development.

General and Administrative

General and administrative expenses increased by approximately $0.8 million to $11.3 million during the three months ended March 31, 2020, compared to $10.5 million during the three months ended March 31, 2019. This increase was primarily related to a $0.4 million increase in legal fees associated with intellectual property related fees due to an increase in patent activity and a $0.2 million increase related to technology expenses allocated to general and administrative costs.

Interest Income

Interest income decreased by approximately $0.6 million to $1.2 million during the three months ended March 31, 2020 as compared to $1.9 million during the three months ended March 31, 2019. This decrease was due to a decline in investment income due to a lower investment balance and a general decrease in interest rates.

Liquidity and Capital Resources

Since our inception through March 31, 2020, we have raised an aggregate of $658.7 million to fund our operations, of which $155.5 million was through our collaboration agreements, $170.5 million was from our initial public offering and concurrent private placements, $141.0 million was from a follow-on public offering, $106.7 million was from at-the-market offerings and $85.0 million was from the sale of convertible preferred stock.

As of March 31, 2020, we had $250.3 million in cash, cash equivalents and marketable securities.

We are entitled to receive research payments under our collaboration with Novartis and are also eligible to earn a significant amount of milestone payments and royalties, in each case, on a per-product basis under our collaboration with Novartis and on a per-target basis under our collaboration with Regeneron. Our ability to earn these milestone payments and the timing of achieving these milestones is dependent upon the outcome of our research and development activities and is uncertain at this time. Our rights to payments under our collaboration agreements are our only committed external source of funds.

At-the-Market Offering Programs

On October 12, 2018, we filed a Shelf Registration Statement on Form S-3 (the “2018 Shelf”) with the SEC in relation to the registration of common stock, preferred stock, warrants and units of any combination thereof for the purposes of selling, from time to time, our common stock, convertible securities or other equity securities in one or more offerings. We also simultaneously entered into an Open Market Sale Agreement (the “2018 Sales Agreement”) with Jefferies LLC (the “Sales Agent”), to provide for the offering, issuance and sale of up to an aggregate amount of $100.0 million of our common stock from time to time in “at-the-market” offerings under the 2018 Shelf and subject to the limitations thereof. We have paid the Sales Agent cash commissions of 3.0% of the gross proceeds of sales of common stock under the 2018 Sales Agreement. In November 2018, we issued 1,659,300 shares of our common stock at $18.00 per share in accordance with the 2018 Sales Agreement for aggregate net proceeds of $28.5 million, after payment of cash commissions to the Sales Agent and approximately $0.4 million related to legal, accounting and other fees in connection with the sale. During the twelve months ended December 31, 2019, we issued an additional 4,231,348 shares of our common stock, in a series of sales, at an average price of $16.57 per share, in accordance with the 2018 Sales Agreement, for aggregate net proceeds of $67.8 million, after payment of cash commissions to the Sales Agent and approximately $0.2 million related to legal, accounting and other fees in connection with the sales. All shares related to the 2018 Sales Agreement had been sold as of December 31, 2019.

On August 23, 2019, we filed a Registration Statement on Form S-3, as amended (the “2019 Shelf”) with the SEC in relation to the registration of common stock, preferred stock, warrants and units of any combination thereof. We also simultaneously entered into an Open Market Sale Agreement (the “2019 Sales Agreement”) with the Sales Agent, to provide for the offering, issuance and sale by us of up to an aggregate amount of $150.0 million of our common stock from time to time in “at-the-market” offerings under the 2019 Shelf and subject to the limitations thereof. We agreed to pay to the Sales Agent cash commissions of 3.0% of the gross proceeds of sales of common stock under the 2019 Sales Agreement. During the year ended December 31, 2019, we issued 287,231 shares of our common stock, in a series of sales, at an average price of $16.48 per share, in accordance with the 2019 Sales Agreement, for aggregate net proceeds of $4.4 million, after payment of cash commissions to the Sales Agent and approximately $0.2 million related to legal, accounting and other fees in connection with the sales. During the three months ended March 31, 2020, we issued 351,252 shares of our common stock in a series of sales at an average price of $15.05 per share in accordance with the 2019 Sales Agreement, for aggregate net proceeds of $5.1 million, after payment of cash commissions to the Sales Agent and approximately $0.1 million related to legal, accounting and other fees in connection with the sales. As of March 31, 2020, $0.5 million of these proceeds were recorded as a current asset on our condensed consolidated balance sheet, representing offerings with trade dates in March 2020 that were settled in April 2020.

As of March 31, 2020, $140.0 million in shares of common stock remain eligible for sale under the 2019 Sales Agreement.

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

Because our lead programs are still in preclinical development and the outcome of these efforts is uncertain, we cannot estimate the actual amounts necessary to successfully complete the development and commercialization of any future product candidates or whether, or when, we may achieve profitability. Until such time as we can generate substantial product revenues, if ever, we expect to finance our ongoing cash needs through equity financings and collaboration arrangements. We receive cost reimbursements from Regeneron for the ATTR program. Additionally, we are eligible to earn milestone payments and royalties, in each case, on a per-product basis under our collaboration with Novartis and on a per-target basis under our collaboration with Regeneron, subject to the provisions of our agreements with each of them. Except for these sources of funding, we will not have any committed external source of liquidity. To the extent that we raise additional capital through the future sale of equity, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing stockholders. If we raise additional funds through collaboration arrangements in the future, we may have to relinquish valuable rights to our technologies, future revenue streams or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Outlook

Based on our research and development plans and our expectations related to the progress of our programs, we expect that our cash, cash equivalents and marketable securities as of March 31, 2020, as well as research and cost reimbursement funding from Regeneron, will enable us to fund our ongoing operating expenses and capital expenditure requirements at least to the end of 2021, excluding any potential milestone payments or extension fees that could be earned and distributed under the collaboration agreements with Regeneron and Novartis or any strategic use of capital not currently in the base case planning assumptions. We have based this estimate on current assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect.

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

Cash Flows

The following is a summary of cash flows for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Net cash used in operating activities	$(38,545)	$(21,453)
Net cash provided by investing activities	$57,448	$5,695
Net cash provided by financing activities	$4,864	$3,999

Net cash used in operating activities

Net cash used in operating activities of $38.5 million and $21.5 million during the three months ended March 31, 2020 and 2019, respectively, primarily reflect increased spend in our research and development activities, offset in part by the receipt of $1.0 million and $7.5 million from our collaboration partners, respectively, during those periods.

Net cash provided by investing activities

During the three months ended March 31, 2020 and 2019, our investing activities provided net cash of $57.4 million and $5.7 million, respectively. The increase in the three months ended March 31, 2020 is primarily due to an increase of $58.3 million from marketable securities activity during the period, as $89.5 million in marketable securities matured and $31.2 million in marketable securities were purchased. The increase in the three months ended March 31, 2019 is primarily due to an increase of $7.2 million from marketable securities activity during the period, as $26.5 million in marketable securities matured and $19.3 million in marketable securities were purchased. These increases in cash provided by investing activity were offset in part by the use of $0.8 million and $1.5 million related to purchases of property and equipment in the three months ended March 31, 2020 and 2019, respectively.

Net cash provided by financing activities

Net cash provided by financing activities of $4.9 million during the three months ended March 31, 2020 includes $4.5 million in net proceeds from at-the-market offerings and $0.3 million in cash received from the exercise of stock options. Net cash provided by financing activities of $4.0 million during the three months ended March 31, 2019 includes $3.6 million in net proceeds from at-the-market offerings and $0.4 million in cash received from the exercise of stock options.

Critical Accounting Policies

Our critical accounting policies require the most significant judgments and estimates in the preparation of our condensed consolidated financial statements. Management has determined that our most critical accounting policies are those relating to revenue recognition and equity-based compensation. There have been no changes to our critical accounting policies from those which were discussed in our Annual Report for the year ended December 31, 2019.

Recent Accounting Pronouncements

Please read Note 2, “Summary of Significant Accounting Policies”, to our condensed consolidated financial statements included in Part I, Item 1, “Notes to Condensed Consolidated Financial Statements,” of this Quarterly Report on Form 10-Q for a description of recent accounting pronouncements applicable to our business.

Contractual Obligations

In March 2020, we entered into a second amendment to the 130 Brookline Lease (the “Second Amendment”). The Second Amendment amends certain terms of our existing lease, dated October 21, 2014, as amended on April 5, 2019. The Second Amendment extends the term of the 130 Brookline Lease by approximately six years through January 31, 2031. This extended term is included as part of the lease liability and right-of-use asset at March 31, 2020. The Second Amendment also provides an option to extend the lease for two consecutive five-year terms. The Company recognized a right-of-use asset and lease liability of approximately $7.3 million related to the Second Amendment.

In March 2020, we entered into an agreement to lease approximately 39,000 square feet of office and laboratory space at 281 Albany Street in Cambridge, Massachusetts under an operating lease agreement (the “281 Albany Lease”). The 281 Albany Lease is expected to commence on October 1, 2020, and our obligation to pay rent will start on the date that is six months after the commencement date or the date on which we occupy the premises, whichever occurs earlier (the “Rent Commencement Date”). The initial term of the 281 Albany Lease is ten years following the Rent Commencement Date. The base rent under the 281 Albany Lease is $99.00 per square foot per year during the first year of the term, which is subject to scheduled annual increases up to $128.87 per square foot per year during the last year of the initial term, plus certain operating expenses and taxes. In addition, the landlord will contribute an aggregate of $4.4 million toward the cost of construction and tenant improvements for the premises. We have the option to extend the 281 Albany Lease for two successive five-year terms.

There were no other material changes to our contractual obligations during the three months ended March 31, 2020. For a complete discussion of our contractual obligations, please refer to our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report for the year ended December 31, 2019.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements as defined under the rules and regulations of the SEC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of March 31, 2020, we had cash equivalents and marketable securities of $246.6 million consisting of interest-bearing money market accounts, commercial paper, corporate and financial institution debt securities, U.S. Treasury securities and asset-backed securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are primarily in marketable securities. Due to the short-term duration of our investment portfolios and the low risk profile of our investments, we do not believe an immediate change of 100 basis points, or one percentage point, would have a material effect on the fair market value of our investment portfolio. Declines in interest rates, however, would reduce future investment income.

We do not have any foreign currency or derivative financial instruments. Inflation generally affects us by increasing our cost of labor and program costs. We do not believe that inflation had a material effect on our results of operations during the three months ended March 31, 2020.

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

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2020.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As a result of the COVID-19 pandemic, in March 2020, most of our employees began working remotely. We have not identified any material changes in our internal control over financial reporting as a result of these changes to the working environment.  We are continually monitoring and assessing the COVID-19 situation to determine any potential impacts on the design and operating effectiveness of our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation related to intellectual property (“IP”), commercial arrangements and other matters, including the matter noted below. The outcome of any such legal proceedings, regardless of the merits, is inherently uncertain. In addition, litigation and related matters are costly and may divert the attention of our management and other resources that would otherwise be engaged in other activities. If we were unable to prevail in any such legal proceedings, our business, results of operations, liquidity and financial condition could be adversely affected.

“Item 3. Legal Proceedings” of our Annual Report on Form 10-K (“Annual Report”) for the fiscal year ended December 31, 2019 includes additional discussion of our current legal proceedings.

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. Careful consideration should be given to the following risk factors, in addition to the other information set forth in this Quarterly Report on Form 10-Q, our Annual Report for the year ended December 31, 2019 and in other documents that we file with the SEC, in evaluating us and our business. If any of the following risks and uncertainties actually occurs, our business, prospects, financial condition and results of operations could be materially and adversely affected. The risks described below are not intended to be exhaustive and are not the only risks facing us. New risk factors can emerge from time to time, and it is not possible to predict the impact that any factor or combination of factors may have on our business, prospects, financial condition and results of operations.

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

Our ability to generate product revenue is dependent on the success of our application of CRISPR/Cas9 technology for human therapeutic use, which is at an early stage of development and will require significant additional discovery efforts, preclinical testing and clinical studies and manufacturing capabilities, as well as applicable regulatory guidance regarding preclinical testing and clinical studies from the U.S. Food and Drug Administration (“FDA”) and other similar regulatory authorities, before we can seek regulatory approval and begin commercial sales of any potential product candidates.

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

Our approach to developing therapies centers on using the CRISPR/Cas9 technology to alter, introduce or remove genetic information in vivo to treat various disorders, or to engineer human cells ex vivo to create therapeutic cells that can be introduced into the human body to address the underlying disease. Because these are new therapeutic approaches, discovering, developing, manufacturing and commercializing our product candidates subject us to a number of challenges, including:

•

obtaining regulatory approval from the FDA and other similar regulatory authorities such as the European Medicines Agency (“EMA”), the Medicines and Healthcare products Regulatory Agency (“MHRA”), the Therapeutic Goods Administration (“TGA”) and Health Canada, which have very limited or no experience with the clinical development of CRISPR/Cas9 therapeutics, and which may require additional significant testing or data compared to more traditional therapies;

•

seeking and obtaining regulatory approval from the FDA and other similar regulatory authorities in light of no formal regulatory guidance specifically for CRISPR/Cas9-based in vivo therapeutics, including preclinical and clinical requirements for an Investigational New Drug application (“IND”) or corresponding applications outside the U.S., such as a Clinical Trial Application (“CTA”), Clinical Trial Notification (“CTN”) or Clinical Trial Exemption (“CTX”), and, as appropriate thereafter, a Biologics License Application (“BLA”), or corresponding applications outside the U.S., such as a Marketing Authorization Application (“MAA”);

•	educating medical personnel, including clinical investigators, and patients regarding the potential benefits and side effect profile of each of our product candidates;
•	developing processes for the safe administration of these products, including long-term follow-up for all patients who receive treatment with any of our product candidates;
•

sourcing clinical and, if approved, commercial supplies for the materials used to manufacture and process our product candidates, which may include importing or exporting materials between different jurisdictions;

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

To date, human clinical trials utilizing either in vivo or ex vivo CRISPR/Cas9-based therapeutics are still at an early stage. There is no certainty that the FDA or other similar agencies will continue to apply to all our CRISPR/Cas9 product candidates the same regulatory pathway and requirements it is applying to other in vivo therapies or ex vivo engineered therapeutics; and the FDA and other regulatory authorities have provided limited additional specific written guidance regarding preclinical or clinical studies or regulatory considerations for either in vivo or ex vivo therapeutics using genome editing technology. In addition, if any product candidates encounter safety or efficacy problems, development delays, regulatory issues or other problems, our development plans and business could be significantly harmed. Further, competitors that are developing in vivo or ex vivo products with similar technology may experience problems with their product candidates or programs that could in turn cause us to identify problems with our product candidates and programs that would potentially harm our business.

Also, uncertainty exists regarding the future scope and effect of the FDA’s application of its regulatory framework to CRISPR/Cas9 therapies, in particular relating to the review and approval of human therapeutic products because the current U.S. administration and federal legislators have publicly declared their intention to modify the current legal framework governing the FDA. Any such changes to the FDA requirements could impact our ability to obtain approval for our products or sell them profitably. Also, upon completing its transition period as it exits the EU, the United Kingdom (“UK”) may enact legislation related to the approval and oversight of human therapeutics in that nation. Until any such legislation is enacted, we will be uncertain as to its effects on our business, including our ability to seek and obtain approval for our products in the UK.

Results, including positive results, from our initial preclinical activities and studies are not necessarily predictive of our other ongoing and future preclinical and clinical studies, and they do not guarantee or indicate the likelihood of approval of any potential product candidate by the FDA or any other regulatory agency. If we cannot replicate the positive results from any of our preclinical or clinical activities and studies, we may be unable to successfully develop, obtain regulatory approval for and commercialize any potential product candidate.

There is a high failure rate, as well as potential substantial and unanticipated delays, for product candidates progressing through preclinical and clinical studies. Even if we are able to successfully complete our ongoing and future preclinical and clinical activities and studies for any potential product candidate, we may not be able to replicate, or may have to engage in significant efforts and resource and time investments to replicate, any positive results from these or any other studies in any of our future preclinical and clinical trials, and they do not guarantee approval of any potential product candidate by the FDA or any other necessary regulatory authorities in a timely manner or at all. Companies in the pharmaceutical and biotechnology industries have commonly suffered significant setbacks or delays in clinical studies after achieving positive results in early stage development, and we cannot be certain that we will not face similar setbacks. These setbacks have been caused by, among other things, preclinical findings made before, during and after clinical studies were underway, or observations regarding the lack of safety or efficacy made in clinical studies, which could include new or previously unreported adverse events. In addition, regulatory delays or rejections may be encountered as a result of many factors, including changes in the relevant laws, regulations or regulatory policy during the period of product development.

Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that believed their product candidates performed satisfactorily in such studies nonetheless failed to obtain FDA or other necessary regulatory agency approval. If we fail to obtain results in our on-going, planned and future preclinical and clinical activities and studies sufficient to meet the requirements of the relevant regulatory agencies, the development timeline and regulatory approval and commercialization prospects for any potential product candidate, and, correspondingly, our business and financial prospects, would be materially adversely affected.

Negative public opinion and increased regulatory scrutiny of CRISPR/Cas9 use, genome editing or gene therapy generally may damage public perception of the safety of any product candidates that we develop and adversely affect our ability to conduct our business or obtain regulatory approvals for such product candidates.

Gene therapy in general, and genome editing in particular, remain novel technologies, with only a limited number of gene therapy products approved to date in the U.S. and EU. Public perception may be influenced by claims that gene therapy or genome editing, including the use of CRISPR/Cas9, is unsafe or unethical, or carries an undue risk of side effects, such as improper insertion of a gene sequence into a patient’s chromosome could lead to cancer, and gene therapy or genome editing may not gain the acceptance of the public or the medical community. In particular, our success will depend upon physicians who specialize in the treatment of diseases targeted by our product candidates prescribing treatments that involve the use of our product candidates in lieu of, or in addition to, existing treatments with which they are more familiar and for which greater clinical data may be available. In addition, responses by the U.S., state or foreign governments to negative public perception or ethical concerns may result in new legislation or regulations that could limit our ability to develop or commercialize any product candidates, obtain or maintain regulatory approval or otherwise achieve profitability. More restrictive statutory regimes, government regulations or negative public opinion would have an adverse effect on our business, financial condition, results of operations and prospects and may delay or impair the development and commercialization of our product candidates or demand for any products we may develop. For example, earlier gene therapy trials led to several well-publicized adverse events, including cases of leukemia and death. Serious adverse events such as these in our clinical trials, or other clinical trials involving gene therapy or genome editing products or our competitors’ products, even if not ultimately attributable to the relevant product candidates, and the resulting publicity could result in increased government regulation, unfavorable public perception, potential regulatory delays in the testing or approval of our product candidates, stricter labeling requirements for those product candidates that are approved and a decrease in demand for any such product candidate. In addition, the use of the technology by third parties in areas that are not being pursued by us, such as for targeting and editing of embryonic cells, could adversely impact public and governmental perceptions regarding the ethics and risks of the CRISPR/Cas9 technology and lead to social or legal changes that could limit our ability to apply the technology to develop human therapies addressing disease. For example, reports of the use of CRISPR/Cas9 in China and Russia to edit embryos in utero have generated and may continue to create negative public perception about the use of the technology in humans. Negative public and governmental perception of the technology, or additional governmental regulation of our technologies, could also adversely affect our stock price or our ability to enter into revenue generating collaborations or obtain additional funding from the public markets.

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

Successful completion of clinical trials is a prerequisite to submitting a BLA to the FDA, and similar applications to comparable foreign regulatory authorities, for each product candidate and, consequently, the ultimate approval and commercial marketing of any product candidates. We do not know whether any of our clinical trials will begin or be completed on schedule, if at all.

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

We could also encounter delays if a clinical trial is suspended or terminated by us, the IRBs of the institutions in which such trials are being conducted or the relevant ethics committee, the Data Safety Monitoring Board (“DSMB”) for such trial, or the FDA or other relevant regulatory authorities. Such authorities may impose such a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities, resulting in the imposition of a clinical hold, manufacturing or quality control issues, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product or treatment, failure to establish or achieve clinically meaningful trial endpoints, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. Many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates. Further, the FDA or other regulatory authorities may disagree with our clinical trial design and our interpretation of data from clinical trials or may change the requirements for approval even after they have reviewed and commented on the design for our clinical trials.

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

We may not be able to initiate or continue clinical trials for any future product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside the U.S. If patients are unwilling to participate in our clinical studies because of concerns about, or negative publicity from, adverse events in the genome editing, gene therapy or engineered cell therapy fields, the novel nature of the CRISPR/Cas9 genome editing technology, the irreversibility of the effects of CRISPR/Cas9 or for other reasons, including competitive clinical studies for similar patient populations, then the timeline for recruiting patients, conducting studies and obtaining regulatory approval of potential products may be delayed. Other events, such as the coronavirus disease 2019 (“COVID-19”) pandemic also could adversely impact the initiation, continuation and completion of our clinical trials by, for example, delaying the dosing of patients, reducing the number of patients, healthcare providers or clinical facilities available or willing to participate in the clinical trials. These delays could result in increased costs, delays in advancing our product development, delays in testing the effectiveness of our technology or termination of the clinical studies altogether. In addition, any patients who would otherwise be eligible for clinical trials that we may hold may instead enroll in clinical trials of product candidates of our competitors.

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

Although we have selected our initial product candidates for clinical development for our transthyretin amyloidosis (“ATTR”), acute myeloid leukemia (“AML”) and hereditary angioedema (“HAE”) programs, we are at an early stage of development and our technology and approach has not yet led, and may never lead, to any product candidate deemed appropriate for clinical development by a regulatory agency or any approved or commercially successful products. Even if we are successful in building our pipeline of product candidates, completing clinical development, establishing the necessary manufacturing processes and capabilities, obtaining regulatory approvals and commercializing product candidates will require substantial additional funding and are prone to the risks of failure inherent in therapeutic product development. Investment in biopharmaceutical product development involves significant risk that any potential product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, gain regulatory approval, or become commercially viable.

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

The success of our product candidates, if approved, depends on the availability of adequate coverage and reimbursement from third-party payors, including government agencies. There is significant uncertainty related to the insurance coverage and reimbursement of newly approved products, particularly gene editing and engineered cell products. Coverage may be more limited than the purposes for which a therapeutic is approved by the FDA or comparable regulatory authorities in other jurisdictions. In addition, because our product candidates represent new approaches to the treatment of genetic-based diseases, we cannot be sure that coverage and reimbursement will be available for, or accurately estimate the potential revenue from, our product candidates or assure that coverage and reimbursement will be available for any product that we may develop.

In the U.S. and some other jurisdictions, patients who are provided medical treatment for their conditions generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. Adequate coverage and reimbursement from governmental healthcare programs, such as Medicare and Medicaid in the U.S., and commercial payors are critical to new product acceptance.

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

We intend to seek approval to market our product candidates in the U.S. and in selected foreign jurisdictions, such as the UK and certain EU members. If we obtain approval in any of these jurisdictions for our product candidates, we will be subject to rules and regulations in those jurisdictions. In some markets, particularly those in the EU and the UK, the pricing of pharmaceutical products, including biologics, is subject to governmental control and other market regulations which could put pressure on the pricing and usage of our product candidates. In these countries, pricing negotiations with governmental authorities can take considerable time after obtaining marketing approval of a product candidate. In addition, market acceptance and sales of our product candidates will depend significantly on the availability of adequate coverage and reimbursement from third-party payors for our product candidates and may be affected by existing and future health care reform measures.

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

Our product candidates that are regulated as biologics, will require processing steps that are more complex than those required for most small molecule drugs. Moreover, unlike small molecules, the physical and chemical properties of a complex product such as ours generally cannot be fully characterized. As a result, assays of the finished product or relevant components may not be sufficient to ensure that the product will perform in the intended manner. Accordingly, we will employ multiple steps to control the manufacturing process to ensure that the process works and the product candidate is made strictly and consistently in compliance with the process. Problems with the manufacturing process, even minor deviations from the normal process, could result in product defects or manufacturing failures that result in lot failures, product recalls, product liability claims and litigation, insufficient inventory or production interruption. We may encounter problems achieving adequate quantities and quality of clinical grade materials that meet FDA or other applicable standards or specifications with consistent and acceptable production yields and costs.

In addition, the FDA and other foreign regulatory authorities may require us to submit samples of any lot of any approved product together with the protocols showing the results of applicable tests at any time. Under some circumstances, the FDA or other foreign regulatory authorities may require that we not distribute a lot until the relevant agency authorizes its release. Slight deviations in the manufacturing process, including those affecting quality attributes and stability, may result in unacceptable changes in the product that could result in lot failures, product recalls or production interruption. Lot failures, product recalls or production interruption could cause us to delay product launches or clinical trials, which could be costly to us and otherwise harm our business, financial condition, results of operations and prospects. Problems in our manufacturing process could restrict our ability to meet market demand for our products.

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

We are increasingly dependent upon information technology systems, infrastructure, and data to operate our business. In the ordinary course of business, we collect, store, and transmit large amounts of confidential information (including but not limited to intellectual property, proprietary business information, and personal information). It is critical that we do so in a secure manner to maintain the confidentiality and integrity of such confidential information. We also have outsourced elements of our operations to third parties, and as a result we manage a number of third-party vendors who may or could have access to our confidential information. Our third-party collaborators also have access to large amounts of confidential information relating to our operations, including our research and development efforts. The size and complexity of our information technology systems, and those of third-party vendors and collaborators, and the large amounts of confidential information stored on those systems, make such systems potentially vulnerable to service interruptions or systems failures, or to security breaches from inadvertent or intentional actions by our employees, third-party vendors, and/or business partners, or from cyber-attacks by malicious third parties. In addition to such risks, the adoption of new technologies may also increase our exposure to cybersecurity breaches and failures. Further, having a significant portion of our workforce working from home for extended periods of time due to the COVID-19 pandemic puts us at greater risk of cybersecurity attacks. Cyber-attacks are increasing in their frequency, sophistication, and intensity, and have become increasingly difficult to detect. Cyber-attacks could include the deployment of harmful malware, denial-of-service attacks, social engineering, “phishing” scams and other means to affect service reliability and threaten the confidentiality, integrity, and availability of information. Significant disruptions of these information technology systems or security breaches could adversely affect our business operations and/or result in the loss, misappropriation, and/or unauthorized access, use, or disclosure of, or the prevention of access to, confidential information (including but not limited to trade secrets or other intellectual property, proprietary business information, and personal information), and could result in financial, legal, business, and reputational harm to us and would adversely affect our operations, including our discovery and research and development programs. For example, any such event that leads to unauthorized access, use, or disclosure of personal information, including personal information regarding our employees of future clinical trial participants, could harm our reputation, require us to comply with federal and/or state breach notification laws and foreign law equivalents, and otherwise subject us to liability, including financial penalties and fines, under laws and regulations that protect the privacy and security of personal information. Also, the loss of preclinical or clinical trial data from completed or future preclinical or clinical trials, respectively, could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, our competitive position could be harmed and the further development and commercialization of our product candidates could be delayed. Security breaches and other inappropriate access can be difficult to detect, and any delay in identifying them may lead to increased harm of the type described above. While we have implemented security measures to protect our information technology systems and infrastructure, there is no assurance that such measures will prevent service interruptions or security breaches that could adversely affect our business.

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

We also do not have control over the operations of the facilities of our cloud service providers and our third party web hosting providers, and they also may be vulnerable to damage or interruption from natural disasters, cybersecurity attacks, terrorist attacks, power outages and similar events or acts of misconduct. In addition, any changes in these providers’ service levels may adversely affect our ability to meet our requirements and operate our business.

In addition, regulatory agencies in and outside the U.S may experience delays or backlogs due to the worldwide COVID-19 pandemic.

Legal, political and economic uncertainty surrounding the planned exit of the United Kingdom from the European Union is a source of instability and uncertainty.

In June 2016, a majority of the eligible members of the electorate in the UK voted to withdraw from the EU in a national referendum, commonly referred to as “Brexit.” Subsequently, the UK and the EU agreed to a withdrawal agreement (the “Withdrawal Agreement”). The Withdrawal Agreement was approved by the UK Parliament and the UK formally left the EU on January 31, 2020. Under the Withdrawal Agreement, the UK is subject to a transition period until December 31, 2020 (the “Transition Period”), during which EU rules will continue to apply. Negotiations between the UK and the EU are expected to continue in relation to the customs and trading relationship between the UK and the EU following the expiry of the Transition Period.

The uncertainty concerning the UK’s legal, political and economic relationship with the EU after the Transition Period may be a source of instability in the international markets, create significant currency fluctuations, and/or otherwise adversely affect trading agreements or similar cross-border co-operation arrangements (whether economic, tax, fiscal, legal, regulatory or otherwise).

Since the regulatory framework for pharmaceutical products in the UK covering quality, safety and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales and distribution of pharmaceutical products is derived from EU directives and regulations, Brexit could materially impact the future regulatory regime that applies to drugs and the approval of drug candidates in the UK. It remains to be seen how, if at all, Brexit will impact regulatory requirements for product candidates and products in the UK. Given the lack of comparable precedent, it is unclear what financial, trade and legal implications the withdrawal of the UK from the EU, especially in the case of the UK leaving the EU without an agreement defining their respective trading rights and obligations, would have and how such withdrawal would affect us. The long-term impact of Brexit, including on our business and our industry, will depend on the terms that are negotiated in relation to the UK’s future relationship with the EU, and we are closely monitoring the Brexit developments in order to determine, quantify and proactively address changes as they become clear.

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

Each of our programs may require additional discovery research and then preclinical and clinical development, regulatory approval in multiple jurisdictions, obtaining manufacturing supply, capacity and expertise, building of a commercial organization, substantial investment and significant marketing efforts before we generate any revenue from product sales. In addition, our product candidates must be approved for marketing by the FDA, or certain other foreign regulatory agencies, before we may commercialize any product.

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

We are not profitable and have incurred losses in each period since our inception. Our net loss was $31.8 million for the three months ended March 31, 2020. As of March 31, 2020, we had an accumulated deficit of $332.7 million. We expect these losses to increase as we continue to incur significant research and development and other expenses related to our ongoing operations, seek regulatory approvals for our future product candidates, scale-up manufacturing capabilities, maintain, expand and protect our intellectual property portfolio and hire additional personnel to support the development of our product candidates and to enhance our operational, financial and information management systems. Although we believe that our cash, cash equivalents, and investments will enable us to fund our operating and capital expenditure requirements at least to the end of 2021, we cannot predict the impact of the COVID-19 pandemic on future results of operations and financial condition due to a variety of factors, including the health of our employees, the ability of suppliers to continue to operate and deliver, the ability of Intellia to maintain operations, continued access to transportation resources, any further government and/or public actions taken in response to the pandemic and ultimately the length of the pandemic. We expect to finance our operations through a combination of collaboration revenue, equity or debt financings or other sources, which may include collaborations with third parties. Given the impact of COVID-19 on the U.S. and global financial markets, we may be unable to access further equity or debt financing when needed.

A critical aspect of our strategy is to invest significantly in our technology to improve the efficacy and safety of potential product candidates that we discover. Even if we succeed in discovering, developing and ultimately commercializing one or more of these product candidates, we will continue to incur losses for the foreseeable future relating to our substantial research and development expenditures to develop our technologies. We may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business, such as the COVID-19 pandemic. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital. Further, the net losses we incur may fluctuate significantly from quarter to quarter and year to year, such that a period-to-period comparison of our results of operations may not be a good indication of our future performance.

We may need to raise substantial additional funding to fund our operations. If we fail to obtain additional financing, we may be unable to complete the development and commercialization of any product candidates.

Our operations have required substantial amounts of cash since inception, and we expect to spend substantial amounts of our financial resources on our discovery programs going forward and future development efforts. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete preclinical development, manufacture (or have manufactured) product candidates and components, and then conduct extensive clinical trials to demonstrate the safety and efficacy of any of our future product candidates in humans. Because preclinical and clinical testing is expensive and can take many years to complete, we may require additional funding to complete these undertakings. Further, if we are able to identify product candidates that are eventually approved, we will require significant additional amounts in order to launch and commercialize our product candidates. For the foreseeable future, we expect to continue to rely on additional financing to achieve our business objectives. Our future capital requirements will depend on and could increase significantly as a result of many factors, including the scope, progress, results and costs of drug discovery, pre-clinical development, laboratory testing and clinical trials for our current or future product candidates, including additional expenses attributable to adjusting our development plans (including any supply related matters).

We will require additional capital for the further development and commercialization of any product candidates and may need to raise additional funds sooner if we choose to expand more rapidly than we presently anticipate or due to other unanticipated factors. Disruptions in the financial markets in general and, more recently, due to the COVID-19 pandemic have made equity and debt financing more difficult to obtain, and may have a material adverse effect on our ability to meet our fundraising needs.

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

We will need additional capital in the future to continue our planned operations. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our existing stockholders may be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. In addition, the impact on the economic and financial markets of the COVID-19 pandemic has depressed the valuation of public companies, which could require selling equity at lower prices to ensure appropriate capitalization. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

Unfavorable national or global economic conditions or political developments could adversely affect our business, financial condition or results of operations.

Our results of operations could be adversely affected by general conditions in the national or global economy and financial markets. For example, governmental statements, actions or policies, political unrest and global financial crises can cause extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn, political unrest or additional global financial crises, including those resulting from the current COVID-19 pandemic, could result in a variety of risks to our business, including weakened demand for our products, if approved, or our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate, further political developments and financial market conditions could adversely impact our business.

Inadequate funding for, or change of priorities at, the FDA and other government agencies in or outside the U.S. could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

The ability of the FDA and other similar regulatory agencies to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and authorization to accept the payment of user fees, reallocation of resources to address unique or new healthcare issues (such as the COVID-19 pandemic), and statutory, regulatory, and policy changes. For example, the FDA’s average review times at the agency have fluctuated in recent years as a result of these factors in the U.S. In addition, government funding of other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other similar agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, including beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. If a prolonged government shutdown occurs (or if the regulatory agencies have to reallocate their resources to address unique or new healthcare related matters, such as the COVID-19 pandemic) in the U.S. or another jurisdiction, it could significantly impact the ability of the relevant agency, such as the FDA, to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

In April 2016, we entered into a collaboration agreement with Regeneron Pharmaceuticals, Inc. (“Regeneron”) that includes a product component to research, develop and commercialize CRISPR/Cas-based therapeutic products primarily focused on genome editing in the liver as well as a technology collaboration component, pursuant to which we and Regeneron will engage in research and development activities aimed at discovering and developing novel technologies and improvements to CRISPR/Cas9 technology to enhance our genome editing platform. Pursuant to the Regeneron collaboration agreement, we granted Regeneron exclusive rights to select up to 10 targets, subject to certain restrictions. We retained the rights to solely develop certain indications, other than ATTR, which is subject to a Co-Development and Co-Promotion (“Co/Co”) agreement with Regeneron. We also have the right to choose additional liver targets for our own development during the collaboration term, which may be subject to additional Co/Co options by Regeneron. In July 2018, we entered into the first Co/Co agreement directed to ATTR, under which we will be the clinical and commercial lead for ATTR activities. On December 13, 2019, Regeneron informed us that it would exercise its right under the ATTR Co/Co agreement to modify its shares of worldwide developments costs and profits from 50% to 25%, effective six months after its notice. Pursuant to the ATTR Co/Co agreement, Regeneron funded approximately 50% of the program’s development costs through 2019. Starting June 2020 and thereafter, Regeneron will share approximately 25% of worldwide development costs and commercial profits for the ATTR program. We continue to lead the development and commercialization of any resulting ATTR products.

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

The facilities used by our contract manufacturers to manufacture our product candidates must be inspected and approved by, as applicable, the FDA or other foreign regulatory agencies pursuant to inspections that will be conducted after we submit an application to the FDA or other relevant foreign regulatory agencies. We will be dependent on our contract manufacturing partners to manufacture adequate supply of our product candidates and components in a timely manner and in accordance with our specification. We also will depend on these entities for compliance with legal and regulatory requirements for manufacture, including current good manufacturing practice (“cGMP”), and in certain cases, current good tissue practice (“cGTP”), requirements of our product candidates. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of, as applicable, the FDA or other regulatory authorities, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities. In addition, we have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel, particularly as we increase the scale of our manufactured material. If the FDA or a comparable foreign regulatory authority, as applicable, does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved.

Events such as the COVID-19 pandemic could adversely impact the ability of our vendors, including CMOs, to manufacture supplies, process and deliver our product candidates, or to otherwise meet our requirements or those of the applicable regulatory agencies. Additionally, these events could also impact the regulatory agencies’ ability to inspect and approve our vendors, including CMOs, within our currently expected timeframe.

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

Any third parties conducting our future clinical trials will not be our employees and, except for remedies that may be available to us under our agreements with such third parties, we cannot control whether they devote sufficient time and resources to our ongoing preclinical, clinical, and nonclinical programs. These third parties may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials or other product development activities, which could affect their performance on our behalf. If these third parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our clinical trials may be extended, delayed or terminated and we may not be able to complete development of, obtain regulatory approval of or successfully commercialize our product candidates. In addition, the COVID-19 pandemic or similar events could divert healthcare resources away from our clinical trial sites to focus on pandemic concerns, including adversely impacting the availability of necessary materials and clinical trial personnel. As a result, our financial results and the commercial prospects for our product candidates would be harmed, our costs could increase and our ability to generate revenue could be delayed.

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

Recruiting and retaining qualified scientific, clinical, manufacturing and sales and marketing personnel will also be important for our success. The loss of the services of our executive officers or other key employees could impede the achievement of our research, development and commercialization objectives and seriously harm our ability to successfully implement our business strategy. Furthermore, replacing executive officers and key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, gain regulatory approval of and commercialize products using our technology. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these key personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies, universities and research institutions for similar personnel. The market for qualified personnel in the biotechnology space generally, and genome editing and gene therapy fields in particular, in and around the Cambridge, Massachusetts area is especially competitive. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategies. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. Further, some of the qualified personnel that we hire and recruit are not U.S. citizens, and there is uncertainty with regard to their future employment status due to the current U.S. administration’s announced intention of modifying the legal framework for non-U.S. citizens to be employed in the U.S. Finally, events such as the COVID-19 pandemic and government restrictions and directives, including immigration policy changes, could adversely impact our ability to recruit, retain or replace key employees necessary to achieve our objectives and strategic imperatives, If we are unable to continue to attract and retain high quality personnel, our ability to pursue our growth strategy will be limited.

Risks Related to Government Regulation

While the regulatory framework for approval of gene therapy including genome editing products exists, the limited specific guidance and precedent for genome-edited products makes the regulatory approval process potentially more unpredictable and we may experience significant delays in the clinical development and regulatory approval, if any, of our product candidates.

The research, testing, manufacturing, labeling, approval, selling, import, export, marketing and distribution of drug products, including genome editing therapeutics and engineered cell therapies, are subject to extensive regulation by the FDA in the U.S. and other regulatory authorities in other jurisdictions. For example, we are not permitted to market any drug or biological product, including in vivo products or engineered cell therapies, until we receive regulatory approval from the relevant regulatory agency, such as the FDA in the U.S. We have not previously submitted a BLA to the FDA, or similar approval filings to comparable foreign authorities. A BLA or a MAA must include extensive preclinical and clinical data and supporting information to establish that the product candidate is safe and effective or, for biological products, safe, pure and potent for each desired indication. The application must also include significant information regarding the chemistry, manufacturing and controls for the product, and the manufacturing facilities must complete a successful pre-approval inspection by the FDA, or otherwise applicable foreign authority, prior to the approval or licensure of the product. We expect the novel nature of our product candidates to create further challenges in obtaining regulatory approval. For example, in the U.S., the FDA has not approved any nuclease edited cell therapies for human therapeutic use. The FDA may also require a panel of experts, referred to as an Advisory Committee, to deliberate on the adequacy of the safety and efficacy data to support approval. The opinion of the Advisory Committee, although not binding, may have a significant impact on our ability to obtain approval of any product candidates that we develop based on the completed clinical trials. Moreover, while we are not aware of any specific genetic or biomarker diagnostic tests for which regulatory approval would be necessary in order to advance any of our product candidates to clinical trials or potential commercialization, in the future regulatory agencies may require the development and approval of such tests. Accordingly, the regulatory approval pathway for such product candidates may be uncertain, complex, expensive and lengthy, as well as different in each jurisdiction, and approval may not be obtained in any, some or all jurisdictions.

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

•	obtaining approval at each clinical trial site by an independent IRB or relevant ethics committee;
•	recruiting suitable patients to participate in a trial in a timely manner;
•	having patients complete a trial or return for post-treatment follow-up;
•	clinical trial sites deviating from trial protocol, not complying with GCP requirements or dropping out of a trial;
•	addressing any patient safety concerns that arise during the course of a trial;
•	addressing any conflicts with new or existing laws or regulations;
•	adding new clinical trial sites; or
•	manufacturing qualified materials under cGMP regulations for use in clinical trials.

Patient enrollment is a significant factor in the timing of clinical trials and is affected by many factors. Further, a clinical trial may be suspended or terminated by us, the IRBs for the institutions in which such trials are being conducted, another ethics committee, the DSMB for such trial or the FDA or other regulatory authorities due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product candidate, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. If we experience termination of, or delays in the completion of, any clinical trial of product candidates, the commercial prospects for our product candidates will be harmed, and our ability to generate product revenue will be impaired. In addition, any delays in completing any clinical trials will increase our costs, slow down our product development and approval process and jeopardize our ability to commence product sales and generate revenue.

Obtaining and maintaining regulatory approval of our product candidates in one jurisdiction does not mean that we will be successful in obtaining regulatory approval of product candidates in other jurisdictions.

Obtaining and maintaining regulatory approval of our product candidates in one jurisdiction does not guarantee that we will be able to obtain or maintain regulatory approval in any other jurisdiction, but a failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory approval process in others. For example, even if the FDA grants marketing approval of a product candidate, comparable regulatory authorities in foreign jurisdictions, must also authorize the manufacturing, marketing and sale of the product candidate in those countries. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from those in the U.S., including additional preclinical studies or clinical trials as clinical studies conducted in one jurisdiction may not be accepted by regulatory authorities in other jurisdictions. In many jurisdictions outside the U.S., a product candidate must be approved for reimbursement before it can be approved for sale in that jurisdiction. In some cases, the price that we are allowed to charge for our products is also subject to approval or to other legal restrictions.

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

Manufacturers and manufacturers’ facilities are required to comply with extensive FDA and comparable foreign regulatory authority requirements, as applicable, including ensuring that quality control and manufacturing procedures conform to cGMP and, in certain cases, cGTP requirements. As such, we and our contract manufacturers will be subject to continual review and inspections to assess compliance with cGMP and adherence to commitments made in any BLA, other marketing applications, and previous responses to inspection observations. Accordingly, we and others with whom we work must continue to expend time, money, and effort in all areas of regulatory compliance, including manufacturing, production and quality control.

Any regulatory approvals that we receive for our product candidates may be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase IV clinical trials and surveillance to monitor the safety and efficacy of the product candidate. For example, the FDA may also require a REMS program as a condition of approval of our product candidates, which could entail requirements for long-term patient follow-up, a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA or a comparable foreign regulatory authority approves our product candidates, we will have to comply with their respective legal or regulatory requirements including submissions of safety and other post-marketing information and reports and registration.

The FDA may seek to impose consent decrees or withdraw approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. The regulatory agencies in other jurisdictions could take similar action for noncompliance with their respective requirements and standards. Later discovery of previously unknown problems with our product candidates, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical studies to assess new safety risks; or imposition of distribution restrictions or other restrictions under a REMS program. Other potential consequences include, among other things:

•	restrictions on the marketing or manufacturing of our products, withdrawal of the product from the market or voluntary or mandatory product recalls;
•	fines, warning letters or holds on clinical trials;
•	refusal by the FDA or the relevant regulatory agency to approve pending applications or supplements to approved applications filed by us or suspension or revocation of license approvals;
•	product seizure or detention or refusal to permit the import or export of our product candidates; and
•	injunctions or the imposition of civil or criminal penalties.

The FDA strictly regulates marketing, labeling, advertising, and promotion of products that are placed on the U.S. market, and the relevant foreign regulatory agencies do the same in their respective jurisdictions. Products may be promoted only for the approved indications and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses and a company that is found to have improperly promoted off-label uses may be subject to significant liability.

The policies of the FDA and of other regulatory authorities may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the U.S. or abroad. For example, in the U.S., certain policies of the current or future U.S. administration may impact our business and industry. Namely, the current administration has taken, or may take, several executive actions, including the issuance of a number of executive orders, that could impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine regulatory and oversight activities such as implementing statutes through rulemaking and issuance of guidance. It is difficult to predict how any of these rules or requirements will be implemented, and the extent to which they will impact the FDA’s ability to exercise its regulatory authority. If these executive actions impose constraints on the FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory and legal compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability.

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

Third-party payors, whether domestic or foreign, or governmental or commercial, are developing increasingly sophisticated methods of controlling healthcare costs. In the U.S. and certain foreign jurisdictions, there have been, and are expected to continue to be, a number of legislative and regulatory changes to the health care system that could impact our ability to sell our products profitably. In the U.S., however, significant uncertainty exists regarding the provision and financing of health care because the current administration and federal legislators have publicly declared their intention to significantly modify the current legal and regulatory framework for the health care system but details have not been agreed upon or disclosed.

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

Other legislative changes relevant to the health care system have been adopted in the U.S. since the Affordable Care Act was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013, and, due to subsequent legislative amendments, will remain in effect through 2029 unless additional Congressional action is taken. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers, cancer centers and other treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. In December 2017, the U.S. president signed into law the Tax Cuts and Jobs Act (“TCJA”) which, among other things, repealed the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year (the “individual mandate”), effective January 1, 2019. On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, or the Texas District Court Judge, ruled that the individual mandate is a critical and inseverable feature of the Affordable Care Act, and therefore, because it was repealed as part of the TCJA, the remaining provisions of the Affordable Care Act are invalid as well. The current Administration and CMS have both stated that the ruling will have no immediate effect, and on December 18, 2019, the Fifth Circuit U.S. Court of Appeals held that the individual mandate is unconstitutional, and remanded the case to the lower court to reconsider its earlier invalidation of the full Affordable Care Act. The State of California and the other plaintiffs in this case asked the U.S. Supreme Court for authorization to appeal the decision of the Fifth Circuit. On March 2, 2020, the United States Supreme Court granted the petitions for writs of certiorari to review this case, and allotted one hour for oral arguments, which are expected to occur in the fall of this year. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results. We will continue to evaluate the effect that the ACA and its possible repeal and replacement has on our business. These laws may result in additional reductions in Medicare, Medicaid and other healthcare funding, or insured patients generally, which could have a material adverse effect on our future, potential customers and, accordingly, our financial operations.

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

•

the Foreign Corrupt Practices Act (“FCPA”) and other laws which prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. persons and issuers as defined by the statute for the purpose of obtaining or retaining business. In the UK, for example, the UK Bribery Act 2010 prohibits the giving of financial or other advantages to encourage persons to perform their functions improperly, and does not include an exemption for facilitation payments;

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

There is significant uncertainty related to the manner in which data protection authorities will seek to enforce compliance with GDPR. For example, it is unclear whether the authorities will conduct random audits of companies doing business in the EU, or act solely after complaints are filed claiming a violation of the GDPR. The lack of compliance standards and precedent, enforcement uncertainty and the costs associated with ensuring GDPR compliance may be onerous and adversely affect our business, financial condition, results of operations and prospects. Further, the UK’s exit from the EU, often referred to as Brexit, has created uncertainty with regard to data protection regulation in the UK. In particular, it is unclear how data transfers to and from the UK will be regulated, and what other aspects of EU privacy laws will be adopted, rejected or modified by the UK.

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

Business interruptions resulting from the COVID-19 outbreak or similar public health crises could cause a disruption of the development of our product candidates and adversely impact our business.

Public health crises such as pandemics or similar outbreaks could adversely impact our business. In December 2019, a novel strain of a virus named SARS-CoV-2 (severe acute respiratory syndrome coronavirus 2), or coronavirus, which causes COVID-19, surfaced in Wuhan, China and has reached multiple other regions and countries, including Cambridge, Massachusetts where our primary office and laboratory space is located. The COVID-19 pandemic is evolving, and to date has led to the implementation of various responses, including government-imposed quarantines, travel restrictions and other public health safety measures, as well as reported adverse impacts on healthcare resources, facilities and providers, in Massachusetts, across the U.S. and in other countries. The extent to which COVID-19 impacts our operations or those of our third-party partners will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, additional or modified government actions, new information that will emerge concerning the severity and impact of COVID-19 and the actions to contain COVID-19 or address its impact in the short and long term, among others.

Additionally, timely completion of preclinical activities and initiation of planned clinical trials is dependent upon the availability of, for example, preclinical and clinical trial sites, researchers and investigators, regulatory agency personnel, and materials, which may be adversely affected by global health matters, such as pandemics. We plan to conduct preclinical activities and clinical trials for our investigational drug product candidates in geographies which are currently being affected by COVID-19.

Further, in response to the pandemic and in accordance with direction from state and local government authorities, we have restricted and may continue to restrict access to our facilities mostly to personnel and third parties who must perform critical activities that must be completed on-site, limited the number of such personnel that can be present at our facilities at any one time, and requested that most of our personnel work remotely. In the event that governmental authorities were to further modify current restrictions, our employees conducting research and development or manufacturing activities may not be able to access our laboratory or manufacturing space, and our core activities may be significantly limited or curtailed, possibly for an extended period of time.

Some factors from the COVID-19 pandemic that could delay or otherwise adversely affect the completion of our preclinical activities and the planned initiation of our clinical trials for our investigational drug product candidates, as well as our business generally, include:

•

the potential diversion of healthcare resources away from the conduct of preclinical activities and clinical trials to focus on pandemic concerns, including the availability of necessary materials and the attention of physicians serving as our clinical trial investigators, hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our prospective clinical trials;

•

limitations on travel that could interrupt key preclinical activities and trial activities, such as clinical trial site initiations and monitoring, domestic and international travel by employees, contractors or patients to clinical trial sites, including any government-imposed travel restrictions or quarantines that will impact the ability or willingness of patients, employees or contractors to travel to our research, manufacturing and clinical trial sites or secure visas or entry permissions, any of which could delay or adversely impact the conduct or progress of our prospective clinical trials;

•	interruption or delays in the operations of the FDA and comparable foreign regulatory agencies, which may impact review, inspection, clearance and approval timelines;
•

interruption in global shipping affecting the transport of clinical trial materials, such as patient samples, investigational drug product candidates and conditioning drugs and other supplies used in our prospective clinical trials;

•	interruption of, or delays in receiving, supplies of our investigational drug product from our CMOs due to staffing shortages, production slowdowns or stoppages and disruptions in delivery systems;
•

limitations on our business operations by local, state, or the federal government that could impact our ability to conduct our preclinical or clinical activities, including completing our IND-enabling studies or our ability to select future development candidates;

•

business disruptions caused by potential workplace, laboratory and office closures and an increased reliance on employees working from home, disruptions to or delays in ongoing laboratory experiments and operations, staffing shortages, travel limitations, or communication or mass transit disruptions, any of which could adversely impact our business operations or delay necessary interactions with local regulators, ethics committees, manufacturing sites, research or clinical trial sites and other important agencies and contractors;

•	business disruptions or cybersecurity risks associated with a substantial portion of our workforce working from home for extended periods of time; and
•	the impact on the valuation of our marketable securities and other financial assets due to market volatility.

These and other factors arising from COVID-19 could worsen in countries that are already afflicted with coronavirus or could continue to spread to additional countries, each of which could further adversely impact our ability to conduct clinical trials and our business generally, and could have a material adverse impact on our operations and financial condition and results.

In addition, the trading prices for our common stock and other biopharmaceutical companies have been highly volatile as a result of the COVID-19 pandemic. As a result, we may face difficulties raising capital through sales of our common stock or such sales may be on unfavorable terms. The COVID-19 outbreak continues to rapidly evolve. The extent to which the outbreak may impact our business, preclinical studies and planned clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions and other actions to contain the outbreak or address its impact, such as social distancing and quarantines or lock-downs in the U.S. and other countries, business closures or business disruptions and the effectiveness of actions taken in the U.S. and other countries to contain and address the disease.

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

Compliance with U.S., both state and national, and international data protection laws and regulations could require us to take on more onerous obligations in our contracts, restrict our ability to collect, use and disclose data, or in some cases, impact our ability to operate in certain jurisdictions. Failure to comply with these laws and regulations could result in government enforcement actions (which could include civil, criminal and administrative penalties), private litigation, and/or adverse publicity and could negatively affect our operating results and business. Moreover, clinical trial subjects, employees and other individuals about whom we or our potential collaborators obtain personal information, as well as the providers who share this information with us, may limit our ability to collect, use and disclose the information. Claims that we have violated individuals’ privacy rights, failed to comply with data protection laws, or breached our contractual obligations, even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business.

In the event we conduct clinical trials in the UK or European Economic Area (“EEA”), we may be subject to additional privacy laws. For example, the GDPR became effective on May 25, 2018 and deals with the processing of personal data and on the free movement of such data. The GDPR imposes a broad range of strict requirements on companies subject to the GDPR, including requirements relating to having legal bases for processing personal information relating to identifiable individuals and transferring such information outside the EEA, including to the U.S., providing details to those individuals regarding the processing of their personal information, keeping personal information secure, having data processing agreements with third parties who process personal information, responding to individuals’ requests to exercise their rights in respect of their personal information, reporting security breaches involving personal data to the competent national data protection authority and affected individuals, appointing data protection officers, conducting data protection impact assessments, and record-keeping. The GDPR increases substantially the penalties to which we could be subject in the event of any non-compliance, including fines of up to 10,000,000 Euros or up to 2% of our total worldwide annual turnover for certain comparatively minor offenses, or up to 20,000,000 Euros or up to 4% of our total worldwide annual turnover for more serious offenses. Given the new law, we face uncertainty as to the exact interpretation of the new requirements and we may be unsuccessful in implementing all measures required by data protection authorities or courts in interpretation of the new law.

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

In the event we conduct clinical trials in the UK or EEA, we must also ensure that we maintain adequate safeguards to enable the transfer of personal data outside of the UK or EEA, as applicable, in particular to the U.S., in compliance with the relevant national or Pan-European data protection laws. We expect that we will continue to face uncertainty as to whether our efforts to comply with our obligations under European privacy laws will be sufficient. If we are investigated by a European data protection authority, we may face fines and other penalties. Any such investigation or charges by European data protection authorities could have a negative effect on our existing business and on our ability to attract and retain new clients or pharmaceutical partners. We may also experience hesitancy, reluctance, or refusal by European or multi-national clients or pharmaceutical partners to continue to use our products and solutions due to the potential risk exposure as a result of the current (and, in particular, future) data protection obligations imposed on them by certain data protection authorities in interpretation of current law, including the GDPR. Such clients or pharmaceutical partners may also view any alternative approaches to compliance as being too costly, too burdensome, too legally uncertain, or otherwise objectionable and therefore decide not to do business with us. Any of the foregoing could materially harm our business, prospects, financial condition and results of operations.

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

In addition, third parties could assert that UC/Vienna/Charpentier do not have rights to the CRISPR/Cas9 technology, including inventorship and ownership rights to currently issued or allowable patents, or that any rights owned by UC/Vienna/Charpentier are limited. For example, under our sublicense from Caribou, we have rights to patent applications owned by UC/Vienna Charpentier covering certain aspects of CRISPR/Cas9 systems to edit genes in eukaryotic cells, including human cells (collectively, the “UC/Vienna/Charpentier eukaryotic patent family”). The Broad Institute, Massachusetts Institute of Technology, the President and Fellows of Harvard College and the Rockefeller University (collectively, the “Broad Institute”) co-own patents and patent applications that also claim CRISPR/Cas9 systems to edit genes in eukaryotic cells (collectively, the “Broad Institute patent family”). Because the respective owners of various UC/Vienna/Charpentier patent applications and the Broad Institute patent family both allege owning intellectual property claiming overlapping aspects of CRISPR/Cas9 systems and methods to edit genes in eukaryotic cells, including human cells, our ability to market and sell CRISPR/Cas9-based human therapeutics may be adversely impacted depending on the scope and actual ownership over the inventions claimed in the competing patent portfolios. On June 25, 2019, the Patent Trial and Appeal Board (“PTAB”) of the U.S. Patent and Trademark Office (“USPTO”) declared an interference between the UC/Vienna/Charpentier eukaryotic patent family and the Broad Institute patent family to determine which research group first invented the use of the CRISPR/Cas9 technology in eukaryotic cells and, therefore, is entitled to the patents covering the invention. On August 26, 2019, the PTAB redeclared the interference to include additional UC/Vienna/Charpentier patent applications covering the invention that had also been found allowable by the USPTO. If it were to succeed in the interference, the Broad could seek to assert its issued patents against us based on our CRISPR/Cas9-based activities, including commercialization. Defense of these claims, regardless of their merit, would involve substantial litigation expense, would be a substantial diversion of management and other employee resources from our business and may impact our reputation. In the event of a successful claim of infringement against us, we may have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, obtain one or more licenses from third parties, pay royalties or redesign our infringing products, which may be impossible or require substantial time and monetary expenditure. In that event, we could be unable to further develop and commercialize our product candidates, which could harm our business significantly.

In addition, other third parties, such as Vilnius University, ToolGen, Inc., MilliporeSigma (a subsidiary of Merck KGaA) and Harvard University, filed patent applications claiming CRISPR/Cas9-related inventions around or within a year after the UC/Vienna/Charpentier application was filed and allege (or may allege) that they invented one or more of the inventions claimed by UC/Vienna/Charpentier before UC/Vienna/Charpentier. If the USPTO deems the scope of the claims of one or more of these parties to sufficiently overlap with the allowable claims from the UC/Vienna/Charpentier application, the USPTO could declare other interference proceedings to determine the actual inventor of such claims. If these third-parties were to prevail in their inventorship claims or obtain patent claims that cover our product candidates or related activities through these various legal proceedings, then we could be prevented from developing and commercializing all or some of our products candidates unless we can obtain rights to the third-parties’ intellectual property, or avoid or invalidate it.

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

In addition, other third parties, such as Vilnius University, ToolGen, Inc., MilliporeSigma (a subsidiary of Merck KGaA) and Harvard University, filed patent applications claiming CRISPR/Cas9-related inventions around or within a year after the UC/Vienna/Charpentier application was filed and allege (or may allege) that they invented one or more of the inventions claimed by UC/Vienna/Charpentier before UC/Vienna/Charpentier. If the USPTO deems the scope of the claims of one or more of these parties to sufficiently overlap with the allowable claims from the UC/Vienna/Charpentier application, the USPTO could declare other interference proceedings to determine the actual inventor of such claims. In addition, UC/Vienna/Charpentier or the other third parties could seek judicial review of their inventorship claims. If UC/Vienna/Charpentier fail in defending their inventorship priority on any of these claims, we may lose valuable intellectual property rights, such as the exclusive right to use such intellectual property. Such an outcome could have a material adverse effect on our business. Even if we are successful in defending against such claims, any disputes could result in substantial costs and be a distraction to management and other employees.

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

We are dependent on patents, know-how and proprietary technology, both our own and licensed from others, including Caribou, Novartis and Ospedale San Raffaele (“OSR”). Any termination of these licenses, loss by our licensors of the rights they receive from others, diminution of our rights or those of our licensors, or a finding that such intellectual property lacks legal effect, could result in the loss of significant rights and could harm our ability to commercialize any product candidates. For example, UC/Vienna could challenge Caribou’s rights under their agreement, including Caribou’s right to sublicense its rights to others, such as Intellia, and on what terms such a sublicense would be granted, each of which could adversely impact our rights under our agreement with Caribou. Similarly, Caribou or other licensors, or other third parties from which we derive rights, could challenge the scope of our licensed rights or fields under our license agreement, which could adversely impact our exclusive rights to use CRISPR/Cas9 technology in our human therapeutics field.

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

The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our owned and licensed patents may be challenged in the courts or patent offices in the U.S. and abroad. There is a substantial amount of litigation as well as administrative proceedings for challenging patents, including interference, derivation, and reexamination proceedings before the USPTO and oppositions and other comparable proceedings in foreign jurisdictions, involving patents and other intellectual property rights in the biotechnology and pharmaceutical industries, and we expect this to be true for the CRISPR/Cas9 space as well. For example, a number of third parties have filed oppositions challenging the validity, and seeking the revocation, of the CRISPR/Cas9 genome editing patents granted to UC/Vienna/Charpentier by the European Patent Office to date. For example, third parties may continue to seek to challenge on appeal the validity of UC/Vienna/Charpentier’s first European patent, which covers compositions comprising Cas9 and single guide RNA molecules, as well as methods of editing DNA in vitro or ex vivo using Cas9 and single guide RNAs, even though the European Patent Office (“EPO”) reaffirmed the validity of substantially all the claims after hearing the challenges of these third parties in January 2020. If UC/Vienna/Charpentier fail in defending the validity of this patent on appeal (or, at hearings before the European Patent Office’s Opposition Division, their other European patents that have similarly been opposed), we may lose valuable intellectual property rights, such as the exclusive right to use such intellectual property. Such an outcome could have a material adverse effect on our business in Europe. In addition, since the passage of the America Invents Act in 2013, U.S. law also provides for other procedures to challenge patents, including inter partes reviews and post-grant reviews, that add uncertainty to the possibility of challenge to our developed or licensed patents and patent applications in the future. Furthermore, for U.S. applications in which all claims are entitled to a priority date before March 16, 2013, an interference proceeding can be provoked by a third-party or instituted by the USPTO to determine who was the first to invent any of the subject matter covered by the patent claims of our applications. See the above risk factor titled “Third-party claims of intellectual property infringement against us, our licensors or our collaborators may prevent or delay our product discovery and development efforts.”

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

On October 12, 2018, we filed a Shelf Registration Statement on Form S-3 (the “2018 Shelf”) with the SEC in relation to the registration of common stock, preferred stock, warrants and units of any combination thereof for the purposes of selling, from time to time, our common stock, convertible securities or other equity securities in one or more offerings. We also simultaneously entered into an Open Market Sale Agreement (the “2018 Sales Agreement”) with Jefferies LLC (the “Sales Agent”), to provide for the offering, issuance and sale of up to an aggregate amount of $100.0 million of our common stock from time to time in “at-the-market” offerings under the 2018 Shelf and subject to the limitations thereof. We have paid the Sales Agent cash commissions of 3.0% of the gross proceeds of sales of common stock under the 2018 Sales Agreement. In November 2018, we issued 1,659,300 shares of our common stock at $18.00 per share in accordance with the 2018 Sales Agreement for net proceeds of $28.5 million, after payment of cash commissions to the Sales Agent and approximately $0.4 million related to legal, accounting and other fees in connection with the sales. During the twelve months ended December 31, 2019, we issued an additional 4,231,348 shares of our common stock, in a series of sales, at an average price of $16.57 per share, in accordance with the 2018 Sales Agreement, for aggregate net proceeds of $67.8 million, after payment of cash commissions to the Sales Agent and approximately $0.2 million related to legal, accounting and other fees in connection with the sales. All shares related to the 2018 Sales Agreement had been sold as of December 31, 2019.

On August 23, 2019, we filed a Registration Statement on Form S-3, as amended (the “2019 Shelf”) with the SEC, which was declared effective on September 12, 2019 (File No. 333-233448) in relation to the registration of common stock, preferred stock, debt securities, warrants and units of any combination thereof. We also simultaneously entered into an Open Market Sale Agreement (the “2019 Sales Agreement”) with the Sales Agent, to provide for the offering, issuance and sale of up to an aggregate amount of $150.0 million of our common stock from time to time in “at-the-market” offerings under the 2019 Shelf and subject to the limitations thereof. We will pay to the Sales Agent cash commissions of 3.0% of the gross proceeds of sales of common stock under the 2019 Sales Agreement. In December 2019, we issued 287,231 shares of our common stock at an average price of $16.48 per share in accordance with the 2019 Sales Agreement for aggregate net proceeds of $4.4 million, after payment of cash commissions to the Sales Agent and approximately $0.2 million related to legal, accounting and other fees in connection with the sales. During the three months ended March 31, 2020, we issued 351,252 shares of our common stock in a series of sales at an average price of $15.05 per share in accordance with the 2019 Sales Agreement, for aggregate net proceeds of $5.1 million after payment of cash commissions to the Sales Agent and approximately $0.1 million related to legal, accounting and other fees in connection with the sales. In addition, sales of a substantial number of shares of our outstanding common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock. Persons who were our stockholders prior to our IPO continue to hold a substantial number of shares of our common stock that many of them are now able to sell in the public market. Significant portions of these shares are held by a relatively small number of stockholders. Sales by our stockholders of a substantial number of shares, or the expectation that such sales may occur, could significantly reduce the market price of our common stock.

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

Our certificate of incorporation and by-laws designate certain courts as the sole and exclusive forums for certain disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our certificate of incorporation and by-laws provide that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware is the sole and exclusive forum for any state law claims for any derivative action or proceeding brought on our behalf alleging state law claims, any action asserting a breach of fiduciary duty, any action asserting a claim against us arising pursuant to the Delaware General Corporation Law, our certificate of incorporation or our by-laws, any action to interpret, apply, enforce, or determine the validity of our certificate of incorporation or bylaws, or any action asserting a claim against us that is governed by the internal affairs doctrine (the “Delaware Forum Provision”). The Delaware Forum Provision does not apply to claims arising under the Exchange Act or the Securities Act. Our by-laws further provide that the U.S. District Court for the District of Massachusetts will be the sole and exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act (the “Federal Forum Provision”). We have chosen the U.S. District Court for the District of Massachusetts as the exclusive forum for such Securities Act causes of action because our principal executive offices are located in Cambridge, Massachusetts. Our by-laws provide that any person or entity purchasing or otherwise acquiring any interest in any shares of our common stock is deemed to have notice of and consented to the foregoing Delaware Forum Provision and the Federal Forum Provision.

The Delaware Forum Provision and the Federal Forum Provision may impose additional litigation costs on stockholders in pursuing the claims identified above, particularly if the stockholders do not reside in or near the State of Delaware or the Commonwealth of Massachusetts. Additionally, the Delaware Forum Provision and the Federal Forum Provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and other employees. Alternatively, if a court were to find the Delaware Forum Provision and the Federal Forum Provision to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business and financial condition. The Court of Chancery of the State of Delaware or the U.S. District Court for the District of Massachusetts may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments may be more or less favorable to us than our stockholders.

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

The laws and rules dealing with U.S. federal, state and local income taxation are routinely being reviewed and modified by governmental bodies, officials and regulatory agencies, including the Internal Revenue Service and the U.S. Treasury Department. Since we were founded in 2014, many such changes have been made and changes are likely to continue to occur in the future. It cannot be predicted whether, when, in what form, or with what effective dates, tax laws, regulations and rulings may be enacted, promulgated or issued, that could result in an increase in our or our stockholders’ tax liability.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 6. Exhibits

The following exhibits are incorporated by reference or filed as part of this report.

3.1	Second Amended and Restated By-laws of the Company, as amended on April 3, 2020. (1)

10.1	Lease, dated as of March 12, 2020, by and between the Company and 281-295 Albany Street Leasehold LLC. (1)

10.2	Second Amendment to Lease, dated as of March 12, 2020, by and between the Company and MIT 130 Brookline Leasehold LLC. (1)

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

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

Dated: May 7, 2020

INTELLIA THERAPEUTICS, INC.

By:	/s/ John M. Leonard
John M. Leonard, M.D.
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Glenn G. Goddard
Glenn G. Goddard
Executive Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)