Form 10-Q
period 2020-06-30
Intellia Therapeutics, Inc.
filed 2020-08-06
CIK 1652130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

The number of shares outstanding of the registrant’s common stock as of July 31, 2020: 58,740,613 shares.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

INTELLIA THERAPEUTICS, INC.

Condensed Consolidated Balance Sheets (unaudited)

(Amounts in thousands except share and per share data)

	June 30, 2020	December 31, 2019
ASSETS
Current Assets:
Cash and cash equivalents	$361,687	$57,226
Marketable securities	75,117	222,500
Accounts receivable	3,864	4,620
Prepaid expenses and other current assets	5,699	5,135
Total current assets	446,367	289,481
Marketable securities - noncurrent	-	4,746
Property and equipment, net	16,402	17,996
Operating lease right-of-use assets	23,469	19,137
Other assets	4,592	2,920
Total Assets	$490,830	$334,280
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$7	$3,941
Accrued expenses	15,374	13,273
Current portion of operating lease liability	5,834	5,745
Current portion of deferred revenue	37,927	12,674
Total current liabilities	59,142	35,633
Deferred revenue, net of current portion	62,752	16,136
Long-term operating lease liability	17,349	12,630
Other long-term liabilities	-	-
Commitments and contingencies (Note 6)
Stockholders’ Equity:
Common stock, $0.0001 par value; 120,000,000 shares authorized; 58,724,238 and 50,198,044 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	6	5
Additional paid-in capital	716,503	570,493
Accumulated other comprehensive income	155	261
Accumulated deficit	(365,077)	(300,878)
Total stockholders’ equity	351,587	269,881
Total Liabilities and Stockholders’ Equity	$490,830	$334,280

See notes to condensed consolidated financial statements.

INTELLIA THERAPEUTICS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited)

(Amounts in thousands except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Collaboration revenue	$16,263	$11,118	$29,179	$21,551
Operating expenses:
Research and development	37,771	25,460	72,421	49,169
General and administrative	11,526	13,118	22,840	23,651
Total operating expenses	49,297	38,578	95,261	72,820
Operating loss	(33,034)	(27,460)	(66,082)	(51,269)
Interest income	641	1,777	1,883	3,646
Net loss	$(32,393)	$(25,683)	$(64,199)	$(47,623)
Net loss per share, basic and diluted	$(0.61)	$(0.56)	$(1.24)	$(1.05)
Weighted average shares outstanding, basic and diluted	53,369	45,814	51,938	45,526
Other comprehensive (loss) income:
Unrealized (loss) gain on marketable securities	(218)	196	(106)	283
Comprehensive loss	$(32,611)	$(25,487)	$(64,305)	$(47,340)

See notes to condensed consolidated financial statements.

INTELLIA THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows (unaudited)

(Amounts in thousands)

	Six Months Ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(64,199)	$(47,623)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,107	2,638
Equity-based compensation	8,921	8,996
Accretion of investment discounts	(268)	(2,630)
Changes in operating assets and liabilities:
Accounts receivable	756	3,359
Prepaid expenses and other current assets	(564)	(1,339)
Operating right-of-use assets	3,195	1,388
Other assets	239	125
Accounts payable	(3,899)	(293)
Accrued expenses	2,434	947
Deferred revenue	71,869	(13,772)
Operating lease liabilities	(2,719)	(926)
Net cash provided by (used in) operating activities	18,872	(49,130)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,881)	(2,474)
Purchases of marketable securities	(31,208)	(182,582)
Maturities of marketable securities	183,500	214,000
Net cash provided by investing activities	150,411	28,944
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock through follow-on offering, net of issuance costs of $0.4 million	107,732	-
Proceeds from issuance of common stock through at-the-market offerings, net of issuance costs of $0.1 million	14,722	7,912
Proceeds from issuance of common stock to Regeneron	12,580	-
Proceeds from options exercised	1,370	2,024
Issuance of shares through employee stock purchase plan	685	534
Net cash provided by financing activities	137,089	10,470
Net increase (decrease) in cash and cash equivalents and restricted cash equivalents	306,372	(9,716)
Cash and cash equivalents and restricted cash equivalents, beginning of period	57,226	58,856
Cash and cash equivalents and restricted cash equivalents, end of period	$363,598	$49,140

Reconciliation of cash, cash equivalents and restricted cash equivalents to condensed consolidated balance sheet:
Cash and cash equivalents	$361,687	$49,140
Restricted cash equivalents, included in other assets	1,911	-
Total cash, cash equivalents and restricted cash equivalents	$363,598	$49,140

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Purchases of property and equipment unpaid at period end	$432	$867
Right-of-use assets acquired under operating leases	7,527	1,343
Proceeds from at-the-market offerings unpaid at period end	-	27,140

See notes to condensed consolidated financial statements.

INTELLIA THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements (unaudited)

1.	Overview and Basis of Presentation

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

Liquidity

Since its inception through June 30, 2020, the Company has raised an aggregate of $889.8 million to fund its operations, of which $268.8 million was through its collaboration agreements, $170.5 million was from its initial public offering (“IPO”) and concurrent private placements, $249.1 million was from follow-on public offerings, $116.4 million was from at-the-market offerings and $85.0 million was from the sale of convertible preferred stock. The Company expects that its cash, cash equivalents and marketable securities as of June 30, 2020, as well as research and cost reimbursement funding from its collaboration agreement with Regeneron, will enable the Company to fund its ongoing operating expenses and capital expenditure requirements for at least the twelve-month period following the issuance of these condensed consolidated financial statements.
2.	Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies” to the consolidated financial statements included in the Annual Report for the year ended December 31, 2019. There have been no material changes during the six months ended June 30, 2020, other than as noted below.

Restricted Cash Equivalents

Restricted cash equivalents are money market funds held in collateral accounts that are restricted to secure a letter of credit in accordance with the lease for 281 Albany Street that the Company entered into in March of 2020 (see Note 8). The letter of credit is required to be maintained throughout the term of the lease, which is ten years. These restricted cash equivalents amount to $1.9 million and are reported in “Other Assets” in the Company’s condensed consolidated balance sheet.

Recent Accounting Pronouncements – Adopted

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). The new standard modifies disclosure requirements related to fair value measurement. The Company adopted ASU 2018-13 on January 1, 2020. The adoption did not have a material impact on the Company’s condensed consolidated financial statements as of and for the three or six months ended June 30, 2020.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). The standard changes how credit losses are measured for most financial assets and certain other instruments. For trade and other receivables, the standard requires the use of a new forward-looking “expected credit loss” model that generally will result in the earlier recognition of allowances for losses. For available-for-sale debt securities with unrealized losses, the standard now requires allowances to be recorded instead of reducing the amortized cost of the investment. With certain exceptions, the guidance is applied using a modified retrospective approach by reflecting adjustments through a cumulative-effect impact to retained earnings as of the beginning of the fiscal year of adoption. The Company adopted ASU 2016-13 on January 1, 2020. The adoption did not have a material effect on the Company’s condensed consolidated financial statements as of and for the three or six months ended June 30, 2020.

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

3.	Marketable Securities

The following table summarizes the Company’s available-for-sale marketable securities as of June 30, 2020 and December 31, 2019 at net book value:

	June 30, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Marketable securities:
U.S. Treasury securities	$41,487	$75	$-	$41,562
Financial institution debt securities	28,512	80	-	28,592
Corporate debt securities	4,963	-	-	4,963
Total	$74,962	$155	$-	$75,117

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Marketable securities:
U.S. Treasury securities	$159,361	$142	$(1)	$159,502
Financial institution debt securities	40,173	105	-	40,278
Corporate debt securities	18,966	1	-	18,967
Other asset-backed securities	8,485	14	-	8,499
Total	$226,985	$262	$(1)	$227,246

The amortized cost of available-for-sale securities is adjusted for amortization of premiums and accretion of discounts to maturity. At June 30, 2020 and December 31, 2019, the balance in the Company’s accumulated other comprehensive income was composed of activity related to the Company’s available-for-sale marketable securities. There were no material realized gains or losses in the six months ended June 30, 2020 or for the year ended December 31, 2019 and, as a result, the Company did not reclassify any amounts out of accumulated other comprehensive income during the period. The Company did not have any securities in a material unrealized loss position at June 30, 2020.

The Company's available-for-sale securities that are classified as short-term marketable securities in the condensed consolidated balance sheet mature within one year or less as of the balance sheet date. Available-for-sale securities that are classified as noncurrent in the condensed consolidated balance sheet are those that mature after one year but within five years from the balance sheet date and that the Company does not intend to dispose of within the next twelve months. At June 30, 2020 and December 31, 2019, the Company did not hold any investments that matured beyond five years of the balance sheet date.
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

As of June 30, 2020 and December 31, 2019, the Company’s financial assets recognized at fair value on a recurring basis consisted of the following:

	Fair Value as of June 30, 2020
	Total	Level 1	Level 2	Level 3
	(In thousands)
Cash equivalents	$354,282	$354,282	$-	$-
Marketable securities:
U.S. Treasury securities	41,562	41,562	-	-
Financial institution debt securities	28,592	-	28,592	-
Corporate debt securities	4,963	-	4,963	-
Total marketable securities	75,117	41,562	33,555	-
Total	$429,399	$395,844	$33,555	$-

	Fair Value as of December 31, 2019
	Total	Level 1	Level 2	Level 3
	(In thousands)
Cash equivalents	$46,917	$46,917	$-	$-
Marketable securities:
U.S. Treasury securities	159,502	159,502	-	-
Financial institution debt securities	40,278	-	40,278	-
Corporate debt securities	18,967	-	18,967	-
Other asset-backed securities	8,499	-	8,499	-
Total marketable securities	227,246	159,502	67,744	-
Total	$274,163	$206,419	$67,744	$-

The Company’s financial assets, which include cash equivalents and marketable securities, have been initially valued at the transaction price, and subsequently revalued at the end of each reporting period, utilizing third-party pricing services or other observable market data. The pricing services utilize industry standard valuation models and observable market inputs to determine value. After completing our validation procedures, the Company did not adjust or override any fair value measurements provided by the pricing services as of June 30, 2020 or December 31, 2019.

Other financial instruments, including accounts receivable, accounts payable and accrued expense, are carried at cost, which approximate fair value due to the short duration and term to maturity.
5.	Accrued Expenses

Accrued expenses consisted of the following:

	June 30, 2020	December 31, 2019
	(In thousands)
Accrued research and development	$7,160	$4,208
Employee compensation and benefits	5,677	6,311
Accrued legal and professional expenses	1,892	1,563
Accrued other	645	1,191
Total accrued expenses	$15,374	$13,273

6.	Commitments and Contingencies

Litigation

There have been no material changes to any of the outstanding litigation, nor is the Company a party to any new litigation, since December 31, 2019. For further information please see the notes to the consolidated financial statements included in the Company’s Annual Report for the year ended December 31, 2019.

License Agreements

The Company is party to license agreements, which include contingent payments. These payments will become payable if and when certain development, regulatory and commercial milestones are achieved. As of June 30, 2020, the satisfaction and timing of the contingent payments is uncertain and not reasonably estimable.
7.	Collaborations

To accelerate the development and commercialization of CRISPR/Cas9-based products in multiple therapeutic areas, the Company has formed, and intends to seek other opportunities to form, strategic alliances with collaborators who can augment its leadership in CRISPR/Cas9 therapeutic development. As of June 30, 2020, the Company’s accounts receivable and contract liabilities were primarily related to the Company’s collaboration with Regeneron Pharmaceuticals, Inc. (“Regeneron”). As of June 30, 2019, the Company’s accounts receivable and contract liabilities were primarily related to the Company’s collaborations with Regeneron and Novartis Institutes for BioMedical Research (“Novartis”).

The following table presents changes in the Company’s accounts receivable and contract liabilities during the six months ended June 30, 2020 and 2019 (in thousands):

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Six Months Ended June 30, 2020
Accounts receivable	$4,620	$101,049	$(101,805)	$3,864
Contract liabilities:
Deferred revenue	$28,810	$87,477	$(15,608)	$100,679

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Six Months Ended June 30, 2019
Accounts receivable	$7,547	$7,779	$(11,138)	$4,188
Contract liabilities:
Deferred revenue	$55,932	$2,000	$(15,772)	$42,160

During the six months ended June 30, 2020 and 2019, the Company recognized the following revenues as a result of changes in the contract liability balance (in thousands):

	Six Months Ended June 30,
Revenue recognized in the period from:	2020	2019
Amounts included in the contract liability at the beginning of the period	$5,674	$15,772

Costs to obtain and fulfill a contract

The Company did not incur any expenses to obtain collaboration agreements and costs to fulfill those contracts do not generate or enhance resources of the Company. As such, no costs to obtain or fulfill a contract have been capitalized in any period.

Regeneron Pharmaceuticals, Inc.

In April 2016, the Company entered into a license and collaboration agreement with Regeneron (the “2016 Regeneron Agreement”). The 2016 Regeneron Agreement has two principal components: i) a product development component under which the parties will research, develop and commercialize CRISPR/Cas-based therapeutic products primarily focused on genome editing in the liver, and ii) a technology collaboration component, pursuant to which the Company and Regeneron will engage in research-related activities aimed at discovering and developing novel technologies and improvements to CRISPR/Cas technology to enhance the Company’s genome editing platform. Under this agreement, the Company also may access the Regeneron Genetics Center and proprietary mouse models to be provided by Regeneron for a limited number of the Company’s liver programs.

On May 30, 2020, the Company entered into (i) amendment no. 1 (the “2020 Regeneron Amendment”) to the 2016 Regeneron Agreement, (ii) co-development and co-funding agreements for the treatment of hemophilia A and hemophilia B (the “Hemophilia Co/Co”) agreements and (iii) a stock purchase agreement (the “2020 Stock Purchase Agreement”).

2016 Regeneron Agreement: Scope. Under the initial six-year term of the 2016 Regeneron Agreement, Regeneron obtained exclusive rights for up to ten targets (the “Regeneron Target Cap”) to be chosen by Regeneron during the Technology Collaboration Term, as defined in the 2016 Regeneron Agreement, subject to a target selection process and various adjustments and limitations set forth in the 2016 Regeneron Agreement. Of these ten total targets, Regeneron may select up to five non-liver targets, while the remaining targets must be focused in the liver. The Company retains the exclusive right to solely develop certain in vivo products directed against specified genetic targets as well as certain non-liver targets from the Company’s ongoing and planned research activities. During the collaboration term, and subject to a target selection process, the Company has the right to choose additional liver targets for its own development using commercially reasonable efforts. Certain targets that either the Company or Regeneron select during the collaboration term may be subject to co-development and co-promotion (“Co/Co”) agreements at the Company or Regeneron’s option. Regeneron has the option to enter into Co/Co agreements for up to five liver targets (other than the Company’s reserved liver targets) and the Company has the option to enter into one Intellia Independent Co/Co Option (as defined in the 2016 Regeneron Agreement). At the inception of the 2016 Regeneron Agreement, Regeneron selected the first of its ten targets, transthyretin amyloidosis (“ATTR”), which is subject to a Co/Co agreement between the Company and Regeneron (the “ATTR Co/Co”). The general terms and conditions for the ATTR Co/Co were outlined within the 2016 Regeneron Agreement.

In addition, the Company granted Regeneron a non-exclusive, worldwide license, pursuant to which the Company and Regeneron will engage in research related activities aimed at discovering and developing novel technologies and improvements to CRISPR/Cas technology to enhance the Company’s genome editing platform.

2016 Regeneron Agreement: Financial Terms. In connection with the 2016 Regeneron Agreement, the Company received a nonrefundable upfront payment of $75.0 million. In addition, on Regeneron programs that are not subject to Co/Co agreements, the Company may be eligible to earn, on a per-licensed target basis, (i) up to $25.0 million in development milestones, including for the dosing of the first patient in each of Phase I, Phase II and Phase III clinical trials, (ii) up to $110.0 million in regulatory milestones, including for the acceptance of a regulatory filing in the U.S., and for obtaining regulatory approval in the U.S. and in certain other identified countries and (iii) up to $185.0 million in sales-based milestone payments. The Company is also eligible to earn royalties ranging from the high-single digits to low teens, in each case, on a per-product basis, which royalties are potentially subject to various reductions and offsets and incorporate the Company’s existing low- to mid-single-digit royalty obligations under a license agreement with Caribou Biosciences, Inc. (“Caribou”). In connection with the 2016 Regeneron Agreement, Regeneron purchased $50.0 million of the Company’s common stock in a private placement under a stock purchase agreement concurrent with the Company’s IPO.

2020 Regeneron Amendment: Scope. The 2020 Regeneron Amendment, among other things, (i) extends the Technology Collaboration Term until April 11, 2024, with a further option to extend an additional twenty-four months upon notice and a $30.0 million nonrefundable payment to the Company, (ii) increases the Regeneron Target Cap from ten to fifteen (with the additional five targets focused only in the liver) and (iii) allows for a second Intellia Independent Co/Co Option. The Company also granted a non-exclusive license to Regeneron under certain CRISPR/Cas platform IP for the commercialization of up to ten ex vivo edited CRISPR Products (as defined in the 2020 Regeneron Amendment) made using certain cell types, subject to certain limitations on Regeneron’s activities in T cells. The ex vivo license does not include access to the Company’s IP directed to its ex vivo targets, programs, or cell engineering processes. This non-exclusive license is subject to royalty obligations such that the Company is eligible to earn royalties on ex vivo edited CRISPR Products ranging from the high-single digits to low teens, in each case, on a per-product basis, subject to various reductions and offsets and the Company’s existing royalty obligations to Caribou. The Company transferred the license to develop the Factor VIII target for the treatment of hemophilia A to Regeneron. In addition, a target that was previously a Regeneron evaluation target was transferred back to the Company as an Intellia reserved liver target.

In connection with the 2020 Regeneron Amendment, the Company and Regeneron also entered into the Hemophilia Co/Co agreements, which are directed to Factor VIII and Factor IX for the treatment of hemophilia A and hemophilia B. Factor VIII and Factor IX do not count toward the Regeneron Target Cap. Under the Hemophilia Co/Co agreements, which are substantially based upon the terms and conditions as outlined under the 2016 Regeneron Agreement, the Company and Regeneron will collaborate to research, develop, manufacture, and commercialize CRISPR Products for the treatment of hemophilia A and hemophilia B, for which Regeneron will be the Lead Party (as discussed below). Further, worldwide development costs and profits of any future products will be split between the Company and Regeneron, 35% and 65%, respectively, subject to certain deductions.

2020 Regeneron Amendment: Financial Terms. As part of the consideration for the 2020 Regeneron Amendment, Regeneron paid the Company an upfront payment of $70.0 million, which included the $25.0 million fee to extend the Technology Collaboration Term to April 2024. The potential future milestones and royalties remain unchanged from the 2016 Regeneron Agreement. In addition, on May 30, 2020, the Company and Regeneron entered into the 2020 Stock Purchase Agreement. Under the 2020 Stock Purchase Agreement, the Company sold to Regeneron 925,218 shares of its common stock, par value $0.0001 per share, for aggregate cash consideration of $30.0 million, or $32.42 per share (the “Equity Transaction”), representing a 100% premium over the volume-weighted average trading price of the Company’s common stock during the 30-day period prior to the closing of the Equity Transaction. Under the 2020 Stock Purchase Agreement, Regeneron will not dispose of any shares of common stock it beneficially owns in the Company until the termination of the Technology Collaboration Term.

Research Collaboration. Research activities under the 2016 Regeneron Agreement and the 2020 Regeneron Amendment (collectively the “Amended Agreements”) will be governed by evaluation and research and development plans that will outline the parties’ responsibilities under, anticipated timelines of and budgets for, the various programs. The Company will assist Regeneron with the preliminary evaluation of its selected in vivo targets, and Regeneron will be responsible for preclinical research, conducting clinical development and manufacturing and commercialization of CRISPR Products directed to each of its exclusive selected targets. The Company may assist, as requested by Regeneron, with the later discovery and research of product candidates directed to any selected target. For each selected target, Regeneron is required to use commercially reasonable efforts to submit regulatory filings necessary to achieve investigational new drug (“IND”), or other regulatory acceptance for at least one product directed to each applicable target and, following IND acceptance, to develop and commercialize at least one such product.

Governance. Pursuant to the 2016 Regeneron Agreement, the parties formed a joint steering committee, which is responsible for setting research objectives and overseeing the general strategies and research and development activities undertaken by the parties.

Term and Termination. Under the Amended Agreements, the Technology Collaboration Term ends in April 2024, except that Regeneron may make a one-time payment of $30.0 million to extend the Technology Collaboration Term for an additional two-year period. The Amended Agreements will continue until the date when no royalty or other payment obligations are due, unless earlier terminated in accordance with the terms of the Amended Agreements. Regeneron’s royalty payment obligations expire on a country-by-country and product-by-product basis upon the later of (i) the expiration of the last valid claim of the royalty-bearing patents covering such product in such country, (ii) twelve years from the first commercial sale of such product in such country, or (iii) the expiration of regulatory exclusivity for such product. The Company may terminate the Amended Agreements on a target-by-target basis if Regeneron or any of its affiliates institutes a patent challenge against the Company’s CRISPR/Cas or certain other background patent rights or does not proceed with the development of a product directed to a selected target within specified periods of time. Regeneron may terminate the Amended Agreements, without cause, upon 180 days written notice to the Company, either in its entirety or on a target-by-target basis, in which event, certain rights in the terminated targets and associated IP revert to the Company, as described in the Amended Agreements. Following such termination, the Company may owe Regeneron royalties, in certain circumstances, up to mid-single digits on any terminated targets that the Company subsequently commercializes on a product-by-product basis for a period of twelve years after the first commercial sale of any such products. Either party may terminate the Amended Agreements, either in their entirety or with respect to the research collaboration or one or more of the targets selected by Regeneron, in the event of the other party’s uncured material breach.

Co-Development and Co-Promotion Agreements. In July 2018, the Company and Regeneron finalized the form of the Co/Co agreement that will be used as the basis for each Co/Co agreement directed to a target. Simultaneously, the Company and Regeneron executed the ATTR Co/Co agreement, for which the Company is the clinical and commercial Lead Party and Regeneron is the Participating Party (each, as defined in the Co/Co agreements, as applicable, and described below). In May 2020, the Company and Regeneron executed the Hemophilia Co/Co agreements, for which Regeneron is the clinical and commercial Lead Party and the Company is the Participating Party.

Co-Development and Co-Promotion: Agreement Structure. Under the 2016 Regeneron Agreement, Regeneron had the right to exercise at least four options, after TTR, to enter into a Co/Co agreement for the Company’s liver targets (other than the Company’s reserved liver targets), while the Company had the opportunity to exercise at least one option to enter into a Co/Co agreement for Regeneron’s liver targets, the exact number of options being subject to certain conditions of the target selection process. In connection with the 2020 Regeneron Amendment, the Company received one additional option to enter into a Co/Co agreement, while Regeneron’s number of Co/Co options remained the same. Each option to enter into a Co/Co agreement must be exercised (or forfeited) once a target reaches a defined preclinical stage. One party will be the “Lead Party” and the other party the “Participating Party.” The Lead Party will have control and primary responsibility for the development, manufacturing, regulatory, and commercial activities. The Participating Party will have the right to consult on these activities through its participation on the joint development and commercialization committees and will have the right to co-fund development and commercialization activities in exchange for a share of profits. In general, under each Co/Co agreement, the parties will share equally in worldwide development costs and profits of any future products. Prior to reaching a specific development milestone, the Participating Party may elect to reduce its share of worldwide development costs and profits by 50%. Pursuant to the ATTR Co/Co, on December 13, 2019, Regeneron informed the Company that it would exercise its rights under the ATTR Co/Co agreement to modify its share of worldwide development costs and profits from 50% to 25%, effective in mid-June 2020.

As noted above, in connection with the 2020 Regeneron Amendment, the Company and Regeneron entered into two Hemophilia Co/Co agreements. Under the Hemophilia Co/Co agreements, which are substantially based upon the Company and Regeneron’s previously agreed-upon form of Co/Co agreement, but do not count toward Regeneron’s total number of Co/Co options, the Company and Regeneron will collaborate to research, develop, manufacture, and commercialize CRISPR Products for the treatment of hemophilia A and hemophilia B. Regeneron will be the clinical and commercial lead for such activities.

Co-Development and Co-Promotion: Governance. The parties formed joint development and commercialization committees to oversee all profit share products under the Co/Co agreements as discussed below. The committees are responsible for overseeing the development, manufacture, regulatory matters, and commercialization (including pricing and reimbursement) efforts under the ATTR Co/Co and the Hemophilia Co/Co agreements.

Co-Development and Co-Promotion: Termination. Either party may terminate a particular Co/Co agreement by providing 180 days written notice. If the Company terminates, the product subject to the Co/Co agreement becomes a Regeneron product, and is subject to all future milestone and royalty payment obligations under the 2016 Regeneron Agreement. If Regeneron terminates and has contributed at least $5.0 million in development costs under the particular Co/Co agreement, the Company will pay low- to mid-single-digit royalties on the net sales of the product, depending on co-funding percentage, stage at termination and, if any, Regeneron IP incorporated into the relevant product.

2016 Regeneron Agreement: Accounting Analysis. The Company determined that the 2016 Regeneron Agreement is within the scope of ASU 2014-09, Revenue from Contracts with Customers (Topic 606), and its related amendments (collectively known as “ASC 606”). The Company evaluated the promised goods and services under the 2016 Regeneron Agreement and determined that it included three performance obligations: (i) a combined performance obligation including the licenses to targets and the associated research activities and evaluation plans; (ii) a combined performance obligation including the technology collaboration and associated research activities; and (iii) the common stock.

Under the 2016 Regeneron Agreement, the Company determined that the transaction price was $125.0 million, consisting of the following consideration: (i) the nonrefundable upfront payment of $75.0 million; and (ii) the payment of the common stock of $50.0 million. None of the clinical or regulatory milestones were included in the transaction price, as all milestone amounts were fully constrained. As part of its evaluation of the constraint, the Company considered numerous factors, including that receipt of the milestones is outside the control of the Company and contingent upon success in future regulatory progress and the licensee’s efforts. Any consideration related to sales-based milestones and royalties will be recognized when the related sales occur as they were determined to relate predominantly to the licenses granted to Regeneron and therefore have also been excluded from the transaction price.

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

2020 Regeneron Amendment: Accounting Analysis. The Company concluded that the accounting for the 2020 Regeneron Amendment is within the scope of ASC 606. The Company evaluated the promised goods and services under the 2020 Regeneron Amendment and determined that it included three performance obligations: (i) a combined performance obligation including the licenses to targets and the associated research activities and evaluation plans; (ii) a combined performance obligation including the technology collaboration and associated research activities; and (iii) the transfer of the license to develop the Factor VIII target for hemophilia A. The 2020 Regeneron Amendment represents a contract modification. The modification of the license to targets and the associated research activities and evaluation plans and the license to the technology collaboration and associated research activities are accounted for as if they were part of the original agreement and therefore form part of a performance obligation that was partially satisfied at the date of modification. The Company therefore recorded a cumulative catch-up adjustment of $8.4 million on the modification date. The Company accounted for the distinct performance obligation – specifically the obligation to transfer the license to develop the Factor VIII target for hemophilia A - as if it were a separate component of the modified contract.

The transaction price of the 2020 Regeneron Amendment was determined to be $110.9 million, which is comprised of the $23.5 million remaining consideration from the 2016 Regeneron Agreement transferred at the inception of the arrangement, the $70.0 million upfront payment received upon the execution of the 2020 Regeneron Amendment and $17.4 million on the sale of shares under the 2020 Stock Purchase Agreement. The Company applied equity accounting guidance to measure the $12.6 million fair value recorded in the condensed consolidated statement of stockholders’ equity upon issuance of the shares. All variable consideration will be fully constrained, until such point where the constraints can be lifted, at which point the Company will allocate the consideration to the performance obligations in the arrangement accordingly.

The $110.9 million transaction price was allocated to the performance obligations including the licenses to targets and associated research activities and evaluation plans, the combined performance obligation including the technology collaboration and associated research activities and the transfer of the license to develop the Factor VIII target for hemophilia A, on a relative standalone selling price basis. The Company estimated the standalone selling price of the transfer of the license to develop the Factor VIII target for hemophilia A using the adjusted market assessment approach, whereby the Company estimated the market in which it sells goods or services and estimated the price that a customer in that market would be willing to pay for those goods or services. The Company estimated the standalone selling price of the combined performance obligation of the technology collaboration and associated research activities by taking into consideration internal estimates of research and development personnel needed to perform the research and development services. The estimated standalone selling price of the combined performance obligation, including the licenses to targets and the associated research activities and evaluation plans, was determined using selling prices of comparable transactions.

As a result of this evaluation, the Company allocated $91.9 million to the combined performance obligation including the licenses to targets and associated research activities and evaluation plans, $3.7 million to the combined performance obligation including the technology collaboration and associated research activities, and $15.3 million to the transfer of the license to develop the Factor VIII target for hemophilia A.

The $91.9 million allocated to the combined performance obligation, including the licenses to targets and associated research activities and evaluation plans, as well as the $3.7 million allocated to the combined performance obligation, including the technology collaboration and associated research activities, are being recognized using a time elapsed inputs method over the remaining period of the collaboration which, in management’s judgment, is the best measure of progress towards satisfying the performance obligation as this method provides the most faithful depiction of the entity’s performance in transferring control of the goods and services promised to Regeneron and represents the Company’s best estimate of the period of the obligation. The Company will re-evaluate the transaction price in each reporting period and when events whose outcome are resolved or other changes in circumstances occur. The $15.3 million allocated to the transfer of the license to develop the Factor VIII target for hemophilia A will be recognized at a point in time when the Company transfers control of the hemophilia A target, which is expected to be in 2020.

Co/Co Agreements: Accounting Analysis. The Company concluded that the ATTR Co/Co and Hemophilia Co/Co agreements meet the definition of a collaborative arrangement per Accounting Standards Codification 808, Collaborative Arrangements (“ASC 808”), which is outside of the scope of ASC 606. Since ASC 808 does not provide recognition and measurement guidance for collaborative arrangements, the Company has analogized to ASC 606. As such, the Company classifies cumulative amounts paid or received under the cost sharing provisions of the ATTR Co/Co and the Hemophilia Co/Co agreements as a component of revenues in the condensed consolidated statements of operations and comprehensive loss, to the extent that this does not result in a cumulative “negative revenue” amount, in which case the cumulative shortfall would be reclassified as an expense.

Revenue Recognition – Collaboration Revenue. Through June 30, 2020, excluding amounts allocated to Regeneron’s purchase of the Company’s common stock, the Company recorded $145.0 million in upfront payments under the Amended Agreements and $32.6 million primarily for research and development services under the ATTR Co/Co agreement. Through June 30, 2020, the Company has recognized $94.4 million of collaboration revenue under all arrangements, including $16.3 million and $24.2 million during the three and six months ended June 30, 2020, respectively, and $6.3 million and $12.0 million during the three and six months ended June 30, 2019, respectively, in the condensed consolidated statements of operations and comprehensive loss. This includes $3.8 million and $8.6 million during the three and six months ended June 30, 2020, respectively, and $3.2 million and $5.8 million during the three and six months ended June 30, 2019, respectively, primarily representing payments due from Regeneron pursuant to the ATTR Co/Co agreement.

As of June 30, 2020, there was approximately $85.3 million of the aggregate transaction price of the Amended Agreements remaining to be recognized, which the Company expects to be recognized ratably through April 2024. In addition, $15.3 million of the aggregate transaction price, related to the transfer of the license to develop the Factor VIII target for hemophilia A, remains to be recognized, which the Company expects to be recognized when control is transferred.

As of June 30, 2020 and December 31, 2019, the Company had accounts receivable of $3.9 million and $3.6 million, respectively, and deferred revenue of $100.7 million and $28.8 million, respectively, related to the Amended Agreements.

Novartis Institutes for BioMedical Research, Inc.

In December 2014, the Company entered into a strategic collaboration agreement with Novartis (the “2014 Novartis Agreement”), primarily focused on the research of new ex vivo CRISPR/Cas9-edited therapies using chimeric antigen receptor T (“CAR-T”) cells and hematopoietic stem cells (“HSCs”). The agreement was amended in December 2018 (the “Novartis Amendment”) to also include research on ocular stem cells (“OSCs”). In December 2019, per the terms of the 2014 Novartis Agreement, the research term ended, although the 2014 Novartis Agreement remains in effect, for which the Company will be eligible to receive milestone and royalty payments in the future. Since December 31, 2019, there have been no material changes to the key terms of the 2014 Novartis Agreement and the Novartis Amendment. For further information on the terms and conditions of these agreements, please see the notes to the consolidated financial statements included in the Company’s Annual Report for the year ended December 31, 2019.

Revenue Recognition – Collaboration Revenue. Through June 30, 2020, excluding amounts allocated to Novartis’ purchase of the Company’s Class A-1 and Class A-2 Preferred Units, the Company had recorded a total of $62.4 million in cash under the 2014 Novartis Agreement and the Novartis Amendment. Through June 30, 2020, the Company recognized $62.4 million of collaboration revenue. No revenue was recognized during the three months ended June 30, 2020 related to the 2014 Novartis Agreement and the Novartis Amendment. The Company recognized $4.8 million and $9.5 million during the three and six months ended June 30, 2019, in the condensed consolidated statements of operations and comprehensive loss related to the 2014 Novartis Agreement and the Novartis Amendment. As of December 31, 2019, the aggregate transaction price had been recognized in full.

Revenue Recognition – Milestone. During the six months ended June 30, 2020, the U.S. Food and Drug Administration (“FDA”) accepted the IND application submitted by Novartis for a CRISPR/Cas9-based engineered cell therapy for the treatment of sickle cell disease. As a result of meeting this milestone, the Company recognized $5.0 million as collaboration revenue within the condensed consolidated statement of operations and comprehensive loss. No other milestones under the 2014 Novartis Agreement and the Novartis Amendment were achieved during the three or six months ended June 30, 2020 or 2019. The Company is eligible to receive additional downstream success-based milestones and royalties.

As of June 30, 2020, the Company had no accounts receivable related to the 2014 Novartis Agreement and the Novartis Amendment. As of December 31, 2019, the Company had accounts receivable of $1.0 million related to the 2014 Novartis Agreement and the Novartis Amendment. As of June 30, 2020 and December 31, 2019, the Company had no deferred revenue related to the 2014 Novartis Agreement and the Novartis Amendment.
8.	Leases

In October 2014, the Company entered into an agreement to lease office and laboratory space at 130 Brookline Street (the “130 Brookline Lease”) in Cambridge, Massachusetts under an operating lease agreement with a term through January 2020, with an option to extend the term of the lease for an additional five-year period. In April 2019, the Company executed an amendment to the lease to extend the term of the lease for the additional five-year period, through January 2025. Upon the execution of the original lease, the Company provided a $0.3 million security deposit. The Company has recorded this security deposit in other assets on the condensed consolidated balance sheets. In March 2020, the Company entered into a second amendment to the 130 Brookline Lease (the “Second Amendment”). The Second Amendment amends certain terms of the Company’s existing lease, dated October 21, 2014, as amended on April 5, 2019. The Second Amendment extends the term of the 130 Brookline Lease by approximately six years through January 31, 2031. This extended term is included as part of the lease liability and right-of-use asset at June 30, 2020. The Second Amendment also provides an option to extend the lease for two consecutive five-year terms. The Company recognized a right-of-use asset and lease liability of approximately $7.3 million related to the Second Amendment.

In March 2020, the Company entered into an agreement to lease approximately 39,000 square feet of office and laboratory space at 281 Albany Street in Cambridge, Massachusetts under an operating lease agreement (the “281 Albany Lease”). The 281 Albany Lease is expected to commence on October 1, 2020, and the Company’s obligation to pay rent will start on the date that is six months after the commencement date or the date on which the Company occupies the premises, whichever occurs earlier (the “Rent Commencement Date”). The initial term of the 281 Albany Lease is ten years following the Rent Commencement Date. The base rent under the 281 Albany Lease is $99.00 per square foot per year during the first year of the term, which is subject to scheduled annual increases up to $128.87 per square foot per year during the last year of the initial term, plus certain operating expenses and taxes. In addition, the landlord will contribute an aggregate of $4.4 million toward the cost of construction and tenant improvements for the premises. In accordance with the 281 Albany Lease, the Company is required to maintain a letter of credit in the amount of $1.9 million that is restricted for the term of the lease. These restricted cash equivalents are reported in “Other Assets” in the Company’s condensed consolidated balance sheet. The Company has the option to extend the 281 Albany Lease for two successive five-year terms.

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

As of June 30, 2020, there were 2,104,706 shares available for future issuance. The number of shares reserved for issuance under the 2015 Plan shall be cumulatively increased by four percent of the number of shares of stock issued and outstanding on the immediately preceding December 31 or such lesser number of shares of stock as determined by the board of directors.

Equity-based compensation expense is classified in the condensed consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)
Research and development	$2,390	$2,096	$4,550	$3,879
General and administrative	2,374	2,308	4,371	5,117
Total	$4,764	$4,404	$8,921	$8,996

Restricted Stock

Restricted stock is measured at fair value based on the quoted price of the Company’s common stock.

The following table summarizes the Company’s restricted stock activity for the six months ended June 30, 2020:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested restricted stock as of December 31, 2019	71,875	$22.88
Granted	181,020	15.05
Vested	-	-
Cancelled	(4,410)	15.05
Unvested restricted stock as of June 30, 2020	248,485	$17.31

As of June 30, 2020, there was $2.3 million of unrecognized equity-based compensation expense related to restricted stock that is expected to vest. These costs are expected to be recognized over a weighted average remaining vesting period of 2.3 years. As of June 30, 2020, 71,875 of the unvested restricted stock outstanding are performance-based RSUs that vest upon obtaining certain scientific, financial and regulatory milestones through 2020. These performance-based RSUs are not included in computing the diluted loss per share because the performance criteria had not been met as of the end of the reporting period.

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

Stock Options

The weighted average grant date fair value of options, estimated as of the grant date using the Black-Scholes option pricing model, was $9.04 and $8.16 per option for those options granted during the three and six months ended June 30, 2020 and $9.22 and $9.07 per option for those options granted during the three and six months ended June 30, 2019, respectively. The total intrinsic value (the amount by which the fair market value exceeded the exercise price) of stock options exercised during the three and six months ended June 30, 2020 was $0.5 million and $0.8 million, respectively, and during the three and six months ended June 30, 2019 was $1.3 million and $1.5 million, respectively. Key assumptions used to apply this pricing model were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Risk-free interest rate	0.4%	2.1%	0.9%	2.4%
Expected life of options	5.5-6.0 years	5.5-6.0 years	5.5-6.0 years	5.5-6.0 years
Expected volatility of underlying stock	70.2%	67.9%	67.3%	68.6%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

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

The Company uses the market closing price of its common stock as reported on the Nasdaq Global Select Market to determine the fair value of the shares of common stock underlying stock options. The following is a summary of stock option activity for the six months ended June 30, 2020:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding at December 31, 2019	5,365,971	$15.67
Granted	2,586,815	13.59
Exercised	(137,210)	9.99
Forfeited	(234,536)	16.82
Outstanding at June 30, 2020	7,581,040	$15.03	8.18	$49,006
Exercisable at June 30, 2020	3,114,690	$14.63	6.85	$22,023

As of June 30, 2020, there was $39.1 million of unrecognized compensation cost related to stock options that have not yet vested. These costs are expected to be recognized over a weighted average remaining vesting period of 2.7 years.

Of the unvested stock options outstanding as of June 30, 2020, 183,750 are performance-based stock options that vest upon obtaining certain scientific, financial and regulatory milestones through 2020. At June 30, 2020, 143,750 performance-based options are not included in computing the diluted loss per share because the performance criteria had not been met as of the end of the reporting period.
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

Basic and diluted loss per share was calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)
Net loss	$(32,393)	$(25,683)	$(64,199)	$(47,623)
Weighted average shares outstanding, basic and diluted	53,369	45,814	51,938	45,526
Net loss per share, basic and diluted	$(0.61)	$(0.56)	$(1.24)	$(1.05)

The following common stock equivalents were excluded from the calculation of diluted loss per share because their inclusion would have been anti-dilutive:

	Three and Six Months Ended June 30,
	2020	2019
	(In thousands)
Unvested restricted stock	248	73
Stock options	7,581	5,315
	7,829	5,388

11.	Stockholders’ Equity

The following tables present changes in stockholders’ equity for the six-month periods ended June 30, 2020 and 2019 (in thousands, except share data):

			Additional	Accumulated Other		Total
	Common		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2019	50,198,044	$5	$570,493	$261	$(300,878)	$269,881
Issuance of common stock through at-the-market offerings, net of issuance costs of $48	351,252	-	5,079	-	-	5,079
Exercise of stock options	53,579	-	336	-	-	336
Equity-based compensation	-	-	4,157	-	-	4,157
Other comprehensive income	-	-	-	112	-	112
Net loss	-	-	-	-	(31,806)	(31,806)
Balance at March 31, 2020	50,602,875	5	580,065	373	(332,684)	247,759
Issuance of common stock through follow-on offering, net of issuance costs of $369	6,301,370	1	107,731	-	-	107,732
Issuance of common stock in private placement with Regeneron	925,218	-	12,580	-	-	12,580
Issuance of common stock through at-the-market offerings, net of issuance costs of $23	755,848	-	9,643	-	-	9,643
Exercise of stock options	83,631	-	1,035	-	-	1,035
Issuance of shares under employee stock purchase plan	55,296	-	685	-	-	685
Equity-based compensation	-	-	4,764	-	-	4,764
Other comprehensive loss	-	-	-	(218)	-	(218)
Net loss	-	-	-	-	(32,393)	(32,393)
Balance at June 30, 2020	58,724,238	$6	$716,503	$155	$(365,077)	$351,587

			Additional	Accumulated Other		Total
	Common		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	(Loss) Income	Deficit	Equity
Balance at December 31, 2018	45,224,480	$5	$478,968	$(28)	$(201,025)	$277,920
Retroactive adjustment to beginning accumulated deficit for adoption of ASC 842	-	-	-	-	(320)	(320)
Issuance of common stock through at-the-market offerings, net of issuance costs of $120	223,818	-	3,639	-	-	3,639
Exercise of stock options	30,800	-	360	-	-	360
Equity-based compensation	-	-	4,592	-	-	4,592
Other comprehensive income	-	-	-	87	-	87
Net loss	-	-	-	-	(21,940)	(21,940)
Balance at March 31, 2019	45,479,098	5	487,559	59	(223,285)	264,338
Issuance of common stock through at-the-market offerings, net of issuance costs of $3	1,986,579	-	31,413	-	-	31,413
Exercise of stock options	203,072	-	1,664	-	-	1,664
Issuance of shares under employee stock purchase plan	45,826	-	534	-	-	534
Equity-based compensation	-	-	4,404	-	-	4,404
Other comprehensive income	-	-	-	196	-	196
Net loss	-	-	-	-	(25,683)	(25,683)
Balance at June 30, 2019	47,714,575	$5	$525,574	$255	$(248,968)	$276,866

Follow-on Offering

On June 1, 2020, the Company entered into an underwriting agreement related to a public offering of 6,301,370 shares of its common stock, par value $0.0001 per share, including the exercise in full by the underwriters of their option to purchase an additional 821,917 shares, at the public offering price of $18.25 per share. The offering closed on June 5, 2020 and the Company received net proceeds of $107.7 million, after deducting the underwriting discount, commissions and approximately $0.4 million in offering expenses.

Shares Issued In Private Placement to Regeneron

As described in Note 7 above, in May 2020 the Company entered into an amendment to its collaboration agreement with Regeneron that was entered into in April 2016. Simultaneously, the Company and Regeneron entered into the 2020 Stock Purchase Agreement, under which the Company sold to Regeneron 925,218 shares of its common stock, par value $0.0001 per share, for aggregate cash consideration of $30.0 million, or $32.42 per share, representing a 100% premium over the volume-weighted average trading price of the Company’s common stock during the 30-day period prior to the closing. Under the 2020 Stock Purchase Agreement, Regeneron will not dispose of any shares of common stock it beneficially owns in the Company until the termination of the Technology Collaboration Term (see Note 7). After applying equity accounting guidance to measure the issuance of the shares, $12.6 million was recorded as fair value in the condensed consolidated statement of stockholders’ equity for the shares.

At-the-Market Offering Programs

In October 2018, the Company entered into an Open Market Sale Agreement (the “2018 Sales Agreement”) with Jefferies LLC (“Jefferies”), under which Jefferies was able to offer and sell, from time to time in “at-the-market” offerings, shares of its common stock having aggregate gross proceeds of up to $100.0 million. The Company paid to Jefferies cash commissions of 3.0% of the gross proceeds of sales of common stock under the 2018 Sales Agreement. The Company issued 5,890,648 shares of its common stock at an average price of $16.98 per share in accordance with the 2018 Sales Agreement for aggregate net proceeds of $96.4 million, after payment of cash commissions to Jefferies and approximately $0.6 million related to legal, accounting and other fees in connection with the sales. All shares related to the 2018 Sales Agreement had been sold as of December 31, 2019.

In August 2019, the Company entered into an Open Market Sale Agreement (the “2019 Sales Agreement”) with Jefferies, under which Jefferies was able to offer and sell, from time to time in “at-the-market” offerings, common stock having aggregate gross proceeds of up to $150.0 million. The Company agreed to pay Jefferies cash commissions of 3.0% of the gross proceeds of sales of common stock under the 2019 Sales Agreement. During the year ended December 31, 2019, the Company issued 287,231 shares of its common stock, in a series of sales, at an average price of $16.48 per share, in accordance with the 2019 Sales Agreement for aggregate net proceeds of $4.4 million, after payment of cash commissions to Jefferies and approximately $0.2 million related to legal, accounting and other fees in connection with the sales. During the six months ended June 30, 2020, the Company issued 1,107,100 shares of its common stock in a series of sales at an average price of $13.78 per share in accordance with the 2019 Sales Agreement, for aggregate net proceeds of $14.7 million after payment of cash commissions to Jefferies and approximately $0.1 million related to legal, accounting and other fees in connection with the sales.

As of June 30, 2020, $130.0 million in shares of common stock remain eligible for sale under the 2019 Sales Agreement.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Information

This Quarterly Report on Form 10-Q contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may be identified by such forward-looking terminology as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. Our forward-looking statements are based on a series of expectations, assumptions, estimates and projections about our company, are not guarantees of future results or performance and involve substantial risks and uncertainty. We may not actually achieve the plans, intentions or expectations disclosed in these forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in these forward-looking statements. Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including the risks and uncertainties inherent in our statements regarding:

•	the anticipated timing of the initiation of our clinical studies for NTLA-2001, our program for the treatment of transthyretin amyloidosis;
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
•

our plans to negotiate, and ability to agree to terms with Caribou Biosciences, Inc. (“Caribou”) in accordance with the September 2019 interim award issued by the arbitration panel in our arbitration against Caribou (the “Caribou Arbitration”), including the scope of such arrangement and the timing and amount of payment under any such arrangement as well as the potential to initiate additional arbitration or legal proceedings if negotiations are not successful;

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

Our strategy is to build a full-spectrum genome editing company, by leveraging our CRISPR/Cas9 platform across two areas: in vivo applications, in which CRISPR/Cas9 is the therapy, delivered to target cells within the body; and ex vivo applications, in which CRISPR/Cas9 creates the therapy of engineered human cells. All of our revenue to date has been collaboration revenue. Since our inception and through June 30, 2020, we have raised an aggregate of approximately $889.8 million to fund our operations, of which $268.8 million was through our collaboration agreements, $170.5 million was from our initial public offering and concurrent private placements, $249.1 million was from follow-on offerings, $116.4 million was from at-the-market offerings and $85.0 million was from the sale of convertible preferred stock.

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

In Vivo Programs

Our selection criteria include identifying diseases that originate in the liver; have well-defined mutations that can be addressed by a single knockout, repair or insertion approach; have readily measurable therapeutic endpoints with observable clinical responses; and for which effective treatments are absent, limited or unduly burdensome. Our initial in vivo indications target genetic liver diseases, including ATTR and HAE, using a knockout approach. Our current efforts on in vivo delivery focus on the use of LNPs for delivery of the CRISPR/Cas9 complex to the liver.

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

In non-human primate (“NHP”) studies, we have demonstrated our ability to reduce circulating TTR protein to estimated therapeutically relevant levels after a single systemic administration of LNPs containing our CRISPR/Cas9 complex. In December 2019, we completed a year-long durability study of our lead LNP formulation, maintaining an average reduction of more than 95% of serum TTR protein after a single dose in NHPs. The data from our various NHP studies has also demonstrated the transient nature of our proprietary modular LNP delivery system, which was rapidly cleared from circulation, with all CRISPR/Cas9 complex undetectable in blood and liver within ten days of administration. Our lead candidate, NTLA-2001, applies an in vivo liver knockout approach for the treatment of ATTR. We have manufactured clinical-scale materials for a Phase 1 study of NTLA-2001 and announced that we have submitted our first Clinical Trial Application (“CTA”) to the United Kingdom’s Medicines and Healthcare products Regulatory Agency (“MHRA”) and are executing on our clinical plans to initiate a global Phase 1 study of NTLA-2001. Pending approval of our CTA and subject to the impact of COVID-19, we plan to dose the first patient by the end of 2020. In addition, we are submitting additional regulatory applications to enable enrollment in other countries as part of our global clinical development plans. NTLA-2001 is part of a co-development and co-promotion (“Co/Co”) agreement directed to our first collaboration target with Regeneron, ATTR (the “ATTR Co/Co”), for which we are the clinical and commercial Lead Party and Regeneron is the Participating Party (see Note 7 to the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for further detail). Pursuant to the ATTR Co/Co agreement, Regeneron funded approximately 50% of the program’s development costs through 2019. On December 13, 2019, Regeneron informed us that it would exercise its right under the ATTR Co/Co agreement to modify its share of worldwide development costs and profits from 50% to 25%, effective in mid-June 2020.

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

On May 7, 2020, we announced a development candidate for the treatment of HAE, NTLA-2002, a wholly-owned program. As part of an ongoing durability study of our lead LNP formulation in support of NTLA-2002, we have now demonstrated ten months of sustained therapeutically relevant reduction of serum kallikrein levels and activity following a single dose in NHPs. We expect to submit an IND or IND-equivalent for NTLA-2002 in the second half of 2021.

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

In addition, based on our collaboration and technology, Novartis is developing therapies using CAR-T cells for oncology indications, as well as HSC and OSC-based therapies for a variety of diseases.

Acute Myeloid Leukemia – (“AML”)

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

We have nominated NTLA-5001 as our first engineered T cell therapy development candidate for the treatment of AML, utilizing our TCR-directed approach to target the WT1 intracellular antigen. Our WT1-directed TCR T-cell therapy aims to develop a broadly applicable treatment for AML, regardless of mutational subtypes of a patient’s leukemia. This approach employs CRISPR/Cas9 complexes to knock out and replace the endogenous TCR with a natural, high affinity therapeutic TCR. The resulting cells are engineered to be capable of specific and potent killing of AML blasts without bone marrow cell toxicity. In February 2020, we presented data demonstrating that the selection of a natural, high-affinity TCR, in combination with our CRISPR-enabled engineering and targeted insertion, results in an engineered T cell capable of specific and potent killing of primary AML blasts. Importantly, our studies showed that CRISPR-enabled engineering overcomes key challenges of traditional TCR approaches, such as mispairing between therapeutic and endogenous TCR, therefore creating a more homogenous T cell product. The cells engineered with our lead WT1 TCR also exhibited no detectable reactivity to bone marrow cells, which express WT1 at low levels. In May 2020, we presented data on our proprietary T cell engineering process in support of NTLA-5001. The data presented showed that our proprietary process enables multiple, highly efficient, sequential edits in T cells, whether knocking out or inserting genes. This technology yields engineered cells with high anti-tumor activity and favorable attributes, including a desired memory phenotype, which is associated with longer lasting treatment effects. Importantly, chromosomal translocations (i.e., undesired chromosomal rearrangements) were similar to background levels in untreated cells. We continue to advance IND-enabling activities, including process development to support clinical T cell manufacturing. We are on track to submit an IND or IND-equivalent for NTLA-5001 in the first half of 2021.

Research Collaboration with Novartis

In December 2019, the research term under our collaboration agreement with Novartis ended, although the 2014 Novartis Agreement remains in effect. Accordingly, Novartis has selected various CAR-T cell, HSC and OSC targets for continued development, for which we will be eligible to receive milestone and royalty payments in the future. Further, we are eligible to earn up to $230.3 million in development, regulatory and sales-based milestone payments and mid-single-digit royalties, in each case, on a per-product basis for the products developed by Novartis, subject to certain target-based limitations. During the first quarter of 2020, the U.S. Food and Drug Administration (“FDA”) accepted the IND application submitted by Novartis, for a CRISPR/Cas9-based engineered cell therapy for the treatment of sickle cell disease. As a result of meeting this milestone, we recognized a $5.0 million milestone payment that was previously constrained as collaboration revenue within the condensed consolidated statement of operations and comprehensive loss. For more information regarding our collaboration with Novartis, see the section below entitled “Collaborations - Novartis.”

Other Research Programs

We are pursuing a number of in vivo and ex vivo genome editing programs. Within our in vivo research efforts, we continue to work on programs such as primary hyperoxaluria Type 1, alpha-1 antitrypsin deficiency, hemophilia A and hemophilia B which leverage our capabilities to knockout, insert and make consecutive edits to the genome. We are also investigating delivery strategies that target tissues outside of the liver.

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

Regeneron

As described in Note 7, “Collaborations—Regeneron Pharmaceuticals, Inc.,” to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q, in April 2016 we entered into a license and collaboration agreement with Regeneron (the “2016 Regeneron Agreement”). The 2016 Regeneron Agreement has two principal components: (i) a product development component under which the parties will research, develop and commercialize CRISPR/Cas-based therapeutic products primarily focused on genome editing in the liver; and (ii) a technology collaboration component, pursuant to which the parties will engage in research and development activities aimed at discovering and developing novel technologies and improvements to CRISPR/Cas technology to enhance our genome editing platform. Under the 2016 Regeneron Agreement, we also may access the Regeneron Genetics Center and proprietary mouse models to be provided by Regeneron for a limited number of our liver programs.

On May 30, 2020, we entered into amendment no. 1 (the “2020 Regeneron Amendment”) to the 2016 Regeneron Agreement, pursuant to which we expanded the existing collaboration to co-develop potential products for the treatment of hemophilia A and hemophilia B. The collaboration expansion builds upon the jointly developed targeted transgene insertion capabilities designed to durably restore a missing therapeutic protein, and to overcome the limitations of traditional gene therapy. The collaboration has been extended until April 2024, at which point Regeneron has an option to renew for an additional two years. The 2020 Regeneron Amendment also grants Regeneron rights to develop products for five additional in vivo CRISPR/Cas-based therapeutic liver targets and non-exclusive rights to independently develop and commercialize up to 10 ex vivo gene edited products made using certain defined cell types.

Through June 30, 2020, excluding amounts allocated to Regeneron’s purchase of our common stock, we have recorded $145.0 million in upfront payments under the 2016 Regeneron Agreement and the 2020 Regeneron Amendment and $32.6 million for research and development services primarily under the ATTR Co/Co agreement, as described in Note 7 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. Through June 30, 2020, we have recognized $94.4 million of collaboration revenue under all arrangements, including $16.3 million and $24.2 million during the three and six months ended June 30, 2020 and $6.3 million and $12.0 million during the three and six months ended June 30, 2019, respectively, in the condensed consolidated statements of operations and comprehensive loss. This includes $3.8 million and $8.6 million during the three and six months ended June 30, 2020, respectively, and $3.2 million and $5.8 million during the three and six months ended June 30, 2019, respectively, primarily representing payments due from Regeneron pursuant to the ATTR Co/Co agreement, which is accounted for under Accounting Standards Codification 808, Collaborative Arrangements. As of June 30, 2020 and December 31, 2019, we had accounts receivable of $3.9 million and $3.6 million, respectively, and deferred revenue of $100.7 million and $28.8 million, respectively, related to these arrangements.

Novartis

As described in Note 7, “Collaborations—Novartis Institutes for BioMedical Research, Inc.,” to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q, in December 2014, we entered into a strategic collaboration agreement with Novartis (the “2014 Novartis Agreement”), primarily focused on the development of new ex vivo CRISPR/Cas9-edited therapies using CAR-T cells and HSCs. The agreement was amended in December 2018 (the “Novartis Amendment”) to also include research on OSCs.

Through June 30, 2020, excluding amounts allocated to Novartis’ purchase of the Company’s Class A-1 and Class A-2 Preferred Units, we had recorded a total of $62.4 million in cash under the 2014 Novartis Agreement and the Novartis Amendment. Through June 30, 2020, we have recognized $62.4 million of collaboration revenue, including $5.0 million related to a development milestone that was recognized in the first quarter of 2020 and $4.8 million and $9.5 million in the three and six months ended June 30, 2019, respectively. No collaboration revenue was recorded during the three months ended June 30, 2020, related to the 2014 Novartis Agreement and the Novartis Amendment. As of June 30, 2020, we had no accounts receivable related to the 2014 Novartis Agreement and the Novartis Amendment. As of December 31, 2019, we had accounts receivable of $1.0 million related to the 2014 Novartis Agreement and the Novartis Amendment. As of June 30, 2020 and December 31, 2019, we had no deferred revenue related to the 2014 Novartis Agreement and the Novartis Amendment.

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

Comparison of Three Months Ended June 30, 2020 and 2019

The following table summarizes our results of operations for the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Period-to-
	2020	2019	Period Change
Collaboration revenue	$16,263	$11,118	$5,145
Operating expenses:
Research and development	37,771	25,460	12,311
General and administrative	11,526	13,118	(1,592)
Total operating expenses	49,297	38,578	10,719
Operating loss	(33,034)	(27,460)	(5,574)
Interest income	641	1,777	(1,136)
Net loss	$(32,393)	$(25,683)	$(6,710)

Collaboration Revenue

Collaboration revenue increased $5.1 million to $16.3 million during the three months ended June 30, 2020, as compared to $11.1 million during the three months ended June 30, 2019. The increase in collaboration revenue during the three months ended June 30, 2020 is primarily caused by an $8.4 million one-time cumulative catch-up adjustment related to the modification of the 2016 Regeneron Agreement. Refer to Note 7 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for further details.

Research and Development

Research and development expenses increased by $12.3 million to $37.8 million during the three months ended June 30, 2020, as compared to $25.5 million during the three months ended June 30, 2019.

The following table summarizes our research and development expenses for the three months ended June 30, 2020 and 2019, together with the changes in those items in dollars (in thousands) and the respective percentages of change:

	Three Months Ended June 30,		Period-to-	Percent
	2020	2019	Period Change	Change
Pipeline and platform development expenses	$19,729	$11,014	$8,715	79%
Employee-related expenses	10,303	7,458	2,845	38%
Allocated facility-related expenses	4,850	4,115	735	18%
Stock-based compensation expense	2,390	2,096	294	14%
Other expenses	499	777	(278)	-36%
Total research and development expenses	$37,771	$25,460	$12,311	48%

The increase in research and development expenses for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 was primarily attributable to:

•

approximately $8.7 million in increased pipeline and platform development expenses driven by increased manufacturing and related costs as we prepared to file our CTA and began preparations to enter the clinic for NTLA-2001, increased pre-clinical studies for NTLA-2002 and NTLA-5001, and an upfront payment associated with a research collaboration and licensing agreement;

•	approximately $2.8 million in employee-related expenses driven by an increase in the size of our workforce due to the advancement of our programs;

•	approximately $0.7 million in increased facility-related expenses primarily related to rent, depreciation and technology expense allocated to research and development; and

•	approximately $0.3 million in increased stock-based compensation driven by our larger workforce.

Through 2020, we expect research and development expenses to increase as we continue to grow our development team and advance our ATTR, AML and HAE programs towards clinical development.

General and Administrative

General and administrative expenses decreased by approximately $1.6 million to $11.5 million during the three months ended June 30, 2020, compared to $13.1 million during the three months ended June 30, 2019. This decrease was primarily related to a $3.1 million decrease in legal expenditures, which were principally related to a decrease in certain activities related to IP matters. The decrease was offset in part by an increase in employee related expenses, including stock-based compensation, of $1.3 million.

Interest Income

Interest income decreased by approximately $1.1 million to $0.6 million during the three months ended June 30, 2020 as compared to $1.8 million during the three months ended June 30, 2019. This decrease was due to a decline in investment income due to market performance.

Comparison of Six Months Ended June 30, 2020 and 2019

The following table summarizes our results of operations for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,		Period-to-
	2020	2019	Period Change
Collaboration revenue	$29,179	$21,551	$7,628
Operating expenses:
Research and development	72,421	49,169	23,252
General and administrative	22,840	23,651	(811)
Total operating expenses	95,261	72,820	22,441
Operating loss	(66,082)	(51,269)	(14,813)
Interest income	1,883	3,646	(1,763)
Net loss	$(64,199)	$(47,623)	$(16,576)

Collaboration Revenue

Collaboration revenue increased approximately $7.6 million to $29.2 million during the six months ended June 30, 2020, as compared to $21.6 million during the six months ended June 30, 2019. The increase in collaboration revenue during the six months ended June 30, 2020 is primarily caused by an $8.4 million one-time cumulative catch-up adjustment related to the modification of the 2016 Regeneron Agreement. Refer to Note 7 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for further details.

Research and Development

Research and development expenses increased by approximately $23.3 million to $72.4 million during the six months ended June 30, 2020, as compared to $49.2 million during the six months ended June 30, 2019.

The following table summarizes our research and development expenses for the six months ended June 30, 2020 and 2019, together with the changes in those items in dollars (in thousands) and the respective percentages of change:

	Six Months Ended June 30,		Period-to-	Percent
	2020	2019	Period Change	Change
Pipeline and platform development expenses	$35,894	$21,061	$14,833	70%
Employee-related expenses	20,964	15,019	5,945	40%
Allocated facility-related expenses	9,827	7,918	1,909	24%
Stock-based compensation expense	4,550	3,879	671	17%
Other expenses	1,186	1,292	(106)	-8%
Total research and development expenses	$72,421	$49,169	$23,252	47%

The increase in research and development expenses for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 was primarily attributable to:

•

approximately $14.8 million in increased pipeline and platform development expenses driven by increased manufacturing and related costs as we prepared to file our CTA and began preparations to enter the clinic for NTLA-2001, increased pre-clinical studies for NTLA-2002 and NTLA-5001, and an upfront payment associated with a research collaboration and licensing agreement;

•	approximately $5.9 million in employee-related expenses driven by an increase in the size of our workforce due to the advancement of our programs;

•	approximately $1.9 million in increased facility-related expenses primarily related to rent, depreciation and technology expense allocated to research and development; and

•	approximately $0.7 million in increased stock-based compensation driven by our larger workforce.

Through 2020, we expect research and development expenses to increase as we continue to grow our development team and advance our ATTR, AML and HAE programs towards clinical development.

General and Administrative

General and administrative expenses decreased by approximately $0.8 million to $22.8 million during the six months ended June 30, 2020, compared to $23.7 million during the six months ended June 30, 2019. This decrease was primarily related to a $2.7 million decrease in legal expenditures, which were principally related to a decrease in certain activities related to IP matters. The decrease was offset in part by an increase in employee related expenses, including stock-based compensation, of $1.2 million.

Interest Income

Interest income decreased by approximately $1.8 million to $1.9 million during the six months ended June 30, 2020 as compared to $3.6 million during the six months ended June 30, 2019. This decrease was due to a decline in investment income due to market performance.

Liquidity and Capital Resources

Since our inception through June 30, 2020, we have raised an aggregate of $889.8 million to fund our operations, of which $268.8 million was through our collaboration agreements, $170.5 million was from our initial public offering and concurrent private placements, $249.1 million was from follow-on public offerings, $116.4 million was from at-the-market offerings and $85.0 million was from the sale of convertible preferred stock.

As of June 30, 2020, we had $436.8 million in cash, cash equivalents and marketable securities.

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

Follow-on Offering

On June 1, 2020, we entered into an underwriting agreement related to a public offering of 6,301,370 shares of our common stock, par value $0.0001 per share, including the exercise in full by the underwriters of their option to purchase an additional 821,917 shares, at the public offering price of $18.25 per share. The offering closed on June 5, 2020 and we received net proceeds of $107.7 million, after deducting the underwriting discount, commissions and approximately $0.4 million in offering expenses.

Shares Issued In Private Placement to Regeneron

As described in Note 7 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q, in May 2020 we entered into the 2020 Regeneron Amendment. Simultaneously with the 2020 Regeneron Amendment, we and Regeneron entered into the 2020 Stock Purchase Agreement, under which we sold to Regeneron 925,218 shares of our common stock, par value $0.0001 per share, for aggregate cash consideration of $30.0 million, or $32.42 per share, representing a 100% premium over the volume-weighted average trading price of our common stock during the 30-day period prior to the closing. Under the 2020 Stock Purchase Agreement, Regeneron will not dispose of any shares of common stock it beneficially owns in Intellia until the termination of the Technology Collaboration Term (see Note 7). After applying equity accounting guidance to measure the issuance of the shares, $12.6 million was recorded as fair value in the condensed consolidated statement of stockholders’ equity for the shares.

At-the-Market Offering Programs

In October 2018, we entered into an Open Market Sale Agreement (the “2018 Sales Agreement”) with Jefferies LLC (“Jefferies”), under which Jefferies was able to offer and sell, from time to time in “at-the-market” offerings, shares of our common stock having aggregate gross proceeds of up to $100.0 million. We paid to Jefferies cash commissions of 3.0% of the gross proceeds of sales of common stock under the 2018 Sales Agreement. We issued 5,890,648 shares of our common stock at an average price of $16.98 per share in accordance with the 2018 Sales Agreement for aggregate net proceeds of $96.4 million, after payment of cash commissions to Jefferies and approximately $0.6 million related to legal, accounting and other fees in connection with the sales. All shares related to the 2018 Sales Agreement had been sold as of December 31, 2019.

In August 2019, we entered into an Open Market Sale Agreement (the “2019 Sales Agreement”) with Jefferies, under which Jefferies is able to offer and sell, from time to time in “at-the-market” offerings, shares of our common stock having aggregate gross proceeds of up to $150.0 million. We agreed to pay to Jefferies cash commissions of 3.0% of the gross proceeds of sales of common stock under the 2019 Sales Agreement. During the year ended December 31, 2019, we issued 287,231 shares of our common stock, in a series of sales, at an average price of $16.48 per share, in accordance with the 2019 Sales Agreement for aggregate net proceeds of $4.4 million, after payment of cash commissions to Jefferies and approximately $0.2 million related to legal, accounting and other fees in connection with the sales. During the six months ended June 30, 2020, we issued 1,107,100 shares of our common stock in a series of sales at an average price of $13.78 per share in accordance with the 2019 Sales Agreement, for aggregate net proceeds of $14.7 million after payment of cash commissions to Jefferies and approximately $0.1 million related to legal, accounting and other fees in connection with the sales.

As of June 30, 2020, $130.0 million in shares of common stock remain eligible for sale under the 2019 Sales Agreement.

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

Because our lead programs are still in preclinical development and the outcome of these efforts is uncertain, we cannot estimate the actual amounts necessary to successfully complete the development and commercialization of any future product candidates or whether, or when, we may achieve profitability. Until such time as we can generate substantial product revenues, if ever, we expect to finance our ongoing cash needs through equity financings and collaboration arrangements. We receive cost reimbursements from Regeneron for the ATTR and hemophilia programs. Additionally, we are eligible to earn milestone payments and royalties, in each case, on a per-product basis under our collaboration with Novartis and on a per-target basis under our collaboration with Regeneron, subject to the provisions of our agreements with each of them. Except for these sources of funding, we will not have any committed external source of liquidity. To the extent that we raise additional capital through the future sale of equity, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing stockholders. If we raise additional funds through collaboration arrangements in the future, we may have to relinquish valuable rights to our technologies, future revenue streams or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Outlook

Based on our research and development plans and our expectations related to the progress of our programs, we expect that our cash, cash equivalents and marketable securities as of June 30, 2020, as well as research and cost reimbursement funding from Regeneron, will enable us to fund our ongoing operating expenses and capital expenditure requirements at least through the next twenty-four months, excluding any potential milestone payments or extension fees that could be earned and distributed under the collaboration agreements with Regeneron and Novartis or any strategic use of capital not currently in the base case planning assumptions. We have based this estimate on current assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect.

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

Cash Flows

The following is a summary of cash flows for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
	2020	2019
	(In thousands)
Net cash provided by (used in) operating activities	$18,872	$(49,130)
Net cash provided by investing activities	$150,411	$28,944
Net cash provided by financing activities	$137,089	$10,470

Net cash provided by (used in) operating activities

Net cash provided by operating activities of $18.9 million during the six months ended June 30, 2020 primarily reflects the receipt of a $70.0 million up-front payment and $8.4 million in additional payments under our collaboration with Regeneron and $6.0 million in payments from Novartis, offset in part by increased spend in our research and development activities. Net cash used in operating activities of $49.1 million during the six months ended June 30, 2019 primarily reflects increased spend in our research and development and general administrative activities, offset in part by the receipt of $7.0 million and $4.1 million in payments from our collaboration partners, Novartis and Regeneron, respectively, during those periods.

Net cash provided by investing activities

During the six months ended June 30, 2020 and 2019, our investing activities provided net cash of $150.4 million and $28.9 million, respectively. The increase in the six months ended June 30, 2020 is primarily due to an increase of $152.3 million from marketable securities activity during the period, as $183.5 million in marketable securities matured and $31.2 million in marketable securities were purchased. The increase in the six months ended June 30, 2019 is primarily due to an increase of $31.4 million from marketable securities activity during the period, as $214.0 million in marketable securities matured and $182.6 million in marketable securities were purchased. These increases in cash provided by investing activity were offset in part by the use of $1.9 million and $2.5 million related to purchases of property and equipment in the six months ended June 30, 2020 and 2019, respectively.

Net cash provided by financing activities

Net cash provided by financing activities of $137.1 million during the six months ended June 30, 2020 includes $107.7 million in net proceeds from a follow-on offering, $14.7 million in net proceeds from at-the-market offerings, $12.6 million in proceeds from the issuance of common stock to Regeneron in a private placement, $1.4 million in cash received from the exercise of stock options and $0.7 in cash received from the issuance of shares through our employee stock purchase plan. Net cash provided by financing activities of $10.5 million during the six months ended June 30, 2019 includes $7.9 million in net proceeds from at-the-market offerings, $2.0 million in cash received from the exercise of stock options and $0.5 million in cash received from the issuance of shares through our employee stock purchase plan.

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

Contractual Obligations

In March 2020, we entered into a second amendment to the 130 Brookline Lease (the “Second Amendment”). The Second Amendment amends certain terms of our existing lease, dated October 21, 2014, as amended on April 5, 2019. The Second Amendment extends the term of the 130 Brookline Lease by approximately six years through January 31, 2031. This extended term is included as part of the lease liability and right-of-use asset at June 30, 2020. The Second Amendment also provides an option to extend the lease for two consecutive five-year terms. The Company recognized a right-of-use asset and lease liability of approximately $7.3 million related to the Second Amendment.

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

There were no other material changes to our contractual obligations during the six months ended June 30, 2020. For a complete discussion of our contractual obligations, please refer to our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report for the year ended December 31, 2019.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements as defined under the rules and regulations of the SEC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of June 30, 2020, we had cash equivalents and marketable securities of $429.4 million consisting of interest-bearing money market accounts, commercial paper, corporate and financial institution debt securities and U.S. Treasury securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are primarily in marketable securities. Due to the short-term duration of our investment portfolios and the low risk profile of our investments, we do not believe an immediate change of 100 basis points, or one percentage point, would have a material effect on the fair market value of our investment portfolio. Declines in interest rates, however, would reduce future investment income.

We do not have any foreign currency or derivative financial instruments. Inflation generally affects us by increasing our cost of labor and program costs. We do not believe that inflation had a material effect on our results of operations during the six months ended June 30, 2020.

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

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2020.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the six months ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As a result of the COVID-19 pandemic, in March 2020, most of our employees began working remotely. We have not identified any material changes in our internal control over financial reporting as a result of these changes to the working environment. We are continually monitoring and assessing the COVID-19 situation to determine any potential impacts on the design and operating effectiveness of our internal controls over financial reporting.

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

Our ability to generate product revenue is highly dependent on our ability to obtain regulatory approval of and successfully commercialize one or more of our product candidates. Any product candidates we discover will require preclinical and clinical activities and studies, regulatory review and approval in each jurisdiction in which we intend to market the products, substantial investment, establishing manufacturing capabilities, access to sufficient commercial manufacturing capacity and significant marketing efforts before we can generate any revenue from product sales. Before obtaining marketing approval from regulatory authorities for the sale of a product candidate, we must conduct extensive clinical trials to demonstrate the safety, potency and efficacy of the product candidates in humans. We cannot be certain that we will be successful on any of these endeavors, or that any of our product candidates will be successful in clinical trials and, even if successful, that we will receive regulatory approval.

Our approach to developing therapies centers on using the CRISPR/Cas9 technology to alter, introduce or remove genetic information in vivo to treat various disorders, or to engineer human cells ex vivo to create therapeutic cells that can be introduced into the human body to address the underlying disease. Because these are new therapeutic approaches, discovering, developing, manufacturing and commercializing our product candidates subject us to a number of challenges, including:

•

obtaining regulatory clearance or approval to commence clinical trials in the U.S. from the FDA through an investigational new drug application (“IND”) or from other national regulatory agencies outside the U.S., such as the United Kingdom’s Medicines and Healthcare products Regulatory Agency (“MHRA”), through corresponding applications, such as a Clinical Trial Application (“CTA”), a Clinical Trial Notification (“CTN”) or a Clinical Trial Exemption (“CTX”), because these agencies have very limited or no experience with the clinical development of CRISPR/Cas9 therapeutics, which may require additional significant testing or data compared to more traditional therapies;

•

obtaining ethical clearance from the relevant institutional review boards and ethics committees to commence clinical trials in the U.S. and outside the U.S. because these agencies have very limited or no experience with gene editing generally, CRISPR/Cas9 in particular or therapeutics based on the same;

•

obtaining regulatory approval for a Biologics License Application (“BLA”), or corresponding applications outside the U.S., such as a Marketing Authorization Application (“MAA”) from the United Kingdom (“UK”) and other similar regulatory authorities, such as the European Medicines Agency (“EMA”), which may have very limited or no experience with the clinical development of CRISPR/Cas9 therapeutics;

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

•

establishing process development and manufacturing capabilities that can produce sufficient clinical and, if approved, commercial quantities of product candidates in accordance with the relevant FDA and other relevant regulatory agencies’ requirements;

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

Additionally, because our in vivo technology potentially involves genome editing across multiple cell and tissue types, we are subject to many of the challenges and risks that other genome editing therapeutics and gene therapies face, including:

•	regulatory guidance regarding the requirements governing gene and genome editing therapy products have changed and may continue to change in the future;
•	to date, only a limited number of products that involve in vivo gene transfer have been approved globally;
•

improper modulation of a gene sequence, including unintended editing events or insertion of a sequence into certain locations in a patient’s chromosome, could lead to cancer, other aberrantly functioning cells or other diseases, including death;

•	transient expression of the Cas9 protein could lead to patients having an immunological reaction towards those cells, which could be severe or life-threatening;
•

corrective expression of a missing protein in patients’ cells could result in the protein being recognized as foreign, and lead to a sustained immunological reaction against the expressed protein or expressing cells, which could be severe or life-threatening; and

•

regulatory agencies may require extended follow-up observation periods of patients who receive treatment using genome editing products including, for example, the FDA’s recommended 15-year follow-up observation period for these patients, and we will need to adopt such observation periods for our product candidates if required by the relevant regulatory agency, which could vary by country or region.

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

Also, uncertainty exists regarding the future scope and effect of the FDA’s application of its regulatory framework to CRISPR/Cas9 therapies, in particular relating to the review and approval of human therapeutic products because the current U.S. administration and federal legislators have publicly declared their intention to modify the current legal framework governing the FDA, as have candidates seeking federal executive and legislative positions in the U.S. in 2021. Any such changes to the FDA requirements could impact our ability to obtain approval for our products or sell them profitably. Also, upon completing its transition period as it exits the EU, the UK may enact legislation related to the approval and oversight of human therapeutics in that nation. Until any such legislation is enacted, we will be uncertain as to its effects on our business, including our ability to seek and obtain approval for our products in the UK.

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

Gene therapy in general, and genome editing in particular, remain novel technologies, with only a limited number of gene therapy products approved to date in the U.S. and EU. Public perception may be influenced by claims that gene therapy or genome editing, including the use of CRISPR/Cas9, is unsafe or unethical, or carries an undue risk of side effects, such as improper insertion of a gene sequence into a patient’s chromosome could lead to cancer, and gene therapy or genome editing may not gain the acceptance of the public or the medical community. In particular, our success will depend upon physicians who specialize in the treatment of diseases targeted by our product candidates prescribing treatments that involve the use of our product candidates in lieu of, or in addition to, existing treatments with which they are more familiar and for which greater clinical data may be available. In addition, responses by the U.S., state or foreign governments to negative public perception or ethical concerns may result in new legislation or regulations that could limit our ability to develop or commercialize any product candidates, obtain or maintain regulatory approval or otherwise achieve profitability. More restrictive statutory regimes, government regulations or negative public opinion would have an adverse effect on our business, financial condition, results of operations and prospects and may delay or impair the development and commercialization of our product candidates or demand for any products we may develop. For example, certain gene therapy trials led to several well-publicized adverse events, including cases of leukemia and death. Serious adverse events such as these in our clinical trials, or other clinical trials involving gene therapy or genome editing products or our competitors’ products, even if not ultimately attributable to the relevant product candidates, and the resulting publicity could result in increased government regulation, unfavorable public perception, potential regulatory delays in the testing or approval of our product candidates, stricter labeling requirements for those product candidates that are approved and a decrease in demand for any such product candidate. In addition, the use of the technology by third parties in areas that are not being pursued by us, such as for targeting and editing of embryonic cells, could adversely impact public and governmental perceptions regarding the ethics and risks of the CRISPR/Cas9 technology and lead to social or legal changes that could limit our ability to apply the technology to develop human therapies addressing disease. For example, reports of the use of CRISPR/Cas9 in China and Russia to edit embryos in utero have generated and may continue to create negative public perception about the use of the technology in humans. Negative public and governmental perception of the technology, or additional governmental regulation of our technologies, could also adversely affect our stock price or our ability to enter into revenue generating collaborations or obtain additional funding from the public markets.

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

Therapeutic applications of genome editing technologies, and CRISPR/Cas9 in particular, for both in vivo products and in engineered cell therapies, are unproven and must undergo rigorous clinical trials and regulatory review before receiving marketing authorization. If the results of our clinical studies or those of any other third parties, including with respect to genome editing technology or engineered cell therapies, are inconclusive, fail to show efficacy or if such clinical trials give rise to safety concerns or adverse events, we may:

•	be prevented from, or delayed in, obtaining marketing approval for our future product candidates;
•	obtain approval for indications or patient populations that are not as broad as intended or desired;
•	obtain approval with labeling that includes significant use or distribution restrictions or safety warnings;
•	be subject to the addition of labeling statements, such as warnings or contraindications, or other types of regulatory restrictions or scrutiny;
•	be subject to changes in the way the product is administered;
•	be required to perform additional clinical studies to support approval or be subject to additional post-marketing testing requirements;
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

In addition, disruptions caused by the COVID-19 pandemic may increase the likelihood that we encounter such difficulties or delays in initiating, enrolling, conducting or completing our planned clinical trials. We could also encounter delays if a clinical trial is suspended or terminated by us, the IRBs of the institutions in which such trials are being conducted or the relevant ethics committee, the Data Safety Monitoring Board (“DSMB”) for such trial, or the FDA or other relevant regulatory authorities. Such authorities may impose such a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities, resulting in the imposition of a clinical hold, manufacturing or quality control issues, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product or treatment, failure to establish or achieve clinically meaningful trial endpoints, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. Many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates. Further, the FDA or other regulatory authorities may disagree with our clinical trial design and our interpretation of data from clinical trials or may change the requirements for approval even after they have reviewed and commented on the design for our clinical trials.

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

We may not be able to initiate or continue clinical trials for any future product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside the U.S. If patients are unwilling to participate in our clinical studies because of concerns about, or negative publicity from, adverse events in the genome editing, gene therapy or engineered cell therapy fields, the novel nature of the CRISPR/Cas9 genome editing technology, the irreversibility of the effects of CRISPR/Cas9 or for other reasons, including competitive clinical studies for similar patient populations, then the timeline for recruiting patients, conducting studies and obtaining regulatory approval of potential products may be delayed. Other events, such as the COVID-19 pandemic also could adversely impact the initiation, continuation and completion of our clinical trials by, for example, delaying the dosing of patients, reducing the number of patients, healthcare providers or clinical facilities available or willing to participate in the clinical trials. These delays could result in increased costs, delays in advancing our product development, delays in testing the effectiveness of our technology or termination of the clinical studies altogether. In addition, any patients who would otherwise be eligible for clinical trials that we may hold may instead enroll in clinical trials of product candidates of our competitors.

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

Although we have selected our initial product candidates for clinical development for our transthyretin amyloidosis (“ATTR”), acute myeloid leukemia (“AML”) and hereditary angioedema (“HAE”) programs, and have filed applications to commence clinical trials in relation to NTLA-2001 for ATTR, we are at an early stage of development and our technology and approach has not yet led, and may never lead, to any product candidate deemed appropriate for clinical development by a regulatory agency or any approved or commercially successful products. Even if we are successful in building our pipeline of product candidates, completing clinical development, establishing the necessary manufacturing processes and capabilities, obtaining regulatory approvals and commercializing product candidates will require substantial additional funding and are prone to the risks of failure inherent in therapeutic product development. Investment in biopharmaceutical product development involves significant risk that any potential product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, gain regulatory approval, or become commercially viable.

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
•

we may be unable to manufacture the product candidates after transferring our manufacturing processes from our research and development facilities to larger-scale facilities operated by either a contract manufacturing organization (“CMO”) or by us, as well as delays or failure by our CMOs or us, including as a result of the COVID-19 pandemic, to make any changes to such manufacturing process to meet specifications for the product candidates’ specifications;

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

Government authorities and other third-party payors, such as private health insurers and health maintenance organizations, decide which drugs and treatments they will cover and the amount of reimbursement. In the U.S., the principal decisions about reimbursement for new medicines are typically made by the Centers for Medicare & Medicaid Services (“CMS”), an agency within the U.S. Department of Health and Human Services. CMS decides whether and to what extent a new medicine will be covered and reimbursed under Medicare, and private payors often follow CMS’ coverage decisions. Other jurisdictions have agencies, such as the National Institute for Health and Care Excellence (“NICE”) in the UK, that evaluate the use and cost-effectiveness of therapies, which impact the utilization and price of the medicine in such jurisdiction.

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

Moreover, increasing efforts by governmental and third-party payors in and outside the U.S. to cap or reduce healthcare costs may cause such organizations to limit both coverage and the level of reimbursement for newly approved products and, as a result, they may not cover or provide adequate payment for our product candidates. We expect to experience pricing pressures in connection with the sale of any of our product candidates due to the trend toward managed healthcare, the increasing influence of health maintenance organizations, cost containment initiatives and additional legislative changes.

We intend to seek approval to market our product candidates in different jurisdictions, which could include the U.S. and other selected foreign jurisdictions, such as the UK, certain EU members, China, Japan, Mexico, Brazil, Colombia, Argentina, Canada and Australia. If we obtain approval in any of these jurisdictions for our product candidates, we will be subject to rules and regulations in those jurisdictions. In some markets, such as, for example, in the EU and the UK, the pricing of pharmaceutical products, including biologics, is subject to governmental control and other market regulations which could put pressure on the pricing and usage of our product candidates. In these countries, pricing negotiations with governmental authorities can take considerable time after obtaining marketing approval of a product candidate. In addition, market acceptance and sales of our product candidates will depend significantly on the availability of adequate coverage and reimbursement from third-party payors for our product candidates and may be affected by existing and future health care reform measures.

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

Our product candidates that are regulated as biologics, will require processing steps that are more complex than those required for most small molecule drugs. Moreover, unlike small molecules, the physical and chemical properties of a complex product such as ours generally cannot be fully characterized. As a result, assays of the finished product or relevant components may not be sufficient to ensure that the product will perform in the intended manner. Accordingly, we will employ multiple steps to control the manufacturing process to ensure that the process works and the product candidate is made strictly and consistently in compliance with the process. Problems with the manufacturing process, even minor deviations from the normal process, could result in product defects or manufacturing failures that result in lot failures, product recalls, product liability claims and litigation, insufficient inventory or production interruption. We may encounter problems achieving adequate quantities and quality of clinical grade materials that meet the FDA or other relevant regulatory agency’s applicable standards or specifications with consistent and acceptable production yields and costs.

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

We are increasingly dependent upon information technology systems, infrastructure, and data to operate our business. In the ordinary course of business, we collect, store, and transmit large amounts of confidential information (including but not limited to intellectual property, proprietary business information, and personal information). It is critical that we do so in a secure manner to maintain the confidentiality and integrity of such confidential information. We also have outsourced elements of our operations to third parties, and as a result we manage a number of third-party vendors who may or could have access to our confidential information. Our third-party collaborators also have access to large amounts of confidential information relating to our operations, including our research and development efforts. The size and complexity of our information technology systems, and those of third-party vendors and collaborators, and the large amounts of confidential information stored on those systems, make such systems potentially vulnerable to service interruptions or systems failures, or to security breaches from inadvertent or intentional actions by our employees, third-party vendors, and/or business partners, or from cyber-attacks by malicious third parties. In addition to such risks, the adoption of new technologies may also increase our exposure to cybersecurity breaches and failures. Further, having a significant portion of our workforce working from home for extended periods of time due to the COVID-19 pandemic puts us at greater risk of cybersecurity attacks. Cyber-attacks are increasing in their frequency, sophistication, and intensity, and have become increasingly difficult to detect. Cyber-attacks could include the deployment of harmful malware, denial-of-service attacks, social engineering, “phishing” scams and other means to affect service reliability and threaten the confidentiality, integrity, and availability of information. Significant disruptions of these information technology systems or security breaches could adversely affect our business operations and/or result in the loss, misappropriation, and/or unauthorized access, use, or disclosure of, or the prevention of access to, confidential information (including but not limited to trade secrets or other intellectual property, proprietary business information, and personal information), and could result in financial, legal, business, and reputational harm to us and would adversely affect our operations, including our discovery and research and development programs. For example, any such event that leads to unauthorized access, use, or disclosure of personal information, including personal information regarding our employees of future clinical trial participants, could harm our reputation, require us to comply with federal and/or state breach notification laws and foreign law equivalents (such as the EU’s General Data Protection Regulation or the UK’s Data Protection Act), and otherwise subject us to liability, including financial penalties and fines, under laws and regulations that protect the privacy and security of personal information. Also, the loss of preclinical or clinical trial data from completed or future preclinical or clinical trials, respectively, could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, our competitive position could be harmed and the further development and commercialization of our product candidates could be delayed. Security breaches and other inappropriate access can be difficult to detect, and any delay in identifying them may lead to increased harm of the type described above. While we have implemented security measures to protect our information technology systems and infrastructure, there is no assurance that such measures will prevent service interruptions or security breaches that could adversely affect our business.

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

In June 2016, a majority of the eligible members of the electorate in the UK voted to withdraw from the EU in a national referendum, commonly referred to as “Brexit.” Subsequently, the UK and the EU agreed to a withdrawal agreement (the “Withdrawal Agreement”). The Withdrawal Agreement was approved by the UK Parliament and the UK formally left the EU on January 31, 2020. Under the Withdrawal Agreement, the UK is subject to a transition period until December 31, 2020 (the “Transition Period”), during which EU rules will continue to apply. Negotiations between the UK and the EU are on-going and are expected to continue in relation to the customs and trading relationship between the UK and the EU following the expiry of the Transition Period.

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

We are not profitable and have incurred losses in each period since our inception. Our net loss was $64.2 million for the six months ended June 30, 2020. As of June 30, 2020, we had an accumulated deficit of $365.1 million. We expect these losses to increase as we continue to incur significant research and development and other expenses related to our ongoing operations, seek regulatory approvals for our future product candidates, scale-up manufacturing capabilities, maintain, expand and protect our intellectual property portfolio and hire additional personnel to support the development of our product candidates and to enhance our operational, financial and information management systems. Although we believe that our cash, cash equivalents, and marketable securities will enable us to fund our operating and capital expenditure requirements at least through the next twenty four months, we cannot predict the impact of the COVID-19 pandemic on future results of operations and financial condition due to a variety of factors, including the health of our employees, the ability of suppliers to continue to operate and deliver, the ability of Intellia to maintain operations, continued access to transportation resources, any further government and/or public actions taken in response to the pandemic and ultimately the length of the pandemic. We expect to finance our operations through a combination of collaboration revenue, equity or debt financings or other sources, which may include collaborations with third parties. Given the impact of COVID-19 on the U.S. and global financial markets, we may be unable to access further equity or debt financing when needed.

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

Inadequate funding for, or change of priorities or disruptions at, the FDA and other government agencies in or outside the U.S. could hinder their ability to hire, retain, or deploy key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

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

Disruptions at the FDA and other similar agencies may also slow the time necessary for new product applications to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, including beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities.

If a prolonged government shutdown occurs (or if the COVID-19 pandemic continues to disrupt or prevent regular inspections, reviews, or other regulatory activities conducted by regulatory agencies) in the U.S. or other jurisdictions where we plan to conduct our clinical trials, manufacturing, or other operations, it could significantly impact the ability of the relevant agency, such as the FDA, to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

In April 2016, we entered into a collaboration agreement with Regeneron Pharmaceuticals, Inc. (“Regeneron”), which we amended in May 2020. The collaboration agreement, as amended, includes a product component to research, develop and commercialize CRISPR/Cas-based therapeutic products primarily focused on genome editing in the liver as well as a technology collaboration component, pursuant to which we and Regeneron will engage in research and development activities aimed at discovering and developing novel technologies and improvements to CRISPR/Cas technology to enhance our genome editing platform. Pursuant to the Regeneron collaboration agreement, as amended, we granted Regeneron exclusive rights to select up to 15 initial targets, subject to certain restrictions and modifications. We have retained the rights to solely develop certain indications. Other indications, such as ATTR, are subject to co-development and co-promotion (“Co/Co”) agreements with Regeneron. We also have the right to choose additional liver targets for our own development during the collaboration term, which may be subject to additional Co/Co options by Regeneron. In July 2018, we entered into the first Co/Co agreement directed to ATTR (the “ATTR Co/Co”), under which we are the clinical and commercial lead for ATTR activities. On December 13, 2019, Regeneron informed us that it would exercise its right under the ATTR Co/Co agreement to modify its share of worldwide development costs and profits from 50% to 25%, beginning in mid-June 2020. We continue to lead the development and commercialization of any resulting ATTR products. In May 2020, we entered into two co-development and co-funding agreements directed to each of hemophilia A and hemophilia B (the “Hemophilia Co-Co”) agreements, under which Regeneron will be the clinical and commercial lead, for such activities. Under the Hemophilia Co-Co agreements, worldwide development costs and profits of any future products will be split between Regeneron and us, 65% and 35%, respectively.

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

We will depend upon third parties, including independent investigators, to conduct our clinical trials under agreements with universities, medical institutions, CROs, strategic partners and others. We expect to have to negotiate budgets and contracts with CROs, trial sites and other service and goods providers, which may result in delays to our development timelines and increased costs.

We will rely heavily on third parties over the course of our clinical trials, and, as a result, will have limited control over the clinical investigators and other service providers, and limited visibility into their day-to-day activities, including with respect to their compliance with the approved clinical protocol and other legal, regulatory and scientific standards. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol and legal, regulatory and scientific standards, and our reliance on third parties does not relieve us of our legal responsibilities. We and these third parties are required to comply with good clinical practice (“GCP”) requirements, which are regulations and guidelines enforced by the FDA, EU and comparable foreign regulatory authorities for product candidates in clinical development. Regulatory authorities enforce these GCP requirements through periodic inspections of trial sponsors, clinical investigators and trial sites. If we or any of these third parties fail to comply with applicable GCP requirements, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to suspend or terminate these trials or perform additional preclinical studies or clinical trials before approving our marketing applications. We cannot be certain that, upon inspection, such regulatory authorities will determine that any of our clinical trials comply with the GCP requirements. In addition, our clinical trials must be conducted with product produced under cGMP, and in certain cases, cGTP, requirements and may require a large number of test patients.

Our failure or any failure by these third parties to comply with these requirements or to recruit a sufficient number of patients may require us to repeat clinical trials, which would delay the regulatory approval process. Moreover, our business may be implicated if any of these third parties violates applicable federal, state or local, as well as foreign, laws and regulations, such as the fraud and abuse or false claims laws and regulations or privacy and security laws. In jurisdictions such as the UK and EU, penalties for violations of privacy laws and other regulations can be financially significant. Further, if any of our CROs, clinical investigators or others involved in our clinical trials fail to comply with such laws and regulations, we could be held responsible for its actions or omissions and be negatively impacted. In the event of non-compliance with General Data Protection Regulation (“GDPR”) in the EU and related data protection and privacy laws of the EU member states and the UK’s Data Protection Act 2018 (such laws being described as “European Data Protection Law”), we could be subject to substantial fines and other penalties, including fines of up to 10,000,000 Euros or up to 2% of our total worldwide annual turnover for certain comparatively minor offenses, or up to 20,000,000 Euros or up to 4% of our total worldwide annual turnover for more serious offenses.

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

The COVID-19 pandemic and government measures taken in response may have a significant impact on our CROs, clinical sites and other service and goods providers, which may affect our ability to initiate and complete our preclinical studies and clinical trials.

If any of our relationships with these third-party CROs, clinical sites or other third parties terminate, we may not be able to enter into arrangements with alternative CROs, clinical sites or other third parties or to do so on commercially reasonable terms. Switching or adding additional CROs, clinical sites or other providers involves additional cost and requires management time and focus. In addition, the transition to a new CRO may result in delays, which can materially impact our ability to meet our desired clinical development timelines. Though we carefully manage our relationships with these parties, there can be no assurance that we will not encounter similar challenges or delays in the future or that these delays or challenges will not have a material adverse impact on our business, financial condition and prospects.

Risks Related to Employee Matters and Managing Our Growth

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

We are highly dependent on the research and development, clinical, legal, financial and business development expertise of John M. Leonard, M.D., our President and Chief Executive Officer, Glenn Goddard, our Executive Vice President and Chief Financial Officer, David Lebwohl, our Executive Vice President and Chief Medical Officer, José E. Rivera, our Executive Vice President, General Counsel, Andrew Schiermeier, our Executive Vice President and Chief Operating Officer and Laura Sepp-Lorenzino, our Executive Vice President and Chief Scientific Officer as well as the other principal members of our management, scientific and clinical teams. Although we have entered into employment arrangements with our executive officers, each of them may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees.

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

The research, testing, manufacturing, labeling, approval, selling, import, export, marketing and distribution of drug products, including genome editing therapeutics and engineered cell therapies, are subject to extensive regulation by the FDA in the U.S. and other regulatory authorities in other jurisdictions. For example, we are not permitted to market any drug or biological product, including in vivo products or engineered cell therapies, until we receive regulatory approval from the relevant regulatory agency, such as the FDA in the U.S. or EMA in the EU. We have not previously submitted a BLA to the FDA, or similar approval filings to comparable foreign authorities, such as an MAA in the UK or EU. A BLA, a MAA or similar approval filings must include extensive preclinical and clinical data and supporting information to establish that the product candidate is safe and effective or, for biological products, safe, pure and potent for each desired indication. The application must also include significant information regarding the chemistry, manufacturing and controls for the product, and the manufacturing facilities must complete a successful pre-approval inspection by the FDA, or otherwise applicable foreign authority, prior to the approval or licensure of the product. We expect the novel nature of our product candidates to create further challenges in obtaining regulatory approval. For example, in the U.S., the FDA has not approved any nuclease edited cell therapies for human therapeutic use. The FDA may also require a panel of experts, referred to as an Advisory Committee, to deliberate on the adequacy of the safety and efficacy data to support approval. The opinion of the Advisory Committee, although not binding, may have a significant impact on our ability to obtain approval of any product candidates that we develop based on the completed clinical trials. Moreover, while we are not aware of any specific genetic or biomarker diagnostic tests for which regulatory approval would be necessary in order to advance any of our product candidates to clinical trials or potential commercialization, in the future regulatory agencies may require the development and approval of such tests. Accordingly, the regulatory approval pathway for such product candidates may be uncertain, complex, expensive and lengthy, as well as different in each jurisdiction, and approval may not be obtained in any, some or all jurisdictions.

Other non-regulatory entities may impact the regulatory agencies and ethics committees’ evaluation and approval decision regarding our products. For example, in December 2018, the World Health Organization (“WHO”) established the Expert Advisory Committee on Developing Global Standards for Governance and Oversight of Human Genome Editing. While the standards are expected to focus primarily on germline modifications, the guidelines could impact somatic cell editing research programs. In March 2019, the WHO Expert Advisory Committee recommended initiating the first phase of a new global registry to track research on human genome editing. Accepting this recommendation, the WHO announced plans in August 2019 for an initial phase of the registry using the International Clinical Trials Registry Platform (“ICTRP”). This phase will include worldwide registries for both somatic cell editing and germline editing clinical trials. Registration of these clinical trials in the WHO’s registry is voluntary. Although registration of these clinical trials in the WHO’s registry currently is voluntary, failure to register could impact the evaluation by the regulators and ethics committees.

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

Patient enrollment is a significant factor in the timing of clinical trials and is affected by many factors, including willingness of physicians to use a new therapy, the availability of existing treatments, and the geographic location of the trial. In addition, even if the regulatory authority accepts our clinical trial application, the IRB or another ethics committee (whether local or national) may delay our ability to enroll and dose patients. Further, a clinical trial may be suspended or terminated by us, the IRBs for the institutions in which such trials are being conducted, another ethics committee, the DSMB for such trial or the FDA or other regulatory authorities due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product candidate, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. If we experience termination of, or delays in the completion of, any clinical trial of product candidates, the commercial prospects for our product candidates will be harmed, and our ability to generate product revenue will be impaired. In addition, any delays in completing any clinical trials will increase our costs, slow down our product development and approval process and jeopardize our ability to commence product sales and generate revenue.

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

The FDA may seek to impose consent decrees, withdraw approval or prohibit the export or import of a product if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. The regulatory agencies in other jurisdictions could take similar action for noncompliance with their respective requirements and standards. Later discovery of previously unknown problems with our product candidates, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical studies to assess new safety risks; or imposition of distribution restrictions or other restrictions under a REMS program. Other potential consequences include, among other things:

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

Third-party payors, whether domestic or foreign, or governmental or commercial, are developing increasingly sophisticated methods of controlling healthcare costs. In the U.S. and certain foreign jurisdictions, there have been, and are expected to continue to be, a number of legislative and regulatory changes to the health care system that could impact our ability to sell our products profitably. In the U.S., however, significant uncertainty exists regarding the provision and financing of health care because the current administration and federal legislators, as well as candidates seeking federal executive and legislative offices in the November 2020 elections in the U.S., have publicly declared their intention to significantly modify the current legal and regulatory framework for the health care system but details have not been agreed upon or disclosed.

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

Some of the provisions of the Affordable Care Act have yet to be implemented, and there have been judicial and Congressional challenges to certain aspects of the Affordable Care Act, as well as recent efforts by the current administration to repeal or replace certain aspects of the Affordable Care Act. Since January 2017, the U.S. president has signed two executive orders and other directives designed to delay the implementation of certain provisions of the Affordable Care Act. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the Affordable Care Act. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the Affordable Care Act. Further, significant uncertainty exists regarding the future scope and effect of the Affordable Care Act because the current administration and federal legislators have publicly declared their intention to significantly modify or repeal the legislation, and there are conflicting judicial decisions regarding the constitutionality of the law which is under review by the U.S. Supreme Court. We cannot predict the ultimate form or timing of any modification to, or repeal of, the Affordable Care Act or the effect that such modification or repeal would have on our business. Public announcements by the U.S. administration and members of the U.S. Congress have emphasized the administration’s significant interest in pursuing healthcare reform. Such reform efforts and any resulting changes to the Affordable Care Act, or related regulations and laws, could impact our ability to sell our products profitably.

Other legislative changes relevant to the health care system have been adopted in the U.S. since the Affordable Care Act was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013, and, due to subsequent legislative amendments, will remain in effect through 2030 unless additional Congressional action is taken. However, pursuant to the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), the Medicare sequester reductions under the Budget Contract Act of 2011 have been suspended from May 1, 2020 through December 31, 2020 due to the COVID-19 pandemic. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers, cancer centers and other treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. In December 2017, the U.S. president signed into law the Tax Cuts and Jobs Act (“TCJA”) which, among other things, repealed the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year (the “individual mandate”), effective January 1, 2019. On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, or the Texas District Court Judge, ruled that the individual mandate is a critical and inseverable feature of the Affordable Care Act, and therefore, because it was repealed as part of the TCJA, the remaining provisions of the Affordable Care Act are invalid as well. The current Administration and CMS have both stated that the ruling will have no immediate effect, and on December 18, 2019, the Fifth Circuit U.S. Court of Appeals held that the individual mandate is unconstitutional, and remanded the case to the lower court to reconsider its earlier invalidation of the full Affordable Care Act. The State of California and the other plaintiffs in this case asked the U.S. Supreme Court for authorization to appeal the decision of the Fifth Circuit. On March 2, 2020, the U.S. Supreme Court granted the petitions for writs of certiorari to review this case, although it is unclear when or what it will decide. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results. We will continue to evaluate the effect that the ACA and its possible repeal and replacement has on our business. These laws may result in additional reductions in Medicare, Medicaid and other healthcare funding, or insured patients generally, which could have a material adverse effect on our future, potential customers and, accordingly, our financial operations.

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

Various laws regulate the collection and use of personal data in relevant jurisdictions outside the U.S., such as the European Data Protection Law. The European Data Protection Law applies to any business, regardless of its location, that provides goods or services to individuals in the EU or UK and, thus, could apply to our data processing activities that involve the personal data of individuals in EU member states or the UK. The European Data Protection Law imposes strict requirements on controllers and processors of personal data, including special protections for “sensitive information,” which includes health and genetic information of individuals in the EU or the UK, expanded disclosures about how personal data is to be used, limitations on retention of information, mandatory data breach notification requirements and additional obligations when we contract with third-party processors in connection with the processing of the personal data. The European Data Protection Law grants individuals the right to object to the processing of their personal data, a strengthened right to request deletion of personal data in certain circumstances and other rights for individual data subjects. Further, the European Data Protection Law imposes strict rules on the transfer of personal data out of the EU or the UK to regions that have not been deemed to offer “adequate” privacy protections, such as the U.S. and other third countries. In addition, the European Data Protection Law provides that EU member states or the UK may make their own further laws and regulations limiting the processing of personal data, including genetic, biometric or health data. Failure to comply with the requirements of the European Data Protection Law may result in warning letters, mandatory audits, orders to cease/change our use of data and financial penalties, including fines of up to 4% of global revenues, or 20,000,000 Euro, whichever is greater. Moreover, data subjects can claim damages resulting from infringement of the European Data Protection Law. The European Data Protection Law further grants non-profit organizations the right to bring claims on behalf of data subjects. The costs associated with ensuring compliance with the European Data Protection Law may be onerous and adversely affect our business, financial condition, results of operations and prospects. We may also need to rely on multiple third parties to comply with the European Data Protection Law, which could result in additional liability for us if they do not comply.

In addition, further to the UK’s exit from the EU on January 31, 2020, often referred to as Brexit, the GDPR will continue to apply in the UK until the end of the transition period on December 31, 2020. Unless the transitional period is extended, as of January 1, 2021 the GDPR will be brought into UK law as the “UK GDPR”, but there may be further developments about the regulation of particular issues such as UK-EU data transfers. We may be required to take steps to ensure the lawfulness of our data transfers, particularly if by the end of the transition period there will not be an EU Commission’s adequacy decision regarding the UK.

On June 28, 2018, the State of California enacted the California Consumer Privacy Act of 2018 (“CCPA”), which became effective on January 1, 2020. The CCPA creates new individual privacy rights for California consumers (as defined in the law) and places increased privacy and security obligations on covered entities (“businesses”) handling personal information of consumers or households. The CCPA requires covered businesses to provide certain disclosures to consumers about their data collection, use and sharing practices, and to provide California residents with expanded rights to access and delete their personal information and ways to opt-out of certain sales or transfers of their personal information. The CCPA became enforceable by the California Attorney General on July 1, 2020. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that may increase data breach litigation. The CCPA may have a significant impact on our handling of personal information and existing privacy policies and procedures. The uncertainty surrounding the implementation of CCPA exemplifies the vulnerability of our business to the evolving regulatory environment related to personal information and protected health information.

In addition, while the CCPA has been receiving a lot of attention, other U.S. states have enacted and/or are considering laws that impose stringent privacy and/or data security requirements. Addressing these diverse requirements may necessitate that we expend significant resources on compliance efforts. Any failure to comply with these requirements may leave us exposed to possible enforcement actions and potential liability.

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

Public health crises such as pandemics or similar outbreaks could adversely impact our business. In December 2019, a novel strain of a virus named SARS-CoV-2 (severe acute respiratory syndrome coronavirus 2), or coronavirus, which causes COVID-19, surfaced in Wuhan, China and has reached multiple other regions and countries, including Cambridge, Massachusetts where our primary office and laboratory space is located. The COVID-19 pandemic is evolving, and to date has led to the implementation of various responses, including government-imposed quarantines, travel restrictions and other public health safety measures, as well as reported adverse impacts on healthcare resources, facilities and providers, in Massachusetts, across the U.S. and in other countries. The U.S. government, as well as certain foreign governments, have restricted travel to or from the U.S., which may delay or prevent us from conducting our business in a timely and efficient manner. The extent to which COVID-19 impacts our operations or those of our third-party partners will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, additional or modified government actions, new information that will emerge concerning the severity and impact of COVID-19 and the actions to contain COVID-19 or address its impact in the short and long term, among others.

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

Given our current and future requests for approval to conduct clinical trials in the UK and other jurisdictions outside the U.S., we may be subject to additional privacy laws. For example, the European Data Protection Law applies extraterritorially, and we may be subject to the European Data Protection Law because of data processing activities that involve the personal data of individuals in the EU or the UK in connection with EU or UK clinical trials. As discussed above, the European Data Protection Law regulates the processing of personal data of data subjects in the EU or the UK by imposing a broad range of strict requirements on companies subject to the European Data Protection Law, including requirements relating to having legal bases for processing personal data and transferring such information outside the EU or the UK, including to the U.S., providing robust disclosures to individuals regarding the processing of their personal data, keeping personal data secure, having data processing agreements with third parties who process personal data, responding to individuals’ requests to exercise their rights in respect of their personal data, reporting security breaches involving personal data to the competent national data protection authority and affected individuals, appointing data protection officers, conducting data protection impact assessments, and record-keeping. In the event of non-compliance with the European Data Protection Law, we could be subject to substantial fines and other penalties, including fines of up to 10,000,000 Euros or up to 2% of our total worldwide annual turnover for certain comparatively minor offenses, or up to 20,000,000 Euros or up to 4% of our total worldwide annual turnover for more serious offenses. We face uncertainty as to the exact interpretation of the new requirements and we may be unsuccessful in implementing all measures required by data protection authorities or courts in interpretation of the law.

In addition, as it relates to processing and transfer of health and genetic data, the European Data Protection Law specifically allows national laws to impose additional and more specific requirements or restrictions, and European laws have historically differed quite substantially in this field, leading to additional uncertainty.

Because we intend to conduct clinical trials in the UK and other jurisdictions outside the U.S., we must also ensure that we maintain adequate safeguards to enable the transfer of personal data outside of the relevant jurisdiction, in particular to the U.S., in compliance with the relevant data protection laws. We expect that we will continue to face uncertainty as to whether our efforts to comply with our obligations under the European Data Protection Law will be sufficient. If we are investigated by a European data protection authority, we may face fines and other penalties. Any such investigation or charges by European data protection authorities could have a negative effect on our existing business and on our ability to attract and retain new clients or pharmaceutical partners. We may also experience hesitancy, reluctance, or refusal by European or multi-national clients or pharmaceutical partners to continue to use our products and solutions due to the potential risk exposure as a result of the current (and, in particular, future) data protection obligations imposed on them by certain data protection authorities in interpretation of current law, including the GDPR. Such clients or pharmaceutical partners may also view any alternative approaches to compliance as being too costly, too burdensome, too legally uncertain, or otherwise objectionable and therefore decide not to do business with us. Any of the foregoing could materially harm our business, prospects, financial condition and results of operations.

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

On September 26, 2019, we announced that the arbitration panel issued an interim award concluding that both the structural and chemical guide RNAs modification technologies were exclusively licensed to us by Caribou pursuant to the Caribou License. After concluding that the chemical modification technology was within the scope of our exclusive license from Caribou, the arbitration panel nevertheless noted that its decision could delay or otherwise adversely impact the development of these modified guide RNAs as human therapeutics. It also noted that we currently are not using these modified guide RNAs in any of our active programs. Thus, solely with respect to the particular modified guide RNAs, the arbitration panel stated that it will declare that Caribou has an equitable “leaseback,” which it described as exclusive, perpetual and worldwide (the “Caribou Award”). The panel instructed the parties to negotiate the terms of the Caribou Award, including Caribou’s future payments to us for the same.

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

In addition, third parties could assert that UC/Vienna/Charpentier do not have rights to the CRISPR/Cas9 technology, including inventorship and ownership rights to currently issued or allowable patents, or that any rights owned by UC/Vienna/Charpentier are limited. For example, under our sublicense from Caribou, we have rights to patent applications owned by UC/Vienna Charpentier covering certain aspects of CRISPR/Cas9 systems to edit genes in eukaryotic cells, including human cells (collectively, the “UC/Vienna/Charpentier eukaryotic patent family”). The Broad Institute, Massachusetts Institute of Technology, the President and Fellows of Harvard College and the Rockefeller University (collectively, the “Broad Institute”) co-own patents and patent applications that also claim CRISPR/Cas9 systems to edit genes in eukaryotic cells (collectively, the “Broad Institute patent family”). Because the respective owners of various UC/Vienna/Charpentier patent applications and the Broad Institute patent family both allege owning intellectual property claiming overlapping aspects of CRISPR/Cas9 systems and methods to edit genes in eukaryotic cells, including human cells, our ability to market and sell CRISPR/Cas9-based human therapeutics may be adversely impacted depending on the scope and actual ownership over the inventions claimed in the competing patent portfolios. On June 25, 2019, the Patent Trial and Appeal Board (“PTAB”) of the U.S. Patent and Trademark Office (“USPTO”) declared an interference between the UC/Vienna/Charpentier eukaryotic patent family and the Broad Institute patent family to determine which research group first invented the use of the CRISPR/Cas9 technology in eukaryotic cells and, therefore, is entitled to the patents covering the invention. On August 26, 2019, the PTAB redeclared the interference to include additional UC/Vienna/Charpentier patent applications covering the invention that had also been found allowable by the USPTO. As of June 30, 2020, the interference involves 14 allowable patent applications from the UC/Vienna/Charpentier eukaryotic patent family and 13 patents and one patent application from the Broad Institute patent family. If it were to succeed in the interference, the Broad could seek to assert its issued patents against us based on our CRISPR/Cas9-based activities, including commercialization. Defense of these claims, regardless of their merit, would involve substantial litigation expense, would be a substantial diversion of management and other employee resources from our business and may impact our reputation. In the event of a successful claim of infringement against us, we may have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, obtain one or more licenses from third parties, pay royalties or redesign our infringing products, which may be impossible or require substantial time and monetary expenditure. In that event, we could be unable to further develop and commercialize our product candidates, which could harm our business significantly.

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

The Broad Institute patent family includes issued patents in the U.S. and Europe that purport to cover certain aspects of the CRISPR/Cas9 genome editing platform for use on eukaryotic cells, including human cells. On June 25, 2019, the PTAB declared an interference between the UC/Vienna/Charpentier eukaryotic patent family and the Broad patent family that claim the use of the CRISPR/Cas9 technology in eukaryotic cells, including human cells. On August 26, 2019, the PTAB redeclared the interference to include additional UC/Vienna/Charpentier patent applications covering the invention that had also been found allowable by the USPTO. As of June 30, 2020, the interference involves 14 allowable patent applications from the UC/Vienna/Charpentier eukaryotic patent family and 13 patents and one patent application from the Broad Institute patent family. In this interference, the PTAB will seek to determine which research group first invented the use of the technology in eukaryotic cells and, therefore, is entitled to the patents covering the invention. If the PTAB were to conclude that UC/Vienna/Charpentier were not the first inventors, we may not have rights to this invention, which could adversely impact our ability to develop and commercialize our product candidates. If it were to succeed in the interference, the Broad could seek to assert its issued patents against us based on our CRISPR/Cas9-based activities, including commercialization. Defense of these claims, regardless of their merit, would involve substantial litigation expense, would be a substantial diversion of management and other employee resources from our business and may impact our reputation. In the event of a successful claim of infringement against us, we may have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, obtain one or more licenses from third parties, pay royalties or redesign our infringing products, which may be impossible or require substantial time and monetary expenditure. In that event, we could be unable to further develop and commercialize our product candidates, which could harm our business significantly.

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

For example, as discussed above, on September 26, 2019, we announced that an arbitration panel had issued an interim award concluding that both the structural and chemical guide RNAs modification technologies were exclusively licensed to us by Caribou pursuant to the Caribou License. After concluding that the chemical modification technology was within the scope of our exclusive license with Caribou, the arbitration panel noted that its decision could delay or otherwise adversely impact the development of these modified guide RNAs as human therapeutics. Thus, solely with respect to the particular modified guide RNAs, the arbitration panel stated that it will declare that Caribou has an equitable award, which it described as exclusive, perpetual and worldwide. Upon, and subject to the terms of, a final award, which will follow further legal proceedings between the parties, Caribou could be able to use the modified guide RNAs at issue for certain human therapeutics. Although the interim award has no effect on our rights or current programs nor on Caribou’s obligations under the Caribou License, we cannot predict the potential implications and impact the interim award may have on our business.

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

The growth of our business will likely depend in part on our ability to acquire or in-license additional proprietary rights. For example, our programs may involve additional product candidates, delivery systems or technologies that may require the use of additional proprietary rights held by third parties, including competitors. Our ultimate product candidates may also require specific modifications or formulations to work effectively and efficiently. These modifications or formulations may be covered by intellectual property rights held by others, including competitors. We may be unable to acquire or in-license any relevant third-party intellectual property rights that we identify as necessary or important to our business operations.

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

The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our owned and licensed patents may be challenged in the courts or patent offices in the U.S. and abroad. There is a substantial amount of litigation as well as administrative proceedings for challenging patents, including interference, derivation, reexamination, and other post-grant proceedings before the USPTO and oppositions and other comparable proceedings in foreign jurisdictions, involving patents and other intellectual property rights in the biotechnology and pharmaceutical industries, and we expect this to be true for the CRISPR/Cas9 space as well. For example, a number of third parties have filed oppositions challenging the validity, and seeking the revocation, of the CRISPR/Cas9 genome editing patents granted to UC/Vienna/Charpentier by the European Patent Office to date. For example, third parties may continue to seek to challenge on appeal the validity of UC/Vienna/Charpentier’s first European patent, which covers compositions comprising Cas9 and single guide RNA molecules, as well as methods of editing DNA in vitro or ex vivo using Cas9 and single guide RNAs, even though the European Patent Office (“EPO”) reaffirmed the validity of substantially all the claims after hearing the challenges of these third parties in January 2020. If UC/Vienna/Charpentier fail in defending the validity of this patent on appeal (or, at hearings before the European Patent Office’s Opposition Division, their other European patents that have similarly been opposed), we may lose valuable intellectual property rights, such as the exclusive right to use such intellectual property. Such an outcome could have a material adverse effect on our business in Europe. In addition, since the passage of the America Invents Act in 2013, U.S. law also provides for other procedures to challenge patents, including inter partes reviews and post-grant reviews, that add uncertainty to the possibility of challenge to our developed or licensed patents and patent applications in the future. Furthermore, for U.S. applications in which all claims are entitled to a priority date before March 16, 2013, an interference proceeding can be provoked by a third-party or instituted by the USPTO to determine who was the first to invent any of the subject matter covered by the patent claims of our applications. See the above risk factor titled “Third-party claims of intellectual property infringement against us, our licensors or our collaborators may prevent or delay our product discovery and development efforts.”

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

Further, if a party to our licenses, either a licensee or licensor, were to breach or challenge our rights under the relevant license agreement (or if one of our licensor’s own licensors were to challenge our licensor’s rights), we may have to initiate or participate in a legal proceeding to enforce our rights. Any such legal proceeding could be expensive and time-consuming. In addition, if a court or other tribunal were to rule against us, we could lose key intellectual property and financial rights. Pursuing or defending against these legal claims, regardless of merits, would involve substantial legal expense and would be a substantial diversion of employee resources from our business. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation or contractual litigation there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation or proceeding. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. For example, as discussed above, on September 26, 2019, we announced that an arbitration panel had issued an interim award concluding that both the structural and chemical guide RNAs modification technologies were exclusively licensed to us by Caribou pursuant to the Caribou License. Nevertheless, the arbitration panel noted that its decision could delay or otherwise adversely impact the development of these modified guide RNAs as human therapeutics. Thus, solely with respect to the particular modified guide RNAs, the arbitration panel stated that it will declare that Caribou has an equitable award, which it described as exclusive, perpetual and worldwide. Upon, and subject to the terms of, a final award, which will follow further legal proceedings between the parties, Caribou could be able to use the modified guide RNAs at issue to develop engineered CAR-T cells directed at CD19 as human therapeutics. Although the interim award has no effect on our rights or current programs nor on Caribou’s obligations under the Caribou License, we cannot predict the potential implications and impact the interim award may have.

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

As of March 31, 2020, our executive officers, directors, 5% or greater stockholders and their affiliates beneficially owned approximately 66% of our outstanding voting stock. These stockholders may have the ability to influence us through their ownership positions. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to control elections of directors or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

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

We will need additional capital in the future to continue our planned operations in addition to the proceeds we received from our initial public offering (“IPO”) in May 2016 and follow-on public offerings in November 2017 and June 2020. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. We may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, convertible securities or other equity securities in more than one transaction, investors may be materially diluted by subsequent sales. These sales may also result in material dilution to our existing stockholders, and new investors could gain rights superior to our existing stockholders.

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

On August 23, 2019, we filed a Registration Statement on Form S-3, as amended (the “2019 Shelf”) with the SEC, which was declared effective on September 12, 2019 (File No. 333-233448) in relation to the registration of common stock, preferred stock, debt securities, warrants and units of any combination thereof. We also simultaneously entered into an Open Market Sale Agreement (the “2019 Sales Agreement”) with the Sales Agent, to provide for the offering, issuance and sale of up to an aggregate amount of $150.0 million of our common stock from time to time in “at-the-market” offerings under the 2019 Shelf and subject to the limitations thereof. We will pay to the Sales Agent cash commissions of 3.0% of the gross proceeds of sales of common stock under the 2019 Sales Agreement. In December 2019, we issued 287,231 shares of our common stock at an average price of $16.48 per share in accordance with the 2019 Sales Agreement for aggregate net proceeds of $4.4 million, after payment of cash commissions to the Sales Agent and approximately $0.2 million related to legal, accounting and other fees in connection with the sales. During the six months ended June 30, 2020, we issued 1,107,100 shares of our common stock in a series of sales at an average price of $13.78 per share in accordance with the 2019 Sales Agreement, for aggregate net proceeds of $14.7 million after payment of cash commissions to the Sales Agent and approximately $0.1 million related to legal, accounting and other fees in connection with the sales. In June 2020, we issued 6,301,370 shares of our common stock, including the exercise in full by the underwriters of their option to purchase an additional 821,917 shares, at the public offering price of $18.25 per share pursuant to the 2019 Shelf for aggregate cash consideration of $107.7 million, after payment of commissions and fees and approximately $0.4 million related to legal, accounting and other fees in connection with the sales. In June 2020 we also issued 925,218 shares of our common stock to Regeneron in a private placement for an aggregate cash consideration of $30.0 million, or $32.42 per share, representing a 100% premium over the volume-weighted average trading price of the Company’s common stock during the 30-day period prior to the closing. In addition, sales of a substantial number of shares of our outstanding common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock. Persons who were our stockholders prior to our IPO continue to hold a substantial number of shares of our common stock that many of them are now able to sell in the public market. Significant portions of these shares are held by a relatively small number of stockholders. Sales by our stockholders of a substantial number of shares, or the expectation that such sales may occur, could significantly reduce the market price of our common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 6. Exhibits

The following exhibits are incorporated by reference or filed as part of this report.

10.1#	Amendment No. 1, dated May 30, 2020, to the License and Collaboration Agreement, dated April 11, 2016, by and between Intellia Therapeutics, Inc. and Regeneron Pharmaceuticals, Inc. (1)

10.2	Stock Purchase Agreement, dated May 30, 2020, by and between Intellia Therapeutics, Inc. and Regeneron Pharmaceuticals, Inc. (1)

10.3†	Corporate Bonus Plan, effective April 3, 2020. (2)

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (2)

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (2)

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

#

Certain information in this exhibit was omitted by means of redacting a portion of the text and replacing it with “[***]”. The Registrant has determined that the omitted information (i) is not material and (ii) would be competitively harmful if publicly disclosed.

†	Indicates a management contract or any compensatory plan, contract or arrangement.
(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-37766) filed with the Securities and Exchange Commission on June 1, 2020.
(2)	Filed with this Quarterly Report on Form 10-Q.
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

Dated: August 6, 2020

INTELLIA THERAPEUTICS, INC.

By:	/s/ John M. Leonard
John M. Leonard, M.D.
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Glenn G. Goddard
Glenn G. Goddard
Executive Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)