Form 10-Q
period 2020-09-30
Intellia Therapeutics, Inc.
filed 2020-11-05
CIK 1652130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

The number of shares outstanding of the registrant’s common stock as of October 30, 2020: 59,080,783 shares.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

INTELLIA THERAPEUTICS, INC.

Condensed Consolidated Balance Sheets (unaudited)

(Amounts in thousands except share and per share data)

	September 30, 2020	December 31, 2019
ASSETS
Current Assets:
Cash and cash equivalents	$179,746	$57,226
Marketable securities	228,201	222,500
Accounts receivable	1,217	4,620
Prepaid expenses and other current assets	7,086	5,135
Total current assets	416,250	289,481
Marketable securities - noncurrent	-	4,746
Property and equipment, net	15,612	17,996
Operating lease right-of-use assets	22,210	19,137
Other assets	4,483	2,920
Total Assets	$458,555	$334,280
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$7,775	$3,941
Accrued expenses	19,348	13,273
Current portion of operating lease liability	6,198	5,745
Current portion of deferred revenue	22,544	12,674
Total current liabilities	55,865	35,633
Deferred revenue, net of current portion	57,070	16,136
Long-term operating lease liability	16,000	12,630
Commitments and contingencies (Note 6)
Stockholders’ Equity:
Common stock, $0.0001 par value; 120,000,000 shares authorized; 58,792,212 and 50,198,044 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	6	5
Additional paid-in capital	722,500	570,493
Accumulated other comprehensive income	31	261
Accumulated deficit	(392,917)	(300,878)
Total stockholders’ equity	329,620	269,881
Total Liabilities and Stockholders’ Equity	$458,555	$334,280

See notes to condensed consolidated financial statements.

INTELLIA THERAPEUTICS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited)

(Amounts in thousands except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Collaboration revenue	$22,220	$10,616	$51,399	$32,167
Operating expenses:
Research and development	39,756	27,513	112,177	76,682
General and administrative	10,566	8,431	33,406	32,082
Total operating expenses	50,322	35,944	145,583	108,764
Operating loss	(28,102)	(25,328)	(94,184)	(76,597)
Interest income	262	1,694	2,145	5,340
Net loss	$(27,840)	$(23,634)	$(92,039)	$(71,257)
Net loss per share, basic and diluted	$(0.47)	$(0.49)	$(1.70)	$(1.53)
Weighted average shares outstanding, basic and diluted	58,754	48,554	54,218	46,547
Other comprehensive (loss) income:
Unrealized (loss) gain on marketable securities	(124)	81	(230)	364
Comprehensive loss	$(27,964)	$(23,553)	$(92,269)	$(70,893)

See notes to condensed consolidated financial statements.

INTELLIA THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows (unaudited)

(Amounts in thousands)

	Nine Months Ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(92,039)	$(71,257)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,709	4,021
Equity-based compensation	14,321	12,075
Accretion of investment discounts	(195)	(3,297)
Changes in operating assets and liabilities:
Accounts receivable	3,403	3,948
Prepaid expenses and other current assets	(1,951)	(3,043)
Operating right-of-use assets	4,866	1,648
Other assets	348	110
Accounts payable	3,445	1,910
Accrued expenses	6,719	1,043
Deferred revenue	50,804	(20,788)
Operating lease liabilities	(4,116)	(948)
Net cash used in operating activities	(9,686)	(74,578)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,579)	(4,222)
Purchases of marketable securities	(244,790)	(263,986)
Maturities of marketable securities	243,800	265,500
Net cash used in investing activities	(3,569)	(2,708)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock through follow-on offering, net of issuance costs of $0.4 million	107,732	-
Proceeds from issuance of common stock through at-the-market offerings, net of issuance costs of $0.1 million and $0.3 million, respectively	14,722	54,120
Proceeds from issuance of common stock to Regeneron	12,580	-
Proceeds from options exercised	1,967	2,216
Issuance of shares through employee stock purchase plan	685	534
Net cash provided by financing activities	137,686	56,870
Net increase (decrease) in cash and cash equivalents and restricted cash equivalents	124,431	(20,416)
Cash and cash equivalents and restricted cash equivalents, beginning of period	57,226	58,856
Cash and cash equivalents and restricted cash equivalents, end of period	$181,657	$38,440

Reconciliation of cash, cash equivalents and restricted cash equivalents to condensed consolidated balance sheet:
Cash and cash equivalents	$179,746	$38,440
Restricted cash equivalents, included in other assets	1,911	-
Total cash, cash equivalents and restricted cash equivalents	$181,657	$38,440

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Purchases of property and equipment unpaid at period end	$545	$1,016
Right-of-use assets acquired under operating leases	7,939	2,554

See notes to condensed consolidated financial statements.

INTELLIA THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements (unaudited)

1.	Overview and Basis of Presentation

Intellia Therapeutics, Inc. (“Intellia” or the “Company”) is a leading genome editing company, focused on the development of proprietary, potentially curative therapeutics using a biological tool known as CRISPR/Cas9, which stands for Clustered, Regularly Interspaced Short Palindromic Repeats (“CRISPR”)/CRISPR associated 9 (“Cas9”). This is a technology for genome editing, the process of altering selected sequences of genomic deoxyribonucleic acid (“DNA”). The Company believes the CRISPR/Cas9 technology has the potential to transform medicine by both producing therapeutics that permanently edit and/or correct disease-associated genes in the human body with a single treatment course, and creating enhanced engineered cells that can treat oncological and immunological diseases. The Company’s combination of deep scientific, technical and clinical development experience, along with its intellectual property (“IP”) portfolio, puts it in a position to unlock broad therapeutic applications of the CRISPR/Cas9 technology and create new classes of therapeutic products.

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

Liquidity

Since its inception through September 30, 2020, the Company has raised an aggregate of $893.6 million to fund its operations, of which $272.6 million was through its collaboration agreements, $170.5 million was from its initial public offering (“IPO”) and concurrent private placements, $249.1 million was from follow-on public offerings, $116.4 million was from at-the-market offerings and $85.0 million was from the sale of convertible preferred stock. The Company expects that its cash, cash equivalents and marketable securities as of September 30, 2020, as well as research and cost reimbursement funding from its collaboration agreement with Regeneron (see Note 7), will enable the Company to fund its ongoing operating expenses and capital expenditure requirements for at least the twelve-month period following the issuance of these condensed consolidated financial statements.
2.	Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies” to the consolidated financial statements included in the Annual Report for the year ended December 31, 2019. There have been no material changes during the nine months ended September 30, 2020, other than as noted below.

Restricted Cash Equivalents

Restricted cash equivalents are money market funds held in collateral accounts that are restricted to secure a letter of credit in accordance with the lease for 281 Albany Street that the Company entered into in March of 2020 (see Note 8). The letter of credit is required to be maintained throughout the term of the lease, which is ten years. These restricted cash equivalents amount to $1.9 million and are included in “Other Assets” in the Company’s condensed consolidated balance sheet.

Recent Accounting Pronouncements – Adopted

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). The new standard modifies disclosure requirements related to fair value measurement. The Company adopted ASU 2018-13 on January 1, 2020. The adoption did not have a material impact on the Company’s condensed consolidated financial statements as of and for the three or nine months ended September 30, 2020.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). The standard changes how credit losses are measured for most financial assets and certain other instruments. For trade and other receivables, the standard requires the use of a new forward-looking “expected credit loss” model that generally will result in the earlier recognition of allowances for losses. For available-for-sale debt securities with unrealized losses, the standard now requires allowances to be recorded instead of reducing the amortized cost of the investment. With certain exceptions, the guidance is applied using a modified retrospective approach by reflecting adjustments through a cumulative-effect impact to retained earnings as of the beginning of the fiscal year of adoption. The Company adopted ASU 2016-13 on January 1, 2020. The adoption did not have a material effect on the Company’s condensed consolidated financial statements as of and for the three or nine months ended September 30, 2020.

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

The following table summarizes the Company’s available-for-sale marketable securities as of September 30, 2020 and December 31, 2019 at net book value:

	September 30, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Marketable securities:
U.S. Treasury securities	$79,962	$5	$-	$79,967
Financial institution debt securities	111,265	35	(5)	111,295
Corporate debt securities	31,832	-	(6)	31,826
Other asset-backed securities	5,111	2	-	5,113
Total	$228,170	$42	$(11)	$228,201

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Marketable securities:
U.S. Treasury securities	$159,361	$142	$(1)	$159,502
Financial institution debt securities	40,173	105	-	40,278
Corporate debt securities	18,966	1	-	18,967
Other asset-backed securities	8,485	14	-	8,499
Total	$226,985	$262	$(1)	$227,246

The amortized cost of available-for-sale securities is adjusted for amortization of premiums and accretion of discounts to maturity. At September 30, 2020 and December 31, 2019, the balance in the Company’s accumulated other comprehensive income was composed of activity related to the Company’s available-for-sale marketable securities. There were no material realized gains or losses in the nine months ended September 30, 2020 or for the year ended December 31, 2019. The Company did not reclassify any amounts out of accumulated other comprehensive income during this period. The Company did not have any securities in a material unrealized loss position at September 30, 2020.

The Company's available-for-sale securities that are classified as short-term marketable securities in the condensed consolidated balance sheet mature within one year or less as of the balance sheet date. Available-for-sale securities that are classified as noncurrent in the condensed consolidated balance sheet are those that mature after one year but within five years from the balance sheet date and that the Company does not intend to dispose of within the next twelve months. At September 30, 2020 and December 31, 2019, the Company did not hold any investments that matured beyond five years of the balance sheet date.
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

As of September 30, 2020 and December 31, 2019, the Company’s financial assets recognized at fair value on a recurring basis consisted of the following:

	Fair Value as of September 30, 2020
	Total	Level 1	Level 2	Level 3
	(In thousands)
Cash equivalents	$172,407	$172,407	$-	$-
Marketable securities:
U.S. Treasury securities	79,967	79,967	-	-
Financial institution debt securities	111,295	-	111,295	-
Corporate debt securities	31,826	-	31,826	-
Other asset-backed securities	5,113	-	5,113	-
Total marketable securities	228,201	79,967	148,234	-
Total	$400,608	$252,374	$148,234	$-

	Fair Value as of December 31, 2019
	Total	Level 1	Level 2	Level 3
	(In thousands)
Cash equivalents	$46,917	$46,917	$-	$-
Marketable securities:
U.S. Treasury securities	159,502	159,502	-	-
Financial institution debt securities	40,278	-	40,278	-
Corporate debt securities	18,967	-	18,967	-
Other asset-backed securities	8,499	-	8,499	-
Total marketable securities	227,246	159,502	67,744	-
Total	$274,163	$206,419	$67,744	$-

The Company’s financial assets, which include cash equivalents and marketable securities, have been initially valued at the transaction price, and subsequently revalued at the end of each reporting period, utilizing third-party pricing services or other observable market data. The pricing services utilize industry standard valuation models and observable market inputs to determine value. After completing our validation procedures, the Company did not adjust or override any fair value measurements provided by the pricing services as of September 30, 2020 or December 31, 2019.

Other financial instruments, including accounts receivable, accounts payable and accrued expense, are carried at cost, which approximate fair value due to the short duration and term to maturity.
5.	Accrued Expenses

Accrued expenses consisted of the following:

	September 30, 2020	December 31, 2019
	(In thousands)
Employee compensation and benefits	$8,642	$6,311
Accrued research and development	6,396	4,208
Accrued legal and professional expenses	2,024	1,563
Accrued other	2,286	1,191
Total accrued expenses	$19,348	$13,273

6.	Commitments and Contingencies

Litigation

There have been no material changes to any of the outstanding litigation, nor is the Company a party to any new litigation, since December 31, 2019. For further information please see the notes to the consolidated financial statements included in the Company’s Annual Report for the year ended December 31, 2019.

License Agreements

The Company is party to license agreements, which include contingent payments. These payments will become payable if and when certain development, regulatory and commercial milestones are achieved. As of September 30, 2020, the satisfaction and timing of the contingent payments is uncertain and not reasonably estimable.
7.	Collaborations

To accelerate the development and commercialization of CRISPR/Cas9-based products in multiple therapeutic areas, the Company has formed, and intends to seek other opportunities to form, strategic alliances with collaborators who can augment its leadership in CRISPR/Cas9 therapeutic development. As of September 30, 2020, the Company’s accounts receivable and contract liabilities were related to the Company’s collaboration with Regeneron Pharmaceuticals, Inc. (“Regeneron”). As of September 30, 2019, the Company’s accounts receivable and contract liabilities were related to the Company’s collaborations with Regeneron and Novartis Institutes for BioMedical Research (“Novartis”).

The following table presents changes in the Company’s accounts receivable and contract liabilities during the nine months ended September 30, 2020 and 2019 (in thousands):

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Nine Months Ended September 30, 2020
Accounts receivable	$4,620	$102,203	$(105,606)	$1,217
Contract liabilities:
Deferred revenue	$28,810	$87,477	$(36,673)	$79,614

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Nine Months Ended September 30, 2019
Accounts receivable	$7,547	$11,379	$(15,327)	$3,599
Contract liabilities:
Deferred revenue	$55,932	$3,000	$(23,788)	$35,144

During the nine months ended September 30, 2020 and 2019, the Company recognized the following revenues as a result of changes in the contract liability balance (in thousands):

	Nine Months Ended September 30,
Revenue recognized in the period from:	2020	2019
Amounts included in the contract liability at the beginning of the period	$10,249	$23,788

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

2020 Regeneron Amendment: Scope. The 2020 Regeneron Amendment, among other things, (i) extends the Technology Collaboration Term until April 11, 2024, with a further option to extend an additional twenty-four months upon notice and a $30.0 million nonrefundable payment to the Company, (ii) increases the Regeneron Target Cap from ten to fifteen (with the additional five targets focused only in the liver) and (iii) allows for a second Intellia Independent Co/Co Option. The Company also granted a non-exclusive license to Regeneron under certain CRISPR/Cas platform IP for the commercialization of up to ten ex vivo edited CRISPR Products (as defined in the 2020 Regeneron Amendment) made using certain cell types, subject to certain limitations on Regeneron’s activities in T cells. The ex vivo license does not include access to the Company’s IP directed to its ex vivo targets, programs, or cell engineering processes. This non-exclusive license is subject to royalty obligations such that the Company is eligible to earn royalties on ex vivo edited CRISPR Products ranging from the high-single digits to low teens, in each case, on a per-product basis, subject to various reductions and offsets and the Company’s existing royalty obligations to Caribou. The Company transferred the license to develop the Factor VIII target for the treatment of hemophilia A to Regeneron. In addition, a target that was previously a Regeneron evaluation target was transferred back to the Company as an Intellia reserved liver target with certain reserved rights for Regeneron.

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

Research Collaboration. Research activities under the 2016 Regeneron Agreement and the 2020 Regeneron Amendment (collectively the “Amended Agreements”) will be governed by evaluation and research and development plans that will outline the parties’ responsibilities under, anticipated timelines of and budgets for, the various programs. The Company will assist Regeneron with the preliminary evaluation of its selected in vivo targets, and Regeneron will be responsible for preclinical research, conducting clinical development and manufacturing and commercialization of CRISPR Products directed to each of its exclusive selected targets. The Company may assist, as requested by Regeneron, with the later discovery and research of product candidates directed to any selected target. For each selected target, Regeneron is required to use commercially reasonable efforts to submit regulatory filings necessary to achieve investigational new drug (“IND”), or other regulatory acceptance for at least one product directed to each applicable target and, following IND or other regulatory acceptance, to develop and commercialize at least one such product.

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

Co-Development and Co-Promotion: Agreement Structure. Under the 2016 Regeneron Agreement, Regeneron had the right to exercise at least four options, after ATTR, to enter into a Co/Co agreement for the Company’s liver targets (other than the Company’s reserved liver targets), while the Company had the opportunity to exercise at least one option to enter into a Co/Co agreement for Regeneron’s liver targets, the exact number of options being subject to certain conditions of the target selection process. In connection with the 2020 Regeneron Amendment, the Company received one additional option to enter into a Co/Co agreement, while Regeneron’s number of Co/Co options remained the same. Each option to enter into a Co/Co agreement must be exercised (or forfeited) once a target reaches a defined preclinical stage. One party will be the “Lead Party” and the other party the “Participating Party.” The Lead Party will have control and primary responsibility for the development, manufacturing, regulatory, and commercial activities. The Participating Party will have the right to consult on these activities through its participation on the joint development and commercialization committees and will have the right to co-fund development and commercialization activities in exchange for a share of profits. In general, under each Co/Co agreement, the parties will share equally in worldwide development costs and profits of any future products. Prior to reaching a specific development milestone, the Participating Party may elect to reduce its share of worldwide development costs and profits by 50%. Pursuant to the ATTR Co/Co, on December 13, 2019, Regeneron informed the Company that it would exercise its rights under the ATTR Co/Co agreement to modify its share of worldwide development costs and profits from 50% to 25%, effective in mid-June 2020.

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

The $91.9 million allocated to the combined performance obligation, including the licenses to targets and associated research activities and evaluation plans, as well as the $3.7 million allocated to the combined performance obligation, including the technology collaboration and associated research activities, are being recognized using a time elapsed inputs method over the remaining period of the collaboration which, in management’s judgment, is the best measure of progress towards satisfying the performance obligation as this method provides the most faithful depiction of the entity’s performance in transferring control of the goods and services promised to Regeneron and represents the Company’s best estimate of the period of the obligation. The Company will re-evaluate the measure of progress in each reporting period and when events whose outcome are resolved or other changes in circumstances occur. The $15.3 million allocated to the transfer of the license to develop the Factor VIII target for hemophilia A was recognized when the Company transferred control of the hemophilia A target during the quarter ended September 30, 2020.

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

Revenue Recognition – Collaboration Revenue. Through September 30, 2020, excluding amounts allocated to Regeneron’s purchase of the Company’s common stock, the Company recorded $145.0 million in upfront payments under the Amended Agreements and $33.8 million primarily for research and development services under the ATTR Co/Co agreement. Through September 30, 2020, the Company has recognized $116.7 million of collaboration revenue under all arrangements, including $22.2 million and $46.4 million during the three and nine months ended September 30, 2020, respectively, and $5.8 million and $17.8 million during the three and nine months ended September 30, 2019, respectively, in the condensed consolidated statements of operations and comprehensive loss. This includes $1.2 million and $9.8 million during the three and nine months ended September 30, 2020, respectively, and $2.6 million and $8.4 million during the three and nine months ended September 30, 2019, respectively, primarily representing payments due from Regeneron pursuant to the ATTR Co/Co agreement.

As of September 30, 2020, there was approximately $79.6 million of the aggregate transaction price of the Amended Agreements remaining to be recognized, which the Company expects to be recognized ratably through April 2024.

As of September 30, 2020 and December 31, 2019, the Company had accounts receivable of $1.2 million and $3.6 million, respectively, and deferred revenue of $79.6 million and $28.8 million, respectively, related to the Amended Agreements.

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

Revenue Recognition – Collaboration Revenue. Through September 30, 2020, excluding amounts allocated to Novartis’ purchase of the Company’s Class A-1 and Class A-2 Preferred Units, the Company had recorded a total of $62.4 million in cash under the 2014 Novartis Agreement and the Novartis Amendment. Through September 30, 2020, the Company recognized $62.4 million of collaboration revenue. No revenue was recognized during the three or nine months ended September 30, 2020 related to the 2014 Novartis Agreement and the Novartis Amendment. The Company recognized $4.8 million and $14.3 million during the three and nine months ended September 30, 2019, in the condensed consolidated statements of operations and comprehensive loss related to the 2014 Novartis Agreement and the Novartis Amendment. As of December 31, 2019, the aggregate transaction price had been recognized in full.

Revenue Recognition – Milestone. During the nine months ended September 30, 2020, the U.S. Food and Drug Administration (“FDA”) accepted the IND application submitted by Novartis for a CRISPR/Cas9-based engineered cell therapy for the treatment of sickle cell disease. As a result of meeting this milestone, the Company recognized $5.0 million as collaboration revenue within the condensed consolidated statement of operations and comprehensive loss. No other milestones under the 2014 Novartis Agreement and the Novartis Amendment were achieved during the three or nine months ended September 30, 2020 or 2019. The Company is eligible to receive additional downstream success-based milestones and royalties.

As of September 30, 2020, the Company had no accounts receivable related to the 2014 Novartis Agreement and the Novartis Amendment. As of December 31, 2019, the Company had accounts receivable of $1.0 million related to the 2014 Novartis Agreement and the Novartis Amendment. As of September 30, 2020 and December 31, 2019, the Company had no deferred revenue related to the 2014 Novartis Agreement and the Novartis Amendment.
8.	Leases

In October 2014, the Company entered into an agreement to lease office and laboratory space at 130 Brookline Street (the “130 Brookline Lease”) in Cambridge, Massachusetts under an operating lease agreement with a term through January 2020, with an option to extend the term of the lease for an additional five-year period. In April 2019, the Company executed an amendment to the lease to extend the term of the lease for the additional five-year period, through January 2025. Upon the execution of the original lease, the Company provided a $0.3 million security deposit. The Company has recorded this security deposit in other assets on the condensed consolidated balance sheets. In March 2020, the Company entered into a second amendment to the 130 Brookline Lease (the “Second Amendment”). The Second Amendment amends certain terms of the Company’s existing lease, dated October 21, 2014, as amended on April 5, 2019. The Second Amendment extends the term of the 130 Brookline Lease by approximately six years through January 31, 2031. This extended term is included as part of the lease liability and right-of-use asset at September 30, 2020. The Second Amendment also provides an option to extend the lease for two consecutive five-year terms. In the first quarter of 2020, the Company recognized a right-of-use asset and lease liability of approximately $7.3 million related to the Second Amendment.

In March 2020, the Company entered into an agreement to lease approximately 39,000 square feet of office and laboratory space at 281 Albany Street in Cambridge, Massachusetts under an operating lease agreement (the “281 Albany Lease”). The Company’s obligation to pay rent will start on the date that is six months after the commencement date or the date on which the Company occupies the premises, whichever occurs earlier (the “Rent Commencement Date”). The initial term of the 281 Albany Lease is ten years following the Rent Commencement Date. As of September 30, 2020 the Company determined, in accordance with Accounting Standards Codification 842, “Leases (Topic 842)”, that the lease commencement date has not been met as the Company does not control the underlying asset. The base rent under the 281 Albany Lease is $99.00 per square foot per year during the first year of the term, which is subject to scheduled annual increases up to $128.87 per square foot per year during the last year of the initial term, plus certain operating expenses and taxes. In addition, the landlord will contribute an aggregate of $4.4 million toward the cost of construction and tenant improvements for the premises. In accordance with the 281 Albany Lease, the Company is required to maintain a letter of credit in the amount of $1.9 million that is restricted for the term of the lease. These restricted cash equivalents are reported in “Other Assets” in the Company’s condensed consolidated balance sheet. The Company has the option to extend the 281 Albany Lease for two successive five-year terms.

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

As of September 30, 2020, there were 2,144,877 shares available for future issuance. The number of shares reserved for issuance under the 2015 Plan shall be cumulatively increased by four percent of the number of shares of stock issued and outstanding on the immediately preceding December 31 or such lesser number of shares of stock as determined by the board of directors.

Equity-based compensation expense is classified in the condensed consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)
Research and development	$2,775	$1,513	$7,325	$5,392
General and administrative	2,625	1,566	6,996	6,683
Total	$5,400	$3,079	$14,321	$12,075

Restricted Stock

Restricted stock is measured at fair value based on the quoted price of the Company’s common stock.

The following table summarizes the Company’s restricted stock activity for the nine months ended September 30, 2020:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested restricted stock as of December 31, 2019	71,875	$22.88
Granted	181,020	15.05
Vested	-	-
Cancelled	(28,369)	21.66
Unvested restricted stock as of September 30, 2020	224,526	$16.72

As of September 30, 2020, there was $1.7 million of unrecognized equity-based compensation expense related to restricted stock that is expected to vest. These costs are expected to be recognized over a weighted average remaining vesting period of 1.5 years. As of September 30, 2020, 47,916 of the unvested restricted stock outstanding are performance-based RSUs that vest upon obtaining certain scientific and regulatory milestones through 2020. During the three months ended September 30, 2020, 23,959 performance-based RSUs were cancelled as the performance criteria had not been met as of the milestone measurement date. The outstanding performance-based RSUs are not included in computing the diluted loss per share because the performance criteria had not been met as of the end of the reporting period.

In January 2020, the Company granted 181,020 RSUs to certain non-executive employees that include a performance condition in addition to a service condition. The RSUs vest over a period of three years and are subject to accelerated vesting based on the Company’s programs achieving certain development milestones before December 1, 2022. The fair value of the RSUs at date of grant was $15.05. As of September 30, 2020, the Company had not accelerated the vesting of the RSUs.

Stock Options

The weighted average grant date fair value of options, estimated as of the grant date using the Black-Scholes option pricing model, was $13.38 and $8.55 per option for those options granted during the three and nine months ended September 30, 2020 and $9.66 and $9.21 per option for those options granted during the three and nine months ended September 30, 2019, respectively. The total intrinsic value (the amount by which the fair market value exceeded the exercise price) of stock options exercised during the three and nine months ended September 30, 2020 was $0.9 million and $1.7 million, respectively, and during the three and nine months ended September 30, 2019 was $0.2 million and $1.6 million, respectively. Key assumptions used to apply this pricing model were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Risk-free interest rate	0.4%	1.6%	0.9%	2.2%
Expected life of options	6.0 years	6.0 years	5.5-6.0 years	5.5-6.0 years
Expected volatility of underlying stock	70.8%	67.5%	67.6%	68.3%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

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

The Company uses the market closing price of its common stock as reported on the Nasdaq Global Select Market to determine the fair value of the shares of common stock underlying stock options. The following is a summary of stock option activity for the nine months ended September 30, 2020:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding at December 31, 2019	5,365,971	$15.67
Granted	2,797,065	14.20
Exercised	(205,184)	9.64
Forfeited	(430,998)	18.21
Outstanding at September 30, 2020	7,526,854	$15.14	7.93	$40,456
Exercisable at September 30, 2020	3,296,341	$14.95	6.63	$19,191

As of September 30, 2020, there was $35.5 million of unrecognized compensation cost related to stock options that have not yet vested. These costs are expected to be recognized over a weighted average remaining vesting period of 2.6 years.

Of the unvested stock options outstanding as of September 30, 2020, 135,832 are performance-based stock options that vest upon obtaining certain scientific and regulatory milestones through 2020. During the nine months ended September 30, 2020, 77,918 performance-based options were cancelled as the performance criteria had not been met as of the milestone measurement date. At September 30, 2020, 95,832 performance-based options are not included in computing the diluted loss per share because the performance criteria had not been met as of the end of the reporting period.
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

Basic and diluted loss per share was calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)
Net loss	$(27,840)	$(23,634)	$(92,039)	$(71,257)
Weighted average shares outstanding, basic and diluted	58,754	48,554	54,218	46,547
Net loss per share, basic and diluted	$(0.47)	$(0.49)	$(1.70)	$(1.53)

The following common stock equivalents were excluded from the calculation of diluted loss per share because their inclusion would have been anti-dilutive:

	Three and Nine Months Ended September 30,
	2020	2019
	(In thousands)
Unvested restricted stock	225	72
Stock options	7,527	5,408
	7,752	5,480

11.	Stockholders’ Equity

The following tables present changes in stockholders’ equity for the nine-month periods ended September 30, 2020 and 2019 (in thousands, except share data):

			Additional	Accumulated Other		Total
	Common		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2019	50,198,044	$5	$570,493	$261	$(300,878)	$269,881
Issuance of common stock through at-the-market offerings, net of issuance costs of $48	351,252	-	5,079	-	-	5,079
Exercise of stock options	53,579	-	336	-	-	336
Equity-based compensation	-	-	4,157	-	-	4,157
Other comprehensive income	-	-	-	112	-	112
Net loss	-	-	-	-	(31,806)	(31,806)
Balance at March 31, 2020	50,602,875	5	580,065	373	(332,684)	247,759
Issuance of common stock through follow-on offering, net of issuance costs of $369	6,301,370	1	107,731	-	-	107,732
Issuance of common stock in private placement with Regeneron	925,218	-	12,580	-	-	12,580
Issuance of common stock through at-the-market offerings, net of issuance costs of $23	755,848	-	9,643	-	-	9,643
Exercise of stock options	83,631	-	1,035	-	-	1,035
Issuance of shares under employee stock purchase plan	55,296	-	685	-	-	685
Equity-based compensation	-	-	4,764	-	-	4,764
Other comprehensive loss	-	-	-	(218)	-	(218)
Net loss	-	-	-	-	(32,393)	(32,393)
Balance at June 30, 2020	58,724,238	6	716,503	155	(365,077)	351,587
Exercise of stock options	67,974	-	597	-	-	597
Equity-based compensation	-	-	5,400	-	-	5,400
Other comprehensive loss	-	-	-	(124)	-	(124)
Net loss	-	-	-	-	(27,840)	(27,840)
Balance at September 30, 2020	58,792,212	$6	$722,500	$31	$(392,917)	$329,620

			Additional	Accumulated Other		Total
	Common		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	(Loss) Income	Deficit	Equity
Balance at December 31, 2018	45,224,480	$5	$478,968	$(28)	$(201,025)	$277,920
Retroactive adjustment to beginning accumulated deficit for adoption of ASC 842	-	-	-	-	(320)	(320)
Issuance of common stock through at-the-market offerings, net of issuance costs of $120	223,818	-	3,639	-	-	3,639
Exercise of stock options	30,800	-	360	-	-	360
Equity-based compensation	-	-	4,592	-	-	4,592
Other comprehensive income	-	-	-	87	-	87
Net loss	-	-	-	-	(21,940)	(21,940)
Balance at March 31, 2019	45,479,098	5	487,559	59	(223,285)	264,338
Issuance of common stock through at-the-market offerings, net of issuance costs of $3	1,986,579	-	31,413	-	-	31,413
Exercise of stock options	203,072	-	1,664	-	-	1,664
Issuance of shares under employee stock purchase plan	45,826	-	534	-	-	534
Equity-based compensation	-	-	4,404	-	-	4,404
Other comprehensive income	-	-	-	196	-	196
Net loss	-	-	-	-	(25,683)	(25,683)
Balance at June 30, 2019	47,714,575	5	525,574	255	(248,968)	276,866
Issuance of common stock through at-the-market offerings, net of issuance costs of $199	1,141,411	-	19,068	-	-	19,068
Exercise of stock options	21,311	-	192	-	-	192
Equity-based compensation	-	-	3,079	-	-	3,079
Other comprehensive gain	-	-	-	81	-	81
Net loss	-	-	-	-	(23,634)	(23,634)
Balance at September 30, 2019	48,877,297	$5	$547,913	$336	$(272,602)	$275,652

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

In August 2019, the Company entered into an Open Market Sale Agreement (the “2019 Sales Agreement”) with Jefferies, under which Jefferies was able to offer and sell, from time to time in “at-the-market” offerings, common stock having aggregate gross proceeds of up to $150.0 million. The Company agreed to pay Jefferies cash commissions of 3.0% of the gross proceeds of sales of common stock under the 2019 Sales Agreement. During the year ended December 31, 2019, the Company issued 287,231 shares of its common stock, in a series of sales, at an average price of $16.48 per share, in accordance with the 2019 Sales Agreement for aggregate net proceeds of $4.4 million, after payment of cash commissions to Jefferies and approximately $0.2 million related to legal, accounting and other fees in connection with the sales. During the nine months ended September 30, 2020, the Company issued 1,107,100 shares of its common stock in a series of sales at an average price of $13.78 per share in accordance with the 2019 Sales Agreement, for aggregate net proceeds of $14.7 million after payment of cash commissions to Jefferies and approximately $0.1 million related to legal, accounting and other fees in connection with the sales.

As of September 30, 2020, $130.0 million in shares of common stock remain eligible for sale under the 2019 Sales Agreement.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Information

This Quarterly Report on Form 10-Q contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may be identified by such forward-looking terminology as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. Our forward-looking statements are based on a series of expectations, assumptions, estimates and projections about our company, are not guarantees of future results or performance and involve substantial risks and uncertainty. We may not actually achieve the plans, intentions or expectations disclosed in these forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in these forward-looking statements. Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including the risks and uncertainties inherent in our statements regarding:

•	our ability to execute our clinical study strategy for NTLA-2001, our program for the treatment of transthyretin amyloidosis;
•

the anticipated timing of preclinical studies, manufacturing activities and our investigational new drug application (“IND”) or equivalent regulatory filing for NTLA-5001, our program for the treatment of acute myeloid leukemia;

•	the anticipated timing of preclinical studies, manufacturing activities and our IND application or equivalent regulatory filing for NTLA-2002, our program for the treatment of hereditary angioedema;
•	our ability to use a modular platform capability or other strategy to efficiently discover and develop product candidates, including by applying learnings from one program to other programs;
•	our ability to research, develop or maintain a pipeline of product candidates;
•	our ability to manufacture or obtain material for our preclinical and clinical studies, and our product candidates;
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
•

our ability to agree to terms with Caribou Biosciences, Inc. (“Caribou”) in accordance with the September 2019 interim award issued by the arbitration panel in our arbitration against Caribou (the “Caribou Arbitration”), including the scope and potential payments of such arrangement; and

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

Management Overview

Intellia Therapeutics, Inc. (“we,” “us,” “our,” “Intellia,” or the “Company”) is a leading genome editing company, focused on the development of proprietary, potentially curative therapeutics utilizing a biological tool known as CRISPR/Cas9, which stands for Clustered, Regularly Interspaced Short Palindromic Repeats (“CRISPR”)/CRISPR associated 9 (“Cas9”). This is a technology for genome editing, the process of altering selected sequences of genomic deoxyribonucleic acid (“DNA”). We believe that CRISPR/Cas9 technology has the potential to transform medicine by both producing therapeutics that permanently edit and/or correct disease-associated genes in the human body with a single treatment course, and creating enhanced engineered cells that can treat oncological and immunological diseases. Our combination of deep scientific, technical and clinical development experience, along with our intellectual property (“IP”) portfolio, puts us in a position to unlock broad therapeutic applications of the CRISPR/Cas9 technology and create new classes of therapeutic products.

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

Our strategy is to build a full-spectrum genome editing company, by leveraging our CRISPR/Cas9 platform across two areas: in vivo applications, in which CRISPR/Cas9 is the therapy, delivered to target cells within the body; and ex vivo applications, in which CRISPR/Cas9 creates the therapy of engineered human cells. All of our revenue to date has been collaboration revenue. Since our inception and through September 30, 2020, we have raised an aggregate of approximately $893.6 million to fund our operations, of which $272.6 million was through our collaboration agreements, $170.5 million was from our initial public offering and concurrent private placements, $249.1 million was from follow-on offerings, $116.4 million was from at-the-market offerings and $85.0 million was from the sale of convertible preferred stock.

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

Our diversified pipeline includes in vivo development programs targeting genetic diseases, including transthyretin amyloidosis (“ATTR”), hemophilia A and hemophilia B, which we are co-developing with Regeneron Pharmaceuticals, Inc. (“Regeneron”), and hereditary angioedema (“HAE”). Our pipeline also includes ex vivo programs consisting of two separate efforts: (i) a set of proprietary programs focused on engineered cell therapies to treat various cancers and autoimmune diseases including our lead ex vivo program to target Wilms’ Tumor 1 (“WT1”) for acute myeloid leukemia (“AML”); and (ii) partnered programs developed in collaboration with Novartis Institutes for BioMedical Research, Inc. (“Novartis”), focused on chimeric antigen receptor (“CAR”) T (“CAR-T”) cells, hematopoietic stem cells (“HSCs”), the stem cells from which all of the various types of blood cells originate, and stem cells in the eye, or ocular stem cells (“OSCs”).

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

In non-human primate (“NHP”) studies, we have demonstrated our ability to reduce circulating TTR protein to estimated therapeutically relevant levels after a single systemic administration of LNPs containing our CRISPR/Cas9 complex. In December 2019, we completed a year-long durability study of our lead LNP formulation, maintaining an average reduction of more than 95% of serum TTR protein after a single dose in NHPs. The data from our various NHP studies has also demonstrated the transient nature of our proprietary modular LNP delivery system, which was rapidly cleared from circulation, with all CRISPR/Cas9 complex undetectable in blood and liver within ten days of administration. Our lead candidate, NTLA-2001, applies an in vivo liver gene knockout approach for the treatment of ATTR. In October 2020, we announced the authorization of our Clinical Trial Application (“CTA”) by the United Kingdom’s Medicines and Healthcare products Regulatory Agency (“MHRA”) to initiate our Phase 1 study to evaluate NTLA-2001 for the treatment of hATTR-PN. Subject to the potential impact of the COVID-19 pandemic, we expect to dose the first patient in this Phase 1 trial during the fourth quarter of 2020. In addition, we are submitting additional regulatory applications to enable enrollment in other countries as part of our global clinical development plans. The Phase 1 study will be a two-part, open label, multi-center study in adults with hATTR-PN to assess the safety, tolerability, pharmacokinetics and pharmacodynamics of NTLA-2001, which will include the measurement of serum TTR levels following a single intravenous infusion. NTLA-2001 is part of a co-development and co-promotion (“Co/Co”) agreement directed to our first collaboration target with Regeneron, ATTR (the “ATTR Co/Co”), for which we are the clinical and commercial Lead Party and Regeneron is the Participating Party (see Note 7 to the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for further detail). Pursuant to the ATTR Co/Co agreement, Regeneron funded approximately 50% of the program’s development costs through 2019. On December 13, 2019, Regeneron informed us that it would exercise its right under the ATTR Co/Co agreement to modify its share of worldwide development costs and profits from 50% to 25%, effective in mid-June 2020.

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

On May 7, 2020, we announced a development candidate for the treatment of HAE, NTLA-2002, a wholly owned program. We have completed a NHP durability study of our lead LNP formulation in support of NTLA-2002, which resulted in a year-long therapeutically relevant reduction of serum kallikrein protein levels and activity following a single dose. In addition, during the third quarter of 2020 we have initiated Good Laboratory Practices (“GLP”) toxicology studies in preparation for an IND or IND-equivalent regulatory submission for NTLA-2002 in the second half of 2021.

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

We have nominated NTLA-5001 as our first engineered T cell therapy development candidate for the treatment of AML, utilizing our TCR-directed approach to target the WT1 intracellular antigen. Our WT1-directed TCR T-cell therapy aims to develop a broadly applicable treatment for AML, regardless of mutational subtypes of a patient’s leukemia. This approach employs CRISPR/Cas9 complexes to knock out and replace the endogenous TCR with a natural, high affinity therapeutic TCR. The resulting cells are engineered to be capable of specific and potent killing of AML blasts without bone marrow cell toxicity. In February 2020, we presented data demonstrating that the selection of a natural, high-affinity TCR, in combination with our CRISPR-enabled engineering and targeted insertion, results in an engineered T cell capable of specific and potent killing of primary AML blasts. Importantly, our studies showed that CRISPR-enabled engineering overcomes key challenges of traditional TCR approaches, such as mispairing between therapeutic and endogenous TCR, therefore creating a more homogenous T cell product. The cells engineered with our lead WT1 TCR also exhibited no detectable reactivity to bone marrow cells, which express WT1 at low levels. In May 2020, we presented data on our proprietary T cell engineering process in support of NTLA-5001. The data presented showed that our proprietary process enables multiple, highly efficient, sequential edits in T cells, whether knocking out or inserting genes. This technology yields engineered cells with high anti-tumor activity and favorable attributes, including a desired memory phenotype, which is associated with longer lasting treatment effects. Importantly, chromosomal translocations (i.e., undesired chromosomal rearrangements) were similar to background levels in untreated cells. We continue to advance IND-enabling activities and we are on track to submit an IND or IND-equivalent for NTLA-5001 in the first half of 2021.

Research Collaboration with Novartis

In December 2019, the research term under our collaboration agreement with Novartis ended, although the 2014 Novartis Agreement remains in effect. Accordingly, Novartis has selected various CAR-T cell, HSC and OSC targets for continued development, for which we will be eligible to receive milestone and royalty payments in the future. Further, we are eligible to earn up to $230.3 million in development, regulatory and sales-based milestone payments and mid-single-digit royalties, in each case, on a per-product basis for the products developed by Novartis, subject to certain target-based limitations. During the first quarter of 2020, the U.S. Food and Drug Administration (“FDA”) accepted the IND application submitted by Novartis, for a CRISPR/Cas9-based engineered cell therapy for the treatment of sickle cell disease. As a result of meeting this milestone, we recognized a $5.0 million milestone payment that was previously constrained as collaboration revenue within the condensed consolidated statement of operations and comprehensive loss. Novartis is currently actively recruiting patients for its Phase 1/2 study of QTQ923 and HIX763, both candidates which were developed under the research collaboration. For more information regarding our collaboration with Novartis, see the section below entitled “Collaborations - Novartis.”

Other Research Programs

We are pursuing a number of in vivo and ex vivo genome editing programs. Within our in vivo research efforts, we continue to work on programs such as primary hyperoxaluria Type 1, alpha-1 antitrypsin deficiency, hemophilia A and hemophilia B which leverage our capabilities to knockout, insert and make consecutive edits to the genome. In September 2020, we presented data that showed the persistence of in vivo CRISPR/Cas9 edits in regenerated liver tissue, both knockout and insertion, and corresponding durability of effect following a partial hepatectomy (“PHx”) and liver regrowth in a murine model. Unlike traditional gene therapy, for which a significant loss (over 80%) in transgene expression was observed in the insertion PHx model, our targeted gene insertion approach yielded durable edits, with no significant loss in expression. We are also investigating delivery strategies that target tissues outside of the liver.

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

Through September 30, 2020, excluding amounts allocated to Regeneron’s purchase of our common stock, we have recorded $145.0 million in upfront payments under the 2016 Regeneron Agreement and the 2020 Regeneron Amendment and $33.8 million primarily for research and development services under the ATTR Co/Co agreement, as described in Note 7 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. Through September 30, 2020, we have recognized $116.7 million of collaboration revenue under all arrangements, including $22.2 million and $46.4 million during the three and nine months ended September 30, 2020 and $5.8 million and $17.8 million during the three and nine months ended September 30, 2019, respectively, in the condensed consolidated statements of operations and comprehensive loss. This includes $1.2 million and $9.8 million during the three and nine months ended September 30, 2020, respectively, and $2.6 million and $8.4 million during the three and nine months ended September 30, 2019, respectively, primarily representing payments due from Regeneron pursuant to the ATTR Co/Co agreement, which is accounted for under Accounting Standards Codification 808, Collaborative Arrangements. As of September 30, 2020 and December 31, 2019, we had accounts receivable of $1.2 million and $3.6 million, respectively, and deferred revenue of $79.6 million and $28.8 million, respectively, related to these arrangements.

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

Through September 30, 2020, excluding amounts allocated to Novartis’ purchase of the Company’s Class A-1 and Class A-2 Preferred Units, we had recorded a total of $62.4 million in cash under the 2014 Novartis Agreement and the Novartis Amendment. Through September 30, 2020, we have recognized $62.4 million of collaboration revenue, including $5.0 million related to a development milestone that was recognized in the first quarter of 2020 and $4.8 million and $14.3 million in the three and nine months ended September 30, 2019, respectively. No collaboration revenue was recorded during the three months ended September 30, 2020, related to the 2014 Novartis Agreement and the Novartis Amendment. As of September 30, 2020, we had no accounts receivable related to the 2014 Novartis Agreement and the Novartis Amendment. As of December 31, 2019, we had accounts receivable of $1.0 million related to the 2014 Novartis Agreement and the Novartis Amendment. As of September 30, 2020 and December 31, 2019, we had no deferred revenue related to the 2014 Novartis Agreement and the Novartis Amendment.

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

Comparison of Three Months Ended September 30, 2020 and 2019

The following table summarizes our results of operations for the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Period-to-
	2020	2019	Period Change
Collaboration revenue	$22,220	$10,616	$11,604
Operating expenses:
Research and development	39,756	27,513	12,243
General and administrative	10,566	8,431	2,135
Total operating expenses	50,322	35,944	14,378
Operating loss	(28,102)	(25,328)	(2,774)
Interest income	262	1,694	(1,432)
Net loss	$(27,840)	$(23,634)	$(4,206)

Collaboration Revenue

Collaboration revenue increased $11.6 million to $22.2 million during the three months ended September 30, 2020, as compared to $10.6 million during the three months ended September 30, 2019. The increase in collaboration revenue during the three months ended September 30, 2020 is primarily due to the Company recording $15.3 million related to the transfer of control of the license to develop the Factor VIII target for hemophilia A, partially offset by a decrease in revenue related to the Novartis collaboration. Refer to Note 7 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for further details.

Research and Development

Research and development expenses increased by $12.2 million to $39.8 million during the three months ended September 30, 2020, as compared to $27.5 million during the three months ended September 30, 2019.

The following table summarizes our research and development expenses for the three months ended September 30, 2020 and 2019, together with the changes in those items in dollars (in thousands) and the respective percentages of change:

	Three Months Ended September 30,		Period-to-	Percent
	2020	2019	Period Change	Change
Pipeline and platform development expenses	$21,274	$13,866	$7,408	53%
Employee-related expenses	10,968	8,033	2,935	37%
Allocated facility-related expenses	4,712	3,902	810	21%
Stock-based compensation expense	2,775	1,513	1,262	83%
Other expenses	27	199	(172)	-86%
Total research and development expenses	$39,756	$27,513	$12,243	44%

The increase in research and development expenses for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 was primarily attributable to:

•

approximately $7.4 million in increased pipeline and platform development expenses driven by increased costs as we prepared to enter the clinic for NTLA-2001, increased preclinical studies for NTLA-2002 and NTLA-5001, and an upfront payment associated with a research collaboration and licensing agreement;

•	approximately $2.9 million in employee-related expenses driven by an increase in the size of our workforce due to the advancement of our programs;

•	approximately $0.8 million in increased facility-related expenses primarily related to rent, depreciation and technology expense allocated to research and development; and

•	approximately $1.3 million in increased stock-based compensation driven by our larger workforce.

Through 2020, we expect research and development expenses to increase as we continue to grow our development team, execute clinical trials for ATTR and advance our AML and HAE programs towards clinical development.

General and Administrative

General and administrative expenses increased by approximately $2.1 million to $10.6 million during the three months ended September 30, 2020, compared to $8.4 million during the three months ended September 30, 2019. This increase was primarily related to employee related expenses, including stock-based compensation, of $2.0 million.

Interest Income

Interest income decreased by approximately $1.4 million to $0.3 million during the three months ended September 30, 2020 as compared to $1.7 million during the three months ended September 30, 2019. This decrease was due to a decline in investment income due to market conditions.

Comparison of Nine Months Ended September 30, 2020 and 2019

The following table summarizes our results of operations for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,		Period-to-
	2020	2019	Period Change
Collaboration revenue	$51,399	$32,167	$19,232
Operating expenses:
Research and development	112,177	76,682	35,495
General and administrative	33,406	32,082	1,324
Total operating expenses	145,583	108,764	36,819
Operating loss	(94,184)	(76,597)	(17,587)
Interest income	2,145	5,340	(3,195)
Net loss	$(92,039)	$(71,257)	$(20,782)

Collaboration Revenue

Collaboration revenue increased approximately $19.2 million to $51.4 million during the nine months ended September 30, 2020, as compared to $32.2 million during the nine months ended September 30, 2019. The increase in collaboration revenue during the nine months ended September 30, 2020 is primarily caused by an $8.4 million one-time cumulative catch-up adjustment related to the modification of the 2016 Regeneron Agreement as well as $15.3 million recorded due to the transfer of control of the license to develop the Factor VIII target for hemophilia A, partially offset by a decrease in revenue related to the Novartis collaboration. Refer to Note 7 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for further details.

Research and Development

Research and development expenses increased by approximately $35.5 million to $112.2 million during the nine months ended September 30, 2020, as compared to $76.7 million during the nine months ended September 30, 2019.

The following table summarizes our research and development expenses for the nine months ended September 30, 2020 and 2019, together with the changes in those items in dollars (in thousands) and the respective percentages of change:

	Nine Months Ended September 30,		Period-to-	Percent
	2020	2019	Period Change	Change
Pipeline and platform development expenses	$57,168	$34,927	$22,241	64%
Employee-related expenses	31,932	23,052	8,880	39%
Allocated facility-related expenses	14,539	11,820	2,719	23%
Stock-based compensation expense	7,325	5,392	1,933	36%
Other expenses	1,213	1,491	(278)	-19%
Total research and development expenses	$112,177	$76,682	$35,495	46%

The increase in research and development expenses for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 was primarily attributable to:

•

approximately $22.2 million in increased pipeline and platform development expenses driven by increased manufacturing and related costs as we prepared to file our CTA and enter the clinic for NTLA-2001, increased preclinical studies for NTLA-2002 and NTLA-5001, and upfront payments associated with a research collaboration and licensing agreement;

•	approximately $8.9 million in employee-related expenses driven by an increase in the size of our workforce due to the advancement of our programs;

•	approximately $2.7 million in increased facility-related expenses primarily related to rent, depreciation and technology expense allocated to research and development; and

•	approximately $1.9 million in increased stock-based compensation driven by our larger workforce.

Through 2020, we expect research and development expenses to increase as we continue to grow our development team, execute clinical trials for ATTR and advance our AML and HAE programs towards clinical development.

General and Administrative

General and administrative expenses increased by approximately $1.3 million to $33.4 million during the nine months ended September 30, 2020, compared to $32.1 million during the nine months ended September 30, 2019. This increase was primarily related to a $3.2 million increase in employee-related expenses offset by a decrease in legal expenses of $2.3 million.

Interest Income

Interest income decreased by approximately $3.2 million to $2.1 million during the nine months ended September 30, 2020 as compared to $5.3 million during the nine months ended September 30, 2019. This decrease was due to a decline in investment income due to market conditions.

Liquidity and Capital Resources

Since our inception through September 30, 2020, we have raised an aggregate of $893.6 million to fund our operations, of which $272.6 million was through our collaboration agreements, $170.5 million was from our initial public offering and concurrent private placements, $249.1 million was from follow-on public offerings, $116.4 million was from at-the-market offerings and $85.0 million was from the sale of convertible preferred stock.

As of September 30, 2020, we had $407.9 million in cash, cash equivalents and marketable securities.

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

In August 2019, we entered into an Open Market Sale Agreement (the “2019 Sales Agreement”) with Jefferies, under which Jefferies is able to offer and sell, from time to time in “at-the-market” offerings, shares of our common stock having aggregate gross proceeds of up to $150.0 million. We agreed to pay to Jefferies cash commissions of 3.0% of the gross proceeds of sales of common stock under the 2019 Sales Agreement. During the year ended December 31, 2019, we issued 287,231 shares of our common stock, in a series of sales, at an average price of $16.48 per share, in accordance with the 2019 Sales Agreement for aggregate net proceeds of $4.4 million, after payment of cash commissions to Jefferies and approximately $0.2 million related to legal, accounting and other fees in connection with the sales. During the nine months ended September 30, 2020, we issued 1,107,100 shares of our common stock in a series of sales at an average price of $13.78 per share in accordance with the 2019 Sales Agreement, for aggregate net proceeds of $14.7 million after payment of cash commissions to Jefferies and approximately $0.1 million related to legal, accounting and other fees in connection with the sales.

As of September 30, 2020, $130.0 million in shares of common stock remain eligible for sale under the 2019 Sales Agreement.

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

Because our lead programs are still in the discovery, preclinical or early clinical stage and the outcome of these efforts is uncertain, we cannot estimate the actual amounts necessary to successfully complete the development and commercialization of any future product candidates or whether, or when, we may achieve profitability. Until such time as we can generate substantial product revenues, if ever, we expect to finance our ongoing cash needs through equity financings and collaboration arrangements. We receive cost reimbursements from Regeneron for the ATTR and hemophilia programs. Additionally, we are eligible to earn milestone payments and royalties, in each case, on a per-product basis under our collaboration with Novartis and on a per-target basis under our collaboration with Regeneron, subject to the provisions of our agreements with each of them. Except for these sources of funding, we will not have any committed external source of liquidity. To the extent that we raise additional capital through the future sale of equity, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing stockholders. If we raise additional funds through collaboration arrangements in the future, we may have to relinquish valuable rights to our technologies, future revenue streams or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Outlook

Based on our research and development plans and our expectations related to the progress of our programs, we expect that our cash, cash equivalents and marketable securities as of September 30, 2020, as well as research and cost reimbursement funding from Regeneron, will enable us to fund our ongoing operating expenses and capital expenditure requirements at least through the next twenty-four months, excluding any potential milestone payments or extension fees that could be earned and distributed under the collaboration agreements with Regeneron and Novartis or any strategic use of capital not currently in the base case planning assumptions. We have based this estimate on current assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect.

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

Cash Flows

The following is a summary of cash flows for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
	2020	2019
	(In thousands)
Net cash used in operating activities	$(9,686)	$(74,578)
Net cash used in investing activities	$(3,569)	$(2,708)
Net cash provided by financing activities	$137,686	$56,870

Net cash used in operating activities

Net cash used in operating activities of $9.7 million during the nine months ended September 30, 2020 primarily reflects the receipt of a $70.0 million up-front payment and $12.2 million in additional payments under our collaboration with Regeneron and $6.0 million in payments from Novartis, offset in part by increased spend in our research and development activities. Net cash used in operating activities of $74.6 million during the nine months ended September 30, 2019 primarily reflects increased spend in our research and development and general administrative activities, offset in part by the receipt of $8.0 million and $7.3 million in payments from our collaboration partners, Novartis and Regeneron, respectively, during those periods.

Net cash used in investing activities

During the nine months ended September 30, 2020 and 2019, our investing activities used net cash of $3.6 million and $2.7 million, respectively. The decrease in the nine months ended September 30, 2020 is primarily related to the use of $2.6 million in cash for the purchase of property and equipment and a decrease of $1.0 million from marketable securities activity during the period, as $243.8 million in marketable securities matured and $244.8 million in marketable securities were purchased. The decrease in the nine months ended September 30, 2019 is primarily related to the use of $4.2 million in cash for the purchase of property and equipment, offset in part by an increase of $1.5 million from marketable securities activity during the period, as $265.5 million in marketable securities matured and $264.0 million in marketable securities were purchased.

Net cash provided by financing activities

Net cash provided by financing activities of $137.7 million during the nine months ended September 30, 2020 includes $107.7 million in net proceeds from a follow-on offering, $14.7 million in net proceeds from at-the-market offerings, $12.6 million in proceeds from the issuance of common stock to Regeneron in a private placement, $2.0 million in cash received from the exercise of stock options and $0.7 million in cash received from the issuance of shares through our employee stock purchase plan. Net cash provided by financing activities of $56.9 million during the nine months ended September 30, 2019 includes $54.1 million in net proceeds from at-the-market offerings, $2.2 million in cash received from the exercise of stock options and $0.5 million in cash received from the issuance of shares through our employee stock purchase plan.

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

Contractual Obligations

In March 2020, we entered into a second amendment to the 130 Brookline Lease (the “Second Amendment”). The Second Amendment amends certain terms of our existing lease, dated October 21, 2014, as amended on April 5, 2019. The Second Amendment extends the term of the 130 Brookline Lease by approximately six years through January 31, 2031. This extended term is included as part of the lease liability and right-of-use asset at September 30, 2020. The Second Amendment also provides an option to extend the lease for two consecutive five-year terms. We recognized a right-of-use asset and lease liability of approximately $7.3 million related to the Second Amendment.

In March 2020, we entered into an agreement to lease approximately 39,000 square feet of office and laboratory space at 281 Albany Street in Cambridge, Massachusetts under an operating lease agreement (the “281 Albany Lease”). Our obligation to pay rent on the 281 Albany Lease will start on the date that is six months after the commencement date or the date on which we occupy the premises, whichever occurs earlier (the “Rent Commencement Date”). The initial term of the 281 Albany Lease is ten years following the Rent Commencement Date. The base rent under the 281 Albany Lease is $99.00 per square foot per year during the first year of the term, which is subject to scheduled annual increases up to $128.87 per square foot per year during the last year of the initial term, plus certain operating expenses and taxes. In addition, the landlord will contribute an aggregate of $4.4 million toward the cost of construction and tenant improvements for the premises. We have the option to extend the 281 Albany Lease for two successive five-year terms.

There were no other material changes to our contractual obligations during the nine months ended September 30, 2020. For a complete discussion of our contractual obligations, please refer to our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report for the year ended December 31, 2019.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements as defined under the rules and regulations of the SEC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of September 30, 2020, we had cash equivalents and marketable securities of $400.6 million consisting of interest-bearing money market accounts, commercial paper, asset-backed securities, corporate and financial institution debt securities and U.S. Treasury securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are primarily in marketable securities. Due to the short-term duration of our investment portfolios and the low risk profile of our investments, we do not believe an immediate change of 100 basis points, or one percentage point, would have a material effect on the fair market value of our investment portfolio. Declines in interest rates, however, would reduce future investment income.

We do not have any foreign currency or derivative financial instruments. Inflation generally affects us by increasing our cost of labor and program costs. We do not believe that inflation had a material effect on our results of operations during the nine months ended September 30, 2020.

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

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2020.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the nine months ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As a result of the COVID-19 pandemic, since March 2020, we have requested that our employees work remotely, as appropriate. We have not identified any material changes in our internal control over financial reporting as a result of these changes to the working environment. We are continually monitoring and assessing the COVID-19 situation to determine any potential impacts on the design and operating effectiveness of our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation related to intellectual property (“IP”), commercial arrangements and other matters. The outcome of any such legal proceedings, regardless of the merits, is inherently uncertain. In addition, litigation and related matters are costly and may divert the attention of our management and other resources that would otherwise be engaged in other activities. If we were unable to prevail in any such legal proceedings, our business, results of operations, liquidity and financial condition could be adversely affected.

“Item 3. Legal Proceedings” of our Annual Report on Form 10-K (“Annual Report”) for the fiscal year ended December 31, 2019 includes additional discussion of our current legal proceedings.

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. Careful consideration should be given to the following risk factors, in addition to the other information set forth in this Quarterly Report on Form 10-Q, our Annual Report for the year ended December 31, 2019 and in other documents that we file with the SEC, in evaluating us and our business. If any of the following risks and uncertainties actually occurs, our business, prospects, financial condition and results of operations could be materially and adversely affected. The risks summarized and described below are not intended to be exhaustive and are not the only risks facing us. New risk factors can emerge from time to time, and it is not possible to predict the impact that any factor or combination of factors may have on our business, prospects, financial condition and results of operations.

Summary of the Material Risks Associated with Our Business

•

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

•

Clinical development involves a lengthy and expensive process, with an uncertain outcome. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of any product candidates.

•

Results, including positive results, from our initial preclinical activities and studies are not necessarily predictive of our other ongoing and future preclinical and clinical studies, and they do not guarantee or indicate the likelihood of approval of any potential product candidate by the U.S. Food and Drug Administration (“FDA”) or any other regulatory agency. If we cannot replicate the positive results from any of our preclinical or clinical activities and studies, we may be unable to successfully develop, obtain regulatory approval for and commercialize any potential product candidate.

•

If we experience delays or difficulties in the enrollment of patients in clinical trials, our ability to complete clinical trials or our receipt of necessary regulatory approvals could be delayed or prevented.

•	Business interruptions resulting from the COVID-19 outbreak or similar public health crises could cause a disruption of the development of our product candidates and adversely impact our business.
•

We face significant competition in an environment of rapid technological change. The possibility that our competitors may achieve regulatory approval before we do or develop therapies that are more advanced or effective than ours may harm our business and financial condition or our ability to successfully market or commercialize our product candidates.

•

Our ability to generate revenue from product sales and become profitable is dependent on the success of our application of CRISPR/Cas9 technology for human therapeutic use, which is at an early stage of development and will require significant additional discovery efforts, preclinical testing and clinical studies and manufacturing capabilities, as well as applicable regulatory guidance regarding preclinical testing and clinical studies from the FDA and other similar regulatory authorities, before we can seek regulatory approval and begin commercial sales of any potential product candidates.

•

Negative public opinion and increased regulatory scrutiny of CRISPR/Cas9 use, genome editing or gene therapy generally may damage public perception of the safety of any product candidates that we develop and adversely affect our ability to conduct our business or obtain regulatory approvals for such product candidates.

•	We have incurred net losses in each period since our inception, anticipate that we will continue to incur net losses in the future and may never achieve profitability.
•

Even if we obtain regulatory approval of any product candidates, such candidates may not gain market acceptance among physicians, patients, hospitals, third-party payors and others in the medical community.

•

In vivo genome editing products and ex vivo engineered cell therapies based on CRISPR/Cas9 genome editing technology are novel and may be complex and difficult to manufacture. We could experience manufacturing problems or regulatory requirements that result in delays in the development, approval or commercialization of our product candidates or otherwise harm our business.

•

Our internal computer systems, or those of our collaborators or other contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of our operations and development efforts.

•

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

•

Under our license agreement with Caribou Biosciences, Inc. (“Caribou”), we sublicense a patent family from the Regents of the University of California and the University of Vienna that is co-owned by Dr. Emmanuel Charpentier. The outcome of recent proceedings, as well as potential future proceedings, related to this patent family may affect our ability to utilize the intellectual property sublicensed under our license agreement with Caribou.

•

We could be unsuccessful in obtaining or maintaining adequate patent protection for one or more of our products or product candidates, or asserting and defending our intellectual property rights that protect our products and technologies.

•	The price of our common stock historically has been volatile, which may affect the price at which you could sell any shares of our common stock.

Risks Related to the Discovery, Development, Manufacturing and Commercialization of Product Candidates

Risks Related to Clinical Development

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

All of our lead programs are still in the discovery, preclinical or early clinical stage. It is impossible to predict when or if any of our programs will prove effective and safe in humans or will receive regulatory approval. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of any of our future product candidates in humans. Preclinical and clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. We may be unable to establish clinical endpoints that applicable regulatory authorities would consider clinically meaningful, and a clinical trial can fail at any stage of testing. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products.

Successful completion of clinical trials is a prerequisite to submitting a Biologics License Application (“BLA”) to the FDA, and similar applications to comparable foreign regulatory authorities, for each product candidate and, consequently, the ultimate approval and commercial marketing of any product candidates. We do not know whether any of our clinical trials will begin or be completed on schedule, if at all.

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

Risks Related to Sales, Marketing and Competition

Our ability to generate product revenue is dependent on the success of our application of CRISPR/Cas9 technology for human therapeutic use, which is at an early stage of development and will require significant additional discovery efforts, preclinical testing and clinical studies and manufacturing capabilities, as well as applicable regulatory guidance regarding preclinical testing and clinical studies from the FDA and other similar regulatory authorities, before we can seek regulatory approval and begin commercial sales of any potential product candidates.

Our ability to generate product revenue is highly dependent on our ability to obtain regulatory approval of and successfully commercialize one or more of our product candidates. Our current product candidates and any other we discover will require preclinical and clinical activities and studies, regulatory review and approval in each jurisdiction in which we intend to market the products, substantial investment, establishing manufacturing capabilities, access to sufficient commercial manufacturing capacity and significant marketing efforts before we can generate any revenue from product sales. Before obtaining marketing approval from regulatory authorities for the sale of a product candidate, we must conduct extensive clinical trials to demonstrate the safety, potency and efficacy of the product candidates in humans. We cannot be certain that we will be successful on any of these endeavors, or that any of our product candidates will be successful in clinical trials and, even if successful, that we will receive regulatory approval.

Our approach to developing therapies centers on using the CRISPR/Cas9 technology to alter, introduce or remove genetic information in vivo to treat various disorders, or to engineer human cells ex vivo to create therapeutic cells that can be introduced into the human body to address the underlying disease. Because these are new therapeutic approaches, discovering, developing, manufacturing and commercializing our product candidates subject us to a number of challenges, including:

•

obtaining regulatory clearance or approval to commence clinical trials in the U.S. from the FDA through an investigational new drug application (“IND”) or from other national regulatory agencies outside the U.S., such as the United Kingdom’s Medicines and Healthcare products Regulatory Agency (“MHRA”), through corresponding applications, such as a Clinical Trial Application (“CTA”), a Clinical Trial Notification or a Clinical Trial Exemption, because these agencies have very limited or no experience with the clinical development of CRISPR/Cas9 therapeutics, which may require additional significant testing or data compared to more traditional therapies;

•

obtaining ethical clearance from the relevant IRBs and ethics committees to commence clinical trials in the U.S. and outside the U.S. because these agencies have very limited or no experience with gene editing generally, CRISPR/Cas9 in particular or therapeutics based on the same;

•

obtaining regulatory approval for a BLA, or corresponding applications outside the U.S., such as a Marketing Authorization Application (“MAA”) from the United Kingdom (“UK”) and other similar regulatory authorities, such as the European Medicines Agency (“EMA”), which may have very limited or no experience with the clinical development of CRISPR/Cas9 therapeutics;

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

To date, human clinical trials utilizing either in vivo or ex vivo CRISPR/Cas9-based therapeutics, including our clinical trial for NTLA-2001 for transthyretin amyloidosis (“ATTR”), are still at an early stage. There is no certainty that the FDA or other similar agencies will continue to apply to all our CRISPR/Cas9 product candidates the same regulatory pathway and requirements it is applying to other in vivo therapies or ex vivo engineered therapeutics; and the FDA and other regulatory authorities have provided limited additional specific written guidance regarding preclinical or clinical studies or regulatory considerations for either in vivo or ex vivo therapeutics using genome editing technology. In addition, if any product candidates encounter safety or efficacy problems, development delays, regulatory issues or other problems, our development plans and business could be significantly harmed. Further, competitors that are developing in vivo or ex vivo products with similar technology may experience problems with their product candidates or programs that could in turn cause us to identify problems with our product candidates and programs that would potentially harm our business.

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

Competitors in our efforts to provide genetic therapies to patients can be grouped into at least three sets based on their product discovery platforms:

•	genome editing companies focused on CRISPR/Cas9 including: Beam Therapeutics Inc., Caribou Biosciences, Inc., CRISPR Therapeutics, Inc., Editas Medicine, Inc., ToolGen, Inc., Tracr Hematology Limited;
•

other genome editing companies including: Allogene Therapeutics, Inc., bluebird bio, Inc., Cellectis S.A., Homology Medicines, Inc., Poseida, Inc., Precision BioSciences, Inc. and Sangamo Therapeutics, Inc.; and

•

gene therapy companies developing in vivo or ex vivo therapies, such as cell therapies, including: Asklepios Biopharmaceutical, Inc., bluebird bio, Inc., Cellectis S.A., Gilead Sciences, Inc. (which acquired Kite Pharma, Inc.), Novartis A.G., Roche Holding AG (which acquired Spark Therapeutics, Inc.) and Voyager Therapeutics, Inc.

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

Risks Related to the Industry

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

We may not be able to initiate or continue clinical trials for our current or future product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside the U.S. If patients are unwilling to participate in our clinical studies because of concerns about, or negative publicity from, adverse events in the genome editing, gene therapy or engineered cell therapy fields, the novel nature of the CRISPR/Cas9 genome editing technology, the irreversibility of the effects of CRISPR/Cas9 or for other reasons, including competitive clinical studies for similar patient populations, then the timeline for recruiting patients, conducting studies and obtaining regulatory approval of potential products may be delayed. Other events, such as the COVID-19 pandemic, also could adversely impact the initiation, continuation and completion of our clinical trials by, for example, delaying the dosing of patients, or reducing the number of patients, healthcare providers or clinical facilities available or willing to participate in the clinical trials. These delays could result in increased costs, delays in advancing our product development, delays in testing the effectiveness of our technology or termination of the clinical studies altogether. In addition, any patients who would otherwise be eligible for clinical trials that we may hold may instead enroll in clinical trials of product candidates of our competitors.

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

Although we have selected our initial product candidates for clinical development for our ATTR, acute myeloid leukemia and hereditary angioedema programs, and commenced clinical trials in relation to NTLA-2001 for ATTR, we are at an early stage of development and our technology and approach has not yet led, and may never lead, to any product candidate deemed appropriate for clinical development by a regulatory agency or any approved or commercially successful products. Even if we are successful in building our pipeline of product candidates, completing clinical development, establishing the necessary manufacturing processes and capabilities, obtaining regulatory approvals and commercializing product candidates will require substantial additional funding and are prone to the risks of failure inherent in therapeutic product development. Investment in biopharmaceutical product development involves significant risk that any potential product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, gain regulatory approval, or become commercially viable.

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

Risks Related to Healthcare

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

Legal, political and economic uncertainty surrounding the exit of the United Kingdom from the European Union is a source of instability and uncertainty.

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

If we obtain FDA approval for any of our product candidates and begin commercializing those products in the U.S., our operations may be directly, or indirectly through our future, potential customers and third-party payors, subject to various federal and state fraud and abuse laws, including, without limitation, the federal Anti-Kickback Statute, the federal False Claims Act (“FCA”), and data privacy and physician sunshine laws and regulations. These laws or their relevant foreign counterparts may impact, among other things, our proposed sales, marketing, and education programs and our relationships with healthcare providers, physicians and other parties through which we market, sell and distribute our products for which we obtain marketing approval. In addition, we may be subject to patient privacy regulation by the federal government and the states in the U.S. as well as other jurisdictions. The laws that may affect our ability to operate include:

•

the federal Anti-Kickback Statute, which prohibits, among other things, individuals or entities from knowingly and willfully soliciting, receiving, offering or paying any remuneration (including any kickback, bribe, or certain rebates), directly or indirectly, overtly or covertly, in cash or in kind, to induce, or in return for, either the referral of an individual, or the purchase, lease, order, arrangement for or recommendation of the purchase, lease, order, arrangement for any good, facility, item or service, for which payment may be made, in whole or in part, under a federal healthcare program, such as the Medicare and Medicaid programs. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. In addition, the Affordable Care Act (“ACA”) provides that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal FCA. There are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution. Violators are subject to civil and criminal fines and penalties, as well as imprisonment and exclusion from government healthcare programs;

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

Various laws regulate the collection and use of personal data in relevant jurisdictions outside the U.S., such as the General Data Protection Regulation (“GDPR”) in the EU and European Economic Area (“EEA”), related data protection and privacy laws of the EU and EEA member states, and the UK’s Data Protection Act 2018 (such laws being described as “European Data Protection Law”), such as the European Data Protection Law. The European Data Protection Law applies to any business, regardless of its location, that provides goods or services to individuals in the EU or UK and, thus, could apply to our data processing activities that involve the personal data of individuals in EU member states or the UK. The European Data Protection Law imposes strict requirements on controllers and processors of personal data, including special protections for “sensitive information,” which includes health and genetic information of individuals in the EU or the UK, expanded disclosures about how personal data is to be used, limitations on retention of information, mandatory data breach notification requirements and additional obligations when we contract with third-party processors in connection with the processing of the personal data. The European Data Protection Law grants individuals the right to object to the processing of their personal data, a strengthened right to request deletion of personal data in certain circumstances and other rights for individual data subjects. Further, the European Data Protection Law imposes strict rules on the transfer of personal data out of the EU or the UK to regions that have not been deemed to offer “adequate” privacy protections, such as the U.S. and other third countries. In addition, the European Data Protection Law provides that EU member states or the UK may make their own further laws and regulations limiting the processing of personal data, including genetic, biometric or health data. Failure to comply with the requirements of the European Data Protection Law may result in warning letters, mandatory audits, orders to cease/change our use of data and financial penalties, including fines of up to 4% of global revenues, or 20,000,000 Euro, whichever is greater. Moreover, data subjects can claim damages resulting from infringement of the European Data Protection Law. The European Data Protection Law further grants non-profit organizations the right to bring claims on behalf of data subjects. The costs associated with ensuring compliance with the European Data Protection Law may be onerous and adversely affect our business, financial condition, results of operations and prospects. We may also need to rely on multiple third parties to comply with the European Data Protection Law, which could result in additional liability for us if they do not comply.

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

On June 28, 2018, the State of California enacted the California Consumer Privacy Act of 2018 (“CCPA”), which became effective on January 1, 2020. The CCPA creates new individual privacy rights for California consumers (as defined in the law) and places increased privacy and security obligations on covered entities (“businesses”) handling personal information of consumers or households. The CCPA requires covered businesses to provide certain disclosures to consumers about their data collection, use and sharing practices, and to provide California residents with expanded rights to access and delete their personal information and ways to opt-out of certain sales or transfers of their personal information. The CCPA became enforceable by the California Attorney General on July 1, 2020. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that may increase data breach litigation. The CCPA may have a significant impact on our handling of personal information and existing privacy policies and procedures. The uncertainty surrounding the integration of CCPA exemplifies the vulnerability of our business to the evolving regulatory environment related to personal information and protected health information.

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

The increasingly global nature of our business operations, including clinical development efforts, subjects us to domestic and foreign anti-bribery and anti-corruption laws and regulations, such as the FCPA. Activities conducted in jurisdictions outside of the U.S. create the risk of unauthorized payments or offers of payments that are prohibited under the FCPA or comparable laws and regulations. It is our policy to implement safeguards to discourage these practices by our employees. However, these safeguards may ultimately prove ineffective, and our employees, consultants, and agents may engage in conduct for which we might be held responsible. Violations of the FCPA may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition.

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

Some of the provisions of the Affordable Care Act have yet to be implemented, and there have been judicial and Congressional challenges to certain aspects of the Affordable Care Act, as well as recent efforts by the current administration to repeal or replace certain aspects of the Affordable Care Act. Since January 2017, the U.S. president has signed several executive orders and other directives designed to delay the implementation of certain provisions of the Affordable Care Act. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the Affordable Care Act. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the Affordable Care Act. Further, significant uncertainty exists regarding the future scope and effect of the Affordable Care Act because the current administration and federal legislators have publicly declared their intention to significantly modify or repeal the legislation, and there are conflicting judicial decisions regarding the constitutionality of the law which is under review by the U.S. Supreme Court. We cannot predict the ultimate form or timing of any modification to, or repeal of, the Affordable Care Act or the effect that such modification or repeal would have on our business. Public announcements by the U.S. administration and members of the U.S. Congress have emphasized the administration’s significant interest in pursuing healthcare reform. Such reform efforts and any resulting changes to the Affordable Care Act, or related regulations and laws, could impact our ability to sell our products profitably.

Other legislative changes relevant to the health care system have been adopted in the U.S. since the Affordable Care Act was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013, and, due to subsequent legislative amendments, will remain in effect through 2030 unless additional Congressional action is taken. However, pursuant to the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), the Medicare sequester reductions under the Budget Contract Act of 2011 have been suspended from May 1, 2020 through December 31, 2020 due to the COVID-19 pandemic. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers, cancer centers and other treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. In December 2017, the U.S. president signed into law the Tax Cuts and Jobs Act (“TCJA”) which, among other things, repealed the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year (the “individual mandate”), effective January 1, 2019. On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, or the Texas District Court Judge, ruled that the individual mandate is a critical and inseverable feature of the Affordable Care Act, and therefore, because it was repealed as part of the TCJA, the remaining provisions of the Affordable

Care Act are invalid as well. The current Administration and CMS have both stated that the ruling will have no immediate effect, and on December 18, 2019, the Fifth Circuit U.S. Court of Appeals held that the individual mandate is unconstitutional, and remanded the case to the lower court to reconsider its earlier invalidation of the full Affordable Care Act. The State of California and the other plaintiffs in this case asked the U.S. Supreme Court for authorization to appeal the decision of the Fifth Circuit. On March 2, 2020, the U.S. Supreme Court granted the petitions for writs of certiorari to review this case and allotted one hour and 20 minutes for oral arguments, which is scheduled to occur on November 10, 2020. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results. We will continue to evaluate the effect that the ACA and its possible repeal and replacement has on our business. These laws may result in additional reductions in Medicare, Medicaid and other healthcare funding, or insured patients generally, which could have a material adverse effect on our future, potential customers and, accordingly, our financial operations.

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

Risks Related to Manufacturing and Supply

In vivo genome editing products and ex vivo engineered cell therapies based on CRISPR/Cas9 genome editing technology are novel and may be complex and difficult to manufacture. We could experience manufacturing problems that result in delays in the development, approval or commercialization of our product candidates or otherwise harm our business.

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

Further, certain of our product candidates may require components that are unavailable or difficult to acquire or manufacture at the necessary scale and in compliance with regulatory requirements to support our clinical trials or, if approved, commercial efforts. In addition, we rely on third-party CMOs to manufacture these components and the final product candidates. We may not have full control of these CMOs and they may prioritize other customers or be unable to provide us with enough manufacturing capacity to meet our objectives. Even if we decide to manufacture the product candidates or their components ourselves, we may face extremely high costs and long timelines to build and maintain manufacturing facilities. We may rely on CMOs outside the U.S. for certain components of our product candidates, and may be subject to importation regulations that may affect our ability to manufacture or increase the cost of our product candidates.

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

Risks Related to Data and Privacy

Our internal computer systems, or those of our collaborators or other contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of our operations and development efforts.

We are increasingly dependent upon information technology systems, infrastructure, and data to operate our business. In the ordinary course of business, we collect, store, and transmit large amounts of confidential information (including but not limited to intellectual property, proprietary business information, and personal information). It is critical that we do so in a secure manner to maintain the confidentiality and integrity of such confidential information. We also have outsourced elements of our operations to third parties, and as a result we manage a number of third-party vendors who may or could have access to our confidential information. Our third-party collaborators, vendors and service providers also have access to large amounts of confidential information relating to our operations, including our research and development efforts. The size and complexity of our information technology systems, and those of third-party vendors, service providers and collaborators, and the large amounts of confidential information stored on those systems, make such systems potentially vulnerable to service interruptions or systems failures, or to security breaches from inadvertent or intentional actions by our employees, third-party vendors, service providers, collaborators, and/or business partners, or from cyber attacks by malicious third parties. In addition to such risks, the adoption of new technologies may also increase our exposure to cybersecurity breaches and failures. Further, having a significant portion of our workforce working from home for extended periods of time due to the COVID-19 pandemic puts us at greater risk of cybersecurity attacks. Cyber attacks are increasing in their frequency, sophistication, and intensity, and have become increasingly difficult to detect. Cyber attacks could include the deployment of harmful malware, denial-of-service attacks, social engineering, “phishing” scams and other means to affect service reliability and threaten the confidentiality, integrity, and availability of information. Significant disruptions of these information technology systems or security breaches could adversely affect our business operations and/or result in the loss, misappropriation, and/or unauthorized access, use, or disclosure of, or the prevention of access to, confidential information (including but not limited to trade secrets or other intellectual property, proprietary business information, and personal information), and could result in financial, legal, business, and reputational harm to us and would adversely affect our operations, including our discovery and research and development programs. For example, any such event that leads to unauthorized access, use, or disclosure of personal information, including personal information regarding our employees or future clinical trial participants, could harm our reputation, require us to comply with federal and/or state breach notification laws and foreign law equivalents (such as the GDPR or the UK’s Data Protection Act), and otherwise subject us to liability, including financial penalties and fines, under laws and regulations that protect the privacy and security of personal information. Also, the loss of preclinical or clinical trial data from completed or future preclinical or clinical trials, respectively, could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, our competitive position could be harmed and the further development and commercialization of our product candidates could be delayed. Security breaches and other inappropriate access can be difficult to detect, and any delay in identifying them may lead to increased harm of the type summarized and described above. While we have implemented security measures to protect our information technology systems and infrastructure, there is no assurance that such measures will prevent service interruptions or security breaches that could adversely affect our business.

Interruptions in the availability of server systems or communications with internet or cloud-based services, or failure to maintain the security, confidentiality, accessibility or integrity of data stored on such systems, could harm our business.

We rely upon a variety of internet service providers, third-party web hosting facilities and cloud computing platform providers and Software as a Service vendors to support our business. Failure to maintain the security, confidentiality, accessibility or integrity of data stored on such systems could result in interruptions in our operations, damage our reputation in the market, increase our service costs, cause us to incur substantial costs, subject us to liability for damages and/or fines, and divert our resources from other tasks, any one of which could materially adversely affect our business, financial condition, results of operations and prospects. If our security measures or those of our third-party data center hosting facilities, cloud computing platform providers, or third-party service partners, are breached, and unauthorized access is obtained to our data or our information technology systems, we may incur significant legal and financial exposure and liabilities.

We also do not have control over the operations of the facilities of our cloud service providers, Software as a Service vendors or our third party web hosting providers, and they also may be vulnerable to damage or interruption from natural disasters, cybersecurity attacks, terrorist attacks, power outages and similar events or acts of misconduct. In addition, any changes in these providers’ service levels may adversely affect our ability to meet our requirements and operate our business.

In addition, regulatory agencies in and outside the U.S. may experience delays or backlogs due to the worldwide COVID-19 pandemic.

Risks Related to Our Financial Position and Need for Additional Capital

Risks Related to Past Financial Condition

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

We are an early clinical-stage company. We were founded and commenced operations in mid-2014. Our operations to date have been limited to organizing and staffing our company, business and scientific planning, raising capital, acquiring and developing technology, identifying potential product candidates, undertaking research and early preclinical studies of potential product candidates for ourselves and collaborators, developing the necessary manufacturing capabilities and evaluating a clinical path for our pipeline programs. All of our product candidates are still in the preclinical development or clinical stage. We have not yet demonstrated our ability to successfully initiate or execute any clinical trials, including large-scale, pivotal clinical trials, obtain marketing approvals, manufacture clinical and commercial scale therapeutics, or arrange for a third-party to do so on our behalf, or conduct sales and marketing activities necessary for successful commercialization. Our ability to generate product revenue or profits, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates, which may never occur. We may never be able to develop or commercialize a marketable product.

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

We are not profitable and have incurred losses in each period since our inception. Our net loss was $92.0 million for the nine months ended September 30, 2020. As of September 30, 2020, we had an accumulated deficit of $392.9 million. We expect these losses to increase as we continue to incur significant research and development and other expenses related to our ongoing operations, seek regulatory approvals for our future product candidates, scale-up manufacturing capabilities, maintain, expand and protect our intellectual property portfolio and hire additional personnel to support the development of our product candidates and to enhance our operational, financial and information management systems. Although we believe that our cash, cash equivalents, and marketable securities will enable us to fund our operating and capital expenditure requirements at least through the next twenty four months, we cannot predict the impact of the COVID-19 pandemic on future results of operations and financial condition due to a variety of factors, including the health of our employees, the ability of suppliers to continue to operate and deliver, the ability of Intellia to maintain operations, continued access to transportation resources, any further government and/or public actions taken in response to the pandemic and ultimately the length of the pandemic. We expect to finance our operations through a combination of collaboration revenue, equity or debt financings or other sources, which may include collaborations with third parties. Given the impact of COVID-19 on the U.S. and global financial markets, we may be unable to access further equity or debt financing when needed.

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

Risks Related to Future Financial Condition

We may need to raise substantial additional funding to fund our operations. If we fail to obtain additional financing, we may be unable to complete the development and commercialization of any product candidates.

Our operations have required substantial amounts of cash since inception, and we expect to spend substantial amounts of our financial resources on our discovery programs going forward and future development efforts. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete preclinical development, manufacture (or have manufactured) product candidates and components, and then conduct extensive clinical trials to demonstrate the safety and efficacy of any of our future product candidates in humans. Because preclinical and clinical testing is expensive and can take many years to complete, we may require additional funding to complete these undertakings. Further, if we are able to identify product candidates that are eventually approved, we will require significant additional amounts in order to launch and commercialize our product candidates. For the foreseeable future, we expect to continue to rely on additional financing to achieve our business objectives. Our future capital requirements will depend on and could increase significantly as a result of many factors, including the scope, progress, results and costs of drug discovery, preclinical development, laboratory testing and clinical trials for our current or future product candidates, including additional expenses attributable to adjusting our development plans (including any supply related matters).

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

Risks Related to Our Reliance on Novartis and Regeneron

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

In April 2016, we entered into a collaboration agreement with Regeneron, which we amended in May 2020. The collaboration agreement, as amended, includes a product component to research, develop and commercialize CRISPR/Cas-based therapeutic products primarily focused on genome editing in the liver as well as a technology collaboration component, pursuant to which we and Regeneron will engage in research and development activities aimed at discovering and developing novel technologies and improvements to CRISPR/Cas technology to enhance our genome editing platform. Pursuant to the Regeneron collaboration agreement, as amended, we granted Regeneron exclusive rights to select up to 15 initial targets, subject to certain restrictions and modifications. We have retained the rights to solely develop certain indications. Other indications, such as ATTR, are subject to co-development and co-promotion (“Co/Co”) agreements with Regeneron. We also have the right to choose additional liver targets for our own development during the collaboration term, which may be subject to additional Co/Co options by Regeneron. In July 2018, we entered into the first Co/Co agreement directed to ATTR (the “ATTR Co/Co”), under which we are the clinical and commercial lead for ATTR activities. On December 13, 2019, Regeneron informed us that it would exercise its right under the ATTR Co/Co agreement to modify its share of worldwide development costs and profits from 50% to 25%, beginning in mid-June 2020. We continue to lead the development and commercialization of any resulting ATTR products. In May 2020, we entered into two co-development and co-funding agreements directed to each of hemophilia A and hemophilia B (the “Hemophilia Co-Co”) agreements, under which Regeneron will be the clinical and commercial lead, for such activities. Under the Hemophilia Co-Co agreements, worldwide development costs and profits of any future products will be split between Regeneron and us, 65% and 35%, respectively.

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

If our therapeutic collaborations do not result in the successful discovery, development and commercialization of products or if one of our collaborators terminates its agreement with us, we may not receive any future research funding or milestone or royalty payments under the collaboration. If we do not receive the funding we expect under these agreements, our development and commercialization of our technology and product candidates could be delayed and we may need additional resources to develop product candidates and our technology. All of the risks relating to product discovery, development, regulatory approval and commercialization summarized and described in this report also apply to the activities of our therapeutic collaborators.

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

Risks Related to Our Reliance on Third Parties

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

The facilities used by our CMOs to manufacture our product candidates must be inspected and approved by, as applicable, the FDA or other foreign regulatory agencies pursuant to inspections that will be conducted after we submit an application to the FDA or other relevant foreign regulatory agencies. We will be dependent on our CMO partners to manufacture adequate supply of our product candidates and components in a timely manner and in accordance with our specification. We also will depend on these entities for compliance with legal and regulatory requirements for manufacture, including current good manufacturing practice (“cGMP”), and in certain cases, current good tissue practice (“cGTP”), requirements of our product candidates. If our CMOs cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of, as applicable, the FDA or other regulatory authorities, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities. In addition, we have no control over the ability of our CMOs to maintain adequate quality control, quality assurance and qualified personnel, particularly as we increase the scale of our manufactured material. If the FDA or a comparable foreign regulatory authority, as applicable, does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved.

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

Our failure or any failure by these third parties to comply with these requirements or to recruit a sufficient number of patients may require us to repeat clinical trials, which would delay the regulatory approval process. Moreover, our business may be implicated if any of these third parties violates applicable federal, state or local, as well as foreign, laws and regulations, such as the fraud and abuse or false claims laws and regulations or privacy and security laws. In jurisdictions such as the UK and EU, penalties for violations of privacy laws and other regulations can be financially significant. Further, if any of our CROs, clinical investigators or others involved in our clinical trials fail to comply with such laws and regulations, we could be held responsible for its actions or omissions and be negatively impacted. In the event of non-compliance with European Data Protection Law, we could be subject to substantial fines and other penalties, including fines of up to 10,000,000 Euros or up to 2% of our total worldwide annual turnover for certain comparatively minor offenses, or up to 20,000,000 Euros or up to 4% of our total worldwide annual turnover for more serious offenses.

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

Risks Related to Hiring and Retention

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

We are highly dependent on the research and development, clinical, legal, financial and business development expertise of John M. Leonard, M.D., our President and Chief Executive Officer, Glenn Goddard, our Executive Vice President and Chief Financial Officer, David Lebwohl, our Executive Vice President and Chief Medical Officer, José E. Rivera, our Executive Vice President and General Counsel, Andrew Schiermeier, our Executive Vice President and Chief Operating Officer and Laura Sepp-Lorenzino, our Executive Vice President and Chief Scientific Officer as well as the other principal members of our management, scientific and clinical teams. Although we have entered into employment arrangements with our executive officers, each of them may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees.

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

Risks Related to Government Regulation

Risks Related to Obtaining Regulatory Approval

While the regulatory framework for approval of gene therapy including genome editing products exists, the limited specific guidance and precedent for genome-edited products makes the regulatory approval process potentially more unpredictable and we may experience significant delays in the clinical development and regulatory approval, if any, of our product candidates.

The research, testing, manufacturing, labeling, approval, selling, import, export, marketing and distribution of drug products, including genome editing therapeutics and engineered cell therapies, are subject to extensive regulation by the FDA in the U.S. and other regulatory authorities in other jurisdictions. For example, we are not permitted to market any drug or biological product, including in vivo products or engineered cell therapies, until we receive regulatory approval from the relevant regulatory agency, such as the FDA in the U.S. or EMA in the EU. We have not previously submitted a BLA to the FDA, or similar approval filings to comparable foreign authorities, such as an MAA in the UK or EU. A BLA, an MAA or similar approval filings must include extensive preclinical and clinical data and supporting information to establish that the product candidate is safe and effective or, for biological products, safe, pure and potent for each desired indication. The application must also include significant information regarding the chemistry, manufacturing and controls for the product, and the manufacturing facilities must complete a successful pre-approval inspection by the FDA, or otherwise applicable foreign authority, prior to the approval or licensure of the product. We expect the novel nature of our product candidates to create further challenges in obtaining regulatory approval. For example, in the U.S., the FDA has not approved any nuclease edited cell therapies for human therapeutic use. The FDA may also require a panel of experts, referred to as an Advisory Committee, to deliberate on the adequacy of the safety and efficacy data to support approval. The opinion of the Advisory Committee, although not binding, may have a significant impact on our ability to obtain approval of any product candidates that we develop based on the completed clinical trials. Moreover, while we are not aware of any specific genetic or biomarker diagnostic tests for which regulatory approval would be necessary in order to advance any of our product candidates to clinical trials or potential commercialization, in the future regulatory agencies may require the development and approval of such tests. Accordingly, the regulatory approval pathway for such product candidates may be uncertain, complex, expensive and lengthy, as well as different in each jurisdiction, and approval may not be obtained in any, some or all jurisdictions.

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

Patient enrollment is a significant factor in the timing of clinical trials and is affected by many factors, including willingness of physicians to use a new therapy, the availability of existing treatments, and the geographic location of the trial. In addition, even if the regulatory authority accepts our CTA, the IRB or another ethics committee (whether local or national) may delay our ability to enroll and dose patients. Further, a clinical trial may be suspended or terminated by us, the IRBs for the institutions in which such trials are being conducted, another ethics committee, the DSMB for such trial or the FDA or other regulatory authorities due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product candidate, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. If we experience termination of, or delays in the completion of, any clinical trial of product candidates, the commercial prospects for our product candidates will be harmed, and our ability to generate product revenue will be impaired. In addition, any delays in completing any clinical trials will increase our costs, slow down our product development and approval process and jeopardize our ability to commence product sales and generate revenue.

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

Risks Related to the COVID-19 Pandemic

Business interruptions resulting from the COVID-19 outbreak or similar public health crises could cause a disruption of the development of our product candidates and adversely impact our business.

Public health crises such as pandemics or similar outbreaks could adversely impact our business. In December 2019, a novel strain of a virus named SARS-CoV-2 (severe acute respiratory syndrome coronavirus 2), or coronavirus, which causes COVID-19, surfaced in Wuhan, China and has reached most of the world, including Cambridge, Massachusetts where our primary office and laboratory space is located. The COVID-19 pandemic has continuously evolved, and to date has led to the implementation of various responses, including government-imposed quarantines, travel restrictions and other public health safety measures, as well as reported adverse impacts on healthcare resources, facilities and providers, in Massachusetts, across the U.S. and in other countries. The U.S. government, as well as certain foreign governments, have imposed restrictions on travel to or from the U.S. for certain countries and regions, which may delay or prevent us from conducting our business in a timely and efficient manner. The extent to which COVID-19 impacts our operations or those of our third-party partners will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, additional or modified government actions, new information that will emerge concerning the severity and impact of COVID-19 and the actions to contain COVID-19 or address its impact in the short and long term, among others.

Additionally, execution of our clinical trial for NTLA-2001 for ATTR, as well as timely completion of preclinical activities and initiation of planned clinical trials for other product candidates, is dependent upon the availability of, for example, preclinical and clinical trial sites, researchers and investigators, regulatory agency personnel, and materials, which may be adversely affected by global health matters, such as pandemics. We plan to conduct preclinical activities and clinical trials for our investigational drug product candidates in geographies which are currently being affected by COVID-19.

Further, in response to the pandemic and in accordance with direction from state and local government authorities, we have restricted and may continue to restrict access to our facilities mostly to personnel and third parties who must perform critical activities that must be completed on-site, limited the number of such personnel that can be present at our facilities at any one time, and requested that personnel work remotely, as appropriate. In the event that governmental authorities were to further modify current restrictions, our employees conducting research and development or manufacturing activities may not be able to access our laboratory or manufacturing space, and our core activities may be significantly limited or curtailed, possibly for an extended period of time.

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

•	interruption or delays in the operations of the FDA, MHRA and comparable foreign regulatory agencies, which may impact review, inspection, clearance and approval timelines;
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

Risks Related to Ongoing Regulatory Obligations

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

Manufacturers and manufacturers’ facilities are required to comply with extensive FDA and comparable foreign regulatory authority requirements, as applicable, including ensuring that quality control and manufacturing procedures conform to cGMP and, in certain cases, cGTP requirements. As such, we and our CMOs will be subject to continual review and inspections to assess compliance with cGMP and adherence to commitments made in any BLA, other marketing applications, and previous responses to inspection observations. Accordingly, we and others with whom we work must continue to expend time, money, and effort in all areas of regulatory compliance, including manufacturing, production and quality control.

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

Given that we are conducting a clinical trial in the UK, and our current and future requests for approval to conduct clinical trials in the UK and other jurisdictions outside the U.S., we are and may be subject to additional privacy laws. For example, the GDPR applies extraterritorially, and we may be subject to the GDPR because of data processing activities that involve the personal data of individuals in the EU or the UK in connection with EU or UK clinical trials. As discussed above, the GDPR regulates the processing of personal data of data subjects in the EU or the UK by imposing a broad range of strict requirements on companies subject to the GDPR, including requirements relating to having legal bases for processing personal data and transferring such information outside the EU or the UK, including to the U.S., providing robust disclosures to individuals regarding the processing of their personal data, keeping personal data secure, having data processing agreements with third parties who process personal data, responding to individuals’ requests to exercise their rights in respect of their personal data, reporting security breaches involving personal data to the competent national data protection authority and affected individuals, appointing data protection officers, conducting data protection impact assessments, and record-keeping. In the event of non-compliance with the GDPR, we could be subject to substantial fines and other penalties, including fines of up to 10,000,000 Euros or up to 2% of our total worldwide annual turnover for certain comparatively minor offenses, or up to 20,000,000 Euros or up to 4% of our total worldwide annual turnover for more serious offenses. We face uncertainty as to the exact interpretation of the new requirements and we may be unsuccessful in implementing all measures required by data protection authorities or courts in interpretation of the law.

In addition, as it relates to processing and transfer of health and genetic data, the GDPR specifically allows national laws to impose additional and more specific requirements or restrictions, and European laws have historically differed quite substantially in this field, leading to additional uncertainty.

Because we are conducting a clinical trial in the UK, and intend to conduct clinical trials in other jurisdictions outside the U.S., we must also ensure that we maintain adequate safeguards to enable the transfer of personal data outside of the relevant jurisdiction, in particular to the U.S., in compliance with the relevant data protection laws. We expect that we will continue to face uncertainty as to whether our efforts to comply with our obligations under the GDPR will be sufficient. If we are investigated by a European data protection authority, we may face fines and other penalties. Any such investigation or charges by European data protection authorities could have a negative effect on our existing business and on our ability to attract and retain new clients or pharmaceutical partners. We may also experience hesitancy, reluctance, or refusal by European or multi-national clients or pharmaceutical partners to continue to use our products and solutions due to the potential risk exposure as a result of the current (and, in particular, future) data protection obligations imposed on them by certain data protection authorities in interpretation of current law, including the GDPR. Such clients or pharmaceutical partners may also view any alternative approaches to compliance as being too costly, too burdensome, too legally uncertain, or otherwise objectionable and therefore decide not to do business with us. Any of the foregoing could materially harm our business, prospects, financial condition and results of operations.

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

Risks Related to Licensed Intellectual Property

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

In addition, third parties could assert that UC/Vienna/Charpentier do not have rights to the CRISPR/Cas9 technology, including inventorship and ownership rights to currently issued or allowable patents, or that any rights owned by UC/Vienna/Charpentier are limited. For example, under our sublicense from Caribou, we have rights to patent applications owned by UC/Vienna Charpentier covering certain aspects of CRISPR/Cas9 systems to edit genes in eukaryotic cells, including human cells (collectively, the “UC/Vienna/Charpentier eukaryotic patent family”). The Broad Institute, Massachusetts Institute of Technology, the President and Fellows of Harvard College and the Rockefeller University (collectively, the “Broad Institute”) co-own patents and patent applications that also claim CRISPR/Cas9 systems to edit genes in eukaryotic cells (collectively, the “Broad Institute patent family”). Because the respective owners of various UC/Vienna/Charpentier patent applications and the Broad Institute patent family both allege owning intellectual property claiming overlapping aspects of CRISPR/Cas9 systems and methods to edit genes in eukaryotic cells, including human cells, our ability to market and sell CRISPR/Cas9-based human therapeutics may be adversely impacted depending on the scope and actual ownership over the inventions claimed in the competing patent portfolios. On June 25, 2019, the Patent Trial and Appeal Board (“PTAB”) of the U.S. Patent and Trademark Office (“USPTO”) declared an interference between the UC/Vienna/Charpentier eukaryotic patent family and the Broad Institute patent family to determine which research group first invented the use of the CRISPR/Cas9 technology in eukaryotic cells and, therefore, is entitled to the patents covering the invention. On August 26, 2019, the PTAB redeclared the interference to include additional UC/Vienna/Charpentier patent applications covering the invention that had also been found allowable by the USPTO. On September 10, 2020, the PTAB issued an order that, among other matters, advanced the proceeding to the priority phase, where both UC/Vienna/Charpentier, which will have the burden of proof, and the Broad Institute will present their respective evidence seeking to prove that they, invented first. As of September 30, 2020, the interference involves 14 allowable patent applications from the UC/Vienna/Charpentier eukaryotic patent family and 13 patents and one patent application from the Broad Institute patent family. If it were to succeed in the interference, the Broad could seek to assert its issued patents against us based on our CRISPR/Cas9-based activities, including commercialization. Defense of these claims, regardless of their merit, would involve substantial litigation expense, would be a substantial diversion of management and other employee resources from our business and may impact our reputation. In the event of a successful claim of infringement against us, we may have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, obtain one or more licenses from third parties, pay royalties or redesign our infringing products, which may be impossible or require substantial time and monetary expenditure. In that event, we could be unable to further develop and commercialize our product candidates, which could harm our business significantly.

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

Third parties could also assert patent rights against us to seek and obtain injunctive or other equitable relief, which could effectively block our ability to further develop and commercialize product candidates. For example, the Broad Institute or other third-parties that own issued patents, including patents claiming aspects of the CRISPR/Cas9 technology, could seek to assert such patents against us claiming that our activities, including those relating to the CRISPR/Cas9 technology, infringe their respective patents. Defense of these or similar claims, regardless of their merit, would involve substantial legal expense, would be a substantial diversion of management and other employee resources from our business and may impact our reputation. In the event of a successful claim of infringement against us, we may have to pay substantial damages, including treble damages and attorneys’ fees for any adjudicated willful infringement, obtain one or more licenses from third parties, pay royalties or redesign our infringing products, which may be impossible or require substantial time and monetary expenditure. In that event, we may be unable to further develop and commercialize our product candidates, which could harm our business significantly.

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

The Broad Institute patent family includes issued patents in the U.S. and Europe that purport to cover certain aspects of the CRISPR/Cas9 genome editing platform for use on eukaryotic cells, including human cells. On June 25, 2019, the PTAB declared an interference between the UC/Vienna/Charpentier eukaryotic patent family and the Broad patent family that claim the use of the CRISPR/Cas9 technology in eukaryotic cells, including human cells. On August 26, 2019, the PTAB redeclared the interference to include additional UC/Vienna/Charpentier patent applications covering the invention that had also been found allowable by the USPTO. On September 10, 2020, the PTAB issued an order that, among other matters, advanced the proceeding to the priority phase, where both UC/Vienna/Charpentier, which will have the burden of proof, and the Broad Institute will present their respective inventorship evidence so that the PTAB can determine which research group first invented the use of the technology in eukaryotic cells and, therefore, is entitled to the patents covering the invention. As of September 30, 2020, the interference involves 14 allowable patent applications from the UC/Vienna/Charpentier eukaryotic patent family and 13 patents and one patent application from the Broad Institute patent family. If the PTAB were to conclude that UC/Vienna/Charpentier were not the first inventors, we may not have rights to this invention, which could adversely impact our ability to develop and commercialize our product candidates. If it were to succeed in the interference, the Broad could seek to assert its issued patents against us based on our CRISPR/Cas9-based activities, including commercialization. Defense of these claims, regardless of their merit, would involve substantial litigation expense, would be a substantial diversion of management and other employee resources from our business and may impact our reputation. In the event of a successful claim of infringement against us, we may have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, obtain one or more licenses from third parties, pay royalties or redesign our infringing products, which may be impossible or require substantial time and monetary expenditure. In that event, we could be unable to further develop and commercialize our product candidates, which could harm our business significantly.

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

Risks Related to Patents and Trademarks

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

The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our owned and licensed patents may be challenged in the courts or patent offices in the U.S. and abroad. There is a substantial amount of litigation as well as administrative proceedings for challenging patents, including interference, derivation, reexamination, and other post-grant proceedings before the USPTO and oppositions and other comparable proceedings in foreign jurisdictions, involving patents and other intellectual property rights in the biotechnology and pharmaceutical industries, and we expect this to be true for the CRISPR/Cas9 space as well. For example, a number of third parties have filed oppositions challenging the validity, and seeking the revocation, of the CRISPR/Cas9 genome editing patents granted to UC/Vienna/Charpentier by the European Patent Office to date. For example, third parties may continue to seek to challenge on appeal the validity of UC/Vienna/Charpentier’s first European patent, which covers compositions comprising Cas9 and single guide RNA molecules, as well as methods of editing DNA in vitro or ex vivo using Cas9 and single guide RNAs, even though the European Patent Office (“EPO”) reaffirmed the validity of substantially all the claims after hearing the challenges of these third parties in January 2020. If UC/Vienna/Charpentier fail in defending the validity of this patent on appeal (or, at hearings before the European Patent Office’s Opposition Division on their other European patents that have similarly been opposed), we may lose valuable intellectual property rights, such as the exclusive right to use such intellectual property. Such an outcome could have a material adverse effect on our business in Europe. In addition, since the passage of the America Invents Act in 2013, U.S. law also provides for other procedures to challenge patents, including inter partes reviews and post-grant reviews, that add uncertainty to the possibility of challenge to our developed or licensed patents and patent applications in the future. Furthermore, for U.S. applications in which all claims are entitled to a priority date before March 16, 2013, an interference proceeding can be provoked by a third-party or instituted by the USPTO to determine who was the first to invent any of the subject matter covered by the patent claims of our applications. See the above risk factor titled “Third-party claims of intellectual property infringement against us, our licensors or our collaborators may prevent or delay our product discovery and development efforts.”

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

Risks Related to Confidentiality

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

Risks Related to Our Common Stock

Risks Related to Investment in Securities

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

The market price for our common stock historically has been highly volatile and could continue to be subject to wide fluctuations in response to various factors. This volatility may affect the price at which you could sell the shares of our common stock, and the sale of substantial amounts of our common stock could adversely affect the price of our common stock. Our stock price is likely to continue to be volatile and subject to significant price and volume fluctuations in response to market and other factors, including:

•	the success of our or competing products or technologies;
•	results of clinical trials of our product candidates or those of our competitors;
•	developments or disputes concerning patent applications, issued patents or other intellectual property rights;
•	regulatory or legal developments in the U.S. and other countries;
•	the recruitment or departure of key personnel;
•	the level of expenses related to any of our product candidates or clinical development programs;
•	the results of our efforts to discover, develop, acquire or in-license additional product candidates or products;
•	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
•	variations in our financial results or the financial results of companies that are perceived to be similar to us;
•	sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares;
•	changes in the structure of healthcare payment systems;
•	market conditions in the pharmaceutical and biotechnology sectors;
•	public perception of the safety of genome editing based therapeutics;
•	general economic, industry and market conditions; and
•	the other factors summarized and described in this Risk Factors section.

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

Risk Related to Ownership Generally

Our principal stockholders and management own a significant percentage of our stock and, if they choose to act together, will be able to control or exercise significant influence over matters subject to stockholder approval.

As of June 30, 2020, our executive officers, directors, 5% or greater stockholders and their affiliates beneficially owned approximately 62% of our outstanding voting stock. These stockholders may have the ability to influence us through their ownership positions. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to control elections of directors or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

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

Risks Related to Future Financial Condition

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

On August 23, 2019, we filed a Registration Statement on Form S-3, as amended (the “2019 Shelf”) with the SEC, which was declared effective on September 12, 2019 (File No. 333-233448) in relation to the registration of common stock, preferred stock, debt securities, warrants and units of any combination thereof. We also simultaneously entered into an Open Market Sale Agreement (the “2019 Sales Agreement”) with the Sales Agent, to provide for the offering, issuance and sale of up to an aggregate amount of $150.0 million of our common stock from time to time in “at-the-market” offerings under the 2019 Shelf and subject to the limitations thereof. We will pay to the Sales Agent cash commissions of 3.0% of the gross proceeds of sales of common stock under the 2019 Sales Agreement. In December 2019, we issued 287,231 shares of our common stock at an average price of $16.48 per share in accordance with the 2019 Sales Agreement for aggregate net proceeds of $4.4 million, after payment of cash commissions to the Sales Agent and approximately $0.2 million related to legal, accounting and other fees in connection with the sales. During the nine months ended September 30, 2020, we issued 1,107,100 shares of our common stock in a series of sales at an average price of $13.78 per share in accordance with the 2019 Sales Agreement, for aggregate net proceeds of $14.7 million after payment of cash commissions to the Sales Agent and approximately $0.1 million related to legal, accounting and other fees in connection with the sales. In June 2020, we issued 6,301,370 shares of our common stock, including the exercise in full by the underwriters of their option to purchase an additional 821,917 shares, at the public offering price of $18.25 per share pursuant to the 2019 Shelf for aggregate cash consideration of $107.7 million, after payment of commissions and fees and approximately $0.4 million related to legal, accounting and other fees in connection with the sales. In June 2020 we also issued 925,218 shares of our common stock to Regeneron in a private placement for an aggregate cash consideration of $30.0 million, or $32.42 per share, representing a 100% premium over the volume-weighted average trading price of the Company’s common stock during the 30-day period prior to the closing. In addition, sales of a substantial number of shares of our outstanding common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock. Persons who were our stockholders prior to our IPO continue to hold a substantial number of shares of our common stock that many of them are now able to sell in the public market. Significant portions of these shares are held by a relatively small number of stockholders. Sales by our stockholders of a substantial number of shares, or the expectation that such sales may occur, could significantly reduce the market price of our common stock.

Risks Related to our Charter and Bylaws

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

Risks Related to Tax Matters

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

Dated: November 5, 2020

INTELLIA THERAPEUTICS, INC.

By:	/s/ John M. Leonard
John M. Leonard, M.D.
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Glenn G. Goddard
Glenn G. Goddard
Executive Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)