Form 10-K
period 2020-12-31
Intellia Therapeutics, Inc.
filed 2021-02-26
CIK 1652130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $1,182,698,098 as of June 30, 2020 (based on a closing price of $21.02 per share as quoted by the Nasdaq Global Market as of such date). In determining the market value of non-affiliate common stock, shares of the registrant’s common stock beneficially owned by officers, directors and affiliates have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The registrant had 67,726,345 shares of Common Stock, $0.0001 par value per share, outstanding as of February 19, 2021.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference certain information from the registrant’s definitive Proxy Statement for its 2021 annual meeting of shareholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year end of December 31, 2020. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

Intellia Therapeutics, Inc.

Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2020

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
•

the anticipated timing of preclinical studies, manufacturing activities, our investigational new drug application (“IND”) or equivalent regulatory filing, and clinical studies for NTLA-5001, our program for the treatment of acute myeloid leukemia;

•

the anticipated timing of preclinical studies, manufacturing activities, our IND application or equivalent regulatory filing, and clinical studies for NTLA-2002, our program for the treatment of hereditary angioedema;

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

•	our ability to advance our genome editing and therapeutic delivery capabilities;
•	the scope of protection we are able to develop, establish and maintain for intellectual property rights, including patents and license rights, covering our product candidates and technology;
•	our ability to operate, including commercializing products, without infringing or breaching the proprietary or contractual rights of others;
•	the issuance or enforcement of, and compliance with, regulatory requirements and guidance regarding preclinical and clinical studies relevant to genome editing and our product candidates;
•	the market acceptance, pricing and reimbursement of our product candidates, if approved;
•	estimates of our expenses, future revenues, capital requirements and our needs for additional financing;
•	the potential benefits of strategic collaboration agreements and our ability to enter into strategic arrangements;
•	our ability to maintain and establish collaborations with third parties under favorable terms;
•	our ability to acquire and maintain relevant intellectual property licenses and rights, and the scope and terms of such rights;

•	developments relating to our licensors, licensees, third-parties from which we derive rights, collaborators, competitors and our industry;
•	the effect of the coronavirus disease 2019 (“COVID-19”) pandemic, including mitigation efforts and economic effects, on any of the foregoing or other aspects of our business operations; and
•	other risks and uncertainties, including those listed under the caption “Risk Factors.”

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

•

Results, including positive results, from our preclinical activities and studies are not necessarily predictive of our other ongoing and future preclinical and clinical studies, and they do not guarantee or indicate the likelihood of approval of any potential product candidate by the U.S. Food and Drug Administration (“FDA”) or any other regulatory agency. If we cannot replicate the positive results from any of our preclinical or clinical activities and studies, we may be unable to successfully develop, obtain regulatory approval for and commercialize any potential product candidate.

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

•

Under our license agreement with Caribou Biosciences, Inc. (“Caribou”), we sublicense a patent family from the Regents of the University of California and the University of Vienna that is co-owned by Dr. Emmanuel Charpentier. The outcome of on-going legal proceedings, as well as potential future proceedings, related to this patent family may affect our ability to utilize certain intellectual property sublicensed under our license agreement with Caribou.

•

We could be unsuccessful in obtaining or maintaining adequate patent protection for one or more of our products or product candidates, or asserting and defending our intellectual property rights that protect our products and technologies.

•	We have incurred net losses in each period since our inception, anticipate that we will continue to incur net losses in the future, and may never achieve profitability.
•	The price of our common stock historically has been volatile, which may affect the price at which you could sell any shares of our common stock.

PART I

Item 1.	Business

Overview

We are a leading clinical-stage genome editing company, focused on developing proprietary, potentially curative CRISPR/Cas9-based therapeutics. CRISPR/Cas9, an acronym for Clustered, Regularly Interspaced Short Palindromic Repeats (“CRISPR”)/CRISPR associated 9 (“Cas9”), is a technology for genome editing, the process of altering selected sequences of genomic deoxyribonucleic acid (“DNA”). We believe the breakthrough CRISPR/Cas9 technology has the potential to transform medicine by both producing therapeutics that may permanently edit and/or correct disease-associated genes in the human body with a single treatment course and creating engineered cell therapies. Our combination of deep scientific, technical and clinical development experience, and proprietary innovations in genome editing and delivery technologies, along with our intellectual property (“IP”) portfolio, puts us in a position to unlock broad therapeutic applications of the CRISPR/Cas9 technology and create new classes of therapeutic products.

Our mission is to transform the lives of people with severe diseases by developing curative genome editing treatments. We believe we can deliver on our mission and provide long-term benefits for all of our stakeholders by focusing on four key elements:

•	Develop curative CRISPR/Cas9 based medicines;
•	Advance our science;
•	Be the best place to make therapies; and
•	Focus on long-term sustainability.

Our strategy is to build a full-spectrum genome editing company, by leveraging our modular platform, to advance in vivo and ex vivo therapies for diseases with high unmet need. For in vivo applications to address genetic diseases, we deploy CRISPR/Cas9 as the therapy that targets cells within the body. Our lead in vivo candidate, NTLA-2001 for the treatment of transthyretin amyloidosis (“ATTR”), is the first-ever systemically delivered CRISPR/Cas9-based therapy to enter clinical evaluation. In parallel, we are developing ex vivo applications to address immuno-oncology and autoimmune diseases, where CRISPR/Cas9 is the tool that creates the engineered cell therapy. Our most advanced ex vivo programs include a wholly owned T cell receptor (“TCR”)-T cell candidate, NTLA-5001 for the treatment of acute myeloid leukemia (“AML”), and a program with Novartis Institutes for BioMedical Research, Inc. (“Novartis”) to engineer hematopoietic stem cells (“HSCs”) for the treatment of sickle cell disease.

We continue to advance our platform’s modular solutions and research efforts to generate additional development candidates.

CRISPR/Cas9 Technology

The Nobel Prize-winning CRISPR/Cas9 system developed by one of our scientific co-founders, Dr. Jennifer Doudna, and her collaborators, offers a revolutionary approach for therapeutic development due to its broad ability to precisely edit the genome. This system can be used to make three general types of edits: knockouts, repairs and insertions. Each of these editing strategies takes advantage of the Cas9 endonuclease, an enzyme which can be programmed to cut double-stranded DNA at specific locations using a ribonucleic acid (“RNA”) molecule, called a guide RNA (“gRNA”). The desired edits result from naturally-occurring biological mechanisms that effect particular types of genetic alterations. CRISPR/Cas9 genome editing has the potential to make permanent, precisely targeted changes in a patient’s chromosomes and repair the underlying genetic mutation, whereas more traditional gene therapy typically involves introducing a non-permanent copy of a gene into a patient’s cells. These attributes of CRISPR/Cas9 provide a significant therapeutic edge over other gene therapy and costly earlier-generation genome editing technologies.

Strategy

Our goal is to build a full spectrum, fully integrated, product-driven biotechnology company, focused on developing and commercializing curative CRISPR/Cas9-based therapeutics. Our approach to advancing the broad potential of genome editing includes:

Focusing on Indications that Enable Us to Fully Develop the Potential of the CRISPR/Cas9 System. To maximize our opportunity to rapidly develop clinically successful products, we have applied a risk-mitigated approach to selecting indications with significant unmet medical needs based on four primary criteria:

•	the type of edit: knockout, repair or insertion;
•	the delivery modality for in vivo and ex vivo applications;
•	the existence of efficient regulatory pathways to approval; and
•	the potential for the CRISPR/Cas9 system to provide improved therapeutic benefits over existing therapeutic options.

We believe these selection criteria position us to build a diversified pipeline, in which we are not reliant on any single delivery technology or editing approach for success. This approach has the potential to increase the probabilities of success in our initial indications, and generate insights that will accelerate the development of additional therapeutic products. Specifically, we believe we can apply the learnings from our current programs to inform our selection of additional indications and targets of interest.

Aggressively Pursuing In Vivo Liver Indications to Develop Therapeutics Rapidly with Our Proprietary Delivery System. For our in vivo indications, we select well-validated targets in diseases with significant unmet medical needs where there are predictive biomarkers, or measurable indicators of a biological condition or state, with strong disease correlation and where the CRISPR/Cas9 technology and our proprietary delivery tools can be applied towards developing novel therapeutics. Our current in vivo pipeline targets diseases of the liver, including ATTR and hereditary angioedema (“HAE”) as a gene knockout approach to remove unwanted protein, all of which we believe we can address using our proprietary lipid nanoparticle (“LNP”) delivery system.  In addition, we use our insertion platform to restore native protein including hemophilia A and hemophilia B, and additional disease indications.

Actively Developing and Expanding Ex Vivo Therapeutic Programs. We are independently researching and developing proprietary engineered cell therapies to treat various cancers and autoimmune diseases. Our initial focus is on TCR-engineered T cells for immuno-oncology applications, which could be used to treat various types of blood cancers and solid tumors.  Our current ex vivo pipeline includes engineered cell therapies to treat cancers, such as AML.

Continuing to Leverage Strategic Partnerships to Accelerate Clinical Development. We view strategic partnerships as important drivers for accelerating the achievement of our goal of rapidly developing curative therapies. The potential application of CRISPR/Cas9 is extremely broad, and we plan to continue to identify partners who can contribute meaningful resources and technical expertise to our programs and allow us to more rapidly bring scientific innovation to a broader patient population. Our ongoing partnership on in vivo liver indications with Regeneron Pharmaceuticals, Inc. (“Regeneron”), a leader in genetics-driven drug discovery and development, and our research collaboration on engineered T cell therapies with IRCCS Ospedale San Raffaele (“OSR”), Milan, a leading European research-university hospital, exemplify this strategy.

Growing Our Leadership Position in the Field of Genome Editing. We are committed to broadening our capabilities to remain at the cutting edge of genome editing research. We will continue to invest internally in developing our platform capabilities, including innovative genome editing, delivery and cell engineering technologies to advance our therapeutic programs. We will also continue to explore accessing external technologies or opportunities to enhance our leadership position in developing innovative therapeutics.

Our Pipeline

The following table summarizes the status of our most advanced programs:

In Vivo Programs

Our selection criteria include identifying diseases that originate in the liver; have well-defined mutations that can be addressed by a single knockout, repair or insertion approach; have readily measurable therapeutic endpoints with observable clinical responses; and for which effective treatments are absent, limited or unduly burdensome. Our initial in vivo indications target genetic liver diseases, including our ATTR and HAE development programs. Our current efforts on in vivo delivery focus on the use of LNPs for delivery of the CRISPR/Cas9 complex to the liver.

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

Our Approach

NTLA-2001 applies an in vivo liver gene knockout approach for the treatment of ATTR. We believe that by disabling the TTR gene in the liver with CRISPR/Cas9 technology, we have the potential to cure ATTR. We expect this approach to greatly reduce the production of circulating TTR protein levels, which should slow or stop the accumulation of undesired TTR protein in the nerves and the heart, thereby halting and potentially reversing disease progression. Using this approach, we aim to address both forms of the disease - hATTR and wtATTR. Current treatments and ongoing clinical trials in hATTR-PN have shown a significant correlation between TTR protein reduction and clinical benefit. Additionally, these studies suggest that loss of TTR gene expression from the liver would be well-tolerated in adult humans. We believe our approach may improve patient outcomes by potentially eliminating defective TTR protein in a single dose, as opposed to life-long therapy. We have assessed delivery of gRNAs directed at the TTR gene together with Cas9 messenger RNA (“mRNA”) via LNPs and have achieved high levels of liver cell editing in vitro and in vivo, as well as reduction of serum TTR protein in multiple non-human species.

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

About the NTLA-2001 Clinical Program

On November 9, 2020, we announced that the first patient had been dosed with NTLA-2001, which we are developing as a single-course, potentially curative therapy for ATTR, in our global Phase 1 study. We are conducting our global Phase 1 study to evaluate NTLA-2001 for hATTR-PN patients. Our first patient was dosed in the United Kingdom (“U.K.”) pursuant to authorization of our Clinical Trial Application (“CTA”), which was received from the U.K.’s Medicines and Healthcare products Regulatory Agency in October 2020. In November 2020, as part of our ongoing Phase 1 study for NTLA-2001, we received a second CTA authorization from New Zealand’s Medicines and Medical Device Safety Authority to enroll ATTR patients at a clinical site. As part of our ongoing global development strategy, we are submitting additional regulatory applications in other countries.

Our global Phase 1 trial is an open-label, multi-center, two-part study of NTLA-2001 in adults with hATTR-PN. The trial’s primary objectives are to assess the safety, tolerability, pharmacokinetics and pharmacodynamics of NTLA-2001. Patients receive a single dose of NTLA-2001 via intravenous administration. The study will enroll up to 38 participants (ages 18-80 years) and consist of a single-ascending dose phase in Part 1 and, following the identification of an optimal dose, an expansion cohort in Part 2. Following safety assessment and dose optimization, we intend to further evaluate NTLA-2001 in a broader ATTR patient population of both polyneuropathy and cardiomyopathy patients. We expect to report early clinical data from the Phase 1 study in 2021.

NTLA-2001 is part of a co-development and co-promotion (“Co/Co”) agreement directed to our first collaboration target with Regeneron, ATTR (the “ATTR Co/Co”), for which we are the clinical and commercial lead party and Regeneron is the participating party. Regeneron shares in approximately 25% of worldwide development costs and commercial profits for the ATTR program. For more information regarding our collaboration with Regeneron, see the section below entitled “Collaborations - Regeneron Pharmaceuticals, Inc.”

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

Limitations of Current Treatment Options

Currently, there are multiple therapies approved to treat HAE, including acute and prophylactic approaches. Acute treatments are used to treat patients who are experiencing an attack. Prophylactic treatments are used to reduce the number of attacks that a patient may experience. Prophylactic treatments have proven to be effective in reducing the number of attacks for most patients, though some patients still experience breakthrough attacks and such treatment options require regular injections that can be associated with significant treatment burden and impact on quality of life.

Our Approach

Using our modular LNP delivery system, we aim to knock out the kallikrein B1 (“KLKB1”) gene with a single course of treatment to permanently reduce the plasma kallikrein activity and thereby ameliorate the frequency and intensity of HAE attacks. We expect our approach should eliminate the current, significant treatment burden for people living with HAE and minimize the risk of breakthrough attacks with extensive and continuous reduction in plasma kallikrein activity. We believe KLKB1 knockout to be safe, as humans with prekallikrein deficiency appear to have no known health effects. In addition, inhibition of kallikrein activity has proven to be clinically effective as a prophylactic treatment for HAE.

On May 7, 2020, we announced NTLA-2002 as our wholly owned development candidate for the treatment of HAE. We have completed an NHP durability study of our lead LNP formulation in support of NTLA-2002, which resulted in a year-long therapeutically relevant reduction of serum kallikrein protein levels and activity following a single dose. We have commenced clinical manufacturing activities to support the Company’s plans to submit an IND or IND-equivalent regulatory submission for NTLA-2002 in the second half of 2021.

In Vivo Research Programs

We continue to work on various liver-focused programs, such as hemophilia A and hemophilia B, which we are co-developing with Regeneron, primary hyperoxaluria Type 1, alpha-1 antitrypsin deficiency, as well as other liver targets, which are worked on both independently and in partnership with Regeneron, which leverage our capabilities to knockout, insert and make consecutive edits to the genome. In September 2020, we presented data that showed the persistence of in vivo CRISPR/Cas9 edits in regenerated liver tissue, both knockout and insertion, and corresponding durability of effect following a partial hepatectomy (“PHx”) and liver regrowth in a murine model. Unlike traditional gene therapy, for which a significant loss (over 80%) in transgene expression was observed in the insertion PHx model, our targeted gene insertion approach yielded durable edits, with no significant loss in expression.

In addition, we have developed combination approaches for delivering the editing machinery by LNP, and the repair and insertion templates by adeno-associated virus (“AAV”) vectors. For example, at the Alpha-1 Foundation’s 20th Gordon L. Snider Critical Issues Workshop: The Promise of Gene-Based Interventions of Alpha-1 Antitrypsin Deficiency, we demonstrated expression of physiological protein levels human alpha-1 antitrypsin (“AAT”) in NHPs following a single administration. Compared to traditional AAV gene therapy, our targeted liver gene insertion technology has the ability to achieve therapeutic levels of protein expression, in a stable and durable manner, after a single course of treatment.

We are further investigating delivery strategies that target tissues outside of the liver.

Ex Vivo Programs

We are independently researching and developing proprietary engineered cell therapies to treat various oncological and other disease indications, for example TCR-engineered T cells and chimeric antigen receptor T (“CAR-T”) cells for immuno-oncology applications and engineered regulatory T cells for autoimmune disorders. Our diverse product strategy includes multiple elements. In particular:

•

We are developing TCR-engineered T cells as immuno-oncological therapies. For example, in our existing collaboration with OSR, a leading European research-university hospital, we have identified optimized TCRs that recognize a tumor target, Wilms’ Tumor 1 (“WT1”), that could be used to treat a variety of blood cancers and solid tumors;

•

We seek to develop allogeneic cellular therapies, which are those derived from unmatched donors and modified outside of the human body to allow them to be administered to an unrelated patient. These therapies could be used to treat both oncological and immunological diseases; and

•

We are also exploring methods to apply CRISPR/Cas9 editing to cluster of differentiation 4 (“CD4”) immune cells to induce a non-reverting regulatory T cell phenotype, to create therapies that address autoimmune diseases.

In addition, our partner Novartis is developing therapies directed to selected targets using CAR-T cells for oncology indications, as well as HSC and ocular stem cell- (“OSC”) based therapies.

Acute Myeloid Leukemia (“AML”)

Background

AML includes a heterogenous group of blood cancers arising from the malignant expansion of hematopoietic cells of the myeloid lineage. AML is associated with weakness, fatigue and bleeding resulting from the depletion of healthy myeloid cells, and is typically rapidly progressive and fatal without immediate treatment. AML is an aggressive and hard-to-treat cancer, resulting in less than 30% of patients living more than five years after diagnosis. AML is the most common acute leukemia in adults and is associated with the largest number of annual deaths from leukemia in the U.S. It is estimated that there were over 11,000 deaths due to AML, as well as nearly 20,000 new AML cases in the U.S. in 2020. While AML can occur at any age, the prevalence of the disease increases with age, resulting in a median age at diagnosis of 68 years.

Limitations of Current Treatment Options

Induction chemotherapy, most commonly with cytarabine and anthracycline, represents the standard first-line treatment option for patients who can tolerate an intensive treatment regimen. Patients who achieve remission with induction typically receive additional chemotherapy or an HSC transplant as consolidation therapy. While this treatment approach has the potential to lead to sustained remission or even cure patients, the intensity of these treatments is associated with significant morbidity and mortality. Patients who are older, who represent a significant proportion of the patient population, are often unable to be treated with an intensive regimen and are commonly treated with BCL-2 inhibitors, lower intensity chemotherapy or hypomethylating agents. While these therapies offer the potential to prolong survival and address some of the clinical symptomatology associated with AML, they are not generally considered to be potentially curative treatments. Even among patients who are considered fit enough to receive an intensive regimen, a significant proportion of patients are refractory (i.e., do not achieve a complete remission). Further, relapse is common even among those patients who achieve a remission. While additional lines of treatment may be possible, cure rates are extremely low among relapsed and refractory patients. Combined, the high percentage of patients who are unable to tolerate an intensive potentially-curative regimen, the high percentage of refractory patients and high relapse rates have led to the low overall survival rate in AML patients.

Over the past several years, new treatments have emerged for AML with different mechanisms of action. While these treatments have led to improvements in response rates and in some cases increased overall survival, the outcomes demonstrated thus far have been incremental in nature and long-term outcomes in AML continue to be extremely poor.

Our Approach

NTLA-5001 is our engineered T cell therapy development candidate for the treatment of AML, utilizing our TCR-directed approach to target the WT1 intracellular antigen. As WT1 is overexpressed in >90% of AML blasts, we are developing NTLA-5001 as a broadly applicable treatment for AML, regardless of mutational subtypes of a patient’s leukemia. This approach employs CRISPR/Cas9 complexes to knock out and replace the patient’s endogenous TCR with a natural, high avidity therapeutic TCR. The resulting cells are engineered to be capable of specific and potent killing of AML blasts without bone marrow cell toxicity. In December 2020, we presented data on NTLA-5001 highlighting the high anti-tumor activity observed in proof-of-concept mouse models of acute leukemias and the  faster expansion and superior function of T cells manufactured by our proprietary approach, compared to T cells engineered with a standard genome editing process.

We expect to submit an IND or IND-equivalent regulatory application for NTLA-5001 in mid-2021. This first-in-human trial intends to evaluate safety and activity in patients with persistent or recurrent AML who have previously received first-line therapies. Additional research efforts are underway to evaluate the potential use of NTLA-5001 to treat WT1-positive solid tumors.

Ex Vivo Research Programs

We are developing engineered cell therapies to treat a range of hematological and solid tumors. We are pursuing modalities, such as TCR, with broad potential in multiple indications. We continue to advance efforts to move from autologous to allogeneic therapies and from liquid to solid tumors. Our researchers are developing and improving cell-engineering manufacturing and delivery processes that, we believe, may allow us to deliver T cell therapies with high levels of editing, robust levels of cell expansion, desirable memory phenotypes, improved function and no translocations above background levels. Our proprietary T cell engineering process enables multiple, sequential gene edits and is a significant improvement over standard engineering processes commonly used to introduce proteins and nucleic acids into cells. These platform advances support NTLA-5001 and other ongoing engineered cell research programs.

Novartis-Led Sickle Cell Disease and Other Research Programs

In December 2019, the research term under our collaboration agreement with Novartis entered into in 2014 (the “2014 Novartis Agreement”) ended, although the 2014 Novartis Agreement remains in effect. Under the 2014 Novartis Agreement, Novartis has selected particular CAR-T cell, HSC and OSC targets for continued development. Novartis has initiated clinical studies for OTQ923 and HIX763, two therapeutic candidates, based on CRISPR/Cas9 editing of HSCs, that resulted from our research collaboration with Novartis. Novartis is currently recruiting patients for its Phase 1/2 study of these investigational candidates for treatment of sickle cell diseases. Novartis is developing several other product candidates arising from the 2014 Novartis Agreement. For more information regarding our collaboration with Novartis, see the section below entitled “Collaborations - Novartis Institutes for BioMedical Research, Inc.”

Our Genome-Editing Platform

Our robust genome-editing platform forms the foundation of our full-spectrum therapeutic product pipeline based on CRISPR/Cas9 technology. Our modular platform is based on our proprietary components that can serve both in vivo and ex vivo programs, as well as our delivery technologies that can be used in either program type. In addition to the components described below, we have developed robust, high volume (high throughput) capabilities centering around enabling strategic target identification and validation that we believe will provide us with a competitive advantage in creating successful therapeutic products.

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

Guide RNA qualification

CRISPR/Cas9 systems can function with gRNAs having a variety of modifications, such as changes to the gRNA sequence or chemical modifications of nucleotides. As part of our development of CRISPR/Cas9 therapeutics, we have engineered modified gRNAs to, for example, improve editing efficiency, specificity and stability inside cells, as well as to reduce the likelihood of an immune response. We believe our work in this area will allow us to develop the most appropriate gRNAs for therapeutic applications.

For gRNAs selected through our primary on-target screens, we perform a variety of analyses to look for possible off-target editing events, including bioinformatic evaluations and experimental methods. Part of our approach involves identifying candidates with no or few off-target sites based on experimental measurements of genome-wide DNA breaks, as well as targeted sequencing of such candidate sites to evaluate actual off-target editing events in relevant cell types. We continue to optimize our gRNA qualification capability over time by increasing our throughput, improving our off-target activity detection accuracy and increasing our bioinformatics predictive accuracy.

Guide RNA format

CRISPR/Cas9 systems can function with gRNAs having a variety of modifications, such as changes to the gRNA sequence or chemical modifications of nucleotides. As part of our development of CRISPR/Cas9 therapeutics, we have engineered modified gRNAs to, for example, improve editing efficiency, specificity and stability inside cells, as well as to reduce the likelihood of an immune response. We believe our work in this area will allow us to develop the most appropriate gRNAs for therapeutic applications.

Nuclease

Our current preferred Cas9 protein is derived from a species of bacteria called S. pyogenes (“Spy”), which is the Cas9 used in the vast majority of published CRISPR/Cas9 literature to date. As part of the therapeutic development process, we are adapting and engineering Spy Cas9 with the goal of improving its specificity, activity and manufacturability. In addition, we are exploring other naturally occurring Cas9 proteins and nucleases from other bacteria, which may differ from Spy Cas9 in aspects such as specificity, size or mechanism of DNA recognition, binding and cutting. We are pursuing these alternative Cas9 forms and other nucleases through ongoing internal work, collaborations with our existing partners and scientific founders, and in-licensing opportunities. We also are investigating targeted modifications of Cas9 that can modulate DNA activity by mechanisms other than cleavage. We believe that different therapeutic applications may be best addressed using different forms of Cas9 or other nucleases, depending on the target cell or tissue of interest, the delivery method and the desired type of edit.

Cas9 Edit Type

Knockout

The CRISPR/Cas9 system, by itself, primarily functions to cut DNA, while the resulting desired therapeutic editing events are performed by the cell, subsequent to the cut, as the cell seeks to rejoin the cut ends. One type of edit is caused by a DNA repair mechanism that is prone to losing or adding short lengths of DNA around the cut site. The resulting changes in the DNA impair the function of any encoded protein, causing a knockout edit. Using a combination of our informatics, gRNA qualification and format, and nuclease platform capabilities, we have developed an efficient process to identify gRNAs that create this kind of edit at high frequency while possessing high specificity for the on-target site and no substantial off-target effects.

Based on both NHP and rodent disease models, we have demonstrated the ability to knockout multiple targets in the liver, including TTR, KLKB1, SERPINA1, hydroxyacid oxidase 1 (“Hao1”) and lactate dehydrogenase A (“Ldha”). We believe these data demonstrate the modular nature of our propriety LNP delivery system.

Gene Insertion

While knockout edits can be made using solely a Cas9 protein and gRNA, other kinds of editing, involving repair and insertion, additionally require a template DNA that contains a desired genomic sequence that may be inserted or used to correct a patient’s original sequence. For ex vivo applications, in addition to delivering a Cas9-gRNA complex to cleave the cellular DNA sequence at the desired location, the desired DNA template may be delivered by physical means such as electroporation in combination with a Cas9-gRNA complex, or by other means such as viral vectors or chemical means. For in vivo applications, we have developed combination approaches for delivering the editing machinery by LNP, and the repair and insertion templates by AAV vectors. For example, at the 2019 American Society of Gene and Cell Therapy Annual Meeting, we presented initial data from an ongoing study demonstrating the first CRISPR/Cas9-mediated, targeted transgene insertion in the liver of NHPs, using F9 as a model gene. In August 2019, we announced additional results from the in-life portion of the NHP study. Following a single dose to NHPs of the hybrid LNP-AAV delivery system containing an F9 DNA template, we demonstrated that the circulating human FIX protein levels achieved in NHPs were at or above normal levels. Additionally, the NHP data expands on the durability of clinically relevant human FIX protein levels achieved in mice for over 12 months. We are currently working closely with Regeneron to move the program forward and are also independently evaluating the hybrid LNP-AAV delivery system for targeted insertion across several other transgenes of interest in an in vivo setting.

Consecutive Editing

Consecutive editing is any combination of knockout and insertion strategies. At the 2019 European Society of Gene and Cell Therapy Annual Meeting, we reported the first demonstration of a consecutive in vivo gene knockout and insertion in a mouse model of AAT deficiency. The consecutive edits led to a greater than 98% reduction of the disease-causing protein and sustained restoration of the missing protein to therapeutically relevant circulating protein levels throughout the study.

In Vivo Delivery

We are focusing our initial in vivo applications in the liver, where we deliver the CRISPR/Cas9 therapy intravenously to patients using our proprietary LNP platform.

Our proprietary LNPs encapsulate the therapeutic cargo, providing it with stability, selective delivery, improved pharmacologic properties and controlled circulation time. Our therapeutic cargo is designed to degrade relatively quickly, resulting in transient expression of Cas9. We see multiple advantages of using LNPs as an in vivo delivery vehicle, particularly as optimized by us for delivery of the CRISPR/Cas9 system or its components. First, LNPs have been clinically validated as an effective delivery vehicle of therapeutic nucleic acids to the liver after intravenous administration. For example, Onpattro is an LNP-based, approved drug for delivery of small interfering RNA (“siRNA”). Clinical data also supports the use of LNP for delivery of mRNA for protein expression. LNPs have shown to have favorable tolerability in humans, with toxicities being dose-dependent, monitorable and reversible. Additionally, LNPs are chemically well-defined and have a completely synthetic route of manufacture, which permits greater scalability, product quality and controls. LNPs are tunable, do not exhibit cargo size limitations and can co-formulate different nucleic acid components, such as mRNA and gRNAs. There is no pre-existing immunity to the LNP or limiting de novo immunity after dosing, allowing for repeat dosing as required by the therapeutic approach. We are currently advancing our programs using our proprietary LNP delivery system, which uses a set of biodegradable, well-tolerated lipids, based on lipids originally developed by Novartis and in-licensed by us for use with all genome editing technologies, including CRISPR/Cas9 products. To date, we have successfully demonstrated well-tolerated in vivo editing in various animal models, including in mouse, rat and NHP livers, with a single dose of systemically delivered LNPs, and have moved into early stage human clinical trials using LNPs as the delivery mechanism.

We plan to continue to further improve on our LNP system to optimize delivery of a variety of CRISPR/Cas9 therapeutic components, including templates for repair and insertion edits. In parallel, we are exploring additional delivery vehicles, including synthetic particles and viral vectors. We also are developing delivery strategies that we believe will allow us to target other tissues.

Ex Vivo Delivery

Cellular therapies are based on the administration of engineered human cells that are modified to provide or restore necessary functions in the cells of patients, or to target and eliminate cells with harmful attributes, such as cancer cells. The cells to be modified ex vivo can come from the individual patient (autologous source) or from another individual (allogeneic source). The CRISPR/Cas9 system can be used to modify cells outside the body using clinically proven delivery methods, such as electroporation. We are exploring these standard methods in parallel with our own newly-developed proprietary ex vivo delivery methods, which may provide advantages such as increased delivery efficiency and cell viability.

Collaborations

To accelerate the development and commercialization of CRISPR/Cas9-based products in multiple therapeutic areas, we have formed, and intend to seek other opportunities to form, strategic alliances with collaborators who can augment our leadership in CRISPR/Cas9 therapeutic development.

Regeneron Pharmaceuticals, Inc. (“Regeneron”)

In April 2016, we entered into a license and collaboration agreement with Regeneron (the “2016 Regeneron Agreement”). The 2016 Regeneron Agreement has two principal components: (i) a product development component under which the parties will research, develop and commercialize CRISPR/Cas-based therapeutic products primarily focused on genome editing in the liver; and (ii) a technology collaboration component, pursuant to which the parties will engage in research and development activities aimed at discovering and developing novel technologies and improvements to CRISPR/Cas technology to enhance our genome editing platform. Under the 2016 Regeneron Agreement, we granted to Regeneron a license to our CRISPR/Cas9 platform technology, including a sublicense to certain platform rights licensed from Caribou Biosciences, Inc. (“Caribou”), that is exclusive with respect to each target selected and independently developed by Regeneron or co-exclusive with us with respect to targets that we co-develop. We may also access the Regeneron Genetics Center and proprietary mouse models to be provided by Regeneron for a limited number of our liver programs. Subject to certain conditions and obligations, we and Regeneron jointly own IP that we develop within the technology collaboration, including certain IP covering products arising from the collaboration.

On May 30, 2020, we entered into amendment no. 1 (the “2020 Regeneron Amendment”) to the 2016 Regeneron Agreement, pursuant to which we expanded the existing collaboration to co-develop potential products for the treatment of hemophilia A and hemophilia B. The collaboration expansion builds upon the jointly developed targeted transgene insertion capabilities designed to durably restore missing therapeutic protein, and to overcome the limitations of traditional gene therapy. The collaboration was extended until April 2024, at which point Regeneron has an option to renew for an additional two years. The 2020 Regeneron Amendment also grants Regeneron exclusive rights to develop products for five additional in vivo CRISPR/Cas-based therapeutic liver targets and non-exclusive rights to independently develop and commercialize up to 10 ex vivo gene edited products made using certain defined cell types. Refer to Note 9 to our consolidated financial statements of this Annual Report on Form 10-K for a detailed description of the terms related to the 2016 Regeneron Agreement and the 2020 Regeneron Amendment.

Novartis Institutes for BioMedical Research, Inc. (“Novartis”)

In December 2014, we entered into a license and collaboration agreement with Novartis (the “2014 Novartis Agreement”), primarily focused on the research of new ex vivo CRISPR/Cas9-edited therapies using CAR-T cells and HSCs. The agreement was amended in December 2018 to also include research on OSCs. In December 2019, per the terms of the 2014 Novartis Agreement, the research term ended, although the 2014 Novartis Agreement remains in effect. Under the 2014 Novartis Agreement, we granted to Novartis a license to our CRISPR/Cas9 platform technology, including a sublicense to certain platform rights licensed from Caribou, that is exclusive in the ex vivo HSC, CAR-T cell, and OSC fields with respect to each target selected by Novartis pursuant to the agreement and the research plan as long as Novartis continues to use commercially reasonable efforts to research, develop, and commercialize CRISPR-edited products directed to such targets. In addition, Novartis granted us a non-exclusive license to Novartis’ LNP platform technology to use in all genome editing applications in both in vivo and ex vivo settings. IP that we develop within the collaboration, including IP covering products arising from the collaboration, will be jointly owned by us and Novartis.

Novartis has selected various CAR-T cell, HSC and OSC targets for continued development and commercialization, for which we will be eligible to receive (i) up to $30.3 million in development milestones, including for the filing of an IND application and for the dosing of the first patient in each of Phase IIa, Phase IIb, and Phase III clinical trials, (ii) up to $50.0 million in regulatory milestones for the product’s first indication, including regulatory approvals in the U.S. and European Union (“EU”), (iii) up to $50.0 million in regulatory milestones for the product’s second indication, if any, including U.S. and EU regulatory approvals, (iv) royalties on net sales in the mid-single digits, and (v) net sales milestone payments of up to $100.0 million.

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

IRCCS Ospedale San Raffaele (“OSR”), Milan

In June 2017, we entered into a collaboration and license option agreement with Ospedale San Raffaele, Milan (the “OSR Agreement”). The research collaboration between the parties involves research related to novel WT1 TCRs, and modification of the same with CRISPR/Cas9 to treat cancers, particularly AML and solid tumors. We have the exclusive right to use the IP developed under the collaboration to develop therapeutic products. Discoveries from this collaboration are included in our first ex vivo product candidate directed to AML, which we refer to as NTLA-5001. The OSR Agreement also granted us an option to obtain an exclusive license to certain patent families of OSR and IP developed in the collaboration to research, develop and commercialize engineered WT1 TCR T cells comprising the WT1 TCRs identified by OSR in the collaboration. In December 2019, we exercised this option.

Under the OSR Agreement, we will owe OSR a royalty below 1% on net sales of licensed products sold by us and a share in the low- to mid-single digit percentage of  sublicense revenue that we receive if we sublicense our rights under the OSR Agreement to a third party. The research collaboration ends in June 2021, except that it may be extended by the parties. The OSR Agreement will continue until the date when no royalty or other payment obligations are due, unless earlier terminated in accordance with the terms of the agreement.

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

Our licensed patent portfolio encompasses foundational filings on the use of CRISPR/Cas9 systems for genome editing, improvement modifications of these CRISPR systems, LNP technologies, TCRs for specific targets, and cell expansion technology relevant to stem cell-based therapies. We access these patent estates from licensors, including Caribou, Novartis and OSR. We also actively apply for, maintain, and plan to defend and enforce, as needed, our internally developed and externally licensed patent rights. Furthermore, we continue to search for and evaluate opportunities to in-license IP relevant to our targeted therapeutic programs and platforms and to develop and acquire new IP in collaboration with third parties.

In addition to our in-licensed IP, our IP portfolio includes over 40 patent families filed since 2015 covering solely or jointly owned technologies that we have developed independently or through our collaborations with Novartis, Regeneron and OSR. The patent families claim inventions relating to CRISPR/Cas9 improvements, methods for delivering CRISPR/Cas9 complexes, methods of treating diseases using CRISPR/Cas9 genome editing, and methods for analyzing editing events, among others. Patents resulting from our internal portfolio, if issued, would expire no earlier than 2036.

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

The licensed Caribou patent portfolio includes several U.S. and foreign patents and patent applications owned or licensed by Caribou. Through January 30, 2018, Caribou had filed over 50 patent applications in the U.S. and internationally, which relate to the CRISPR/Cas platform, including modified and improved CRISPR/Cas9 systems or components, and methods of use that are part of our license. In addition, the licensed Caribou patent portfolio includes an exclusive sublicense in our field of use to the Regents of the University of California (“UC”) and University of Vienna’s (“Vienna”) rights in U.S. and foreign patent and patent applications covering the CRISPR/Cas9 technology, which they co-own with Dr. Emmanuelle Charpentier (collectively, the “UC/Vienna/Charpentier IP”). In July 2015, we exercised our option to include in the licensed Caribou patent portfolio the U.S. and foreign patent and patent applications owned or controlled by Pioneer Hi-Bred International (“Pioneer”) and its affiliates. We have the right to grant sublicenses to the licensed Caribou patent portfolio to third parties in our field of use. Caribou retains the right to practice the licensed IP in all other fields, including for its own specific therapeutic product candidates outside our field of use. The UC/Vienna/Charpentier IP and Pioneer IP, and our rights to the same, are further described below.

We have agreed to pay 30.0% of Caribou’s patent prosecution, filing and maintenance costs for the IP included in the license agreement, which has amounted to a total of $6.0 million incurred through December 31, 2020. Any patents that grant or have granted from these applications will expire in or after 2034, assuming payment of necessary maintenance fees. We also granted Caribou an exclusive, royalty-free, worldwide license, with the right to sublicense, to any CRISPR/Cas9 patents, patent applications and know-how in Caribou’s retained fields of use owned or developed by us between July 16, 2014 and January 30, 2018. Caribou, which is obligated to pay a portion of our patent filing, prosecution and maintenance costs for any such licensed IP, also has an option to sublicense any CRISPR/Cas9 IP in-licensed by us for uses and activities in its retained field of use.

The Caribou License terminates on the expiration of the last-to-expire patent right that is licensed to either party. We must use commercially reasonable and diligent efforts to research, develop, manufacture and commercialize at least one product covered by the licensed IP. Either party may terminate the agreement in the event of the other party’s uncured material breach, bankruptcy or insolvency-related events, or breach of its obligations with respect to the included in-licenses.

On October 17, 2018, we initiated an arbitration proceeding against Caribou asserting that Caribou violated the terms and conditions of the Caribou License, as well as other contractual and legal obligations to us, by using and seeking to license to third parties two patent families relating to specific structural or chemical modifications of gRNAs, that were invented or controlled by Caribou, in our exclusive human therapeutic field, before January 30, 2018. Caribou has asserted that the two families of IP are outside the scope of our license. In the arbitration, we seek a declaration that the disputed IP is included within the scope of our exclusive license, an award of compensatory, consequential and punitive damages based on Caribou’s conduct, and an injunction prohibiting Caribou from licensing or using this IP in our exclusive human therapeutics field, among other claims.

On September 26, 2019, we announced that the arbitration panel issued an interim award concluding that both the structural and chemical gRNA modification technologies were exclusively licensed to us by Caribou pursuant to the Caribou License. Nevertheless, the arbitration panel, solely with respect to the clinically modified gRNAs, stated that it will declare that Caribou has an equitable “leaseback”, which it described as exclusive, perpetual and worldwide (the “Caribou Award”). The Caribou Award does not include the structural guide modifications IP also at issue in the arbitration, any other IP exclusively licensed or sublicensed by Caribou to us under the Caribou License (including but not limited to the UC/Vienna/Charpentier IP), or any other of our IP. On February 6, 2020, the panel clarified that the Caribou Award is limited to a particular on-going Caribou program, which seeks to develop a CAR-T cell product directed at CD19. As instructed by the panel, the parties are negotiating the terms of the Caribou Award, including Caribou’s future payments to us. If the negotiations are unsuccessful, the Leaseback terms could be adjudicated in additional arbitration proceedings.

Upon, and subject to the terms of, a final award, which will follow further arbitration or legal proceedings and potential additional negotiations between the parties, Caribou could be able to use the modified gRNAs at issue for CAR-T cell human therapeutics directed at CD19. Either we or Caribou may challenge the arbitration panel’s decisions under limited circumstances.

Although the interim award has no effect on our rights or current programs nor on Caribou’s obligations under the Caribou License, the potential implications and impact the interim award may have cannot be predicted.

The Regents of the University of California and the University of Vienna Intellectual Property

The UC/Vienna/Charpentier IP covers methods of use and compositions relating to engineered CRISPR/Cas9 systems for, among other things, cleaving or editing DNA and altering gene product expression in various organisms, including humans. The earliest claimed priority date for the patents in the UC/Vienna/Charpentier IP is May 25, 2012. As of December 31, 2020, this family includes over 35 issued patents in the U.S. and over 30 granted patents outside the U.S., including for example the United Kingdom, Australia, China, Japan, Israel, Mexico and the approximately 40 countries that are members of the European Patent Convention. Applications continue to be prosecuted in the United States Patent and Trademark Office (“USPTO”) and other patent agencies across the world. Patents issued from this family will expire in or after 2033, if successfully maintained.

In April 2013, Caribou entered into an exclusive, worldwide license in all fields, with the right to sublicense, for this patent family with UC/Vienna solely under UC/Vienna ownership rights. Caribou’s license remains in effect for the life of the last-to-expire patent or last-to-be-abandoned patent application licensed, whichever is later. Through our license agreement with Caribou, we have an exclusive sublicense to UC/Vienna’s interest in this foundational CRISPR/Cas9 patent family for use in human therapeutics, except for anti-fungal and anti-microbial uses as defined in the license agreement as our field of use. For therapeutic products covered by this license and their companion diagnostics, we will owe mid-single-digit royalties on net sales. In addition, we may be subject to milestone payments of $0.1 million upon the first filing of an IND application, a total of $0.5 million for Phase II and Phase III clinical trials, $0.5 million to $1.0 million for each of the first three approved new drug applications or biologics license applications in the U.S., and $0.2 million for each of the first three approved indications in Europe. Caribou has the right to terminate its agreement with UC/Vienna at any time or the agreement may be terminated by UC/Vienna due to an uncured material breach. We cannot guarantee that Caribou will maintain the UC/Vienna license for its full term. Should the license between Caribou and UC/Vienna be terminated for any reason, any compliant Caribou sublicenses as of the termination date will remain in effect and will be assigned to UC/Vienna in place of Caribou. Specifically, if we are in compliance with our obligations under our sublicense and Caribou and UC/Vienna terminate their agreement, UC/Vienna would replace Caribou as our licensor.

On April 13, 2015, UC/Vienna/Charpentier jointly filed a request with the USPTO asking that an interference be declared between a UC/Vienna/Charpentier patent application and certain patents issued to the Broad Institute, Massachusetts Institute of Technology, and the President and Fellows of Harvard College (collectively, the “Broad Institute patent family” or the “Broad”), which claim aspects of CRISPR/Cas9 systems and methods to edit genes in eukaryotic cells, including human cells. An interference is an adversarial proceeding conducted by the USPTO’s Patent Trial and Appeal Board (the “PTAB”) to determine the initial inventor of a particular invention claimed in U.S. patents and patent applications owned by different parties. On January 11, 2016, the PTAB declared an interference involving one UC/Vienna/Charpentier application, 12 Broad issued patents and a Broad patent application. In the order declaring the interference, the PTAB designated UC/Vienna/Charpentier the “Senior Party” and the Broad the “Junior Party”. In March 2016, the PTAB re-declared the interference to add an additional U.S. patent application owned by the Broad. On February 15, 2017, the PTAB dismissed the proceeding finding that the parties’ respective patent claims involved in the interference were distinct such that they did not meet the legal requirement to proceed with the interference. Specifically, the PTAB concluded that the Broad’s claims were directed to the use of CRISPR/Cas9 only in eukaryotic cells and, thus were patently distinct from UC/Vienna/Charpentier’s claims, which were directed to the use of CRISPR/Cas9 in all settings. As a result of this proceeding’s dismissal, the PTAB did not make a decision regarding which party actually first invented the use of CRISPR/Cas9 systems and methods to edit genes in eukaryotic cells. After considering UC/Vienna/Charpentier’s appeal, on September 10, 2018, the U.S. Court of Appeals for the Federal Circuit affirmed the PTAB’s decision to terminate the interference proceeding. The time for UC/Vienna/Charpentier to ask for a rehearing by the Federal Circuit or permission from the U.S. Supreme Court to appeal has expired. Accordingly, the Federal Circuit returned the UC/Vienna/Charpentier patent application at issue in the terminated interference to the USPTO. On April 23, 2019, the USPTO issued to UC/Vienna/Charpentier the patent, which covers generally the use of the CRISPR/Cas9 technology using a single RNA guide in any setting, including cellular settings.

On June 25, 2019, the PTAB declared another interference between the UC/Vienna/Charpentier and the Broad, which specifically involves their respective eukaryotic patent families, to determine which research group first invented the use of the CRISPR/Cas9 technology in eukaryotic cells and, therefore, is entitled to the patents covering the invention. On August 26, 2019, the PTAB redeclared the interference to include additional UC/Vienna/Charpentier patent applications covering the invention that had also been found allowable by the USPTO. As of December 31, 2020, the interference involves 14 allowable patent applications from the UC/Vienna/Charpentier eukaryotic patent family and 13 patents and one patent application from the Broad Institute patent family.

On December 14, 2020, the PTAB declared an additional interference between the same 14 allowable patent applications in the UC/Vienna/Charpentier portfolio, and one patent application owned by ToolGen, Inc. (“ToolGen”), that also purports to cover the use of CRISPR/Cas9 for gene editing in eukaryotic cells.

If either the Broad or ToolGen were to succeed in their respective interference, the prevailing party or parties could seek to assert its issued patents against us based on our CRISPR/Cas9-based activities, including product commercialization. Defense of these claims, regardless of their merit, would involve substantial litigation expense, would be a substantial diversion of management and other employee resources from our business and may impact our reputation. In the event of a successful claim of infringement against us, we may have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, obtain one or more licenses from third parties, pay royalties or redesign our infringing products, which may not be feasible or require substantial time and monetary expenditure. In that event, we could be unable to further develop and commercialize our product candidates, which could harm our business significantly.

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

The licensed Pioneer portfolio includes a family of applications filed by Vilnius University that discloses the components of a CRISPR/Cas9 system required for gene editing in non-bacterial organisms. The USPTO has issued patents to Vilnius University with claims covering the in vitro assembly and use of a recombinant CRISPR/Cas9 complex to modify DNA. Patents obtained from this patent family will expire in or after 2033, assuming payment of necessary maintenance fees. We cannot ensure that these additional applications in this family will lead to issued claims that cover our products or activities.

Invention Management Agreement

On December 15, 2016, we entered into a Consent to Assignments, Licensing and Common Ownership and Invention Management Agreement (the “Invention Management Agreement”), with UC, Vienna, Dr. Charpentier, Caribou, CRISPR Therapeutics AG, ERS Genomics Ltd. and TRACR Hematology Ltd. Under the Invention Management Agreement, Dr. Charpentier retroactively consented to UC/Vienna’s CRISPR/Cas9 license to Caribou as well as Caribou’s sublicensing to Intellia certain of its rights to the UC/Vienna/Charpentier CRISPR/Cas9 IP, subject to the restrictions of our license from Caribou. Under the agreement, the parties commit to maintain and coordinate the prosecution, defense and enforcement of the CRISPR/Cas9 foundational patent portfolio worldwide, and each of the co-owners of the IP grants cross-consents to all existing and future licenses and sublicenses based on the rights of another co-owner. The Invention Management Agreement also includes retroactive approval by certain parties of certain prior assignments of interests in patent rights to other parties, and provides for, among other things, (i) good faith cooperation among the parties regarding patent maintenance, defense and prosecution, (ii) cost-sharing arrangements, and (iii) notice of and coordination in the event of third-party infringement of the subject patents. Unless earlier terminated by the parties, the Invention Management Agreement will continue in effect until the later of the last expiration date of the UC/Vienna/Charpentier patents underlying the CRISPR/Cas9 technology, or the date on which the last underlying patent application is abandoned.

Novartis In-Licensed Intellectual Property

The 2014 Novartis Agreement grants us worldwide, non-exclusive, royalty-free rights to a portfolio of 14 Novartis patent families containing granted patents and pending applications in the U.S. and internationally relating to LNP compositions, methods of use and modified nucleic acids. The license under the 2014 Novartis Agreement permits us to use the Novartis LNPs to develop therapeutic, prophylactic, and palliative CRISPR-based in vivo products. Under a December 2018 amendment to the 2014 Novartis Agreement, we obtained rights to use these LNPs both in vivo and ex vivo for any genome editing product. The licensed patent will expire by or after December 2030. The term of the license continues until the expiration of the last-to-expire patent right that is licensed to either party. If we attempt to challenge any of the patents in the licensed families, Novartis may terminate the license on a patent-by-patent basis. We cannot guarantee that our products or delivery methods will be covered by issued claims in these families.

In addition, under the 2014 Novartis Agreement, Novartis has also granted us rights to use its proprietary small molecule for HSC expansion. Our rights to this technology are subject to a single-digit royalty based on whether we develop and commercialize the relevant product solely or in collaboration with another third party.

Under the 2014 Novartis Agreement, any platform IP developed as part of the collaboration is owned solely by us, while all other IP developed within the collaboration, including product-based IP, is jointly owned by us and Novartis. We cannot guarantee that IP filed based on collaboration data will result in issued claims covering our products or delivery methods. Under our agreement with Novartis, as amended, we have also granted Novartis a sublicense to the IP we license under our agreement with Caribou for the Novartis-selected HSC, CAR-T and OSC products, with such sublicense being exclusive as long as Novartis uses commercially reasonable efforts to develop and commercialize those products. For more information regarding our licenses, see the section above entitled “Collaborations - IRCCS Ospedale San Raffaele (“OSR”), Milan.”

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

Our platform and product focus is on the development of therapies using CRISPR/Cas9 gene-editing technology. Genome editing companies focused on CRISPR based technologies include: Beam Therapeutics Inc., Caribou Biosciences, Inc., CRISPR Therapeutics, Inc., Editas Medicine, Inc. and ToolGen, Inc.

There are also companies developing therapies using additional gene-editing technologies, which include Allogene Therapeutics, Inc., bluebird bio, Inc., Cellectis S.A., Precision Biosciences, Inc., Sangamo Therapeutics, Inc., Homology Medicines, Inc. and Poseida Therapeutics, Inc.

We are also aware of companies developing therapies in various areas related to our specific research and development programs. In immuno-oncology, these companies include Allogene Therapeutics, Inc., Precision BioSciences, Inc., CRISPR Therapeutics, Inc., Cellectis S.A. and Editas Medicine, Inc. In in vivo, these companies include Editas Medicine, CRISPR Therapeutics, Inc., Locus Biosciences, Inc., Excision Biotherapeutics, Inc. and Precision Biosciences, Inc.

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

Within the FDA, the Center for Biologics Evaluation and Research (“CBER”) regulates biological products, including gene and cell therapies. CBER’s Office of Tissues and Advanced Therapies (“OTAT”) is responsible for oversight of gene therapy and related products, and the Cellular, Tissue and Gene Therapies Advisory Committee (“CTGTAC”) advises CBER on its reviews. Human gene therapy products are defined as all products that mediate their effects by transcription or translation of transferred genetic material or by specifically altering host (human) genetic sequences. Some examples of gene therapy products include nucleic acids, genetically modified microorganisms (e.g., viruses, bacteria, fungi), engineered site-specific nucleases used for human genome editing, and ex vivo genetically modified human cells. FDA has published guidance documents related to, among other things, gene therapy products in general and their preclinical assessment, potency or other quality testing, and chemistry, manufacturing and control information in gene therapy INDs, and long-term adverse event monitoring of clinical trial subjects; all of which are intended to facilitate industry’s development of these products. More recently and as part of the implementation of the 21st Century Cures Act, FDA has issued a number of guidances pertaining to Regenerative Medicine Advanced Therapies, which are defined as including cell therapy, therapeutic tissue engineering products, human cell and tissue products and combination products using any such therapies or products. Additionally, gene therapies, including genetically modified cells, that lead to a durable modification of cells or tissues may meet the definition of a regenerative medicine therapy. A number of guidances have been revised to reflect the growing knowledge and incorporation of newer technology, including certain considerations for genome editing. A small, but growing number of gene therapy products have been approved by regulatory agencies. In 2012, the EMA authorized the marketing of the first gene therapy product approved by regulatory authorities anywhere in the Western world. And in the U.S., in 2017, the FDA approved the first two cell-based, gene therapy products as well as a gene therapy product. Additional gene therapies have been approved in the U.S. since then.

U.S. Gene and Cell Therapy Products Development Process

The FDA approves biologics, including gene and cellular therapy products, through the Biologics License Application (“BLA”) process before they may be legally marketed in the U.S. This process generally involves the following:

•

completion of extensive nonclinical, sometimes referred to as preclinical laboratory tests, and preclinical animal studies and formulation studies in accordance with applicable regulations, including good laboratory practice (“GLP”) and applicable requirements for the humane use of laboratory animals;

•	submission to the FDA of an IND application, which must become effective before human clinical trials may begin;
•

performance of adequate and well-controlled human clinical trials, according to the FDA’s regulations commonly referred to as good clinical practice (“GCP”) and any additional requirements for the protection of human research subjects and their health information, to establish the safety and efficacy of the proposed product for its intended use;

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

Before testing any drug or biological product candidate, including gene and cellular therapy product candidates, in humans, the product candidate is evaluated through preclinical testing. Preclinical tests, also referred to as nonclinical studies, include laboratory evaluations of product chemistry, toxicity and formulation, as well as animal studies to assess the potential safety and activity of the product candidate. The conduct of the preclinical tests must comply with federal regulations and requirements, including GLP.

The clinical trial sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature, and a proposed clinical protocol, to the FDA as part of the IND. Some preclinical testing may continue even after the IND is submitted. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA places the clinical trial on a clinical hold within that 30-day time period. In such a case, the clinical trial sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. The FDA may also impose clinical holds on a biological product candidate at any time before or during clinical trials due to, among other reasons, safety concerns or non-compliance with regulatory requirements. If the FDA imposes a clinical hold, trials may not proceed without FDA authorization and then only under authorized terms. Accordingly, we cannot be sure that submission of an IND will result in the FDA allowing clinical trials to begin, or that, once begun, issues will not arise that result in the suspension or termination of such trials.

Clinical trials involve the administration of the product candidate to healthy volunteers or patients under the supervision of qualified investigators, generally physicians not employed by or under the study sponsor’s control. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, dosing procedures, subject selection and exclusion criteria, and the parameters to be used to monitor subject safety, including stopping rules that assure a clinical trial will be stopped if certain adverse events should occur. Each protocol and its amendments must be submitted to the FDA as part of the IND. Clinical trials must be conducted and monitored in accordance with the FDA’s regulations comprising the GCP requirements, including the requirement that all research subjects provide informed consent. Further, each clinical trial must be reviewed and approved by an independent institutional review board (“IRB”) at or servicing each institution at which the clinical trial will be conducted. An IRB is charged with protecting the welfare and rights of study participants and considers such items as whether the risks to individuals participating in the clinical trials are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the form and content of the informed consent that must be signed by each clinical trial subject or his or her legal representative and must monitor the clinical trial until completed. Certain clinical trials also must be reviewed by an institutional biosafety committee (“IBC”), a local institutional committee that reviews all forms of research conducted at that institution involving recombinant or synthetic nucleic acid molecules. The IBC assesses the safety of the research and identifies any potential risk to public health or the environment and ensures that all research is conducted in compliance with National Institutes of Health (“NIH”) Guidelines for Research Involving Recombinant DNA Molecules.

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

•

Phase III. Clinical trials are undertaken to further evaluate dosage, clinical efficacy, potency (for BLA products), and safety in an expanded patient population at dispersed clinical trial sites. These clinical trials are intended to establish the overall risk/benefit ratio of the product, including as compared to current standard treatments, and provide an adequate basis for product approval and labeling.

Post-approval clinical trials, sometimes referred to as Phase IV clinical trials, may be conducted after initial marketing approval. These clinical trials are used to gain additional evidence about the treatment of patients in the intended therapeutic indication, particularly for long-term safety follow-up. The FDA typically advises that sponsors observe subjects for potential gene therapy-related delayed adverse events for up to a 15-year period, including a minimum of five years of annual examinations followed by ten years of annual queries, either in person or by questionnaire.

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

Human therapeutic products based on genome editing technology are a new category of therapeutics. Because this is a relatively new and expanding area of novel therapeutic interventions, there can be no assurance as to the length of the study period, the number of patients the FDA will require to be enrolled in the trials in order to establish the safety, purity and potency for human gene editing therapeutics, or that the data generated in these trials will be acceptable to the FDA to support marketing approval.

Concurrent with clinical trials, companies usually complete additional animal trials and must also develop additional information about the physical characteristics of the product candidate, as well as finalize a process for manufacturing the product in commercial quantities in accordance with cGMP, and in certain cases, cGTP, requirements. To help reduce the risk of the introduction of adventitious agents with use of biological products, the PHS Act emphasizes the importance of manufacturing control for products whose attributes cannot be precisely defined. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, the sponsor must develop methods for testing the identity, strength, quality, potency and purity of the final product to support a BLA. Additionally, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life.

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

One of the performance goals agreed to by the FDA under the PDUFA VI (Fiscal Years 2018-2022) is to review 90% of BLAs in 10 months from the 60-day filing date, and 90% of priority BLAs in six months from the 60-day filing date, whereupon a review decision is to be made. The FDA does not always meet its PDUFA goal dates for standard and priority BLAs, and its review goals are subject to change with PDUFA reauthorization. The review process and the PDUFA goal date may be extended by three months if the FDA requests or the BLA sponsor otherwise provides additional information or clarification regarding information already provided in the submission, also known as a Major Amendment, within the last three months before the PDUFA goal date.

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

In the event we decide to conduct clinical trials or enroll subjects in our future clinical trials, we may be subject to additional privacy restrictions. As of May 25, 2018, the General Data Protection Regulation (“GDPR”) regulates the collection, use, storage, disclosure, transfer or other processing of personal data, including personal health data, in the EU. The GDPR covers any business, regardless of its location, that provides goods or services to residents in the EU and, thus, could incorporate our activities in EU member states. The GDPR imposes strict requirements on controllers and processors of personal data, including special protections for “sensitive information,” which includes health and genetic information of individuals residing in the EU, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party processors. GDPR grants individuals the opportunity to object to the processing of their personal information, allows them to request deletion of personal information in certain circumstances, and provides the individual with an express right to seek legal remedies in the event the individual believes his or her rights have been violated. Further, the GDPR imposes strict rules on the transfer of personal data out of the EU to regions that have not been deemed to offer “adequate” privacy protections, such as the U.S. currently. Failure to comply with the requirements of the GDPR and the related national data protection laws of the EU member states, which may deviate slightly from the GDPR, may result in warning letters, mandatory audits and financial penalties, including fines of up to 4% of annual global revenues, or €20,000,000, whichever is greater. As a result of the implementation of the GDPR, we may be required to put in place additional mechanisms ensuring compliance with the new data protection rules, including as implemented by individual countries. Further, the U.K.’s exit from the EU, often referred to as Brexit, has created uncertainty with regard to data protection regulation in the U.K. In particular, it is unclear how data transfers to and from the U.K. will be regulated, and what other aspects of EU privacy laws will be adopted, rejected or modified by the U.K. Additionally, California recently enacted the California Consumer Privacy Act (“CCPA”), which creates new individual privacy rights for California consumers (as defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA will require covered companies to provide new disclosure to consumers about such companies’ data collection, use and sharing practices, provide such consumers new ways to opt-out of certain sales or transfers of personal information, and provide consumers with additional causes of action. The CCPA went into effect on January 1, 2020, and the California Attorney General could commence enforcement actions for violations beginning July 1, 2020. The California Attorney General’s CCPA regulations went into effect on August 14, 2020, and their application may further impact our business activities. The uncertainty surrounding the application of CCPA and its regulations exemplifies the vulnerability of our business to the evolving regulatory environment related to personal data and protected health information.

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

Regulation in the European Union

In the European Union, medicinal products, including advanced therapy medicinal products (“ATMP”s), are subject to extensive pre- and post-market regulation by regulatory authorities at both the EU and national levels. ATMPs comprise gene therapy products, somatic cell therapy products and tissue engineered products, which are cells or tissues that have undergone substantial manipulation and that are administered to human beings in order to regenerate, repair or replace a human tissue. We anticipate that our gene therapy development products would be regulated as ATMPs in the EU.

To obtain regulatory approval of an investigational product under EU regulatory systems, we must submit a marketing authorization application (“MAA”). The application used to submit the BLA in the U.S. is similar to that required in the EU, with the exception of, among other things, region-specific document requirements. The EU also provides opportunities for market exclusivity. For example, in the EU, upon receiving marketing authorization, innovative medicinal products generally receive eight years of data exclusivity and an additional two years of market exclusivity. Data exclusivity prevents regulatory authorities in the EU from referencing the innovator’s data to assess a generic or biosimilar application during the eight-year period. During the additional two-year period of market exclusivity, a generic or biosimilar marketing authorization can be submitted, and the innovator’s data may be referenced, but no generic or biosimilar product can be marketed until the expiration of the market exclusivity period. However, there is no guarantee that a product will be considered by the EU’s regulatory authorities to be an innovative medicinal product, and products may therefore not qualify for data exclusivity. Products with an orphan designation in the EU will, upon the grant of a marketing authorization for an orphan product, receive ten years of market exclusivity, during which time no “similar medicinal product” for the same indication may be placed on the market. A “similar medicinal product” is defined as a medicinal product containing a similar active substance or substances as contained in an authorized orphan medicinal product, and which is intended for the same therapeutic indication. An orphan product can also obtain an additional two years of market exclusivity in the EU where an agreed Pediatric Investigation Plan (“PIP”) for pediatric studies has been complied with. No extension to any supplementary protection certificate can be granted on the basis of pediatric studies for orphan indications.

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

Pediatric development

In the EU, companies developing a new medicinal product must agree upon a PIP with the European Medicines Agency (“EMA”), and must conduct pediatric clinical trials in accordance with that PIP, unless a waiver applies, (e.g., because the relevant disease or condition occurs only in adults). The MAA for the product must include the results of pediatric clinical trials conducted in accordance with the PIP, unless a waiver applies, or a deferral has been granted, in which case the pediatric clinical trials must be completed at a later date. Products that are granted a marketing authorization on the basis of the pediatric clinical trials conducted in accordance with the PIP are eligible for a six month extension of the protection under a supplementary protection certificate (if any is in effect at the time of approval) or, in the case of orphan medicinal products, a two year extension of the orphan market exclusivity. This pediatric reward is subject to specific conditions and is not automatically available when data in compliance with the PIP are developed and submitted.

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

Other Government Regulation

In addition to the healthcare laws and regulations in the U.S. and EU discussed above, we may be subject to a variety of regulations in these and other jurisdictions governing, among other things, animal research, clinical studies, manufacture, marketing approval, and any commercial sales and distribution of biological products. Because biologically sourced raw materials are subject to unique contamination risks, their use may be restricted in some countries. In addition, in 2020 we were subject to evolving local and state regulations relating to the coronavirus disease-19 (“COVID-19”) pandemic. These regulations may continue to change, and we may be required to change our operations and business conduct in response to these changes.

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

Third‑party and government payors consistently seek to reduce reimbursements for medical products and services. Additionally, the containment of healthcare costs is a priority of federal and state governments, and the prices of drugs have been a focus in this effort. The U.S. government, state legislatures and foreign governments have shown significant interest in implementing cost‑containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic products. Adoption of price controls and cost‑containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit our net revenue and results. Decreases in third‑party reimbursement for our products or a decision by a third‑party payor to not cover our products could reduce physician usage of the products and have a material adverse effect on our sales, results of operations and financial condition.

Government payment for some of the costs of prescription drugs may increase demand for products for which we receive marketing approval. However, any negotiated prices for our products covered by a Part D prescription drug plan will likely be lower than the prices we might otherwise obtain. Moreover, while the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (“MMA”) applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own payment rates. Any reduction in payment that results from the MMA may result in a similar reduction in payments from non‑governmental payors.

The American Recovery and Reinvestment Act of 2009 provides funding for the federal government to compare the effectiveness of different treatments for the same illness. The plan for the research was published in 2012 by the Department of Health and Human Services, the Agency for Healthcare Research and Quality and the National Institutes for Health, and periodic reports on the status of the research and related expenditures are made to Congress.

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

Human Capital

We believe the success of Intellia’s mission largely depends on our ability to attract and retain highly skilled employees. We believe programs that foster company engagement, diversity, equity and inclusion, growth and development while providing competitive compensation and benefits will attract a diverse population of employees who will bring innovative ideas and creative solutions that will enable the achievement of our goals.

Company Communications and Engagement. More than 25% of our employees actively participate in our Cultural Ambassador program, fostering a grassroots approach to engagement with support and guidance from our executive leadership team. Our Cultural Ambassador programs focus on the following: diversity, equity and inclusion, continuous learning, wellness and sustainability, social events, community outreach, and Intellia values and engagement.

Diversity, Equity and Inclusion. As we continue to grow as an organization, we remain dedicated to championing a culture that celebrates diversity and fosters a collaboration inside the organization. We are committed to increasing representation of under-represented populations at Intellia, particularly in leadership roles. Our team of Senior and Executive Vice Presidents is 50% female and 50% are ethnically diverse. Overall, as of February 19, 2021, our employee population consists of 56% women and 44% men.

Compensation and Benefits, Health and Wellness. We offer competitive benefits, including competitive salaries, excellent health insurance, and a 401K match. We are committed to pay equity, regardless of gender, race/ethnicity, or sexual orientation and conduct comprehensive pay equity analyses on a semi-annual basis. Since the onset of the COVID-19 pandemic, we have taken additional steps to support our employees in managing their work and personal responsibilities, with a focus on employee wellbeing.

Growth and Development. Investing in our employees’ career growth is an important priority at Intellia. We aim to provide a wide range of on-the-job development opportunities, as well as in-person, virtual, and off-site training seminars. Of particular importance is fostering of leaders with our “Manager Bootcamp” series, which aims to refine the leadership and managerial skills of our managers.

Conduct and Ethics. We believe it is imperative that the board of directors and senior management strongly support a no-tolerance stance for workplace harassment, biases and unethical behavior. All employees, including senior management, are required to abide by, review and confirm compliance to the company’s Code of Business Conduct and Ethics Policy and other internal policies that outline our high expectations.

Employees

As of February 19, 2021, we had 312 full-time employees, 239 of whom were primarily engaged in research and development activities and approximately 99 of whom have an M.D. or Ph. D. degree.

Our Corporate Information

We were incorporated under the laws of the state of Delaware in May 2014 under the name AZRN, Inc. Our principal executive offices are located at 40 Erie Street, Suite 130, Cambridge, Massachusetts 02139. Our telephone number is (857) 285-6200, and our website is located at www.intelliatx.com. References to our website are inactive textual references only and the content of our website should not be deemed incorporated by reference into this Annual Report on Form 10-K.

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

Investing in our common stock involves a high degree of risk. Careful consideration should be given to the following risk factors, in addition to the other information set forth in this Annual Report on Form 10-K for the year ended December 31, 2020 and in other documents that we file with the SEC, in evaluating us and our business. If any of the following risks and uncertainties actually occurs, our business, prospects, financial condition and results of operations could be materially and adversely affected. The risks described below are not intended to be exhaustive and are not the only risks facing us. New risk factors can emerge from time to time, and it is not possible to predict the impact that any factor or combination of factors may have on our business, prospects, financial condition and results of operations.

Risks Related to Our Business

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

We are focused on developing curative medicines utilizing the CRISPR/Cas9 genome editing technology, including in vivo therapies and engineered cell therapies. Although there have been significant advances in recent years in the fields of gene therapy and genome editing, in vivo CRISPR-based genome editing technologies are relatively new and their therapeutic utility is largely unproven. Our approach to developing therapies centers on using the CRISPR/Cas9 technology to alter, introduce or remove genetic information in vivo to treat various disorders, or to engineer human cells ex vivo to create therapeutic cells that can be introduced into the human body to address the underlying disease.

Successful development of products by us will require solving a number of issues, including developing or obtaining technologies to safely deliver a therapeutic agent into target cells within the human body or engineer human cells while outside of the body such that the modified cells can have a therapeutic effect when delivered to the patient, optimizing the efficacy and specificity of such products, and ensuring and demonstrating the therapeutic selectivity, efficacy, potency, purity and safety of such products. There can be no assurance we will be successful in solving any or all of these issues. Indeed, no genome editing in vivo therapy or genome-edited engineered cell therapy has been approved in the United States (“U.S.”), European Union (“EU”) countries or other key jurisdictions. With regards to CRISPR/Cas9-based therapies specifically, we are beginning to clinically test our potential in vivo therapy candidates and have not obtained clearance to start clinical testing of our engineered therapy candidates. Further, we are unaware of any clinical trials validating safety and efficacy having been completed by any third parties. Accordingly, the potential to successfully obtain approval for any of our CRISPR/Cas9 therapies remains unproven.

Our future success also is highly dependent on the successful development of CRISPR-based genome editing technologies, cellular delivery methods and therapeutic applications for the indications on which we have focused our on-going research and development efforts. We may decide to alter or abandon these programs as new data become available and we gain experience in developing CRISPR/Cas9-based therapeutics. We cannot be sure that our CRISPR/Cas9 efforts and technologies will yield satisfactory products that are safe and effective, sufficiently pure or potent, manufacturable, scalable or profitable in our selected indications or any other indication we pursue. We cannot guarantee that progress or success in developing any particular CRISPR/Cas9 therapeutic product will translate to other CRISPR/Cas9 products.

Public perception and related media coverage of potential therapy-related efficacy or safety issues, including adoption of new therapeutics or novel approaches to treatment, as well as ethical concerns related specifically to genome editing and CRISPR/Cas9, may adversely influence the willingness of subjects to participate in clinical trials, or if any therapeutic is approved, of physicians and patients to accept these novel and personalized treatments. Physicians, health care providers and third-party payors often are slow to adopt new products, technologies and treatment practices, particularly those that may also require additional upfront costs and training. Physicians may not be willing to undergo training to adopt these novel and potentially personalized therapies, may decide the particular therapy is too complex or potentially risky to adopt without appropriate training, and may choose not to administer the therapy. Further, due to health conditions, genetic profile or other reasons, certain patients may not be candidates for the therapies. In addition, responses by federal and state agencies, congressional committees and foreign governments to negative public perception, ethical concerns or financial considerations may result in new legislation, regulations, or medical standards that could limit our ability to develop or commercialize any product candidates, obtain or maintain regulatory approval or otherwise achieve profitability. New government requirements may be established that could delay or prevent regulatory approval of our product candidates under development. It is impossible to predict whether legislative changes will be enacted, regulations, policies or guidance changed, or interpretations by agencies or courts changed, or what the impact of such changes, if any, may be. Based on these and other factors, health care providers and payors may decide that the benefits of these new therapies do not or will not outweigh their costs.

Clinical development involves a lengthy and expensive process, with an uncertain outcome. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of any product candidates.

All of our lead programs are still in the discovery, preclinical or early clinical stage. Our current and future product candidates will require preclinical and clinical activities and studies, regulatory review and approval in each jurisdiction in which we intend to market the products, substantial investment, establishing manufacturing capabilities, access to sufficient commercial manufacturing capacity and significant marketing efforts before we can generate any revenue from product sales. Before obtaining marketing approval from regulatory authorities for the sale of a product candidate, we must conduct extensive clinical trials to demonstrate the safety, potency and efficacy of the product in humans. It is impossible to predict when or if any of our programs will prove effective and safe in humans or will receive regulatory approval. Preclinical and clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. We may be unable to establish clinical endpoints that regulatory authorities consider clinically meaningful, and a clinical trial can fail at any stage. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain approval of their products.

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

Because these are new therapeutic approaches, discovering, developing, manufacturing and commercializing our product candidates subject us to a number of challenges or delays in completing our preclinical studies and initiating or completing clinical trials. We also may experience numerous unforeseen events during, or as a result of, any future clinical trials that we could conduct, which could delay or prevent our ability to receive marketing approval or commercialize our product candidates, including:

•

challenges in obtaining regulatory clearance or approval to commence clinical trials in the U.S. from the FDA through an investigational new drug application (“IND”) or from other national regulatory agencies outside the U.S., such as the U.K.’s Medicines and Healthcare products Regulatory Agency (“MHRA”), through corresponding applications, such as a Clinical Trial Application (“CTA”), a Clinical Trial Notification or a Clinical Trial Exemption, because these agencies have very limited or no experience with the clinical development of CRISPR/Cas9 therapeutics, which may require additional significant testing or data compared to more traditional therapies;

•	successfully developing processes for the safe administration of these products, including long-term follow-up for patients who receive treatment with any of our product candidates;
•	regulators, institutional review boards (“IRBs”) or ethics committees may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial;
•	inability to reach, or delays in reaching, agreement on acceptable terms with trial sites and contract research organizations (“CROs”);
•

clinical trials of any product candidates may fail to show safety or efficacy, or could produce negative or inconclusive results, which could result in having to conduct additional preclinical studies or clinical trials or terminating the product development programs;

•

we may not be able to initiate or complete clinical trials of a product candidate if the required number of subjects is larger than we anticipated, the number of subjects willing to enroll is smaller than required, the pace of enrollment is slower than anticipated, or subjects drop out or fail to return for post-treatment follow-up at a higher rate than we anticipated;

•	we may need to educate medical personnel, including clinical investigators, and patients regarding the potential benefits and side effect profile of each of our product candidates;
•	regulatory agencies may require us to perform more extensive or lengthier clinical testing compared to existing therapeutic modalities;
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

•

we may face challenges in sourcing clinical and, if approved, commercial supplies for the materials used to manufacture and process our product candidates, which may include importing or exporting materials between different jurisdictions;

•

our product candidates may have undesirable side effects or other unexpected characteristics, causing us or our investigators, regulators, IRBs or ethics committees to suspend or terminate the trials, or reports may arise from preclinical or clinical testing of other gene therapies or genome editing-based therapies that raise safety or efficacy concerns about our product candidates;

•

the FDA or other regulatory authorities may require us to submit additional data, such as long-term toxicology studies, or impose other requirements before permitting us to initiate or rely on a clinical trial;

•	we may be unable to develop a manufacturing process and distribution network with a cost of goods that allows for an attractive return on investment;
•	we may face challenges in establishing sales and marketing capabilities in anticipation of, and after obtaining, any regulatory approval to gain market authorization; and
•

we may not ultimately obtain regulatory approval for a BLA, or corresponding applications outside the U.S., such as a Marketing Authorization Application (“MAA”) from the U.K. and other similar regulatory authorities, such as the European Medicines Agency (“EMA”), which may have very limited or no experience with the clinical development of CRISPR/Cas9 therapeutics.

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

To date, human clinical trials utilizing either in vivo or ex vivo CRISPR/Cas9-based therapeutics, including our clinical trial for NTLA-2001 for transthyretin amyloidosis (“ATTR”), are still at an early stage. There is no certainty that the FDA or other similar agencies will continue to apply to all our CRISPR/Cas9 product candidates the same regulatory pathway and requirements it is applying to other in vivo therapies or ex vivo engineered therapeutics. In addition, if any product candidates encounter safety or efficacy problems, development delays, regulatory issues or other problems, our development plans and business could be significantly harmed. Further, competitors that are developing in vivo or ex vivo products with similar technology may experience problems with their product candidates or programs that could in turn cause us to identify problems with our product candidates and programs that would potentially harm our business.

Negative public opinion and increased regulatory scrutiny of CRISPR/Cas9 use, genome editing or gene therapy generally may damage public perception of the safety of any product candidates that we develop and adversely affect our ability to conduct our business or obtain regulatory approvals for such product candidates.

Gene therapy in general, and genome editing in particular, remain novel technologies, with only a limited number of gene therapy products approved to date in the U.S. and EU. Public perception may be influenced by claims that gene therapy or genome editing, including the use of CRISPR/Cas9, is unsafe or unethical, or carries an undue risk of side effects, such as improper modification of a gene sequence in a patient’s chromosome that could lead to cancer, and gene therapy or genome editing may not gain the acceptance of the public or the medical community. In particular, our success will depend upon physicians who specialize in the treatment of diseases targeted by our product candidates prescribing treatments that involve the use of our product candidates in lieu of, or in addition to, existing treatments with which they are more familiar and for which greater clinical data may be available. In addition, responses by the U.S., state or foreign governments to negative public perception or ethical concerns may result in new legislation or regulations that could limit our ability to develop or commercialize any product candidates, obtain or maintain regulatory approval or otherwise achieve profitability. More restrictive statutory regimes, government regulations or negative public opinion could have an adverse effect on our business, financial condition and results of operations and prospects, and may delay or impair the development and commercialization of our product candidates or demand for any products we may develop. For example, certain gene therapy trials led to several well-publicized adverse events, including cases of leukemia and death. Serious adverse events, such as these, in our clinical trials, or other clinical trials involving gene therapy or genome editing products or our competitors’ products, even if not ultimately attributable to the relevant product candidates, and the resulting publicity could result in increased government regulation, unfavorable public perception, potential regulatory delays in the testing or approval of our product candidates, stricter labeling requirements for those product candidates that are approved and a decrease in demand for any such product candidate. In addition, the use of the technology by third parties in areas that are not being pursued by us, such as for targeting and editing of embryonic cells, could adversely impact public and governmental perceptions regarding the ethics and risks of the CRISPR/Cas9 technology and lead to social or legal changes that could limit our ability to apply the technology to develop human therapies addressing disease. For example, reports of the use of CRISPR/Cas9 in China and Russia to edit embryos in utero have generated and may continue to create negative public perception about the use of the technology in humans. Negative public and governmental perception of the technology, or additional governmental regulation of our technologies, could also adversely affect our stock price or our ability to enter into revenue generating collaborations or obtain additional funding from the public markets.

Risks Related to Commercialization

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

Factors that may inhibit our efforts to commercialize our product candidates include:

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

If we enter into arrangements with third parties to perform sales, marketing and distribution services, we would likely have lower product revenue or profitability than if we ourselves were to market and sell our product candidates. In addition, we may be unable to enter into sales and marketing arrangements with third parties, or into arrangements with terms that are favorable to us. We likely will have little control over such third parties and any of them may fail to devote the necessary resources and attention to sell and market our product candidates effectively. If we do not establish sales, marketing and distribution capabilities successfully, either on our own or through third parties, we may not be successful in commercializing our product candidates, and our business, results of operations, financial condition and prospects will be materially adversely affected.

Risks Related to Competition

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

Competitors in our efforts to provide genetic therapies to patients can be grouped into at least three sets based on their product discovery platforms:

Our platform and product focus is on the development of therapies using CRISPR/Cas9 gene-editing technology. Genome editing companies focused on CRISPR based technologies include: Beam Therapeutics Inc., Caribou Biosciences, Inc., CRISPR Therapeutics, Inc., Editas Medicine, Inc. and ToolGen, Inc.

There are also companies developing therapies using additional gene-editing technologies, which include Allogene Therapeutics, Inc., bluebird bio, Inc., Cellectis S.A., Precision Biosciences, Inc., Sangamo Therapeutics, Inc., Homology Medicines, Inc. and Poseida Therapeutics, Inc.

We are also aware of companies developing therapies in various areas related to our specific research and development programs. In immuno-oncology, these companies include Allogene Therapeutics, Inc., Precision BioSciences, Inc., CRISPR Therapeutics, Inc., Cellectis S.A. and Editas Medicine, Inc. In in vivo, these companies include Editas Medicine, CRISPR Therapeutics, Inc., Locus Biosciences, Inc., Excision Biotherapeutics, Inc. and Precision Biosciences, Inc.

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

There is a high failure rate, as well as potential substantial and unanticipated delays, for product candidates progressing through preclinical and clinical studies. Even if we are able to successfully complete our ongoing and future preclinical and clinical activities and studies for any potential product candidate, we may not be able to replicate, or may have to engage in significant efforts and resource and time investments to replicate, any positive results from these or any other studies in any of our future preclinical and clinical trials, and they do not guarantee approval of any potential product candidate by the FDA or any other necessary regulatory authorities in a timely manner or at all. For more information regarding these risks, see also the above risk factor section entitled “Risks Related to Clinical Development”.

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

We are at an early stage of development and our technology and approach has not yet led, and may never lead, to the approval or commercialization of any of our product candidates, including NTLA-2001 for ATTR, or for other product candidates being deemed appropriate for clinical development and ultimately approval, including NTLA-2002 for HAE or NTLA-5001 for AML, by a regulatory agency. Even if we are successful in building our pipeline of product candidates, completing clinical development, establishing the necessary manufacturing processes and capabilities, obtaining regulatory approvals and commercializing product candidates will require substantial additional funding and are subject to the risks of failure inherent in therapeutic product development. Investment in biopharmaceutical product development involves significant risk that any potential product candidate will fail to demonstrate acceptable safety and efficacy profiles, gain regulatory approval, or become commercially viable.

We cannot provide any assurance that we will be able to successfully advance any of our product candidates, including NTLA-2001, NTLA-2002 or NTLA-5001, through the entire research and development process. Any of our other programs may show promise, yet fail to yield product candidates for clinical development or commercialization for many reasons. For more information regarding these risks, see the above risk factor section entitled “Risks Related to Clinical Development.”

Even if we obtain regulatory approval of any product candidates, such candidates may not gain market acceptance among physicians, patients, hospitals, third-party payors and others in the medical community.

The use of the CRISPR/Cas9 system to create genome editing-based therapies is a recent development and may not become broadly accepted by patients, health care providers, third-party payors and other stakeholders. A variety of factors will influence whether our product candidates are accepted in the market, including, for example:

•	the clinical indications for which our product candidates are approved;
•	the potential and perceived advantages of our product candidates over alternative treatments;
•	the incidence and severity of any side effects, including any unintended DNA changes;
•	product labeling or product insert requirements of the FDA or other regulatory authorities;
•	limitations or warnings contained in the labeling approved by the FDA or other regulatory authorities;
•	the timing of market introduction of our product candidates;
•	availability or existence of competitive products;
•	the cost of treatment in relation to alternative treatments;
•	the amount of upfront costs or training required for health care providers to administer our product candidates;
•	the availability of adequate coverage, reimbursement and pricing by government authorities and other third-party payors;
•	patients’ ability to access health care providers capable of delivering our product candidates;
•	patients’ willingness and ability to pay out-of-pocket in the absence of coverage and reimbursement by government authorities and other third-party payors;
•	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;
•	relative convenience and ease of administration, including as compared to alternative treatments and competitive therapies;

•	any restrictions on the use of our product candidates together with other medications;
•	interactions of our product candidates with other medicines patients are taking;
•	potential adverse events for any products developed, or negative interactions with regulatory agencies, by us or others in the gene therapy and genome editing fields; and
•	the effectiveness of our sales and marketing efforts and distribution support.

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

The success of our product candidates, if approved, depends on the availability of adequate coverage and reimbursement from third-party payors, including government agencies, private health insurers and health maintenance organizations. There is significant uncertainty related to the insurance coverage and reimbursement of any newly approved product, but in particular novel gene editing and engineered cell products. All the therapeutic indications approved by the relevant authorities may not be covered or reimbursed. In addition, we cannot be sure that coverage and reimbursement will be available for, or accurately estimate the potential revenue from, our product candidates because they are novel treatments for diseases using a new technology and delivery approaches.

In the U.S. and some other jurisdictions, patients generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. Adequate coverage and reimbursement from governmental healthcare programs, such as Medicare and Medicaid in the U.S., and commercial payors are critical to new product acceptance.

Government authorities and other third-party payors, such as private health insurers and health maintenance organizations, decide which drugs and treatments they will cover and the amount of reimbursement. In the U.S., the principal decisions about reimbursement for new medicines are typically made by the Centers for Medicare & Medicaid Services (“CMS”), an agency within the U.S. Department of Health and Human Services. CMS decides whether and to what extent a new medicine will be covered and reimbursed under Medicare, and private payors often follow CMS’ coverage decisions. Other jurisdictions have agencies, such as the National Institute for Health and Care Excellence (“NICE”) in the U.K., that evaluate the use and cost-effectiveness of therapies, which impact the utilization and price of the medicine in such jurisdiction.

In the U.S., no uniform policy of coverage and reimbursement for products exists among third-party payors. As a result, obtaining coverage and reimbursement approval of a product from a third-party payor is a time-consuming and costly process that could require us to provide supporting scientific, clinical and cost-effectiveness data for the use of our products to each potential payor, with no assurance that coverage and adequate reimbursement will be obtained from all or any of them. Even if we obtain coverage for a given product, the resulting reimbursement payment rates might be insufficient or may require co-payments that patients find unacceptably high, which may prevent us from achieving or sustaining profitability. Additionally, third-party payors may not cover, or provide adequate reimbursement for, long-term follow-up evaluations required following the use of our gene-modifying products.

In addition, each country in which we seek approval to market our product candidates has unique laws and market practices regulating coverage and reimbursement for human therapeutics. Market acceptance and sales of our products in each country will depend on our ability to meet each of these jurisdiction’s requirements for coverage and reimbursement. Further, changes to the country’s existing requirements may also affect our ability to commercialize our products in the future, or achieve profitability from their sale.

Legal, political and economic uncertainty surrounding the exit of the United Kingdom from the European Union is a source of instability and uncertainty.

The U.K.’s withdrawal from the EU, or Brexit, became effective on January 31, 2020. EU laws, including pharmaceutical laws, continued to apply in the U.K. during a transitional period, which ended on December 31, 2020. The U.K. and EU have signed a EU-U.K. Trade and Cooperation Agreement, which became provisionally applicable on January 1, 2021 and was ratified by the U.K. Parliament on December 30, 2020, but still needs to be ratified by the EU to become formally applicable. This agreement provides details on how some aspects of the U.K. and EU’s relationship regarding medicinal products will operate, particularly in relation to Good Manufacturing Practice, however there are still many uncertainties. Many of the regulations that now apply in the U.K. following the transition period (including financial laws and regulations, tax, intellectual property rights, data protection laws, supply chain logistics, environmental, health and safety laws and regulations, medicine approval and regulations, immigration laws and employment laws), will likely be amended in future as the U.K. determines its new approach, which may result in significant divergence from EU regulations. This lack of clarity on future U.K. laws and regulations and their interaction with the EU laws and regulations increases our regulatory burden of operating in and doing business with both the U.K. and the EU.

The long-term effects of Brexit will depend in part on how the EU-U.K. Trade and Cooperation Agreement, and any future agreements signed by the U.K. and the EU, take effect in practice. Such a withdrawal from the EU is unprecedented, and it is unclear how the restrictions on the U.K.’s access to the European single market for goods, capital, services and labor within the EU and the wider commercial, legal and regulatory environment, could impact our current and future operations and clinical activities in the U.K.

We may also face new regulatory costs and challenges that could have an adverse effect on our operations as a result of Brexit. Since the regulatory framework in the U.K. covering quality, safety and efficacy of medicinal products, clinical trials, marketing authorization, commercial sales and distribution of medicinal products is derived from EU directives and regulations, Brexit could materially impact the future regulatory regime with respect to the approval of any of our future product candidates in the U.K. For instance, the U.K. will now no longer be covered by the centralized procedure for obtaining European Economic Area (“EEA”)-wide marketing and manufacturing authorizations from the EMA for medicinal products and a separate process for authorization of drug products will be required in the U.K. For a period of two years from 1 January 2021, the MHRA may rely on a decision taken by the European Commission on the approval of a new marketing authorization in the centralized procedure, in order to more quickly grant a U.K. marketing authorization, however a separate application will still be required. Any delay in obtaining, or an inability to obtain, any regulatory approvals, as a result of Brexit or otherwise, would delay or prevent us from commercializing our current or future product candidates in the U.K. and could restrict our ability to generate revenue from that market.

We expect that, now the transition period has expired, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which EU laws to replicate or replace, including those related to the regulation of medicinal products. Any of these effects of Brexit, and others we cannot anticipate, could negatively impact our business and results of operations in the U.K.

The uncertainty concerning the U.K.’s legal, political and economic relationship with the EU following Brexit may also be a source of instability in the international markets, create significant currency fluctuations, and/or otherwise adversely affect trading agreements or similar cross-border co-operation arrangements (whether economic, tax, fiscal, legal, regulatory or otherwise).

We may be subject, directly or indirectly, to federal and state healthcare fraud and abuse laws, false claims laws, physician payment transparency laws, health information privacy and security laws and anti-corruption laws. If we are unable to comply, or have not fully complied, with such laws or their relevant foreign counterparts, we could face substantial penalties.

The sale, distribution and marketing of human therapeutics, as well as data privacy and the relationship with health care providers, are strictly regulated by laws in the US and most other jurisdictions in which we intend to seek approval for our product candidates. Failure to comply with these laws could impair our ability to properly sell our product candidates in particular jurisdictions and subject us to liability from private and governmental entities. In addition, addressing these diverse and sometimes contradictory requirements in myriad jurisdictions may necessitate that we expend significant resources on compliance efforts. Any failure to comply with these requirements may leave us exposed to possible enforcement actions and potential liability.

The laws that may affect our ability to operate include:

•

the federal Anti-Kickback Statute, which generally prohibits, among other things, knowingly and willfully soliciting, receiving, offering or paying any remuneration (including any kickback, bribe, or certain rebates) for referring an individual or inducing a transaction for which payment may be made under a federal healthcare program, such as the Medicare and Medicaid programs. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. Violators are subject to civil and criminal fines and penalties, as well as imprisonment and exclusion from government healthcare programs;

•

federal civil and criminal false claims laws, including the federal False Claims Act (“FCA”), which generally prohibit knowingly making false or fraudulent claims for payment or approval from the federal government, including Medicare, Medicaid and other government payors, or knowingly seeking to conceal, decrease or avoid an obligation to pay money to the federal government. Certain indirect acts, such as promoting products off-label, can be deemed FCA violations by a manufacturer even it did not submit the claim directly to the government payor. Further, under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “Affordable Care Act”, or “ACA”), a violation of the federal Anti-Kickback Statute may also constitute a false or fraudulent claim under the FCA. These laws impose criminal and civil penalties on violators. Private individuals may bring civil whistleblower or qui tam actions for alleged FCA violations on behalf of the federal government;

•

the U.S. federal physician payment transparency requirements, sometimes referred to as the “Physician Payments Sunshine Act,” created under the ACA, and their implementing regulations, which require manufacturers of certain products paid under Medicare, Medicaid or the Children’s Health Insurance Program, including biopharmaceutical products, to report information related to payments or other consideration made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other healthcare providers and teaching hospitals, as well as ownership and investment interests held by these healthcare providers and their immediate family members in the manufacturer. Failure to comply could result in civil monetary penalties. Effective January 1, 2022, the U.S. federal physician transparency reporting requirements will extend to include transfers of value made to certain non-physician providers such as physician assistants and nurse practitioners;

•

the Foreign Corrupt Practices Act (“FCPA”) and other laws, which generally prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. persons and entities to obtain or retain business. In the U.K., for example, the U.K. Bribery Act 2010 prohibits giving financial or other advantages to encourage persons to perform their functions improperly;

•

the Federal Food, Drug and Cosmetic Act, which prohibits the commercialization of adulterated or misbranded drugs, and the Public Health Service Act, which prohibits the commercialization of biological products without a biologics license;

•	analogous state and foreign legal requirements that:
▪

may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers, and may be broader in scope than their federal equivalents, such as state anti-kickback and false claims laws;

▪	require following the pharmaceutical industry’s voluntary compliance guidelines and the federal government’s relevant compliance guidance, or otherwise restrict payments to healthcare providers;
▪	require reporting information related to payments and other consideration to physicians and other healthcare providers or marketing expenditures; and
•	other national and local laws that govern the distribution and sale of pharmaceutical, including imposing requirements regarding licensing, record-keeping, storage and security requirements.

The scope and enforcement of each of these laws is not always certain and is subject to legislative, judicial or prosecutorial changes. Further, because of the breadth of these laws, it is possible that some of our business activities could be subject to challenge under one or more of such laws. Indeed, U.S. federal and state enforcement bodies have increasingly scrutinized healthcare companies and providers interactions, which has led to a number of investigations, prosecutions, convictions and settlements in the industry. Ensuring business arrangements comply with applicable laws, as well as responding to possible investigations by government authorities, can be time- and resource-consuming and can divert a company’s attention from its business.

The increasingly global nature of our business operations, including clinical development efforts, subjects us to domestic and foreign anti-bribery and anti-corruption laws and regulations, such as the FCPA and the U.K. Bribery Act. These activities create the risk of unauthorized payments or offers of payments that are prohibited under the FCPA, the U.K. Bribery Act or similar laws. It is our policy to implement safeguards to discourage these practices by our employees and agents. However, these safeguards may ultimately prove ineffective, and our employees, consultants, and agents may engage in conduct for which we might be held responsible. Violations of the FCPA may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition.

Further, the U.S. federal and state government, as well as other jurisdictions, have myriad laws regulating the collection, storage, distribution and use of data of employees, patients, agents, and others. These different laws governing the privacy and security of health and other personal information often differ from each other in significant ways and may not have the same effective requirements, thus complicating efforts to comply with their respective provisions. For example:

•

in the U.S., HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH”), imposes requirements relating to the privacy, security and transmission of individually identifiable health information on certain covered healthcare providers, health plans, and healthcare clearinghouses, and their respective business associates that perform services for them that involve the use or disclosure of such information. These laws impose civil and criminal monetary penalties, and give state attorneys general the authority to file civil actions for damages or injunctions, and attorney’s fees, in federal courts to enforce the laws;

•

the California Consumer Privacy Act (“CCPA”) requires covered companies to provide new disclosures to California consumers and afford such consumers new rights with respect to their personal information, including the rights to: request deletion of their information, receive the information on record for them, know what categories of information are being maintained about them, and opt-out of certain sales of their information. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches that result in the loss of personal information, which may increase the likelihood of, and risks associated with, data breach litigation. The CCPA became effective in January 2020 and enforceable in July 2020;

•	other U.S. states, such as Massachusetts, Nevada, Illinois and New York have enacted and/or are considering laws that impose stringent privacy and/or data security requirements; and

•

in the EU and EEA the collection and use of personal data is regulated by the General Data Protection Regulation (“GDPR”) and the members’ related data protection and privacy laws, and in the U.K. by its Data Protection Act 2018 and, as of January 1, 2021, the U.K. GDPR (such laws collectively being described as “European Data Protection Law”). Because the European Data Protection Law applies to any business that provides goods or services to individuals in the EU or U.K., it could apply to us. The European Data Protection Law imposes strict requirements, including special protections for “sensitive information,” which includes health and genetic information of individuals in the EU or the U.K.; expanded disclosures about the personal data use; information retention limitations; mandatory data breach notification requirements; and additional oversight obligations relating to third-parties retained to process the personal data. The European Data Protection Law grants or enhances the rights of individuals with respect to their personal data, including the rights to object to the processing of the data and request deletion of the same. It also has strict requirements on the transfer of personal data out of the EU or the U.K. to regions that have not been deemed to offer “adequate” privacy protections, such as the U.S. Failure to comply with the requirements of the European Data Protection Law may result in warning letters, mandatory audits, orders to cease/change the use of data, and financial penalties, including fines of up to 4% of global revenues, or 20,000,000 Euro, whichever is greater. Moreover, data subjects can seek damages for violations, and non-profit organizations can bring claims on behalf of data subjects.

The costs associated with ensuring compliance with these laws, including in particular the European Data Protection Law, may be onerous and adversely affect our business, financial condition, results of operations and prospects. Further, due to Brexit, we may have additional costs and operational challenges in complying with the U.K. GDPR and any other developments regulation the transfer between the U.K. and EU. We may also need to rely on multiple third parties to meet these legal requirements, which could result in additional liability for us if they do not comply.

Efforts to ensure that we comply with all applicable healthcare and data privacy laws and regulations, as well as other domestic and foreign legal requirements, will involve substantial costs. It is possible that governmental and enforcement authorities in the U.S. or outside the U.S. will conclude that our business practices do not comply with current or future legal requirements. If any noncompliance actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant civil, criminal and administrative penalties, damages, disgorgement, monetary fines, individual imprisonment, exclusion from participation in federal health care programs (such as Medicare and Medicaid), contractual damages, reputational harm, diminished profits and future earnings, and curtailment or restructuring of our operations, as well as additional reporting obligations and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, any of which could adversely affect our ability to operate our business and our results of operations. Any action for violation of these laws, even if successfully defended, could result in significant legal expenses and divert management’s attention from the operation of the business. Prohibitions or restrictions on sales (including importation or exportation) or withdrawal of future marketed products could materially affect business in an adverse way.

Healthcare cost control initiatives, including healthcare legislative and regulatory reform measures, may have a material adverse effect on our business and results of operations.

The U.S. and many other jurisdictions have enacted or proposed legal changes affecting the healthcare system that could prevent or delay marketing approval of our product candidates, affect our ability to profitably sell our product candidates once approved, and restrict or regulate post-approval activities. Changes in the legal requirements, or their interpretation, could impact our business by compelling, for example, modification to: our manufacturing arrangements; product labeling; pricing and reimbursement arrangements; private or governmental insurance coverage; the sale practices for, or availability of, our products; or record-keeping activities. If any such changes were to be imposed, they could adversely affect the operation of our business.

Third-party payors, whether domestic or foreign, or governmental or commercial, are developing increasingly sophisticated methods of controlling healthcare costs. In the U.S. and certain other jurisdictions, there have been, and are expected to continue to be, a number of legislative and regulatory changes to the health care system that could impact our ability to sell our products profitably. In the U.S., however, significant uncertainty exists regarding the provision and financing of health care because the newly elected administration and federal legislators have publicly declared their intention to review and potentially significantly modify the current legal and regulatory framework for the health care system.

Current legislation at the U.S. federal and state levels seeks to reduce healthcare costs and improve the quality of healthcare. For example, the U.S. Affordable Care Act, enacted in March 2010, subjected biologic products to potential competition by lower-cost biosimilars; introduced a new methodology to calculate manufacturers’ rebates under the Medicaid Drug Rebate Program for certain drugs, including infused or injected drugs; increased manufacturers’ minimum Medicaid rebates under the Medicaid Drug Rebate Program; extended the Medicaid Drug Rebate program to pharmaceutical prescriptions of individuals enrolled in Medicaid managed care organizations; imposed new annual fees and taxes for certain branded prescription drugs and biologic agents; created the Medicare Part D coverage gap discount program, in which manufacturers must agree to offer point-of-sale discounts (70% as of January 1, 2019) off negotiated prices on certain brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D; and provided incentives to programs that increase the federal government’s comparative effectiveness research. At this time, the full effect that the Affordable Care Act would have on our business remains unclear.

Since its enactment, there have been numerous judicial, administrative, executive, and legislative challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. For example, various portions of the ACA are currently undergoing legal and constitutional challenges in the United States Supreme Court. Additionally, the Trump Administration issued various Executive Orders that eliminated cost sharing subsidies and various provisions that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. The previous Congress also had introduced several pieces of legislation aimed at significantly revising or repealing the ACA, but none were enacted. Given the recent election of President Joseph Biden and the Democratic Party securing majorities in both houses of the U.S. Congress, it is unclear how the ACA could be modified or amended in the future. We cannot predict what affect further unknown changes to the ACA would have on our business.

Other legislative changes relevant to the health care system have been adopted in the U.S. since the Affordable Care Act was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013, and, due to subsequent legislative amendments, will remain in effect through 2030 unless additional Congressional action is taken. However, pursuant to the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) and subsequent legislation, the Medicare sequester reductions under the Budget Contract Act of 2011 have been suspended from May 1, 2020 through March 31, 2021 due to the COVID-19 pandemic. Proposed legislation, if passed, would extend this suspension until the end of the pandemic. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers, cancer centers and other treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

There have been, and likely will continue to be, legislative and regulatory proposals at the foreign, federal and state levels directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. As indicated previously, significant uncertainty exists regarding the future scope and effect of current health care legislation and regulations because of recent changes in U.S. executive and legislative branches, and elected officials’ public declarations of their intention to significantly modify or repeal the current legislative framework. We cannot predict the initiatives that may be adopted in the future, any of which could limit or modify the amounts that foreign, federal and state governments as well as private payors, including patients, will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

Risks Related to Manufacturing and Supply

In vivo genome editing products and ex vivo engineered cell therapies based on CRISPR/Cas9 genome editing technology are novel and may be complex and difficult to manufacture. We could experience manufacturing problems that result in delays in the development, approval or commercialization of our product candidates or otherwise harm our business.

The manufacturing process used to produce CRISPR/Cas9-based in vivo and engineered cell therapy product candidates may be complex, as they are novel and have not been validated for late phase clinical and commercial production and may require components that are difficult to obtain or manufacture at the necessary quantities and in accordance with regulatory requirements. Several factors could cause production interruptions, including equipment malfunctions; facility unavailability or contamination; raw material cost, shortages or contamination; natural disasters, such as COVID-19 pandemic; disruption in utility services; human error; insufficient personnel; inability to meet legal or regulatory requirements; or disruptions in the operations of our suppliers.

Because our product candidates likely will be regulated as biologics, their processing steps will be more complex than those of most small molecule drugs. Moreover, unlike small molecules, the physical and chemical properties of a complex product such as ours generally cannot be fully characterized. As a result, assays of the finished product or relevant components may not be sufficient to ensure that the product will perform in the intended manner. For this reason, we will employ multiple steps to control the manufacturing process to ensure that the process results in product candidates that meet their specifications, but complications at any one step could adversely impact our manufacturing of products. Further, we may encounter problems achieving adequate quantities and quality of clinical grade materials that meet the FDA or other relevant regulatory agency’s applicable standards or our specifications with consistent and acceptable production yields and costs. Manufacturing process irregularities, even minor deviations from the normal process, could result in product defects or manufacturing issues that cause lot failures, product recalls, product liability claims and litigation, insufficient inventory or production interruption. In addition, product manufacturing and supply could be delayed if the FDA and other regulatory authorities require us to submit lot samples, testing results and protocols, or if they require that we not distribute a lot until they authorize the product’s release.

Further, certain of our product candidates may require components that are unavailable or difficult to acquire or manufacture at the necessary scale and in compliance with regulatory requirements to support our clinical trials or, if approved, commercial efforts. In addition, we rely on third-party CMOs to manufacture these components and the final product candidates. We may not have full control of these CMOs and they may prioritize other customers or be unable to provide us with enough manufacturing capacity to meet our objectives. Even if we decide to manufacture the product candidates or their components ourselves, we may face extremely high costs and long timelines to build and maintain manufacturing facilities. Further, we may rely on CMOs outside the U.S. for certain components of our product candidates, and may be subject to importation regulations that may affect our ability to manufacture or increase the cost of our product candidates.

We also may encounter problems hiring and retaining the experienced scientific, quality-control and manufacturing personnel needed to operate or supervise the necessary manufacturing processes, which could result in delays in production or difficulties in maintaining compliance with applicable regulatory requirements.

Any of these manufacturing and supply issues or delays could restrict our ability to meet clinical or market demand for our products, and be costly to us and otherwise harm our business, financial condition, results of operations and prospects. Further, any problems in manufacturing processes or facilities could make us a less attractive collaborator for potential partners, including larger pharmaceutical companies and academic research institutions, which could limit our access to additional attractive development programs.

Risks Related to Data and Privacy

Our internal computer systems, or those of our collaborators or other contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of our operations and development efforts.

We are increasingly dependent upon information technology systems, infrastructure, and data to operate our business. In the ordinary course of business, we collect, store, and transmit large amounts of confidential information (including but not limited to intellectual property, proprietary business information, and personal information). It is critical that we do so in a secure manner to maintain the confidentiality and integrity of such confidential information. We also have outsourced elements of our operations to third parties, and as a result we manage a number of third-party vendors who may or could have access to our confidential information. Our third-party collaborators, vendors and service providers also have access to large amounts of confidential information relating to our operations, including our research and development efforts. The size and complexity of our information technology systems, and those of third-party vendors, service providers and collaborators, and the large amounts of confidential information stored on those systems, make such systems potentially vulnerable to service interruptions or systems failures, or to security breaches from inadvertent or intentional actions by our employees, third-party vendors, service providers, collaborators, and/or business partners, or from cyber-attacks by malicious third parties.

In addition to such risks, the adoption of new technologies may also increase our exposure to cybersecurity breaches and failures. Further, having a significant portion of our workforce working from home for extended periods of time due to the COVID-19 pandemic puts us at greater risk of cybersecurity attacks. Cyber-attacks are increasing in their frequency, sophistication, and intensity, and have become increasingly difficult to detect. Cyber-attacks could include the deployment of harmful malware, denial-of-service attacks, social engineering, “phishing” scams and other means to affect service reliability and threaten the confidentiality, integrity, and availability of information. Significant disruptions of these information technology systems or security breaches could adversely affect our business operations and/or result in the loss, misappropriation, and/or unauthorized access, use, or disclosure of, or the prevention of access to, confidential information (including but not limited to trade secrets or other intellectual property, proprietary business information, and personal information), and could result in financial, legal, business, and reputational harm to us and would adversely affect our operations, including our discovery and research and development programs. For example, any such event that leads to unauthorized access, use, or disclosure of personal information, including personal information regarding our employees or future clinical trial participants, could harm our reputation, require us to comply with federal and/or state breach notification laws and foreign law equivalents (such as the GDPR or the U.K.’s Data Protection Act), and otherwise subject us to liability, including financial penalties and fines, under laws and regulations that protect the privacy and security of personal information. Also, the loss of preclinical or clinical trial data from completed or future preclinical or clinical trials, respectively, could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, our competitive position could be harmed and the further development and commercialization of our product candidates could be delayed. Security breaches and other inappropriate access can be difficult to detect, and any delay in identifying them may lead to increased harm of the type summarized and described above. While we have implemented security measures to protect our information technology systems and infrastructure, there is no assurance that such measures will prevent service interruptions or security breaches that could adversely affect our business.

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

Public health crises, such as pandemics or similar outbreaks, could adversely impact our business. The current COVID-19 pandemic has continuously evolved, and to date has led to the implementation of various responses, including government-imposed quarantines, travel restrictions and other public health safety measures, as well as reported adverse impacts on healthcare resources, facilities and providers, in Massachusetts, across the U.S. and in other countries. The U.S. government, as well as certain foreign governments, have imposed restrictions on travel to or from the U.S. and other jurisdictions, which may delay or prevent us from conducting our business in a timely and efficient manner. The extent to which COVID-19 impacts our operations or those of our third-party partners will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, additional or modified government actions, new information that will emerge concerning the severity and impact of COVID-19 and the actions to contain COVID-19 or address its impact in the short and long term, among others.

Additionally, execution of our clinical trial for NTLA-2001 for ATTR, as well as timely completion of preclinical activities and initiation of planned clinical trials for other product candidates, such as NTLA-2002 for HAE and NTLA-5001 for AML, is dependent upon the availability of, for example, preclinical and clinical trial sites, researchers and investigators, regulatory agency personnel, and materials, which may be adversely affected by global health matters, such as pandemics. We plan to conduct preclinical activities and clinical trials for our investigational drug product candidates in geographies which are currently being affected by COVID-19.

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

We have no products approved for commercial sale, have not generated any revenue from product sales, and do not anticipate generating any revenue from product sales until we have received regulatory approval for the commercial sale of one of our product candidates. Our ability to generate revenue, and achieve and retain profitability, depends significantly on our success in many areas, including:

•	selecting commercially viable product candidates and effective delivery methods;
•	successfully completing research, preclinical and clinical development of product candidates;
•	obtaining regulatory approvals and marketing authorizations for product;
•

developing a sustainable and scalable manufacturing process for product candidates, including establishing and maintaining commercially viable supply relationships with third parties, such as CMOs, and potentially establishing our own manufacturing capabilities and infrastructure;

•

investing significant resources in developing large scale manufacturing, analytical processes, and operational infrastructure prior to clinical evidence of safety and efficacy for a given product candidate;

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

We are an early clinical-stage company. We were founded and commenced operations in mid-2014. Our operations to date have been limited to organizing and staffing our company, business and scientific planning, raising capital, acquiring and developing technology, identifying potential product candidates, undertaking research and early preclinical studies of potential product candidates for ourselves and collaborators, developing the necessary manufacturing capabilities and evaluating a clinical path for our pipeline programs. All of our product candidates are still in the preclinical development or clinical stage. We have not yet demonstrated our ability to successfully complete any clinical trials, including large-scale, pivotal clinical trials, obtain marketing approvals, manufacture clinical and commercial scale therapeutics, or arrange for a third-party to do so on our behalf, or conduct sales and marketing activities necessary for successful commercialization. Our ability to generate product revenue or profits, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates, which may never occur. We may never be able to develop or commercialize a marketable product.

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

We are not profitable and have incurred losses in each period since our inception. Our net loss was $134.2 million for the year ended December 31, 2020. As of December 31, 2020, we had an accumulated deficit of $435.1 million. We expect these losses to increase as we continue to incur significant research and development and other expenses related to our ongoing operations, seek regulatory approvals for our future product candidates, scale-up manufacturing capabilities, maintain, expand and protect our intellectual property portfolio and hire additional personnel to support the development of our product candidates and to enhance our operational, financial and information management systems. Although we believe that our cash, cash equivalents, and marketable securities will enable us to fund our operating and capital expenditure requirements at least through the next twenty four months, we cannot predict the impact of the COVID-19 pandemic on future results of operations and financial condition due to a variety of factors, including the health of our employees, the ability of suppliers to continue to operate and deliver, the ability of Intellia to maintain operations, continued access to transportation resources, any further government and/or public actions taken in response to the pandemic and ultimately the length of the pandemic. We expect to finance our operations through a combination of collaboration revenue, equity or debt financings or other sources, which may include collaborations with third parties. Given the impact of COVID-19 on the U.S. and global financial markets, we may be unable to access further equity or debt financing when needed.

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

In December 2014, we entered into a collaboration agreement with Novartis, which we amended in December 2018 (the “Novartis Agreement”) regarding the discovery of new CRISPR/Cas9-based therapies principally using chimeric antigen receptor T (“CAR-T”) cells, hematopoietic stem cells (“HSCs”) and certain limbal stem cells selected by Novartis. Under the Novartis Agreement, Novartis committed to advance programs in these cells, and we granted it exclusive rights to further develop and commercialize the product candidates against targets it selected during the research term arising out of the programs. The research portion of our agreement with Novartis ended in December 2019, and we cannot guarantee that Novartis will continue to pursue any of its selected programs.

In April 2016, we entered into a collaboration agreement with Regeneron, which we amended in May 2020 (the “Amended Regeneron Agreement”). The Amended Regeneron Agreement includes a product component to research, develop and commercialize CRISPR/Cas-based therapeutic products primarily focused on genome editing in the liver, as well as a technology collaboration component, under which we and Regeneron will engage in research and development activities aimed at discovering and developing novel technologies and CRISPR/Cas technology improvements to enhance our genome editing platform. Pursuant to the Amended Regeneron Agreement, we granted Regeneron exclusive rights to select up to 15 initial targets, subject to certain restrictions and modifications. We retained the rights to solely develop certain indications, and have the right to choose additional liver targets for our own development during the collaboration term. Both parties have defined rights to enter into co-development and co-promotion (“Co/Co”) agreements for indications selected by the other. Certain indications, such as ATTR, hemophilia A and hemophilia B are subject to Co/Co agreements. For example, in July 2018, we entered into an ATTR Co/Co under which we are the clinical and commercial lead for ATTR products. In December 2019, Regeneron exercised its right under the ATTR Co/Co agreement to modify its share of worldwide development costs and profits from 50% to 25% as of mid-June 2020. In May 2020, we entered into two co-development and co-funding agreements directed to each of hemophilia A and hemophilia B (the “Hemophilia Co-Co”) agreements, under which Regeneron will be the clinical and commercial lead, for these programs. Under the Hemophilia Co-Co agreements, worldwide development costs and profits of any future covered products will be split between Regeneron and us, 65% and 35%, respectively.

Either Novartis or Regeneron may change its strategic focus or pursue alternative technologies in a manner that results in reduced, delayed or no revenue to us. Each of Novartis and Regeneron has a variety of marketed products and product candidates either by itself or with other companies, including some of our competitors, and the respective corporate objectives of Novartis or Regeneron may not be consistent with our best interests. Regeneron may change its position regarding its participation and funding of our joint ATTR activities, which may impact our ability to successfully pursue that program. If either of our collaboration partners fails to develop, obtain regulatory approval for or ultimately commercialize any product candidate from the development programs governed by the respective collaboration agreement, or breaches or terminates our collaboration with it, our business, financial condition, results of operations and prospects could be harmed. In addition, any material alteration of the collaboration agreements, or dispute or litigation proceedings we may have with either Novartis or Regeneron in the future could delay development programs, create uncertainty as to ownership of or access to intellectual property rights, distract management from other business activities and generate substantial expense.

Our existing and future collaborations will be important to our business. If we are unable to maintain any of these collaborations, or if these collaborations are not successful, our business could be adversely affected.

We have limited capabilities for product discovery and development and do not yet have any capability for sales, marketing or distribution. Accordingly, we have entered, and plan to enter, into collaborations with other companies, including our therapeutic-focused collaboration agreements with Novartis and Regeneron, that we believe can provide such capabilities. These current and future therapeutic-focused collaborations could provide us with important technologies and/or funding for our programs and technology. Our existing and future therapeutic collaborations may have a number of risks, including that collaborators:

•	have significant discretion in determining the efforts and resources that they will apply;
•	may not perform their obligations as expected;
•	may dispute the amounts of payments owed;
•

may not pursue development and commercialization of any product candidates that achieve regulatory approval or may elect not to continue or renew development or commercialization programs or license arrangements based on clinical trial results, changes in their strategic focus or available funding, or external factors, such as a strategic transaction that may divert resources or create competing priorities;

•	may delay, insufficiently fund, stop, initiate new or repeat clinical trials, reformulate a product candidate for clinical testing, or abandon a product candidate;
•	could develop independently, or with third parties, products that compete directly or indirectly with our products and product candidates;

•

may view product candidates discovered in our collaborations as competitive with their own product candidates or products, which may cause collaborators to cease to devote resources to the development or commercialization of our product candidates;

•	may dispute ownership or rights in jointly developed technologies or intellectual property;
•	may fail to comply with applicable legal and regulatory requirements regarding the development, manufacture, sale, distribution or marketing of a product candidate or product;
•	with sales, marketing, manufacturing and distribution rights to our product candidates may not commit sufficient resources to the product’s sale, marketing, manufacturing and distribution;
•

may disagree with us about material issues, including proprietary rights, contract interpretation, payment obligations or the preferred course of discovery, development, sales or marketing, which might cause delays or terminations of the research, development or commercialization of product candidates, lead to additional and burdensome responsibilities for us with respect to product candidates, or result in litigation or arbitration, any of which would be time-consuming and expensive;

•

may not properly maintain or defend their or our relevant intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential litigation and liability;

•	may infringe the intellectual property rights of third parties, which may expose us to litigation and potential liability;
•	could become involved in a business combination or cessation that could cause them to deemphasize or terminate the development or commercialization of any product candidate licensed to it by us; and
•

may terminate our collaborations, which could require us to raise additional capital to develop or commercialize the applicable product candidates, or lose access to the collaborator’s intellectual property.

If our therapeutic collaborations do not result in the successful discovery, development and commercialization of products or if a collaborator terminates its agreement with us, we may not receive any future research funding or milestone or royalty payments under the collaboration. All of the risks relating to product discovery, development, regulatory approval and commercialization summarized and described in this report also apply to the activities of our therapeutic collaborators.

Additionally, if one of our collaborators terminates its agreement with us, we may find it more difficult to attract new collaborators and our perception in the business and financial communities could be adversely affected.

If we decide to collaborate with other companies to discover, develop and commercialize therapeutic products, we face significant competition in seeking appropriate collaborators because, for example, third-parties have comparable rights to the CRISPR/Cas9 system or similar genome editing technologies. Our ability to reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. If we are unable to reach agreements with suitable collaborators on a timely basis, on acceptable terms, or at all, we may have to curtail, delay or abandon discovery efforts or development programs, and the development, manufacture or commercialization of a product candidate, or increase our expenditures and undertake these activities at our own expense. If we elect to fund and undertake discovery, development, manufacturing or commercialization activities on our own, we may need to obtain additional expertise and additional capital, which may not be available to us on acceptable terms or at all. If we fail to enter into collaborations and do not have sufficient funds or expertise to undertake the necessary discovery, development, manufacturing and commercialization activities, we may not be able to further develop our product candidates, manufacture the product candidates, bring them to market or continue to develop our technology and our business may be materially and adversely affected.

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

We do not currently own any facility that may be used as our clinical-scale manufacturing and processing facility and must rely on outside vendors, such as CMOs, to manufacture supplies and process our product candidates. We have only recently begun to manufacture and process product candidate components on a clinical scale and may not be able to successfully complete or continue to do so. We will make changes to optimize the manufacturing process, and cannot be sure that even minor changes in the process will result in therapies that are safe, potent, pure or effective.

The facilities used by our CMOs to manufacture our product candidates must be inspected and approved by, as applicable, the FDA or other foreign regulatory agencies after we apply for approval or marketing authorization. We will be dependent on our CMO partners to properly manufacture adequate supply of our product candidates and components in a timely manner and in accordance with our specification. We also will depend on these entities for compliance with relevant legal and regulatory requirements for manufacture of our product candidates, including current good manufacturing practice (“cGMP”), and in certain cases, current good tissue practice (“cGTP”), requirements. If they cannot successfully manufacture material that conforms to our specifications and the strict relevant regulatory requirements, our CMOs will not be able to secure or maintain regulatory approval for their manufacturing facilities. In addition, we have no control over the ability of our CMOs to maintain adequate quality control, quality assurance and qualified personnel, particularly as we increase the scale of our manufactured material. If the FDA or relevant foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates.

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

We will rely heavily on third parties over the course of our clinical trials, and, as a result, will have limited control over the clinical investigators and other service providers, and limited visibility into their day-to-day activities, including with respect to their compliance with the approved clinical protocol and other legal, regulatory and scientific standards. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol and legal, regulatory and scientific standards, and our reliance on third parties does not relieve us of our legal responsibilities. We and these third parties are required to comply with good clinical practice (“GCP”), which are regulations and guidelines enforced by the FDA, EMA and comparable foreign regulatory authorities for product candidates in clinical development. Regulatory authorities enforce these GCP requirements through periodic inspections of trial sponsors, clinical investigators and trial sites. If we or any of these third parties fail to comply with applicable GCP requirements, the clinical data generated in our clinical trials may be deemed unreliable and the relevant regulatory authorities may require us to suspend or terminate these trials or perform additional preclinical studies or clinical trials before approving our marketing applications. We cannot be certain that, upon inspection, such regulatory authorities will determine that any of our clinical trials comply with the GCP requirements. In addition, our clinical trials must be conducted with product produced under cGMP, and in certain cases, cGTP, requirements and may require a large number of test patients.

Our or these third parties’ failure to comply with these requirements or to recruit a sufficient number of patients may require us to delay, suspend, repeat or terminate clinical trials, which would delay the regulatory approval process. Moreover, our business may be implicated if any of these third parties violates applicable federal, state or local, as well as foreign, laws and regulations, such as the fraud and abuse or false claims laws and regulations or privacy and security laws. In jurisdictions such as the U.K. and EU, penalties for violations of privacy laws and other regulations can be financially significant. Further, if any of our CROs, clinical investigators or others involved in our clinical trials fail to comply with such laws and regulations, we could be held responsible for its actions or omissions and be negatively impacted. In the event of non-compliance with European Data Protection Law, we could be subject to substantial fines and other penalties, including fines of up to 10,000,000 Euros or up to 2% of our total worldwide annual turnover for certain comparatively minor offenses, or up to 20,000,000 Euros or up to 4% of our total worldwide annual turnover for more serious offenses.

Any third parties conducting our future clinical trials will not be our employees and, except for remedies that may be available to us under our agreements with such third parties, we cannot control whether they devote sufficient time and resources to our ongoing preclinical, clinical, and nonclinical programs. These third parties may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials or other product development activities, which could affect their performance on our behalf. If these third parties fail to meet their contractual obligations, legal requirements or expected deadlines, need to be replaced, or generate inaccurate or substandard clinical data by failing to adhere to our clinical protocols or regulatory requirements or for other reasons, our clinical trials may be extended, delayed or terminated and we may not be able to complete development of, obtain regulatory approval of or successfully commercialize our product candidates. In addition, the COVID-19 pandemic or similar events, and responsive governmental actions, could divert healthcare resources, including necessary materials and clinical trial personnel, away from our clinical trial sites to focus on pandemic concerns. As a result, our financial results and the commercial prospects for our product candidates would be harmed, our costs could increase and our ability to generate revenue could be delayed.

The COVID-19 pandemic and government measures taken in response may have a significant impact on our CROs, clinical sites and other service and goods providers, which may affect our ability to initiate and complete preclinical studies and clinical trials.

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

We expect growth in the number of our employees and the scope of our operations, including the areas of technology research, product development and manufacturing, clinical, regulatory and quality affairs and, if any product candidates receive marketing approval, sales, marketing and distribution. To manage our anticipated growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities, and recruit and train additional qualified personnel. Due to our limited financial resources, the significant competition for employees in our market and industry, and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to recruit and train additional qualified personnel or otherwise effectively manage the expansion of our operations, which may lead to significant costs and divert our management and business resources. Any inability to manage growth could delay or disrupt the execution of our business and operational plans.

Our future success depends on our ability to retain key executives and to attract, retain and motivate qualified personnel.

We are highly dependent on the research and development, clinical, legal, financial and business development expertise of John M. Leonard, M.D., our President and Chief Executive Officer, Glenn Goddard, our Executive Vice President and Chief Financial Officer, David Lebwohl, our Executive Vice President and Chief Medical Officer, José E. Rivera, our Executive Vice President and General Counsel, Andrew Schiermeier, our Executive Vice President and Chief Operating Officer, and Laura Sepp-Lorenzino, our Executive Vice President and Chief Scientific Officer, as well as the other principal members of our management, scientific and clinical teams. Although we have entered into employment arrangements with our executive officers, each of them may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees.

Recruiting and retaining qualified scientific, clinical, manufacturing and sales and marketing personnel will also be important for our success. The loss of the services of our executive officers or other key employees could impede the achievement of our research, development and commercialization objectives, and seriously harm our ability to successfully implement our business strategy. Furthermore, replacing executive officers and key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, gain regulatory approval of and commercialize products using our technology. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these key personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies, universities and research institutions for similar personnel. The market for qualified personnel in the biotechnology space generally, and genome editing and gene therapy fields in particular, in and around the Cambridge, Massachusetts area is especially competitive. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategies. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. Further, some of the qualified personnel that we hire and recruit are not U.S. citizens, and there is uncertainty with regard to their future employment status due to the current U.S. administration’s announced intention of modifying the legal framework for non-U.S. citizens to be employed in the U.S. Finally, events such as the COVID-19 pandemic and government restrictions and directives, including immigration policy changes, could adversely impact our ability to recruit, retain or replace key employees necessary to achieve our objectives and strategic imperatives, If we are unable to continue to attract and retain high quality personnel, our ability to pursue our growth strategy will be limited.

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

The research, testing, manufacturing, labeling, approval, selling, import, export, marketing and distribution of drug products, including genome editing therapeutics and engineered cell therapies, are subject to extensive regulation by the FDA in the U.S. and other regulatory authorities in other jurisdictions. For example, we are not permitted to market any drug or biological product, including in vivo products or engineered cell therapies, until we receive regulatory approval from the relevant regulatory agency, such as the FDA in the U.S. or EMA in the EU. We expect the novel nature of our product candidates to create challenges or raise questions from regulatory agencies in obtaining regulatory approval. For example, in the U.S., the FDA has approved neither any in vivo gene editing-based therapeutic nor any nuclease edited cell therapy for human therapeutic use. The FDA may also require a panel of experts, referred to as an Advisory Committee, to deliberate on the adequacy of the safety and efficacy data to support approval. The Advisory Committee’s opinion, although not binding, may significantly impact our ability to obtain approval of our product candidates. Moreover, while we are not aware of any specific genetic or biomarker tests for which regulatory approval would be necessary to advance any of our product candidates to clinical trials or commercialization, regulatory agencies could require the development and approval of such tests. Accordingly, the regulatory approval pathway for such product candidates may be uncertain, complex, expensive and lengthy, as well as different in each jurisdiction, and approval may not be obtained in any, some or all jurisdictions.

Other non-regulatory entities may impact the regulatory agencies and ethics committees’ evaluation and approval decision regarding our products. For example, in December 2018, the World Health Organization (“WHO”) established the Expert Advisory Committee on Developing Global Standards for Governance and Oversight of Human Genome Editing. While the standards are expected to focus primarily on germline modifications, the guidelines could impact somatic cell editing research programs, such as ours. In March 2019, the WHO Expert Advisory Committee recommended initiating the first phase of a new global registry to track research on human genome editing. Accepting this recommendation, the WHO announced plans in August 2019 for an initial phase of the registry using the International Clinical Trials Registry Platform (“ICTRP”). This phase will include worldwide registries for both somatic cell editing and germline editing clinical trials. Registration of these clinical trials in the WHO’s registry is voluntary. Although registration of these clinical trials in the WHO’s registry currently is voluntary, failure to register could impact the evaluation by the regulators and ethics committees.

Patient enrollment is a significant factor in the timing of clinical trials and is affected by many factors, including willingness of physicians to use an experimental therapy, the availability of existing treatments, the trial’s geographic locations and the number of patients in each geographic location. In addition, our ability to enroll and dose patients may be delayed by the regulatory authority as well as, the IRB or another ethics committee (whether local or national). Further, a clinical trial may be suspended or terminated by us, the relevant IRBs or ethics committees the trial’s DSMB, or the FDA or other regulatory authorities due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product candidate, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. If we experience termination of, or delays in the completion of, any clinical trial of product candidates, the commercial prospects for our product candidates will be harmed, and our ability to generate product revenue will be impaired. In addition, any delays in completing any clinical trials will increase our costs, slow down our product development and approval process and jeopardize our ability to commence product sales and generate revenue.

Obtaining and maintaining regulatory approval of our product candidates in one jurisdiction does not mean that we will be successful in obtaining regulatory approval of product candidates in other jurisdictions.

Obtaining and maintaining regulatory approval of our product candidates in one jurisdiction does not guarantee that we will be able to obtain or maintain regulatory approval in any other jurisdiction, but a failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory approval process in others. For example, even if the FDA approves a product candidate, comparable regulatory authorities in foreign jurisdictions must also authorize the marketing and sale of the product candidate in those countries. Approval procedures vary among jurisdictions and can involve requirements and review periods different from those in the U.S., including additional preclinical studies or clinical trials as clinical studies conducted in one jurisdiction may not be accepted by regulatory authorities in other jurisdictions. In many jurisdictions outside the U.S., a product candidate must be approved for reimbursement before it can be sold in that jurisdiction. In some cases, the price that we are allowed to charge for our products is also subject to approval or to other legal restrictions.

Obtaining foreign regulatory approvals and compliance with foreign regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of our products in certain countries. If we fail to comply with the relevant regulatory requirements or to receive applicable marketing approvals, our target markets will be reduced and our ability to realize the full market potential of our product candidates will be harmed.

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

If any of our product candidates are approved, they may be subject to ongoing regulatory requirements for manufacturing, labeling, packaging, distribution, storage, advertising, promotion, sampling, record-keeping, and submission of safety and efficacy data, and other post-market information and potential obligations (such as post-marketing studies), including both federal and state requirements in the U.S. and requirements of comparable foreign regulatory authorities. In addition, we will be subject to continued compliance with cGMP and GCP, and in certain cases, cGTP, requirements for any clinical trials that we conduct post-approval.

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

The FDA or other regulatory agencies may seek to impose consent decrees, withdraw approval or prohibit the export or import of a product if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with our product candidates, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical studies to assess new safety risks; or imposition of distribution restrictions or other restrictions under a REMS program. Other potential consequences include, among other things:

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

The FDA’s policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. If we or our collaborators are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we or our collaborators are not able to maintain regulatory compliance, we or our collaborators may lose any marketing approval that we or our collaborators may have obtained, which would adversely affect our business, prospects and ability to achieve or sustain profitability.

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

We and any potential collaborators, clinical investigators, CMOs, CROs, consultants or vendors may be subject to federal, state, and foreign data protection laws and regulations (i.e., laws and regulations that address privacy and data security). In the U.S., numerous federal and state laws and regulations, including federal health information privacy laws, state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), that govern the collection, use, disclosure and protection of health-related and other personal information could apply to our operations or the operations of our collaborators. In addition, we may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under HIPAA, as amended by HITECH, or by comparable laws in other jurisdictions. Depending on the facts and circumstances, we could be subject to civil, criminal, and administrative penalties if we knowingly obtain, use, or disclose individually identifiable health information maintained by a covered entity in a manner that is not authorized or permitted by laws or regulations.

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

Given that we are conducting a clinical trial in the U.K., and our current and future requests for approval to conduct clinical trials in the U.K. and other jurisdictions outside the U.S., we are and may be subject to additional privacy laws. For example, the GDPR applies extraterritorially, and we may be subject to the GDPR because of data processing activities that involve the personal data of individuals in the EU or the U.K. in connection with EU or U.K. clinical trials. As discussed above, the GDPR regulates the processing of personal data of data subjects in the EU or the U.K. by imposing a broad range of strict requirements on companies subject to the GDPR, including requirements relating to having legal bases for processing personal data and transferring such information outside the EU or the U.K., including to the U.S., providing robust disclosures to individuals regarding the processing of their personal data, keeping personal data secure, having data processing agreements with third parties who process personal data, responding to individuals’ requests to exercise their rights in respect of their personal data, reporting security breaches involving personal data to the competent national data protection authority and affected individuals, appointing data protection officers, conducting data protection impact assessments, and record-keeping. In the event of non-compliance with the GDPR, we could be subject to substantial fines and other penalties, including fines of up to 10,000,000 Euros or up to 2% of our total worldwide annual turnover for certain comparatively minor offenses, or up to 20,000,000 Euros or up to 4% of our total worldwide annual turnover for more serious offenses. We face uncertainty as to the exact interpretation of the new requirements and we may be unsuccessful in implementing all measures required by data protection authorities or courts in interpretation of the law.

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

Although we maintain workers’ compensation insurance to cover us for costs and expenses we may incur due to injuries to our employees resulting from the use of hazardous materials, this insurance may not provide adequate coverage against potential liabilities. We maintain insurance for environmental liability or toxic tort claims that may be asserted against us in connection with our storage or disposal of biological, hazardous or radioactive materials.

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

The Commonwealth of Massachusetts also has laws that expand on federal laws or create additional rights for employees or obligations for employers. For example, on July 1, 2018, the Massachusetts Equal Pay Act went into effect, which added protections employers must comply with regarding pay equity for “comparable work”. There is currently uncertainty regarding the exact scope of these new legal limits and such uncertainty may remain for the foreseeable future. We may face increased employment and legal costs to ensure we are complying with this law. In addition, on October 1, 2018, a new Massachusetts non-compete law went into effect, placing additional restrictions on employers seeking to enter into non-competition agreements with employees. This law may negatively impact our ability to prevent employees from working with direct or indirect competitors in the future and may affect our ability to retain key talent in a competitive market.

Our failure to comply with these and other related laws could expose us to civil and, in some cases, criminal liability, including fines and penalties. Further, government or employee claims that we have violated any of these laws, even if ultimately disproven, could result in increased expense and management distraction, as well as have an adverse reputational impact on us.

Risks Related to Intellectual Property

Risks Related to Third Party and Licensed Intellectual Property

Third-party claims of intellectual property infringement against us, our licensors or our collaborators may prevent or delay our product discovery and development efforts.

Our commercial success depends in part on our avoiding infringement of the valid patents and proprietary rights of third parties.

Numerous U.S. and foreign issued patents and pending patent applications owned by third parties exist in the fields in which we are developing our product candidates and in areas potentially related to components and methods we use or may use in our research and development efforts. As industry, government, academia and other biotechnology and pharmaceutical research expands and more patents are issued, the risk increases that our product candidates may give rise to claims of infringement of the patent rights of others. Our development candidates are complex and may include multiple components such as Cas9 protein or mRNA encoding Cas9 protein, guide RNAs, targeting molecules, or formulation components such as lipids.  We cannot guarantee that any of these components of our technology, processes, future product candidates or the use of such product candidates do not infringe third-party patents. It is also possible that we have failed to identify relevant third-party patents or applications. Because patent rights are granted jurisdiction-by-jurisdiction, our freedom to practice certain technologies, including our ability to research, develop and commercialize our product candidates, may differ by country.

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

Similarly, on October 17, 2018, we initiated an arbitration proceeding with JAMS against Caribou asserting that Caribou violated the terms and conditions of the Caribou License, as well as other contractual and legal rights, by using and seeking to license to third parties technology covered by two patent families (described in, for instance, PCT No. PCT/US2016/015145 and PCT No. PCT/US2016/064860, and related patents and applications) relating to specific structural or chemical modifications of guide RNAs, that were purportedly invented or controlled by Caribou, in our exclusive human therapeutic field. Caribou asserted that the two families of IP are outside our exclusive license rights under the Caribou License.

On September 26, 2019, we announced that the arbitration panel issued an interim award concluding that both the structural and chemical guide RNAs modification technologies were exclusively licensed to us by Caribou under the Caribou License. After concluding that the chemical modification technology was within the scope of our exclusive license from Caribou, the arbitration panel nevertheless noted that its decision could delay or otherwise adversely impact the development of these modified guide RNAs as human therapeutics. It also noted that we currently are not using these modified guide RNAs in any of our active programs. Thus, solely with respect to the particular modified guide RNAs, the arbitration panel stated that it will declare that Caribou has an equitable “leaseback,” which it described as exclusive, perpetual and worldwide (the “Caribou Award”). The panel instructed the parties to negotiate the terms of the Caribou Award, including Caribou’s future payments to us for the same.

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

Third parties could assert that UC/Vienna/Charpentier do not have rights to the CRISPR/Cas9 technology, including inventorship and ownership rights to currently issued or allowable patents, or that any rights owned by UC/Vienna/Charpentier are limited. If such third parties were found to have rights to the CRISPR/Cas9 technology, we could be required to obtain rights from such parties or cease our development and commercialization efforts. For example, under our sublicense from Caribou, we have rights to patent applications owned by UC/Vienna Charpentier covering certain aspects of CRISPR/Cas9 systems to edit genes in eukaryotic cells, including human cells (collectively, the “UC/Vienna/Charpentier eukaryotic patent family”). The Broad Institute, Massachusetts Institute of Technology, the President and Fellows of Harvard College and the Rockefeller University (collectively, the “Broad Institute”) co-own patents and patent applications that also claim CRISPR/Cas9 systems to edit genes in eukaryotic cells (collectively, the “Broad Institute patent family”). Because the respective owners of various UC/Vienna/Charpentier patent applications and the Broad Institute patent family both allege owning intellectual property claiming overlapping aspects of CRISPR/Cas9 systems and methods to edit genes in eukaryotic cells, including human cells, our ability to market and sell CRISPR/Cas9-based human therapeutics may be adversely impacted depending on the scope and actual ownership over the inventions claimed in the competing patent portfolios. On June 25, 2019, the Patent Trial and Appeal Board (“PTAB”) of the U.S. Patent and Trademark Office (“USPTO”) declared an interference between the UC/Vienna/Charpentier eukaryotic patent family and the Broad Institute patent family to determine which research group first invented the use of the CRISPR/Cas9 technology in eukaryotic cells and, therefore, is entitled to the patents covering the invention. On August 26, 2019, the PTAB redeclared the interference to include additional UC/Vienna/Charpentier patent applications covering the invention that had also been found allowable by the USPTO. On September 10, 2020, the PTAB issued an order that, among other matters, advanced the proceeding to the priority phase, where both UC/Vienna/Charpentier, which will have the burden of proof, and the Broad Institute will present their respective evidence seeking to prove that they, invented first. As of December 31, 2020, the interference involves 14 allowable patent applications from the UC/Vienna/Charpentier eukaryotic patent family and 13 patents and one patent application from the Broad Institute patent family.

On December 14, 2020, the PTAB declared an additional interference between the same 14 allowable patent applications in the UC/Vienna/Charpentier portfolio, and one patent application owned by ToolGen, Inc., that also purports to cover the use of CRISPR/Cas9 for gene editing in eukaryotic cells, seeking to determine between the two groups which one invented first and is entitled to the resulting patents. This interference is still in its motion phase where the PTAB may consider, among other matters, which party will have the burden of proof in the priority phase. If either the Broad or ToolGen were to succeed in their respective interference, the prevailing party or parties could seek to assert its issued patents against us based on our CRISPR/Cas9-based activities, including commercialization.

In addition, other third parties, such as Vilnius University, MilliporeSigma (a subsidiary of Merck KGaA) and Harvard University, filed patent applications claiming CRISPR/Cas9-related inventions around or within a year after the UC/Vienna/Charpentier application was filed and allege (or may allege) that they invented one or more of the inventions claimed by UC/Vienna/Charpentier before UC/Vienna/Charpentier. If the USPTO deems the scope of the claims of one or more of these parties to sufficiently overlap with the allowable claims from the UC/Vienna/Charpentier application, the USPTO could declare other interference proceedings to determine the actual inventor of such claims. If these third-parties were to prevail in their inventorship claims or obtain patent claims that cover our product candidates or related activities through these various legal proceedings, then we could be prevented from utilizing the intellectual property we have licensed from Caribou, as well as from developing and commercializing all or some of our products candidates unless we can obtain rights to the third-parties’ intellectual property, or avoid or invalidate it.

Further, these third-parties, and others, have also filed patent applications and obtained patents covering aspects of the CRISPR/Cas9 technology in other key jurisdictions, including the European Union members, the U.K., China and Japan.  If these patents are deemed valid and cover our product candidates or related activities, we could be prevented from developing and commercializing all or some of our product candidates unless we license the relevant intellectual property or avoid it.

Defense of any potential infringement claims, regardless of their merit, would involve substantial litigation expense, would be a substantial diversion of management and other employee resources from our business and may impact our reputation. In the event of a successful claim of infringement against us, we may have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, obtain one or more licenses from third parties, pay royalties or redesign our infringing products, which may be impossible or require substantial time and monetary expenditure. In that event, we could be unable to further develop and commercialize our product candidates, which could harm our business significantly.

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

The market price for our common stock historically has been highly volatile and could continue to be subject to wide fluctuations in response to various factors. This volatility may affect the price at which you could sell the shares of our common stock, and the sale of substantial amounts of our common stock could adversely affect the price of our common stock. Our stock price is likely to continue to be volatile and subject to significant price and volume fluctuations in response to market and other factors, including:

•	the success of our or competing products or technologies;
•	results of clinical trials of our product candidates or those of our competitors;
•	regulatory or legal developments in the U.S. and other countries;
•	changes in the structure of healthcare payment systems;
•	market conditions in the pharmaceutical and biotechnology sectors;
•	public perception of the safety of genome editing based therapeutics;
•	the level of expenses related to any of our product candidates or clinical development programs;
•	the results of our efforts to discover, develop, acquire or in-license additional product candidates or products;
•	developments or disputes concerning patent applications, issued patents or other intellectual property rights;
•	the recruitment or departure of key personnel;
•	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
•	variations in our financial results or the financial results of companies that are perceived to be similar to us;
•	sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares;
•	general economic, industry and market conditions; and
•	the other factors summarized and described in this Risk Factors section.

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

As of December 31, 2020, our executive officers, directors, 5% or greater stockholders and their affiliates beneficially owned approximately 51.4% of our outstanding voting stock. These stockholders may have the ability to influence us through their ownership positions. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to control elections of directors or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

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

We will need additional capital in the future to continue our planned operations in addition to the proceeds we received from our initial public offering (“IPO”) in May 2016 and follow-on public offerings in November 2017, June 2020, and December 2020. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. We may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, convertible securities or other equity securities in more than one transaction, investors may be materially diluted by subsequent sales. These sales may also result in material dilution to our existing stockholders, and new investors could gain rights superior to our existing stockholders.

On August 23, 2019, we filed a Registration Statement on Form S-3, as amended (the “2019 Shelf”) with the SEC, which was declared effective on September 12, 2019 (File No. 333-233448) in relation to the registration of common stock, preferred stock, debt securities, warrants and units of any combination thereof. We also simultaneously entered into an Open Market Sale Agreement (the “2019 Sales Agreement”) with the Sales Agent, to provide for the offering, issuance and sale of up to an aggregate amount of $150.0 million of our common stock from time to time in “at-the-market” offerings under the 2019 Shelf and subject to the limitations thereof. We will pay to the Sales Agent cash commissions of 3.0% of the gross proceeds of sales of common stock under the 2019 Sales Agreement. In December 2019, we issued 287,231 shares of our common stock at an average price of $16.48 per share in accordance with the 2019 Sales Agreement for aggregate net proceeds of $4.4 million, after payment of cash commissions to the Sales Agent and approximately $0.2 million related to legal, accounting and other fees in connection with the sales. During the year ended December 31, 2020, we issued 2,270,161 shares of our common stock in a series of sales at an average price of $22.53 per share in accordance with the 2019 Sales Agreement, for aggregate net proceeds of $49.5 million after payment of cash commissions to the Sales Agent and legal, accounting and other fees in connection with the sales. In June 2020, we issued 6,301,370 shares of our common stock, including the exercise in full by the underwriters of their option to purchase an additional 821,917 shares, at the public offering price of $18.25 per share pursuant to the 2019 Shelf for aggregate cash consideration of $107.7 million, after payment of commissions and fees and approximately $0.4 million related to legal, accounting and other fees in connection with the sales. In June 2020 we also issued 925,218 shares of our common stock to Regeneron in a private placement for an aggregate cash consideration of $30.0 million, or $32.42 per share, representing a 100% premium over the volume-weighted average trading price of the Company’s common stock during the 30-day period prior to the closing. In December 2020, we issued 5,513,699 shares of our common stock, including the exercise in full by the underwriters of their option to purchase an additional 719,178 shares, at the public offering price of $36.50 per share pursuant to the 2019 Shelf for aggregate cash consideration of $188.9 million, after deducting the underwriting discount, commissions and offering expenses. In addition, sales of a substantial number of shares of our outstanding common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock. Persons who were our stockholders prior to our IPO continue to hold a substantial number of shares of our common stock that many of them are now able to sell in the public market. Significant portions of these shares are held by a relatively small number of stockholders. Sales by our stockholders of a substantial number of shares, or the expectation that such sales may occur, could significantly reduce the market price of our common stock.

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

We have incurred substantial losses during our history and do not expect to become profitable in the near future, and we may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire. As of December 31, 2020, we had federal and state NOLs of $372.5 million and $373.1 million, respectively, some of which begin to expire in 2034. Federal and certain state NOLs generated in taxable years ending after December 31, 2017 are not subject to expiration. As of December 31, 2020, we had federal and state research and development and other credit carryforwards of approximately $15.0 million and $10.3 million, which begin to expire in 2034 and 2029, respectively. Under Sections 382 and 383 of the Code, if a corporation undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three-year period, the corporation’s ability to use its pre-change NOLs, and other pre-change tax attributes (such as research and development tax credits) to offset its post-change income or taxes may be limited. We may have experienced ownership changes in the past and may experience ownership changes in the future as a result of our initial public offering in May of 2016, follow-on offerings and/or subsequent shifts in our stock ownership (some of which shifts are outside our control). As a result, if we earn net taxable income, our ability to use our pre-change NOLs and research and development tax credits to offset such taxable income and income tax, respectively, could be subject to limitations. Similar provisions of state tax law may also apply. As a result, even if we attain profitability, we may be unable to use a material portion of our NOLs and other tax attributes.

Item 1B.Unresolved Staff Comments

None.

Item 2.	Properties

Our headquarters are located at 40 Erie Street in Cambridge, Massachusetts, where we occupy approximately 65,000 square feet of office and laboratory space. We have a ten-year lease agreement expiring in September 2026, with an option to extend the term of the lease for an additional three years. In addition, we lease and sublease approximately 24,000 square feet of office and laboratory space at 130 Brookline Street in Cambridge, Massachusetts, which expire in 2031 and 2021, respectively. In March 2020, we entered into an agreement to lease approximately 39,000 square feet of office and laboratory space at 281 Albany Street in Cambridge, Massachusetts with an initial term of ten years and an option to extend the lease for two successive five-year terms. As of December 31, 2020 the initial term has not yet commenced as we do not control the underlying asset.

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

Caribou Intellectual Property Arbitration

On October 17, 2018, we initiated an arbitration proceeding against Caribou asserting that Caribou violated the terms and conditions of the Caribou License, as well as other contractual and legal obligations to us, by using and seeking to license to third parties two patent families relating to specific structural or chemical modifications of gRNAs, that were invented or controlled by Caribou, in our exclusive human therapeutic field, before January 30, 2018. Caribou has asserted that the two families of IP are outside the scope of our license. In the arbitration, we seek a declaration that the disputed IP is included within the scope of our exclusive license, an award of compensatory, consequential and punitive damages based on Caribou’s conduct, and an injunction prohibiting Caribou from licensing or using this IP in our exclusive human therapeutics field, among other claims.

On September 26, 2019, we announced that the arbitration panel issued an interim award concluding that both the structural and chemical gRNA modification technologies were exclusively licensed to us by Caribou pursuant to the Caribou License. Nevertheless, the arbitration panel, solely with respect to the clinically modified gRNAs, stated that it will declare that Caribou has an equitable “leaseback”, which it described as exclusive, perpetual and worldwide (the “Caribou Award”). The Caribou Award does not include the structural guide modifications IP also at issue in the arbitration, any other IP exclusively licensed or sublicensed by Caribou to us under the Caribou License (including but not limited to the foundational CRISPR/Cas9 IP co-owned by the Regents of the University of California, University of Vienna and Dr. Emmanuelle Charpentier), or any other of our IP. On February 6, 2020, the panel clarified that the Caribou Award is limited to a particular on-going Caribou program, which seeks to develop a CAR-T cell product directed at CD19. As instructed by the panel, the parties are negotiating the terms of the Caribou Award, including Caribou’s future payments to us. If the negotiations are unsuccessful, the Leaseback terms could be adjudicated in additional arbitration proceedings.

Upon, and subject to the terms of, a final award, which will follow further arbitration or legal proceedings and potential additional negotiations between the parties, Caribou could be able to use the modified gRNAs at issue for CAR-T cell human therapeutics directed at CD19. Either we or Caribou may challenge the arbitration panel’s decisions under limited circumstances.

Although the interim award has no effect on our rights or current programs nor on Caribou’s obligations under the Caribou License, the potential implications and impact the interim award may have cannot be predicted.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the Nasdaq Global Market under the symbol “NTLA”.

As of February 19, 2021, the number of holders of record of our common stock was 19. The actual number of holders of our common stock is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees. This holders of record number also does not include stockholders whose shares may be held in trust by other entities.

Dividends

We have never declared or paid cash dividends on our capital stock. We intend to retain all of our future earnings, if any, to finance the growth and development of our business. We do not intend to pay cash dividends to our stockholders in the foreseeable future.

Stock Performance Graph

The following graph shows a comparison from May 6, 2016, the first date that shares of our common stock were publicly traded, through December 31, 2020, of the cumulative total return on an assumed investment of $100.00 in cash in our common stock, the Nasdaq Composite Index and the Nasdaq Biotechnology Index for the same period. Such returns are based on historical results and are not intended to suggest future performance. Data for the Nasdaq Composite Index and the Nasdaq Biotechnology Index assume reinvestment of dividends.

COMPARISON OF 55 MONTH CUMULATIVE TOTAL RETURN*

Among Intellia Therapeutics, Inc., the NASDAQ Composite Index
and the NASDAQ Biotechnology Index

$350
$300
$250
$200
$150
$100
$50
$0
5/6/16
6/30/16
9/30/16
12/31/16
3/31/17
6/30/17
9/30/17
12/31/17
3/31/18
6/30/18
9/30/18
12/31/18
3/31/19
6/28/19
9/30/19
12/31/19
3/31/20
6/30/20
9/30/20
12/31/20
Intellia Therapeutics, Inc.
NASDAQ Composite XCMP
NASDAQ Biotechnology XNBI

*$100 invested on 5/6/16 in stock and index, including reinvestment of dividends.
Fiscal year ending December 31.

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

Equity Compensation Plans

The information required by Item 5 of Form 10-K regarding equity compensation plans is incorporated herein by reference to Item 12 of Part III of this Annual Report on Form 10-K.

Issuer Purchases of Equity Securities

We did not purchase any of our registered equity securities during the period covered by this Annual Report.

Item 6.	Selected Financial Data.

Reserved.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements included in this Annual Report on Form 10-K, which have been prepared by us in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and with Regulation S-X, promulgated under the Securities Exchange Act of 1934, as amended. This discussion and analysis should be read in conjunction with these consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in Part I, Item 1A. Risk Factors of this Annual Report on Form 10-K, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Information pertaining to fiscal year 2018 was included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 on pages 97 through 111 under Part II, Item 7, “Management’s Discussion and Analysis of Financial Position and Results of Operations,” which was filed with the Securities and Exchange Commission (the “SEC”) on February 27, 2020.

Management Overview

Intellia Therapeutics, Inc. (“we,” “us,” “our,” “Intellia,” or the “Company”) is a leading clinical-stage genome editing company, focused on developing proprietary, potentially curative CRISPR/Cas9-based therapeutics. CRISPR/Cas9, an acronym for Clustered, Regularly Interspaced Short Palindromic Repeats (“CRISPR”)/CRISPR associated 9 (“Cas9”), is a technology for genome editing, the process of altering selected sequences of genomic deoxyribonucleic acid (“DNA”). We believe the breakthrough CRISPR/Cas9 technology has the potential to transform medicine by both producing therapeutics that permanently edit and/or correct disease-associated genes in the human body with a single treatment course and creating enhanced engineered cell therapies. Our combination of deep scientific, technical and clinical development experience, and proprietary innovations in genome editing and delivery technologies, along with our intellectual property (“IP”) portfolio, puts us in a position to unlock broad therapeutic applications of the CRISPR/Cas9 technology and create new classes of therapeutic products. For more information regarding our business, mission and pipeline, see above sections in Part I entitled “Overview”, “Strategy” and “Our Pipeline”.

Financial Overview

Collaboration Revenue

Our revenue consists of collaboration revenue, including amounts recognized related to upfront technology access payments for licenses, technology access fees, research funding and milestone payments earned under our collaboration and license agreements with Regeneron and Novartis.

Research and Development

Research and development expenses consist of expenses incurred in performing research and development activities, such as compensation and benefits, which includes equity-based compensation, for full-time research and development employees, allocated facility-related expenses, overhead expenses, license and milestone fees, contract research, development and manufacturing services, and other related costs.

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

Interest Income

Interest income is income earned on our cash, cash equivalents, restricted cash equivalents and marketable securities.

Results of Operations

The following discussion of the financial condition and results of operations should be read in conjunction with the accompanying consolidated financial statements and the related footnotes thereto.

Comparison of Years Ended December 31, 2020 and 2019

The following table summarizes our results of operations for the years ended December 31, 2020 and 2019:

	Year Ended December 31,		Period-to-
	2020	2019	Period Change
Collaboration revenue	$57,994	$43,103	$14,891
Operating expenses:
Research and development	150,408	108,413	41,995
General and administrative	44,169	41,058	3,111
Total operating expenses	194,577	149,471	45,106
Operating loss	(136,583)	(106,368)	(30,215)
Interest income	2,352	6,835	(4,483)
Net loss	$(134,231)	$(99,533)	$(34,698)

Collaboration Revenue

Collaboration revenue increased by $14.9 million to $58.0 million during the year ended December 31, 2020, as compared to $43.1 million during the year ended December 31, 2019. The increase in collaboration revenue during the year ended December 31, 2020 is primarily caused by an $8.4 million one-time cumulative catch-up adjustment related to the modification of the 2016 Regeneron Agreement as well as $15.3 million related to the transfer of control of the license to develop the Factor VIII target for hemophilia A, partially offset by a decrease in revenue related to the Novartis collaboration as the research portion of the collaboration ended in 2019. Refer to Note 9 to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K for further details.

Research and Development

Research and development expenses increased by $42.0 million to $150.4 million during the year ended December 31, 2020, as compared to $108.4 million during the year ended December 31, 2019.

The following table summarizes our research and development expenses for the years ended December 31, 2020 and 2019, together with the changes in those items in dollars (in thousands) and the respective percentages of change.

	Year Ended December 31,		Period-to-	Percent
	2020	2019	Period Change	Change
Pipeline and platform development expenses	$76,803	$51,380	$25,423	49%
Employee-related expenses	42,193	31,327	10,866	35%
Allocated facility-related expenses	19,530	16,529	3,001	18%
Stock-based compensation expense	10,202	6,986	3,216	46%
Other expenses	1,680	2,191	(511)	-23%
Total research and development expenses	$150,408	$108,413	$41,995	39%

The increase in research and development expenses for the year ended December 31, 2020 compared to the year ended December 31, 2019 was primarily attributable to:

•

approximately $25.4 million in increased pipeline and platform development expenses driven by increased manufacturing and related costs as we prepared to file our CTA and enter the clinic for NTLA-2001, increased preclinical studies for NTLA-2002 and NTLA-5001, and upfront payments associated with a research collaboration and licensing agreement;

•	approximately $10.9 million in employee-related expenses driven by an increase in the size of our workforce due to the advancement of our programs;

•	approximately $3.0 million in increased facility-related expenses primarily related to rent, depreciation and technology expense allocated to research and development; and

•	approximately $3.2 million in increased stock-based compensation driven by our larger workforce.

During 2021, we expect research and development expenses to increase as we continue to grow our development team, execute clinical trials for ATTR and progress our AML and HAE programs into the clinic.

General and Administrative

General and administrative expenses increased by $3.1 million to $44.2 million during the year ended December 31, 2020, compared to $41.1 million during the year ended December 31, 2019. This increase was primarily related to a $5.7 million increase in employee-related expenses to support our growth and advancement into the clinic, offset by a decrease in legal expenses of $2.2 million.

Interest Income

Interest income decreased by approximately $4.5 million to $2.4 million during the year ended December 31, 2020 as compared to $6.8 million during the year ended December 31, 2019. This decrease was due to a decline in investment income due to unfavorable market conditions.

Liquidity and Capital Resources

Since our inception through December 31, 2020, we have raised an aggregate of $1,117.6 million to fund our operations, of which $272.6 million was through our collaboration agreements, $170.5 million was from our initial public offering and concurrent private placements, $438.3 million was from follow-on public offerings, $151.2 million was from at-the-market offerings and $85.0 million was from the sale of convertible preferred stock.

As of December 31, 2020, we had $597.4 million in cash, cash equivalents and marketable securities.

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

Follow-on Offerings

On June 1, 2020, we entered into an underwriting agreement related to a public offering of 6,301,370 shares of our common stock, par value $0.0001 per share, including the exercise in full by the underwriters of their option to purchase an additional 821,917 shares, at the public offering price of $18.25 per share. The offering closed on June 5, 2020 and we received net proceeds of $107.7 million, after deducting the underwriting discount, commissions and offering expenses.

On December 1, 2020, we entered into an underwriting agreement related to a public offering of 5,513,699 shares of our common stock, par value $0.0001 per share, including the exercise in full by the underwriters of their option to purchase an additional 719,178 shares, at the public offering price of $36.50 per share. The offering closed on December 4, 2020 and we received net proceeds of $188.9 million, after deducting the underwriting discount, commissions and offering expenses.

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

In August 2019, we entered into an Open Market Sale Agreement (the “2019 Sales Agreement”) with Jefferies, under which Jefferies is able to offer and sell, from time to time in “at-the-market” offerings, shares of our common stock having aggregate gross proceeds of up to $150.0 million. We agreed to pay to Jefferies cash commissions of 3.0% of the gross proceeds of sales of common stock under the 2019 Sales Agreement. During the year ended December 31, 2019, we issued 287,231 shares of our common stock, in a series of sales, at an average price of $16.48 per share, in accordance with the 2019 Sales Agreement for aggregate net proceeds of $4.4 million, after payment of cash commissions to Jefferies and approximately $0.2 million related to legal, accounting and other fees in connection with the sales. During the year ended December 31, 2020, we issued 2,270,161 shares of our common stock in a series of sales at an average price of $22.53 per share in accordance with the 2019 Sales Agreement, for aggregate net proceeds of $49.5 million after payment of cash commissions to Jefferies and approximately $0.2 million related to legal, accounting and other fees in connection with the sales.

As of December 31, 2020, $94.1 million in shares of common stock remain eligible for sale under the 2019 Sales Agreement.

Shares Issued in Private Placement to Regeneron

As described in Note 9 to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K, in May 2020 we entered into the 2020 Regeneron Amendment. Simultaneously with the 2020 Regeneron Amendment, we and Regeneron entered into the 2020 Stock Purchase Agreement, under which we sold to Regeneron 925,218 shares of our common stock, par value $0.0001 per share, for aggregate cash consideration of $30.0 million, or $32.42 per share, representing a 100% premium over the volume-weighted average trading price of our common stock during the 30-day period prior to the closing. Under the 2020 Stock Purchase Agreement, Regeneron will not dispose of any shares of common stock it beneficially owns in Intellia until the termination of the Technology Collaboration Term (see Note 9). After applying equity accounting guidance to measure the issuance of the shares, $12.6 million was recorded as fair value in the consolidated statement of stockholders’ equity for the shares.

Funding Requirements

Our primary uses of capital are, and we expect will continue to be, research and development contracted services, compensation and related expenses, laboratory and office facilities, research supplies, legal and regulatory expenses, patent prosecution filing and maintenance costs for our licensed IP and general overhead costs. During 2021, we expect our expenses to increase compared to prior periods in connection with our ongoing activities as we continue to grow our research and development team and clinical development in TTR and advance additional programs into clinical development.

Because our lead programs are still in the preclinical or early clinical stage and the outcome of these efforts is uncertain, we cannot estimate the actual amounts necessary to successfully complete the development and commercialization of any future product candidates or whether, or when, we may achieve profitability. Until such time as we can generate substantial product revenues, if ever, we expect to finance our ongoing cash needs through equity financings and collaboration arrangements. We receive cost reimbursements from Regeneron for the ATTR and hemophilia programs. Additionally, we are eligible to earn milestone payments and royalties, in each case, on a per-product basis under our collaboration with Novartis and on a per-target basis under our collaboration with Regeneron, subject to the provisions of our agreements with each of them. Except for these sources of funding, we will not have any committed external source of liquidity. To the extent that we raise additional capital through the future sale of equity, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing stockholders. If we raise additional funds through collaboration arrangements in the future, we may have to relinquish valuable rights to our technologies, future revenue streams or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Outlook

Based on our research and development plans and our expectations related to the progress of our programs, we expect that our cash, cash equivalents and marketable securities as of December 31, 2020, as well as research and cost reimbursement funding from Regeneron, will enable us to fund our ongoing operating expenses and capital expenditure requirements at least through the next twenty-four months, excluding any potential milestone payments or extension fees that could be earned and distributed under the collaboration agreements with Regeneron and Novartis or any strategic use of capital not currently in the base case planning assumptions. We have based this estimate on current assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect.

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

Cash Flows

The following is a summary of cash flows for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
	2020	2019
	(In millions)
Net cash used in operating activities	$(49.9)	$(103.2)
Net cash (used in) provided by investing activities	(214.5)	25.2
Net cash provided by financing activities	371.8	76.4

Net cash used in operating activities

Net cash used in operating activities of $49.9 million during the year ended December 31, 2020 primarily reflects the receipt of a $70.0 million up-front payment and $12.2 million in additional payments under our collaboration with Regeneron and $6.0 million in payments from Novartis, offset in part by increased spend in our research and development activities. Net cash used in operating activities of $103.2 million during the year ended December 31, 2019 primarily reflects increased spend in our research and development and general and administrative activities, offset in part by the receipt of $18.9 million in payments from our collaboration partners during those periods.

Net cash (used in) provided by investing activities

During the year ended December 31, 2020, our investing activities used net cash of $214.5 million. The decrease in the year ended December 31, 2020 is primarily related to a decrease of $210.9 million from marketable securities activity during the period, as $473.7 million in marketable securities were purchased and $262.8 million in marketable securities matured, as well as the use of $3.6 million in cash for the purchase of property and equipment. During the year ended December 31, 2019, our investing activities provided net cash of $25.2 million. The increase in the year ended December 31, 2019 is primarily due to an increase of $32.0 million from marketable securities activity during the period, as $329.0 million in marketable securities matured and $297.0 million in marketable securities were purchased. This increase was offset in part by the use of $6.8 million related to purchases of property and equipment as we continue to grow our operations.

Net cash provided by financing activities

Net cash provided by financing activities of $371.8 million during the year ended December 31, 2020 includes $296.6 million in proceeds from follow-on offerings, $49.5 million in net proceeds from at-the-market offerings, $12.6 million in proceeds from the issuance of common stock to Regeneron in a private placement, $11.6 million in cash received from the exercise of stock options and $1.6 million in cash received from the issuance of shares through our employee stock purchase plan. Net cash provided by financing activities of $76.4 million during the year ended December 31, 2019 includes $72.3 million in net proceeds from at-the-market offerings, $3.1 million in cash received from the exercise of stock options and $1.1 million in cash received from the issuance of shares through our employee stock purchase plan.

Contractual Obligations

The following summarizes our contractual obligations as of December 31, 2020:

	Payments Due by Period
	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
	(In millions)
Property leases - commenced	$49.0	$7.8	$13.3	$14.3	$13.6
Property leases - not yet commenced	44.3	2.6	12.2	13.3	16.2
Other arrangements	6.1	6.1	-	-	-

Property Leases – Commenced

The amounts reported for property leases represent future minimum lease payments under non-cancelable operating leases in effect as of December 31, 2020. The minimum lease payments do not include common area maintenance charges or real estate taxes.

Property Leases – Not yet Commenced

In March 2020, we entered into a lease agreement for office and laboratory space at 281 Albany Street in Cambridge, Massachusetts, which is described in further detail in Note 10 of the consolidated financial statements included in this Annual Report on Form 10-K. In connection therewith, we have committed to making at least $44.3 million in rental payments over a lease term of 120 months.

Other Arrangements

Other arrangements represent agreements with certain vendors for supply manufacturing, clinical research organizations and other services and products that are enforceable and legally binding.

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

The transaction price is determined based on the consideration to which we will be entitled in exchange for transferring goods and services to the customer. To the extent the transaction price includes variable consideration, we estimate the amount of variable consideration that should be included in the transaction price utilizing either the expected value method or the most likely amount method, depending on the nature of the variable consideration. Variable consideration is included in the transaction price if, in our judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. Any estimates, including the effect of the constraint on variable consideration, are evaluated at each reporting period for any changes. Determining the transaction price requires significant judgment, which is discussed in further detail for each of our collaboration agreements in Note 9. In addition, none of our contracts as of December 31, 2020 contained a significant financing component.

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

As of December 31, 2020, our only revenue recognized is related to collaboration agreements with third parties which are either within the scope of ASC 606, under which we license certain rights to our product candidates to third parties, or within the scope of ASC 808, Collaborative Arrangements (“ASC 808”) if it involves a joint operating activity pursuant to which we are an active participant and are exposed to significant risks and rewards with respect to the arrangement. As discussed in further detail in Note 9, we enter into out-licensing agreements which are within the scope of ASC 606, under which we license certain rights to our product candidates to third parties. The terms of these arrangements typically include payment to us of one or more of the following: nonrefundable, upfront fees; development, regulatory, and commercial milestone payments; research and development funding payments; and royalties on the net sales of licensed products. Each of these payments results in collaboration revenues, except for revenues from royalties on the net sales of licensed products, which are classified as royalty revenues. For arrangements within the scope of ASC 808, the terms of these arrangements typically include payments received or made under the cost sharing provisions which are recognized as a component of revenues in the consolidated statements of operations and comprehensive loss.

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

Milestone payments: At the inception of each arrangement that includes development milestone payments, we evaluate the probability of reaching the milestones and estimate the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur in the future, the associated milestone value is included in the transaction price. Milestone payments that are not within our control or the licensee’s control, such as regulatory approvals, are not considered probable of being achieved until those approvals are received and therefore revenue recognized is constrained as management is unable to assert that a reversal of revenue would not be probable. The transaction price is then allocated to each performance obligation on a relative standalone selling price basis, for which we recognize revenue as or when the performance obligations under the contract are satisfied. At the end of each subsequent reporting period, we re-evaluate the probability of achievement of such development milestones and any related constraint, and if necessary, adjust our estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect collaboration revenues and earnings in the period of adjustment.

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

Equity-Based Compensation

We measure employee equity-based compensation based on the grant date fair value of the equity awards using the Black-Scholes option pricing model. Equity-based compensation expense is recognized on a straight-line basis over the requisite service period of the awards and is adjusted for pre-vesting forfeitures in the period in which the forfeitures occur. For equity awards that have a performance condition, we recognize stock-based compensation expense using the accelerated attribution method, based on our assessment of the probability that the performance condition will be achieved.

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

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of December 31, 2020, we had cash equivalents, restricted cash equivalents and marketable securities of $601.2 million consisting of interest-bearing money market accounts, commercial paper, corporate and financial institution debt securities, U.S. Treasury securities and asset-backed securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are primarily in marketable securities. Due to the short-term duration of our investment portfolios and the low risk profile of our investments, we do not believe an immediate change of 100 basis points, or one percentage point, would have a material effect on the fair market value of our investment portfolio. Declines in interest rates, however, would reduce future investment income.

We do not have any foreign currency or derivative financial instruments. Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our results of operations during the year ended December 31, 2020.

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

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2020.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013 framework) (“COSO”). Based on its assessment, management believes that, as of December 31, 2020, our internal control over financial reporting is effective based on those criteria.

Deloitte & Touche LLP, our independent registered public accounting firm, has issued an attestation report on the effectiveness of our internal control over financial reporting, which is included below.

Changes in Internal Controls over Financial Reporting

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. As a result of the COVID-19 pandemic, since March 2020, we have requested that our employees work remotely, as appropriate. We have not identified any material changes in our internal control over financial reporting as a result of these changes to the working environment. We are continually monitoring and assessing the COVID-19 situation to determine any potential impacts on the design and operating effectiveness of our internal controls over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Intellia Therapeutics, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Intellia Therapeutics, Inc. and subsidiary (the “Company”) as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2020, of the Company and our report dated February 25, 2021 expressed an unqualified opinion on those financial statements.

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

February 25, 2021

Item 9B.	Other Information

None.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K and is incorporated by reference from our definitive proxy statement relating to our 2021 annual meeting of stockholders, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, also referred to in this Annual Report on Form 10-K as our 2020 Proxy Statement, which we expect to file with the SEC no later than April 30, 2021.

Item 10.	Directors, Executive Officers and Corporate Governance

Information regarding our directors, including the audit committee and audit committee financial experts, and executive officers and compliance with Section 16(a) of the Exchange Act will be included in our 2021 Proxy Statement and is incorporated herein by reference.

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

The information required by this item regarding executive compensation will be included in our 2021 Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item regarding security ownership of certain beneficial owners and management and securities authorized for issuance under equity compensation plans will be included in our 2021 Proxy Statement and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item regarding certain relationships and related transactions and director independence will be included in our 2021 Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information required by this item regarding principal accounting fees and services will be included in our 2021 Proxy Statement and is incorporated herein by reference.

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Intellia Therapeutics, Inc. and subsidiary (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Critical Audit Matter

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

Revenue Recognition — Collaboration Arrangements – Refer to Notes 2 and 9 to the financial statements.

Critical Audit Matter Description

The Company recognizes collaboration revenue on license and collaboration agreements as they fulfill their performance obligations and transfer control of goods and services to the customer. During 2020, the Company amended one of their license and collaboration agreements which resulted in management applying judgment in determining the accounting for the modified agreement, and in particular, in identifying the distinct performance obligations, as well as measuring the fair value of common stock issued in connection with the amendment to determine the transaction price. The Company recorded collaboration revenue of $58.0 million for the year ended December 31, 2020, of which $37.0 million was recognized pertaining to the impact of, and performance subsequent to, the amendment of the license and collaboration agreement.

Auditing the Company’s accounting for revenues pertaining to the amendment required an increased extent of effort and a high degree of auditor judgment, including the need to involve our fair value specialists, due to the complex and judgmental nature of evaluating the terms and assumptions of the related amendment and the appropriate accounting for the modification under the guidance.

How the Critical Audit Matter Was Addressed in the Audit

Our principal audit procedures related to the Company’s revenue recognition for the amendment included the following:

•

We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s processes for assessing the accounting treatment of modifications to existing collaboration agreements and controls over the determination of the fair value of the common stock issued.

•	With the assistance of professionals in our firm having expertise in revenue accounting, we evaluated the Company’s conclusions regarding the accounting for the modification of the agreement.
•

We tested and evaluated, among other things, the performance obligations identified, the estimates and assumptions used to determine transaction price, and the allocation of transaction price to performance obligations.

•	We tested the mathematical accuracy of management’s calculations of revenue and the associated timing of revenue recognized in the financial statements.
•

We tested the fair value of the common stock issued in connection with the amendment. With the assistance of our fair value specialists, we evaluated the reasonableness of the (1) valuation methodology and (2) discount rate, including testing the source information underlying the determination of the discount rate, testing the mathematical accuracy of the calculation, and developing a range of independent estimates and comparing those to the discount rate selected by management.

/s/ Deloitte & Touche LLP

Boston, Massachusetts
February 25, 2021

We have served as the Company's auditor since 2015.

INTELLIA THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands except share and per share data)

	December 31, 2020	December 31, 2019
ASSETS
Current Assets:
Cash and cash equivalents	$160,020	$57,226
Marketable securities	437,351	222,500
Accounts receivable	2,130	4,620
Prepaid expenses and other current assets	17,016	5,135
Total current assets	616,517	289,481
Marketable securities - noncurrent	-	4,746
Property and equipment, net	15,943	17,996
Operating lease right-of-use assets	39,114	19,137
Other assets	4,748	2,920
Total Assets	$676,322	$334,280
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$10,460	$3,941
Accrued expenses	25,554	13,273
Current portion of operating lease liability	5,696	5,745
Current portion of deferred revenue	22,544	12,674
Total current liabilities	64,254	35,633
Deferred revenue, net of current portion	51,387	16,136
Long-term operating lease liability	33,609	12,630
Commitments and contingencies (Note 8)
Stockholders’ Equity:
Common stock, $0.0001 par value; 120,000,000 shares authorized; 66,234,056 and 50,198,044 shares issued and outstanding at December 31, 2020 and 2019, respectively	7	5
Additional paid-in capital	962,173	570,493
Accumulated other comprehensive income	1	261
Accumulated deficit	(435,109)	(300,878)
Total stockholders’ equity	527,072	269,881
Total Liabilities and Stockholders’ Equity	$676,322	$334,280

See notes to consolidated financial statements.

INTELLIA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Amounts in thousands except per share data)

	Year Ended December 31,
	2020	2019	2018
Collaboration revenue	$57,994	$43,103	$30,434
Operating expenses:
Research and development	150,408	108,413	89,115
General and administrative	44,169	41,058	32,189
Total operating expenses	194,577	149,471	121,304
Operating loss	(136,583)	(106,368)	(90,870)
Interest income	2,352	6,835	5,527
Net loss	$(134,231)	$(99,533)	$(85,343)
Net loss per share, basic and diluted	$(2.40)	$(2.11)	$(1.98)
Weighted average shares outstanding, basic and diluted	55,987	47,247	43,069
Other comprehensive (loss) income:
Unrealized (loss) gain on marketable securities	(260)	289	(28)
Comprehensive loss	$(134,491)	$(99,244)	$(85,371)

See notes to consolidated financial statements.

INTELLIA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share data)

			Additional	Accumulated Other		Total
	Common		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	(Loss) Income	Deficit	Equity
Balance at December 31, 2017	42,384,623	$4	$421,706	$-	$(121,113)	$300,597
Retroactive adjustment to beginning accumulated deficit for adoption of ASU 2014-09	-	-	-	-	5,431	5,431
Issuance of common stock through at-the-market offerings, net of issuance costs of $424	1,659,300	1	28,547	-	-	28,548
Exercise of stock options	1,142,944	-	10,651	-	-	10,651
Issuance of shares under employee stock purchase plan	68,865	-	1,018	-	-	1,018
Equity-based compensation	(31,252)	-	17,046	-	-	17,046
Other comprehensive loss	-	-	-	(28)	-	(28)
Net loss	-	-	-	-	(85,343)	(85,343)
Balance at December 31, 2018	45,224,480	5	478,968	(28)	(201,025)	277,920
Retroactive adjustment to beginning accumulated deficit for adoption of ASC 842	-	-	-	-	(320)	(320)
Issuance of common stock through at-the-market offerings, net of issuance costs of $363	4,518,579	-	72,256	-	-	72,256
Exercise of stock options	364,404	-	3,086	-	-	3,086
Issuance of shares under employee stock purchase plan	90,581	-	1,092	-	-	1,092
Equity-based compensation	-	-	15,091	-	-	15,091
Other comprehensive income	-	-	-	289	-	289
Net loss	-	-	-	-	(99,533)	(99,533)
Balance at December 31, 2019	50,198,044	5	570,493	261	(300,878)	269,881
Issuance of common stock through follow-on offerings, net of issuance costs of $669	11,815,069	2	296,605	-	-	296,607
Issuance of common stock to Regeneron	925,218	-	12,580	-	-	12,580
Issuance of common stock through at-the-market offerings, net of issuance costs of $151	2,270,161	-	49,461	-	-	49,461
Exercise of stock options	840,824	-	11,574	-	-	11,574
Vesting of restricted stock units	82,829	-	-	-	-	-
Issuance of shares under employee stock purchase plan	101,911	-	1,557	-	-	1,557
Equity-based compensation	-	-	19,903	-	-	19,903
Other comprehensive loss	-	-	-	(260)	-	(260)
Net loss	-	-	-	-	(134,231)	(134,231)
Balance at December 31, 2020	66,234,056	$7	$962,173	$1	$(435,109)	$527,072

INTELLIA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Year Ended December 31,
	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(134,231)	$(99,533)	$(85,343)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,311	5,587	4,464
Loss on disposal of property and equipment	35	1	75
Equity-based compensation	19,903	15,091	17,046
Accretion of investment premiums (discounts)	538	(3,725)	(676)
Changes in operating assets and liabilities:
Accounts receivable	2,490	2,927	2,924
Prepaid expenses and other current assets	(9,206)	(1,763)	310
Operating right-of-use assets	6,457	5,728	-
Other assets	83	153	1,022
Accounts payable	5,060	1,880	232
Accrued expenses	13,031	2,310	2,780
Deferred revenue	45,121	(27,122)	(3,936)
Operating lease liabilities	(5,504)	(4,774)	-
Other long-term liabilities	-	-	(155)
Net cash used in operating activities	(49,912)	(103,240)	(61,257)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(3,585)	(6,794)	(6,358)
Proceeds from sale of property and equipment	-	-	131
Purchases of marketable securities	(473,702)	(297,030)	(254,555)
Maturities of marketable securities	262,800	329,000	-
Net cash (used in) provided by investing activities	(214,487)	25,176	(260,782)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock through follow-on offerings, net of issuance costs of $0.7 million	296,607	-	-
Proceeds from issuance of common stock through at-the-market offerings, net of issuance costs of $0.2 million	49,461	72,256	28,547
Proceeds from issuance of common stock to Regeneron	12,580	-	-
Proceeds from options exercised	11,574	3,086	10,652
Issuance of shares through employee stock purchase plan	1,557	1,092	1,018
Net cash provided by financing activities	371,779	76,434	40,217
Net increase (decrease) in cash, cash equivalents and restricted cash equivalents	107,380	(1,630)	(281,822)
Cash, cash equivalents and restricted cash equivalents, beginning of period	57,226	58,856	340,678
Cash, cash equivalents and restricted cash equivalents, end of period	$164,606	$57,226	$58,856

Reconciliation of cash, cash equivalents and restricted cash equivalents to consolidated balance sheet:
Cash and cash equivalents	$160,020	$57,226	$58,856
Restricted cash equivalents, included in prepaids and other current assets and other assets	4,586	-	-
Total cash, cash equivalents and restricted cash equivalents	$164,606	$57,226	$58,856

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Purchases of property and equipment unpaid at period end	$1,508	$800	$1,071
Right-of-use assets acquired under operating leases	26,432	2,554	-

See notes to consolidated financial statements.

INTELLIA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.The Company

Intellia Therapeutics, Inc. (“Intellia” or the “Company”) is a leading clinical-stage genome editing company, focused on developing proprietary, potentially curative CRISPR/Cas9-based therapeutics. CRISPR/Cas9, an acronym for Clustered, Regularly Interspaced Short Palindromic Repeats (“CRISPR”)/CRISPR associated 9 (“Cas9”), is a technology for genome editing, the process of altering selected sequences of genomic deoxyribonucleic acid (“DNA”). The Company believes the breakthrough CRISPR/Cas9 technology has the potential to transform medicine by both producing therapeutics that permanently edit and/or correct disease-associated genes in the human body with a single treatment course, and creating enhanced engineered cells therapies. The Company’s combination of deep scientific, technical and clinical development experience, and proprietary innovations in genome editing and delivery technologies, along with its intellectual property (“IP”) portfolio, puts it in a position to unlock broad therapeutic applications of the CRISPR/Cas9 technology and create new classes of therapeutic products.

The Company was founded and commenced active operations in mid-2014. The Company will require substantial additional capital to fund its research and development. The Company is subject to risks and uncertainties common to early stage companies in the biotechnology industry, including, but not limited to, development by competitors of more advanced or effective therapies, dependence on key executives, protection of and dependence on proprietary technology, compliance with government regulations and ability to secure additional capital to fund operations. Programs currently in development or moving into development will require significant additional research and development efforts, including preclinical and clinical testing and regulatory approval prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel and infrastructure and extensive compliance-reporting capabilities. Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will realize significant revenue from product sales.

Liquidity

Since its inception through December 31, 2020, the Company has raised an aggregate of $1,117.6 million to fund its operations, of which $272.6 million was through its collaboration agreements, $170.5 million was from its initial public offering (“IPO”) and concurrent private placements, $438.3 million was from follow-on public offerings, $151.2 million was from at-the-market offerings and $85.0 million was from the sale of convertible preferred stock. The Company expects that its cash, cash equivalents and marketable securities as of December 31, 2020, as well as research and cost reimbursement funding from its collaboration agreement with Regeneron Pharmaceuticals, Inc. (“Regeneron”) (see Note 9), will enable the Company to fund its ongoing operating expenses and capital expenditure requirements for at least the twelve-month period following the issuance of these consolidated financial statements.

2.Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Intellia Therapeutics, Inc. and its wholly owned, controlled subsidiary, Intellia Securities Corp. All intercompany balances and transactions have been eliminated in consolidation. Comprehensive loss is comprised of net loss and gain/loss on marketable securities.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates, judgments and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates in these consolidated financial statements have been made in connection with the calculation of revenues, research and development expenses and equity-based compensation expense. The Company bases its estimates on historical experience and various other assumptions that management believes to be reasonable under the circumstances at the time such estimates are made. Actual results could differ from those estimates. The Company periodically reviews its estimates in light of changes in circumstances, facts and experience. The extent of the impact of the coronavirus disease 19 (“COVID-19”) pandemic on the Company’s operational and financial performance will depend on certain developments, including the length and severity of this pandemic, as well as its effect on our employees, collaborators and vendors, all of which are uncertain and cannot be predicted. The Company cannot reasonably estimate the extent to which the disruption may materially impact its consolidated results of operations or financial position.

The effects of material revisions in estimates are reflected in the consolidated financial statements prospectively from the date of the change in estimate.

Fair Value Measurements

The Company’s financial instruments include cash equivalents, marketable securities, accounts receivable, accounts payable and accrued expenses. Certain of the Company’s financial assets, including cash equivalents and marketable securities, have been initially valued at the transaction price, and subsequently revalued at the end of each reporting period, utilizing third-party pricing services or other observable market data. The pricing services utilize industry standard valuation models and observable market inputs to determine value.

Refer to Note 4 for further information regarding the Company’s fair value measurements.

Other financial instruments, including accounts receivable, accounts payable and accrued expenses, are carried at cost, which approximate fair value due to the short duration and term to maturity.

Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. As of December 31, 2020 and 2019, cash equivalents consisted of interest-bearing money market accounts.

Restricted Cash Equivalents

The Company has restricted cash equivalents made up of money market funds held in collateral accounts that are restricted to secure a letter of credit in accordance with the lease for 281 Albany Street that the Company entered into in March of 2020 (see Note 10). The letter of credit, in the amount of $1.9 million, is required to be maintained throughout the term of the lease, which is ten years. These restricted cash equivalents are long-term in nature and are included in “Other Assets” in the Company’s consolidated balance sheet.

The Company also has funds received from certain grants that are restricted as to their use and are therefore classified as restricted cash equivalents. These funds amounted to approximately $2.7 million as of December 31, 2020 and are included in “Prepaid Expenses and Other Current Assets” in the Company’s consolidated balance sheet as it is expected that they will be used within the next twelve months.

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

Accounts receivable represent amounts due from collaboration partners. The Company monitors economic conditions to identify facts or circumstances that may indicate that any of its accounts receivable are at risk of collection. As of December 31, 2020, the Company’s collaboration partner, Regeneron, accounted for all of the Company’s accounts receivable. As of December 31, 2019, the Company’s two collaboration partners, Regeneron and Novartis Institutes for BioMedical Research, Inc. (“Novartis”), accounted for all of the Company’s accounts receivable.

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

Revenue Recognition

The Company adopted Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) and its related amendments (collectively known as Accounting Standard Codification (“ASC”) 606 “ASC 606”) on January 1, 2018 using the modified retrospective method. The adoption of ASC 606 represented a change in accounting principle that more closely aligned revenue recognition with the delivery of the Company’s goods and services and provides financial statement readers with enhanced disclosures.

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

The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring goods and services to the customer. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing either the expected value method or the most likely amount method, depending on the nature of the variable consideration. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. Any estimates, including the effect of the constraint on variable consideration, are evaluated at each reporting period for any changes. Determining the transaction price requires significant judgment, which is discussed in further detail for each of the Company’s collaboration agreements in Note 9. In addition, none of the Company’s contracts as of December 31, 2020 contained a significant financing component.

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

As of December 31, 2020, the Company’s only revenue recognized is related to collaboration agreements with third parties which are either within the scope of ASC 606, under which the Company licenses certain rights to its product candidates to third parties, or within the scope of ASC 808, Collaborative Arrangements (“ASC 808”) if it involves a joint operating activity pursuant to which the Company is an active participant and is exposed to significant risks and rewards with respect to the arrangement. For the collaboration arrangements under the scope of ASC 606, as discussed in further detail in Note 9, the terms of these arrangements typically include payment to the Company of one or more of the following: nonrefundable, upfront fees; development, regulatory, and commercial milestone payments; research and development funding payments; and royalties on the net sales of licensed products. Each of these payments results in collaboration revenues, except for revenues from royalties on the net sales of licensed products, which are classified as royalty revenues. For arrangements within the scope of ASC 808, the terms of these arrangements typically include payments received or made under the cost sharing provisions which are recognized as a component of revenues in the consolidated statements of operations and comprehensive loss.

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

Milestone payments: At the inception of each arrangement that includes development milestone payments, the Company evaluates the probability of reaching the milestones and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur in the future, the associated milestone value is included in the transaction price. Milestone payments that are not within the control of the Company or the licensee, such as regulatory approvals, are not considered probable of being achieved until those approvals are received and therefore revenue recognized is constrained as management is unable to assert that a reversal of revenue would not be probable. The transaction price is then allocated to each performance obligation on a relative standalone selling price basis, for which the Company recognizes revenue as or when the performance obligations under the contract are satisfied. At the end of each subsequent reporting period, the Company re-evaluates the probability of achievement of such development milestones and any related constraint and, if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect collaboration revenues and earnings in the period of adjustment.

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

The Company receives payments from its customers based on billing schedules or upon the achievement of milestones established in each contract. The Company’s contract liabilities consist of deferred revenue. Upfront payments and fees are recorded as deferred revenue upon receipt or when due and may require deferral of revenue recognition to a future period until the Company satisfies its obligations under these arrangements.

The Company also considers the nature and contractual terms of an arrangement and assesses whether the arrangement involves a joint operating activity pursuant to which the Company is an active participant and is exposed to significant risks and rewards with respect to the arrangement. If the Company is an active participant and is exposed to the significant risks and rewards with respect to the arrangement, the Company accounts for the arrangement under ASC 808. Based on this consideration, the Company accounts for its Co-Development and Co-Promotion (“Co/Co”) Agreements with Regeneron under ASC 808. Because ASC 808 does not provide recognition and measurement guidance for collaborative arrangements, the Company has analogized to ASC 606. Refer to Note 9 for additional information regarding the Company’s collaboration agreements.

Research and Development Expenses

Research and development costs are expensed as incurred. Research and development expenses consist of salaries, equity-based compensation and benefits of employees, lab supplies and materials, allocated facilities expenses, overhead expenses, fees paid to subcontractors and contract research organizations and other external expenses.

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

Equity-Based Compensation

The Company measures employee equity-based compensation based on the grant date fair value of the equity awards using the Black-Scholes option pricing model. Equity-based compensation expense is recognized on a straight-line basis over the requisite service period of the awards and is adjusted for pre-vesting forfeitures in the period in which the forfeitures occur. For equity awards that have a performance condition, the Company recognizes stock-based compensation expense using the accelerated attribution method, based on its assessment of the probability that the performance condition will be achieved.

The Company classifies equity-based compensation expense in its consolidated statement of operations and comprehensive loss in the same manner in which the award recipient’s salary and related costs are classified or in which the award recipient’s service payments are classified.

(Loss) Earnings per Share

The Company calculates basic (loss) earnings per share by dividing net (loss) income for each respective period by the weighted average number of common shares outstanding for each respective period. The Company computes diluted (loss) earnings per share after giving consideration to the dilutive effect of stock options and unvested restricted stock that are outstanding during the period, except where such securities would be anti-dilutive.

Segment Information

The Company manages its operations as a single segment for the purposes of assessing performance and making operating decisions. The Company’s one business segment is the development of genome editing-based therapies. All of the Company’s assets are held in the U.S. and all of the Company’s revenue has been generated in the U.S.

Recent Accounting Pronouncements – Adopted

In August 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). The new standard modifies disclosure requirements related to fair value measurement. The Company adopted ASU 2018-13 on January 1, 2020. The adoption did not have a material impact on the Company’s consolidated financial statements as of and for the year ended December 31, 2020.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). The standard changes how credit losses are measured for most financial assets and certain other instruments. For trade and other receivables, the standard requires the use of a new forward-looking “expected credit loss” model that generally will result in the earlier recognition of allowances for losses. For available-for-sale debt securities with unrealized losses, the standard now requires allowances to be recorded instead of reducing the amortized cost of the investment. With certain exceptions, the guidance is applied using a modified retrospective approach by reflecting adjustments through a cumulative-effect impact to retained earnings as of the beginning of the fiscal year of adoption. The Company adopted ASU 2016-13 on January 1, 2020. The adoption did not have a material effect on the Company’s consolidated financial statements as of and for the year ended December 31, 2020.

Recent Accounting Pronouncements – Issued but not yet adopted

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). The amendments in ASU 2019-12 will be effective beginning January 1, 2021. The Company does not anticipate that the adoption of ASU 2019-12 will have a material effect on the Company’s consolidated financial statements.
3.	Marketable Securities

The following table summarizes the Company’s available-for-sale marketable securities as of December 31, 2020 and 2019 at net book value:

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Marketable securities:
U.S. Treasury and other government securities	$245,666	$13	$(11)	$245,668
Financial institution debt securities	138,445	6	(8)	138,443
Corporate debt securities	41,765	3	(2)	41,766
Other asset-backed securities	11,474	1	(1)	11,474
Total	$437,350	$23	$(22)	$437,351

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Marketable securities:
U.S. Treasury securities	$159,361	$142	$(1)	$159,502
Financial institution debt securities	40,173	105	-	40,278
Corporate debt securities	18,966	1	-	18,967
Other asset-backed securities	8,485	14	-	8,499
Total	$226,985	$262	$(1)	$227,246

The amortized cost of available-for-sale securities is adjusted for amortization of premiums and accretion of discounts to maturity. At December 31, 2020 and 2019, the balance in the Company’s accumulated other comprehensive income was composed of activity related to the Company’s available-for-sale marketable securities. There were no material realized gains or losses in the years ended December 31, 2020, 2019 or 2018. The Company did not reclassify any amounts out of accumulated other comprehensive income during these periods. The Company did not have any securities in a material unrealized loss position at December 31, 2020 or 2019.

The Company's available-for-sale securities that are classified as short-term marketable securities in the consolidated balance sheet mature within one year or less as of the balance sheet date. Available-for-sale securities that are classified as noncurrent in the consolidated balance sheet are those that mature after one year but within five years from the balance sheet date and that the Company does not intend to dispose of within the next twelve months. At December 31, 2020 and 2019, the Company did not hold any investments that matured beyond five years of the balance sheet date.

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

As of December 31, 2020 and 2019, the Company’s financial assets recognized at fair value on a recurring basis consisted of the following:

	Fair Value as of December 31, 2020
	Total	Level 1	Level 2	Level 3
	(In thousands)
Cash equivalents and restricted cash equivalents	$163,805	$163,805	$-	$-
Marketable securities:
U.S. Treasury and other government securities	245,668	241,664	4,004	-
Financial institution debt securities	138,443	-	138,443	-
Corporate debt securities	41,766	-	41,766	-
Other asset-backed securities	11,474	-	11,474	-
Total marketable securities	437,351	241,664	195,687	-
Total	$601,156	$405,469	$195,687	$-

	Fair Value as of December 31, 2019
	Total	Level 1	Level 2	Level 3
	(In thousands)
Cash equivalents	$46,917	$46,917	$-	$-
Marketable securities:
U.S. Treasury securities	159,502	159,502	-	-
Financial institution debt securities	40,278	-	40,278	-
Corporate debt securities	18,967	-	18,967	-
Other asset-backed securities	8,499	-	8,499	-
Total marketable securities	227,246	159,502	67,744	-
Total	$274,163	$206,419	$67,744	$-

Certain of the Company’s financial assets, including cash equivalents and marketable securities, have been initially valued at the transaction price, and subsequently revalued at the end of each reporting period, utilizing third-party pricing services or other observable market data. The pricing services utilize industry standard valuation models and observable market inputs to determine value. After completing its validation procedures, the Company did not adjust or override any fair value measurements provided by the pricing services as of December 31, 2020 or 2019.

5.	Property and Equipment, Net

Property and equipment, net consisted of the following:

	December 31,
	2020	2019
	(In thousands)
Laboratory equipment	$30,438	$27,199
Office furniture and equipment	1,181	1,121
Computer equipment	1,076	1,051
Leasehold improvements	1,520	1,474
Computer software	1,059	1,019
Total property and equipment	35,274	31,864
Less: accumulated depreciation and amortization	(19,331)	(13,868)
Property and equipment, net	$15,943	$17,996

Depreciation and amortization expense was $6.3 million, $5.6 million and $4.5 million for the years ended December 31, 2020, 2019 and 2018, respectively.
6.	Accrued Expenses

Accrued expenses consisted of the following:

	December 31,
	2020	2019
	(In thousands)
Employee compensation and benefits	$10,920	$6,311
Accrued research and development	11,008	4,208
Accrued legal and professional expenses	1,876	1,563
Accrued other	1,750	1,191
Total accrued expenses	$25,554	$13,273

7.	Income Taxes

The Company did not record net income tax benefits for the operating losses incurred during the periods presented due to the uncertainty of realizing a tax benefit from those losses. Accordingly, any benefit recorded related to these deferred tax assets was offset by a valuation allowance reflecting management’s conclusion that realization of those assets was not more likely than not.

A reconciliation of the federal statutory income tax rate and the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2020	2019	2018
Federal statutory income tax rate	(21.0)%	(21.0)%	(21.0)%
State income taxes	(7.4)	(8.9)	(8.6)
Research and development tax credits	(1.8)	(5.1)	(4.7)
Stock-based compensation	(1.3)	1.2	(0.6)
Change in valuation allowance	31.5	33.8	34.9
Effective income tax rate	-%	-%	-%

The Company’s net deferred tax assets (liabilities) consisted of the following:

	December 31,
	2020	2019
	(in thousands)
Deferred tax assets:
Intangibles, including acquired in-process research and development	$981	$1,091
Capitalized start-up costs	378	421
Net operating loss carryforwards	101,807	63,245
Research and development credit carryforwards	23,166	19,417
Operating lease liability	10,713	5,008
Deferred revenue	4,680	7,843
Equity-based compensation	8,574	7,092
Accruals and allowances	2,200	1,245
Gross deferred tax assets	152,499	105,362
Deferred tax asset valuation allowance	(140,868)	(98,513)
Total deferred tax assets	11,631	6,849
Deferred tax liabilities:
Fixed assets	(970)	(1,633)
Operating lease right-of-use assets	(10,661)	(5,216)
Total deferred tax liabilities	(11,631)	(6,849)
Net deferred tax asset (liability)	$-	$-

As of December 31, 2020 and 2019, the Company had federal net operating loss carryforwards of $372.5 million and $229.9 million, respectively, which may be available to offset future income tax liabilities.

Approximately $37.2 million of the federal net operating losses generated prior to 2018 will begin to expire in 2034, unless previously utilized. Losses incurred prior to 2018 will generally be deductible to the extent of the lesser of a corporation’s net operating loss carryover or 100% of a corporation’s taxable income and be available for twenty years from the period the loss was generated. The federal net operating losses generated after 2017 of approximately $335.3 million will be carried over indefinitely, but will generally limit the net operating loss deduction to the lesser of the net operating loss carryforward or 80% of a corporation’s taxable income (subject to Section 382 of the Internal Revenue Code of 1986, as amended). Also there will be no carryback for losses incurred after 2017.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, was enacted in the United States. The CARES Act temporarily removes the 80% limit for taxable years beginning before 2021 to allow an net operating loss carryforward to fully offset an organization’s income. The CARES Act allows a five-year carryback of any net operating loss generated in a taxable year beginning after December 31, 2017, and before January 1, 2021. The impact of the CARES Act was not material to the Company.

As of December 31, 2020 and 2019, the Company also had state net operating loss carryforwards of $373.1 million and $236.8 million, respectively, which may be available to offset future income tax liabilities and begin to expire in 2034.

As of December 31, 2020 and 2019, the Company had federal tax credit carryforwards of approximately $15.0 million and $12.6 million, respectively, which begin to expire in 2034. As of December 31, 2020 and 2019, the Company had state research and development and other credit carryforwards of approximately $10.3 million and $8.7 million, which begin to expire in 2029, respectively.

The Company evaluated the expected realizability of its net deferred tax assets and determined that there was significant negative evidence due to its net operating loss position and insufficient positive evidence to support the realizability of these net deferred tax assets. The Company concluded it is more likely than not that its net deferred tax assets would not be realized in the future; therefore, the Company has provided a full valuation allowance against its net deferred tax asset balance as of December 31, 2020 and 2019. The valuation allowance increased by $42.4 million in 2020, $34.5 million in 2019 and $28.7 million in 2018.

Utilization of the net operating loss and research and development credit carryforwards may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code of 1986, as amended, due to ownership changes that have occurred previously or that could occur in the future. These ownership changes may limit the amount of net operating loss and research and development credit carryforwards that can be utilized annually to offset future taxable income and tax expense, respectively. The Company has not yet conducted a study to assess whether a change of control, as defined in Section 382, has occurred or whether there have been multiple changes in control since inception, due to the significant cost and complexity associated with such a study.  Any limitation may result in expiration of a portion of the net operating loss carryforward or research credit carryforward before utilization. A full valuation allowance has been provided against the Company’s net operating loss and tax credit carryforwards and, if an adjustment is required, this adjustment would be offset by an adjustment to the valuation allowance. Thus, there would be no impact to the balance sheet or statement of operations if an adjustment is required.

As of December 31, 2020, the Company had not identified any unrecognized tax benefits. The Company files income tax returns in the U.S. federal tax jurisdiction and Massachusetts and various other state tax jurisdictions. The Company is subject to examination by the Internal Revenue Service and state taxing authorities for tax year 2017 through present. The returns in these jurisdictions since inception remain open for examination; however, there are currently no pending tax examinations. The Company will recognize interest and/or penalties related to uncertain tax benefits in income tax expense if they arise.

8.	Commitments and Contingencies

Caribou Arbitration

On October 17, 2018, the Company initiated an arbitration proceeding against Caribou Biosciences, Inc. (“Caribou”) asserting that Caribou violated the terms and conditions of a license agreement the Company entered into with them in July 2014 related to certain IP (the “Caribou License”), as well as other contractual and legal obligations to the Company, by using and seeking to license to third parties two patent families relating to specific structural or chemical modifications of guide RNAs (“gRNAs”), that were purportedly invented or controlled by Caribou, in the Company’s exclusive human therapeutic field, before an agreed-upon cutoff date of January 30, 2018.

On September 26, 2019, the Company announced that the arbitration panel issued an interim award concluding that both the structural and chemical gRNA modification technologies were exclusively licensed to the Company by Caribou pursuant to the Caribou License. Nevertheless, the arbitration panel, solely with respect to the clinically modified gRNAs, stated that it will declare that Caribou has an equitable “leaseback”, which it described as exclusive, perpetual and worldwide (the “Caribou Award”). The Caribou Award does not include the structural guide modifications IP also at issue in the arbitration, any other IP exclusively licensed or sublicensed by Caribou to the Company under the Caribou License (including but not limited to the foundational CRISPR/Cas9 IP co-owned by the Regents of the University of California, University of Vienna and Dr. Emmanuelle Charpentier), or any other of the Company’s IP. On February 6, 2020, the panel clarified that the Caribou Award is limited to a particular on-going Caribou program, which seeks to develop a chimeric antigen receptor T (“CAR-T”) product directed at CD19. As instructed by the panel, the parties have been negotiating the terms of the Caribou Award, including Caribou’s future payments to the Company. If the negotiations are unsuccessful, the leaseback terms could be adjudicated in additional arbitration proceedings.

Upon, and subject to the terms of, a final award, which will follow further arbitration or legal proceedings and potential additional negotiations between the parties, Caribou could be able to use the modified gRNAs at issue for CAR-T cell human therapeutics directed at CD19. Either the Company or Caribou may challenge the arbitration panel’s decisions under limited circumstances.

Although the interim award has no effect on the Company’s rights or current programs nor on Caribou’s obligations under the Caribou License, the potential implications and impact the interim award may have cannot be predicted.

License Agreements

The Company is party to license agreements, which include contingent payments. These payments will become payable if and when certain development, regulatory and commercial milestones are achieved. As of December 31, 2020, the satisfaction and timing of the contingent payments is uncertain and not reasonably estimable.

9.	Collaborations

To accelerate the development and commercialization of CRISPR/Cas9-based products in multiple therapeutic areas, the Company has formed, and intends to seek other opportunities to form, strategic alliances with collaborators who can augment its leadership in CRISPR/Cas9 therapeutic development. As of December 31, 2020, the Company’s accounts receivable and contract liabilities were related to the Company’s collaboration with Regeneron. As of December 31, 2019, the Company’s accounts receivable and contract liabilities were related to the Company’s collaborations with Regeneron and Novartis.

The following table presents changes in the Company’s accounts receivable and contract liabilities during the years ended December 31, 2020 and 2019 (in thousands):

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Year Ended December 31, 2020
Accounts receivable	$4,620	$103,116	$(105,606)	$2,130
Contract liabilities:
Deferred revenue	$28,810	$87,477	$(42,356)	$73,931

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Year Ended December 31, 2019
Accounts receivable	$7,547	$15,999	$(18,926)	$4,620
Contract liabilities:
Deferred revenue	$55,932	$4,000	$(31,122)	$28,810

During the years ended December 31, 2020 and 2019, the Company recognized the following revenues as a result of changes in the contract liability balance (in thousands):

Revenue recognized in the period from:	Year Ended December 31, 2020	Year Ended December 31, 2019
Amounts included in the contract liability at the beginning of the period	$11,571	$27,122

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

2020 Regeneron Amendment: Scope. The 2020 Regeneron Amendment, among other things, (i) extends the Technology Collaboration Term until April 11, 2024, which Regeneron could extend for two additional years upon notice and a $30.0 million nonrefundable payment to the Company, (ii) increases the Regeneron Target Cap from ten to fifteen (with the additional five targets focused only in the liver) and (iii) allows for a second Intellia Independent Co/Co Option. The Company also granted a non-exclusive license to Regeneron under certain CRISPR/Cas platform IP for the commercialization of up to ten ex vivo edited CRISPR Products (as defined in the 2020 Regeneron Amendment) made using certain cell types, subject to certain limitations on Regeneron’s activities in T cells. The ex vivo license does not include access to the Company’s IP directed to its ex vivo targets, programs, or cell engineering processes. This non-exclusive license is subject to royalty obligations such that the Company is eligible to earn royalties on ex vivo edited CRISPR Products ranging from the high-single digits to low teens, in each case, on a per-product basis, subject to various reductions and offsets and the Company’s existing royalty obligations to Caribou. The Company transferred the license to develop the Factor VIII target for the treatment of hemophilia A to Regeneron. In addition, a target that was previously a Regeneron evaluation target was transferred back to the Company as an Intellia reserved liver target with certain reserved rights for Regeneron.

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

Co-Development and Co-Promotion: Agreement Structure. Under the 2016 Regeneron Agreement, Regeneron had the right to exercise at least four options, after ATTR, to enter into a Co/Co agreement for the Company’s liver targets (other than the Company’s reserved liver targets), while the Company had the opportunity to exercise at least one option to enter into a Co/Co agreement for Regeneron’s liver targets, the exact number of options being subject to certain conditions of the target selection process. In connection with the 2020 Regeneron Amendment, the Company received one additional option to enter into a Co/Co agreement, while Regeneron’s number of Co/Co options remained the same. Each option to enter into a Co/Co agreement must be exercised (or forfeited) once a target reaches a defined preclinical stage. One party will be the “Lead Party” and the other party the “Participating Party”. The Lead Party will have control and primary responsibility for the development, manufacturing, regulatory and commercial activities. The Participating Party will have the right to consult on these activities through its participation on the joint development and commercialization committees and will have the right to co-fund development and commercialization activities in exchange for a share of profits. In general, under each Co/Co agreement, the parties will share equally in worldwide development costs and profits of any future products. Prior to reaching a specific development milestone, the Participating Party may elect to reduce its share of worldwide development costs and profits by 50%. Pursuant to the ATTR Co/Co, on December 13, 2019, Regeneron informed the Company that it would exercise its rights under the ATTR Co/Co agreement to modify its share of worldwide development costs and profits from 50% to 25%, which became effective in mid-June 2020.

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

The transaction price of the 2020 Regeneron Amendment was determined to be $110.9 million, which is comprised of the $23.5 million remaining consideration from the 2016 Regeneron Agreement transferred at the inception of the arrangement, the $70.0 million upfront payment received upon the execution of the 2020 Regeneron Amendment and $17.4 million on the sale of shares under the 2020 Stock Purchase Agreement. The Company applied equity accounting guidance to measure the $12.6 million fair value recorded in the consolidated statement of stockholders’ equity upon issuance of the shares. All variable consideration will be fully constrained, until such point where the constraints can be lifted, at which point the Company will allocate the consideration to the performance obligations in the arrangement accordingly.

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

The $91.9 million allocated to the combined performance obligation, including the licenses to targets and associated research activities and evaluation plans, as well as the $3.7 million allocated to the combined performance obligation, including the technology collaboration and associated research activities, are being recognized using a time elapsed inputs method over the remaining period of the collaboration which, in management’s judgment, is the best measure of progress towards satisfying the performance obligation as this method provides the most faithful depiction of the entity’s performance in transferring control of the goods and services promised to Regeneron and represents the Company’s best estimate of the period of the obligation. The Company will re-evaluate the measure of progress in each reporting period and when events whose outcome are resolved or other changes in circumstances occur. The $15.3 million allocated to the transfer of the license to develop the Factor VIII target for hemophilia A was recognized when the Company transferred control of the hemophilia A target during the third quarter of 2020.

Co/Co Agreements: Accounting Analysis. The Company concluded that the ATTR Co/Co and Hemophilia Co/Co agreements meet the definition of a collaborative arrangement per ASC 808, which is outside of the scope of ASC 606. Since ASC 808 does not provide recognition and measurement guidance for collaborative arrangements, the Company has analogized to ASC 606. As such, the Company classifies cumulative amounts paid or received under the cost sharing provisions of the ATTR Co/Co and the Hemophilia Co/Co agreements as a component of revenues in the consolidated statements of operations and comprehensive loss, to the extent that this does not result in a cumulative “negative revenue” amount, in which case the cumulative shortfall would be reclassified as an expense.

Revenue Recognition: Collaboration Revenue. Through December 31, 2020, excluding the amounts allocated to Regeneron’s purchase of the Company’s common stock, the Company recorded $145.0 million in upfront payments under the Amended Agreements and $34.8 million primarily for research and development services under the ATTR Co/Co agreement. Through December 31, 2020, the Company has recognized $123.2 million of collaboration revenue under all arrangements, including $53.0 million, $24.6 million and $20.1 million of collaboration revenue in the years ended December 31, 2020, 2019 and 2018, respectively, in the consolidated statements of operations and comprehensive loss. This includes $10.7 million, $12.0 million, and $7.5 million primarily representing payments due from Regeneron pursuant to the ATTR Co/Co agreement.

As of December 31, 2020, there was approximately $73.9 million of the aggregate transaction price of the Amended Agreements remaining to be recognized, which the Company expects to be recognized during the research term through April 2024.

As of December 31, 2020 and 2019, the Company had accounts receivable of $2.1 million and $3.6 million, respectively, and deferred revenue of $73.9 million and $28.8 million, respectively, related to the Amended Agreements.

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

Revenue Recognition – Collaboration Revenue. Through December 31, 2020, excluding amounts allocated to Novartis’ purchase of the Company’s Class A-1 and Class A-2 Preferred Units, the Company had recorded a total of $62.4 million in cash under the 2014 Novartis Agreement and the Novartis Amendment. Through December 31, 2020, the Company recognized $62.4 million of collaboration revenue. No revenue was recognized during the year ended December 31, 2020 related to the 2014 Novartis Agreement and the Novartis Amendment. The Company recognized $18.5 million and $10.3 million during the years ended December 31, 2019 and 2018, in the consolidated statements of operations and comprehensive loss, related to the 2014 Novartis Agreement and the Novartis Amendment. As of December 31, 2019, the aggregate transaction price had been recognized in full.

Revenue Recognition – Milestone. During the year ended December 31, 2020, the U.S. Food and Drug Administration (“FDA”) accepted the IND application submitted by Novartis for a CRISPR/Cas9-based engineered cell therapy for the treatment of sickle cell disease. As a result of meeting this milestone, the Company recognized $5.0 million as collaboration revenue within the consolidated statement of operations and comprehensive loss. No other milestones under the 2014 Novartis Agreement and the Novartis Amendment were achieved during the years ended December 31, 2020, 2019 or 2018. The Company is eligible to receive additional downstream success-based milestones and royalties.

As of December 31, 2020, the Company had no accounts receivable related to the 2014 Novartis Agreement and the Novartis Amendment. As of December 31, 2019, the Company had accounts receivable of $1.0 million related to the 2014 Novartis Agreement and the Novartis Amendment. As of December 31, 2020 and 2019, the Company had no deferred revenue related to the 2014 Novartis Agreement and the Novartis Amendment.
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

In March 2020, the Company entered into a second amendment to the 130 Brookline Lease (the “130 Brookline Lease Second Amendment”). The 130 Brookline Lease Second Amendment amends certain terms of the Company’s existing lease, dated October 21, 2014, as amended on April 5, 2019. The 130 Brookline Lease Second Amendment extends the term of the 130 Brookline Lease by approximately six years through January 31, 2031. This extended term is included as part of the lease liability and right-of-use asset at December 31, 2020. The 130 Brookline Lease Second Amendment also provides an option to extend the lease for two consecutive five-year terms. The option for these further extensions is not included as part of the lease liability and right-of-use asset at December 31, 2020, as it is not reasonably certain that it will be exercised. In the first quarter of 2020, the Company increased the right-of-use asset and liability related to this lease by approximately $7.3 million related to the 130 Brookline Lease Second Amendment.

In March 2019, the Company entered into a separate agreement to sublease additional office and laboratory space at 130 Brookline Street in Cambridge, Massachusetts under an operating sublease agreement with a term through April 2021, with two options to extend the agreement by one year each, for a total option period of up to two years. Upon commencement of the lease in April 2019, the Company recognized a right-of-use asset and lease liability of approximately $1.3 million. In September 2020, the Company amended the lease to extend the term until October 2021. An adjustment of $0.4 million to the right-of-use asset and lease liability was recorded upon the execution of the amendment.

In January 2016, the Company entered into a ten-year agreement to lease office and laboratory space at 40 Erie Street (the “40 Erie Lease”) in Cambridge, Massachusetts under an operating lease agreement, with an option to terminate the lease at the end of the sixth year and an option to extend the term of the lease for an additional three years. Upon the execution of this lease, the Company provided a $2.2 million security deposit, which has been recorded in other assets on the consolidated balance sheets. In November 2020, the Company entered into a second amendment to the 40 Erie Lease (the “40 Erie Lease Second Amendment”). The 40 Erie Street Second Amendment amends certain terms of the Company’s existing lease, dated January 6, 2016, as amended on November 12, 2020. The 40 Erie Lease Second Amendment provides the Company with a right of first offer with respect to any space that becomes available at the 40 Erie Street building, and in consideration for this right the Company has agreed to nullify the option to terminate the lease at the end of the sixth year that was included in the 40 Erie Lease. In the fourth quarter of 2020, the Company increased the right-of-use asset and liability related to this lease by approximately $18.5 million related to the 40 Erie Lease Second Amendment.

In March 2020, the Company entered into an agreement to lease approximately 39,000 square feet of office and laboratory space at 281 Albany Street in Cambridge, Massachusetts under an operating lease agreement (the “281 Albany Lease”). The Company’s obligation to pay rent will start on the date that is six months after the commencement date or the date on which the Company occupies the premises, whichever occurs earlier (the “Rent Commencement Date”). The initial term of the 281 Albany Lease is ten years following the Rent Commencement Date. As of December 31, 2020 the Company determined, in accordance with ASC 842, Leases, that the lease commencement date has not been met as the Company does not control the underlying asset. The base rent under the 281 Albany Lease is $99.00 per square foot per year during the first year of the term, which is subject to scheduled annual increases up to $128.87 per square foot per year during the last year of the initial term, plus certain operating expenses and taxes. In addition, the landlord will contribute an aggregate of $4.4 million toward the cost of construction and tenant improvements for the premises. In accordance with the 281 Albany Lease, the Company is required to maintain a letter of credit in the amount of $1.9 million that is restricted for the term of the lease. These restricted cash equivalents are reported in “Other Assets” in the Company’s consolidated balance sheet. The Company has the option to extend the 281 Albany Lease for two successive five-year terms.

Throughout the term of its leases, the Company is responsible for paying certain costs and expenses, in addition to the rent, as specified in the lease, including a proportionate share of applicable taxes, operating expenses and utilities. The variable portion of these costs are expensed as incurred and are disclosed as variable lease cost.

The following table contains a summary of the lease costs recognized under ASC 842 and other information pertaining to the Company’s operating leases for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
	2020	2019
	(In thousands)
Lease cost
Operating lease cost	$8,447	$7,431
Short-term lease cost	56	53
Variable lease cost	2,918	2,218
Total lease cost	$11,421	$9,702

	Year Ended December 31,
	2020	2019
	(In thousands)
Other information
Operating cash flows used for operating leases	$7,495	$6,476
Operating lease liabilities arising from obtaining right-of-use assets	26,432	2,554

	As Of December 31,
	2020	2019
Lease term and discount rate
Weighted average remaining lease term	6.7 years	3.0 years
Weighted average discount rate	5.80%	9.00%

The table below reconciles the undiscounted cash flows for each of the next five years and total of the remaining years to the operating lease liabilities recorded in the consolidated balance sheet as of December 31, 2020:

Future Operating Lease Payments
Year Ending December 31,	(in thousands)
2021	$7,803
2022	6,604
2023	6,744
2024	6,934
2025	7,322
Thereafter	13,631
Total lease payments	$49,038
Less: imputed interest	(9,733)
Total operating lease liabilities at December 31, 2020	$39,305

11.	Equity-Based Compensation

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

As of December 31, 2020, there were 2,006,412 shares available for future issuance. The number of shares reserved for issuance under the 2015 Plan shall be cumulatively increased by four percent of the number of shares of stock issued and outstanding on the immediately preceding December 31 or such lesser number of shares of stock as determined by the board of directors.

Equity-based compensation expense is classified in the consolidated statements of operations and comprehensive loss as follows:

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
Research and development	$10,202	$6,986	$8,994
General and administrative	9,701	8,105	8,052
Total	$19,903	$15,091	$17,046

Restricted Stock

Restricted stock is measured at fair value based on the quoted price of the Company’s common stock.

The following table summarizes the Company’s restricted stock activity for the year ended December 31, 2020:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested restricted stock as of December 31, 2019	71,875	$22.88
Granted	260,336	21.70
Vested	(82,829)	17.31
Cancelled	(55,446)	21.82
Unvested restricted stock as of December 31, 2020	193,936	$23.98

The weighted average grant date fair value of the 71,875 shares of restricted stock granted in 2018 and outstanding at December 31, 2019 was $22.88. These were all performance-based RSUs that would vest upon obtaining certain scientific and regulatory milestones through 2020. During the year ended December 31, 2020, 47,916 of these RSUs were cancelled as the performance criteria had not been met as of the milestone measurement date. There were no RSUs granted during the year ended December 31, 2019. During the year ended December 31, 2020, 23,959 of these RSUs vested as the performance criteria had been met as of the milestone measurement date. There was no unrecognized equity-based compensation expense related to these performance-based RSUs as of December 31, 2020.

In January 2020, the Company granted 181,020 RSUs to certain non-executive employees that include a performance condition in addition to a service condition. These RSUs vest over a period of three years and are subject to accelerated vesting based on the Company’s programs achieving certain development milestones before December 1, 2022. The fair value of the RSUs at date of grant was $15.05. During the year ended December 31, 2020, the Company achieved one of its development milestones and 58,870 of these RSUs vested. This acceleration resulted in approximately $0.3 million in additional expense during the year ended December 31, 2020.

In December 2020, the Company granted 79,316 RSUs with a service condition to certain non-executive employees, which vest over a period of three years. The weighted average fair value of these RSUs at date of grant was $36.89.

As of December 31, 2020, there was $3.8 million of unrecognized equity-based compensation expense related to RSUs that are expected to vest. These costs are expected to be recognized over a weighted average remaining vesting period of 2.6 years.

Stock Options

The weighted average grant date fair value of options, estimated as of the grant date using the Black-Scholes option pricing model, was $9.07 per option for options granted during the year ended December 31, 2020, $9.21 per option for options granted during the year ended December 31, 2019 and $15.05 per option for options granted during the year ended December 31, 2018. The total intrinsic value (the amount by which the fair market value exceeded the exercise price) of stock options exercised during the year ended December 31, 2020, 2019 and 2018 was $20.3 million, $2.3 million, and $18.0 million, respectively. The weighted average assumptions used to apply this pricing model were as follows:

	Year Ended December 31,
	2020	2019	2018
Risk-free interest rate	0.8%	2.1%	2.7%
Expected life of options	6.0 years	6.0 years	6.0 years
Expected volatility of underlying stock	67.8%	68.1%	87.1%
Expected dividend yield	0.0%	0.0%	0.0%

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

The Company uses the market closing price of its common stock as reported on the Nasdaq Global Select Market to determine the fair value of the shares of common stock underlying stock options. The following is a summary of stock option activity for the year ended December 31, 2020:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding at December 31, 2019	5,365,971	$15.67
Granted	2,975,465	15.04
Exercised	(840,824)	13.77
Forfeited	(523,172)	18.41
Outstanding at December 31, 2020	6,977,440	$15.43	7.86	$271,940
Exercisable at December 31, 2020	2,950,493	$15.22	6.59	$115,608

As of December 31, 2020, there was $33.7 million of unrecognized compensation cost related to stock options that have not yet vested. These costs are expected to be recognized over a weighted average remaining vesting period of 2.5 years.

Of the stock options outstanding as of December 31, 2020 and 2019, 77,916 and 213,750, respectively, were performance-based stock options that vest upon obtaining certain scientific, financial and regulatory milestones through 2020. During the year ended December 31, 2020, 47,916 of these performance-based options vested as the performance criteria had been met as of the milestone measurement date. During the year ended December 31, 2020 125,834 of these performance-based options were forfeited as the performance criteria had not been met as of the milestone measurement date. At December 31, 2019, 188,750 performance-based options were not included in computing the diluted (loss) earnings per share because the performance criteria had not been met as of the end of the reporting period.

12.	Loss Per Share

Basic and diluted loss per share was calculated as follows:

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
Net loss	$(134,231)	$(99,533)	$(85,343)
Weighted average shares outstanding, basic and diluted	55,987	47,247	43,069
Net loss per share, basic and diluted	$(2.40)	$(2.11)	$(1.98)

The following common stock equivalents were excluded from the calculation of diluted loss per share in 2020, 2019 and 2018 because their inclusion would have been anti-dilutive:

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
Unvested restricted stock	194	72	109
Stock options	6,977	5,366	5,038
	7,171	5,438	5,147

13.	Stockholders’ Equity

Follow-on Offerings

On June 1, 2020, the Company entered into an underwriting agreement related to a public offering of 6,301,370 shares of its common stock, par value $0.0001 per share, including the exercise in full by the underwriters of their option to purchase an additional 821,917 shares, at the public offering price of $18.25 per share. The offering closed on June 5, 2020 and the Company received net proceeds of $107.7 million, after deducting the underwriting discount, commissions and offering expenses.

On December 1, 2020, the Company entered into an underwriting agreement related to a public offering of 5,513,699 shares of its common stock, par value $0.0001 per share, including the exercise in full by the underwriters of their option to purchase an additional 719,178 shares, at the public offering price of $36.50 per share. The offering closed on December 4, 2020 and the Company received net proceeds of $188.9 million, after deducting the underwriting discount, commissions and offering expenses.

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

In August 2019, the Company entered into an Open Market Sale Agreement (the “2019 Sales Agreement”) with Jefferies, under which Jefferies was able to offer and sell, from time to time in “at-the-market” offerings, common stock having aggregate gross proceeds of up to $150.0 million. The Company agreed to pay Jefferies cash commissions of 3.0% of the gross proceeds of sales of common stock under the 2019 Sales Agreement. During the year ended December 31, 2019, the Company issued 287,231 shares of its common stock, in a series of sales, at an average price of $16.48 per share, in accordance with the 2019 Sales Agreement for aggregate net proceeds of $4.4 million, after payment of cash commissions to Jefferies and approximately $0.2 million related to legal, accounting and other fees in connection with the sales. During the year ended December 31, 2020, the Company issued 2,270,161 shares of its common stock in a series of sales at an average price of $22.53 per share in accordance with the 2019 Sales Agreement, for aggregate net proceeds of $49.5 million after payment of cash commissions to Jefferies and approximately $0.2 million related to legal, accounting and other fees in connection with the sales.

As of December 31, 2020, $94.1 million in shares of common stock remain eligible for sale under the 2019 Sales Agreement.

Shares Issued in Private Placement to Regeneron

As described in Note 9 above, in May 2020 the Company entered into an amendment to its collaboration agreement with Regeneron that was entered into in April 2016. Simultaneously, the Company and Regeneron entered into the 2020 Stock Purchase Agreement, under which the Company sold to Regeneron 925,218 shares of its common stock, par value $0.0001 per share, for aggregate cash consideration of $30.0 million, or $32.42 per share, representing a 100% premium over the volume-weighted average trading price of the Company’s common stock during the 30-day period prior to the closing. Under the 2020 Stock Purchase Agreement, Regeneron will not dispose of any shares of common stock it beneficially owns in the Company until the termination of the Technology Collaboration Term (see Note 9). After applying equity accounting guidance to measure the issuance of the shares, $12.6 million was recorded as fair value in the consolidated statement of stockholders’ equity for the shares.
14.	Related Party Transactions

In the ordinary course of business, the Company may purchase materials or supplies from entities that are associated with a party that meets the criteria of a related party of the Company. These transactions are reviewed quarterly and to date have not been material to the Company’s consolidated financial statements.

15.	401(k) Plan

In 2015, the Company established the Intellia Therapeutics, Inc. 401(k) Plan (the “401(k) Plan”) for its employees, which is designed to be qualified under Section 401(k) of the Internal Revenue Code. Eligible employees are permitted to contribute to the 401(k) Plan within statutory and 401(k) Plan limits. The Company makes matching contributions of 50% of the first 6% of employee contributions. The Company made matching contributions of $1.1 million, $0.8 million and $0.6 million for the years ended December 31, 2020, 2019 and 2018, respectively.

16.	Unaudited Quarterly Results

The results of operations on a quarterly basis for the years ended December 31, 2020 and 2019 are set forth below:

	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020
	(Amounts in thousands except per share data)
Collaboration revenue	$12,916	$16,263	$22,220	$6,595
Operating expenses:
Research and development	34,650	37,771	39,756	38,231
General and administrative	11,314	11,526	10,566	10,763
Total operating expenses	45,964	49,297	50,322	48,994
Operating loss	(33,048)	(33,034)	(28,102)	(42,399)
Interest income	1,242	641	262	207
Net loss	$(31,806)	$(32,393)	$(27,840)	$(42,192)
Net loss per share, basic and diluted	$(0.63)	$(0.61)	$(0.47)	$(0.69)
Weighted average shares outstanding, basic and diluted	50,491	53,369	58,754	61,306

	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
	(Amounts in thousands except per share data)
Collaboration revenue	$10,433	$11,118	$10,616	$10,936
Operating expenses:
Research and development	23,709	25,460	27,513	31,731
General and administrative	10,533	13,118	8,431	8,976
Total operating expenses	34,242	38,578	35,944	40,707
Operating loss	(23,809)	(27,460)	(25,328)	(29,771)
Interest income	1,869	1,777	1,694	1,495
Net loss	$(21,940)	$(25,683)	$(23,634)	$(28,276)
Net loss per share, basic and diluted	$(0.49)	$(0.56)	$(0.49)	$(0.57)
Weighted average shares outstanding, basic and diluted	45,234	45,814	48,554	49,350

EXHIBIT INDEX

Exhibit No.	Exhibit Index

3.1	Second Amended and Restated Certificate of Incorporation of the Registrant (1)

3.2	Second Amended and Restated By-laws of the Registrant (1)

3.3	Amendment to the Second Amended and Restated By-laws of the Registrant (12)

4.1	Description of Certain Registrant’s Securities (16)

10.1#	2015 Amended and Restated Stock Option and Incentive Plan and forms of award agreements thereunder (3)

10.2#	Senior Executive Cash Incentive Bonus Plan (5)

10.3†	License Agreement dated as of July 16, 2014 by and between the Registrant (as successor in interest of Intellia Therapeutics, LLC) and Caribou Biosciences, Inc. (4)

10.4†	Services Agreement dated as of July 16, 2014 by and between the Registrant (as successor in interest of Intellia Therapeutics, LLC) and Caribou Biosciences, Inc. (4)

10.5†	License and Collaborative Research Agreement dated as of December 18, 2014 by and between the Registrant and Novartis Institutes for BioMedical Research, Inc. (2)

10.6#	Form of Indemnification Agreement (3)

10.7	Lease Agreement, by and between the Registrant and MIT 130 Brookline LLC, dated as of October 21, 2014 (5)

10.8	Lease Agreement, by and between the Registrant and BMR-Sidney Research Campus LLC, dated as of January 6, 2016 (5)

10.9#	2016 Employee Stock Purchase Plan (3)

10.10†	Amendment No. 1 to License Agreement dated as of February 2, 2016 by and between the Registrant and Caribou Biosciences, Inc. (5)

10.11†	Addendum to License Agreement dated as of February 2, 2016 by and between the Registrant and Caribou Biosciences, Inc. (5)

10.12†	License and Collaboration Agreement dated as of April 11, 2016 by and between the Registrant and Regeneron Pharmaceuticals, Inc. (2)

10.13	Common Stock Purchase Agreement dated as of April 26, 2016 between the Registrant and Regeneron Pharmaceuticals, Inc. (3)

10.14	Common Stock Purchase Agreement dated as of April 26, 2016 between the Registrant and Novartis Institutes for BioMedical Research, Inc. (3)

10.15#	Form of Employment Agreement for Executive Officers (3)

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

Exhibit No.	Exhibit Index
10.19†	Agreement and Amendment to License and Collaborative Research Agreement, dated as of December 3, 2018, by and between Novartis and the Company (10)

10.20	First Amendment to Lease, dated as of April 5, 2019, by and between the Company and MIT 130 Brookline Leasehold LLC. (11)

10.21#*	Third Amended and Restated Non-Employee Director Compensation Policy

10.22	Lease Agreement, by and between the Registrant and 281-295 Albany Street Leasehold LLC, dated as of March 12, 2020 (13)

10.23	Second Amendment to Lease, dated as of March 12, 2020, by and between the Company and MIT 130 Brookline Leasehold LLC. (13)

10.24†	Amendment No. 1 to the License and Collaboration Agreement, dated as of May 30, 2020 by and between the Company and Regeneron Pharmaceuticals, Inc. (14)

10.25	Stock Purchase Agreement, dated as of May 30, 2020 by and between the Company and Regeneron Pharmaceuticals, Inc. (14)

10.26	Corporate Bonus Plan, effective April 3, 2020 (15)

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1

Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, by John M. Leonard, M.D., President and Chief Executive Officer of the Company, and Glenn Goddard, Executive Vice President, Chief Financial Officer of the Company (17)

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

*	Filed herewith.
#	Indicates a management contract or any compensatory plan, contract or arrangement
(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-37766) filed with the Securities and Exchange Commission on May 17, 2016
(2)	Incorporated by reference to the Registration Statement on Form S-1 (File No. 333-210689) filed with the Securities and Exchange Commission on May 5, 2016
(3)	Incorporated by reference to the Registration Statement on Form S-1 (File No. 333-210689) filed with the Securities and Exchange Commission on April 27, 2016

(4)	Incorporated by reference to the Registration Statement on Form S-1 (File No. 333-210689) filed with the Securities and Exchange Commission on April 19, 2016
(5)	Incorporated by reference to the Registration Statement on Form S-1 (File No. 333-210689) filed with the Securities and Exchange Commission on April 11, 2016
(6)	Incorporated by reference to the Registration Statement on Form S-1 (File No. 333-210689) filed with the Securities and Exchange Commission on April 12, 2016
(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-37766) filed with the Securities and Exchange Commission on December 16, 2016
(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-37766) filed with the Securities and Exchange Commission on April 17, 2018
(9)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37766) filed with the Securities and Exchange Commission on October 31, 2018
(10)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 001-37766) filed with the Securities and Exchange Commission on February 27, 2019
(11)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37766) filed with the Securities and Exchange Commission on May 2, 2019
(12)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-37766) filed with the Securities and Exchange Commission on April 9, 2020
(13)	Incorporated by reference to the Registrant’s Current Report on Form 10-Q (File No. 001-37766) filed with the Securities and Exchange Commission on May 7, 2020
(14)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-37766) filed with the Securities and Exchange Commission on June 1, 2020
(15)	Incorporated by reference to the Registrant’s Current Report on Form 10-Q (File No. 001-37766) filed with the Securities and Exchange Commission on August 6, 2020
(16)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 001-37766) filed with the Securities and Exchange Commission on February 27, 2020
(17)

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

Dated: February 25, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ John M. Leonard	President, Chief Executive Officer and Director	February 25, 2021
John M. Leonard, M.D.	(Principal Executive Officer)

/s/ Glenn Goddard	Executive Vice President, Chief Financial Officer	February 25, 2021
Glenn Goddard	(Principal Financial and Accounting Officer)
/s/ Fred Cohen	Director	February 25, 2021
Fred Cohen, M.D.

/s/ John Crowley	Director	February 25, 2021
John Crowley

/s/ Caroline Dorsa	Director	February 25, 2021
Caroline Dorsa

/s/ Jean François Formela	Director	February 25, 2021
Jean François Formela, M.D.

/s/ Jesse Goodman	Director	February 25, 2021
Jesse Goodman, M.D.

/s/ Frank Verwiel	Director	February 25, 2021
Frank Verwiel, M.D.