Form 10-Q
period 2021-03-31
Intellia Therapeutics, Inc.
filed 2021-05-06
CIK 1652130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

The number of shares outstanding of the registrant’s common stock as of April 30, 2021: 68,153,597 shares.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

INTELLIA THERAPEUTICS, INC.

Condensed Consolidated Balance Sheets (unaudited)

(Amounts in thousands except share and per share data)

	March 31, 2021	December 31, 2020
ASSETS
Current Assets:
Cash and cash equivalents	$141,538	$160,020
Marketable securities	442,525	437,351
Accounts receivable	953	2,130
Prepaid expenses and other current assets	16,068	17,016
Total current assets	601,084	616,517
Marketable securities - noncurrent	16,735	-
Property and equipment, net	16,157	15,943
Operating lease right-of-use assets	77,912	39,114
Other assets	5,003	4,748
Total Assets	$716,891	$676,322
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$8,688	$10,460
Accrued expenses	21,215	25,554
Current portion of operating lease liability	8,255	5,696
Current portion of deferred revenue	22,544	22,544
Total current liabilities	60,702	64,254
Deferred revenue, net of current portion	45,829	51,387
Long-term operating lease liability	64,487	33,609
Commitments and contingencies (Note 6)
Stockholders’ Equity:
Common stock, $0.0001 par value; 120,000,000 shares authorized; 67,890,334 and 66,234,056 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	7	7
Additional paid-in capital	1,027,192	962,173
Accumulated other comprehensive (loss) income	(12)	1
Accumulated deficit	(481,314)	(435,109)
Total stockholders’ equity	545,873	527,072
Total Liabilities and Stockholders’ Equity	$716,891	$676,322

See notes to condensed consolidated financial statements.

INTELLIA THERAPEUTICS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited)

(Amounts in thousands except per share data)

	Three Months Ended March 31,
	2021	2020
Collaboration revenue	$6,445	$12,916
Operating expenses:
Research and development	39,276	34,650
General and administrative	13,594	11,314
Total operating expenses	52,870	45,964
Operating loss	(46,425)	(33,048)
Interest income	220	1,242
Net loss	$(46,205)	$(31,806)
Net loss per share, basic and diluted	$(0.69)	$(0.63)
Weighted average shares outstanding, basic and diluted	67,183	50,491
Other comprehensive (loss) income:
Unrealized (loss) gain on marketable securities	(13)	112
Comprehensive loss	$(46,218)	$(31,694)

See notes to condensed consolidated financial statements.

INTELLIA THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows (unaudited)

(Amounts in thousands)

	Three Months Ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(46,205)	$(31,806)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,591	1,541
Equity-based compensation	6,424	4,157
Amortization/accretion of investment premiums/discounts	1,209	(200)
Changes in operating assets and liabilities:
Accounts receivable	1,177	(8,748)
Prepaid expenses and other current assets	(5,448)	(448)
Operating right-of-use assets	1,596	1,566
Other assets	(255)	97
Accounts payable	(917)	(370)
Accrued expenses	(4,588)	177
Deferred revenue	(5,558)	(3,151)
Operating lease liabilities	(1,402)	(1,360)
Net cash used in operating activities	(52,376)	(38,545)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,412)	(845)
Purchases of marketable securities	(148,330)	(31,207)
Maturities of marketable securities	125,200	89,500
Net cash (used in) provided by investing activities	(25,542)	57,448
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock through at-the-market offerings, net of issuance costs	45,255	4,528
Proceeds from options exercised	13,340	336
Net cash provided by financing activities	58,595	4,864
Net (decrease) increase in cash and cash equivalents and restricted cash and cash equivalents	(19,323)	23,767
Cash and cash equivalents and restricted cash and cash equivalents, beginning of period	164,606	57,226
Cash and cash equivalents and restricted cash and cash equivalents, end of period	$145,283	$80,993

Reconciliation of cash and cash equivalents and restricted cash and cash equivalents to condensed consolidated balance sheet:
Cash and cash equivalents	$141,538	$80,993
Restricted cash and cash equivalents, included in prepaids and other current assets and other assets	3,745	-
Total cash and cash equivalents and restricted cash and cash equivalents	$145,283	$80,993

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Purchases of property and equipment unpaid at period end	$901	$750
Right-of-use assets acquired under operating leases	40,394	7,347
Proceeds from at-the-market offerings unpaid at period end	-	551

See notes to condensed consolidated financial statements.

INTELLIA THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements (unaudited)

1.	Overview and Basis of Presentation

Intellia Therapeutics, Inc. (“Intellia” or the “Company”) is a leading clinical-stage genome editing company, focused on developing proprietary, potentially curative CRISPR/Cas9-based therapeutics. CRISPR/Cas9, an acronym for Clustered, Regularly Interspaced Short Palindromic Repeats (“CRISPR”)/CRISPR associated 9 (“Cas9”), is a technology for genome editing, the process of altering selected sequences of genomic deoxyribonucleic acid (“DNA”). The Company believes the breakthrough CRISPR/Cas9 technology has the potential to transform medicine by both producing therapeutics that permanently edit and/or correct disease-associated genes in the human body with a single dose of treatment and creating enhanced engineered cell therapies. The Company’s combination of deep scientific, technical and clinical development experience, and proprietary innovations in genome editing and delivery technologies, along with its intellectual property (“IP”) portfolio, puts it in a position to unlock broad therapeutic applications of the CRISPR/Cas9 technology and create new classes of therapeutic products.

The condensed consolidated financial statements of the Company included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted from this report, as is permitted by such rules and regulations. Accordingly, these condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K (“Annual Report”) for the year ended December 31, 2020.

The unaudited condensed consolidated financial statements include the accounts of Intellia Therapeutics, Inc. and its wholly owned, controlled subsidiary, Intellia Securities Corp. All intercompany balances and transactions have been eliminated in consolidation. Comprehensive loss is comprised of net loss and unrealized gain/loss on marketable securities.

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

Liquidity

Since its inception through March 31, 2021, the Company has raised an aggregate of $1,165.3 million to fund its operations, of which $275.0 million was through its collaboration agreements, $170.5 million was from its initial public offering (“IPO”) and concurrent private placements, $438.3 million was from follow-on public offerings, $196.5 million was from at-the-market offerings and $85.0 million was from the sale of convertible preferred stock. The Company expects that its cash, cash equivalents and marketable securities as of March 31, 2021, as well as research and cost reimbursement funding from its collaboration agreement with Regeneron Pharmaceuticals, Inc. (“Regeneron”) (see Note 7), will enable the Company to fund its ongoing operating expenses and capital expenditure requirements for at least the twelve-month period following the issuance of these condensed consolidated financial statements.

2.	Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies” to the consolidated financial statements included in the Annual Report for the year ended December 31, 2020. There have been no material changes during the three months ended March 31, 2021, other than as noted below.

Recent Accounting Pronouncements – Adopted

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify the accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. The Company adopted ASU 2019-12 on January 1, 2021. The adoption did not have a material effect on the Company’s condensed consolidated financial statements.
3.	Marketable Securities

The following table summarizes the Company’s available-for-sale marketable securities as of March 31, 2021 and December 31, 2020 at net book value:

	March 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Marketable securities:
U.S. Treasury and other government securities	$204,473	$49	$(4)	$204,518
Financial institution debt securities	169,979	7	(45)	169,941
Corporate debt securities	51,311	1	(13)	51,299
Other asset-backed securities	33,509	1	(8)	33,502
Total	$459,272	$58	$(70)	$459,260

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Marketable securities:
U.S. Treasury and other government securities	$245,666	$13	$(11)	$245,668
Financial institution debt securities	138,445	6	(8)	138,443
Corporate debt securities	41,765	3	(2)	41,766
Other asset-backed securities	11,474	1	(1)	11,474
Total	$437,350	$23	$(22)	$437,351

The amortized cost of available-for-sale securities is adjusted for amortization of premiums and accretion of discounts to maturity. At March 31, 2021 and December 31, 2020, the balance in the Company’s accumulated other comprehensive (loss) income was composed of activity related to the Company’s available-for-sale marketable securities. There were no realized gains or losses in the three months ended March 31, 2021 or for the year ended December 31, 2020. The Company did not reclassify any amounts out of accumulated other comprehensive (loss) income during this period. The Company did not have any securities in a material unrealized loss position at March 31, 2021 or December 31, 2020.

The Company's available-for-sale securities that are classified as short-term marketable securities in the condensed consolidated balance sheet mature within one year or less as of the balance sheet date. Available-for-sale securities that are classified as noncurrent in the condensed consolidated balance sheet are those that mature after one year but within five years from the balance sheet date and that the Company does not intend to dispose of within the next twelve months. At March 31, 2021 and December 31, 2020, the Company did not hold any investments that matured beyond five years of the balance sheet date.

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

As of March 31, 2021 and December 31, 2020, the Company’s financial assets recognized at fair value on a recurring basis consisted of the following:

	Fair Value as of March 31, 2021
	Total	Level 1	Level 2	Level 3
	(In thousands)
Cash equivalents and restricted cash equivalents	$143,129	$143,129	$-	$-
Marketable securities:
U.S. Treasury and other government securities	204,518	181,118	23,400	-
Financial institution debt securities	169,941	-	169,941	-
Corporate debt securities	51,299	-	51,299	-
Other asset-backed securities	33,502	-	33,502	-
Total marketable securities	459,260	181,118	278,142	-
Total	$602,389	$324,247	$278,142	$-

	Fair Value as of December 31, 2020
	Total	Level 1	Level 2	Level 3
	(In thousands)
Cash equivalents and restricted cash equivalents	$163,805	$163,805	$-	$-
Marketable securities:
U.S. Treasury and other government securities	245,668	241,664	4,004	-
Financial institution debt securities	138,443	-	138,443	-
Corporate debt securities	41,766	-	41,766	-
Other asset-backed securities	11,474	-	11,474	-
Total marketable securities	437,351	241,664	195,687	-
Total	$601,156	$405,469	$195,687	$-

Certain of the Company’s financial assets, including cash equivalents, restricted cash equivalents and marketable securities, have been initially valued at the transaction price, and subsequently revalued at the end of each reporting period, utilizing third-party pricing services or other observable market data. The pricing services utilize industry standard valuation models and observable market inputs to determine value. After completing its validation procedures, the Company did not adjust or override any fair value measurements provided by the pricing services as of March 31, 2021 or December 31, 2020.

Other financial instruments, including accounts receivable, accounts payable and accrued expense, are carried at cost, which approximates fair value due to the short duration and term to maturity.

5.	Accrued Expenses

Accrued expenses consisted of the following:

	March 31,	December 31,
	2021	2020
	(In thousands)
Accrued research and development	$10,010	$11,008
Employee compensation and benefits	6,244	10,920
Accrued legal and professional expenses	2,833	1,876
Accrued other	2,128	1,750
Total accrued expenses	$21,215	$25,554

6.	Commitments and Contingencies

Litigation

There have been no material changes to any of the outstanding litigation, nor is the Company a party to any new litigation, since December 31, 2020, except as described below. For further information please see the notes to the consolidated financial statements included in the Company’s Annual Report for the year ended December 31, 2020.

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

License Agreements

The Company is party to license agreements, which include contingent payments. These payments will become payable if and when certain development, regulatory and commercial milestones are achieved. As of March 31, 2021, the satisfaction and timing of the contingent payments is uncertain and not reasonably estimable.
7.	Collaborations

To accelerate the development and commercialization of CRISPR/Cas9-based products in multiple therapeutic areas, the Company has formed, and intends to seek other opportunities to form, strategic alliances with collaborators who can augment its leadership in CRISPR/Cas9 therapeutic development. As of March 31, 2021, the Company’s accounts receivable and contract liabilities were related to the Company’s collaboration with Regeneron. As of March 31, 2020, the Company’s accounts receivable and contract liabilities were related to the Company’s collaborations with Regeneron and Novartis Institutes for BioMedical Research (“Novartis”).

The following table presents changes in the Company’s accounts receivable and contract liabilities during the three months ended March 31, 2021 and 2020 (in thousands):

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Three Months Ended March 31, 2021
Accounts receivable	$2,130	$953	$(2,130)	$953
Contract liabilities:
Deferred revenue	$73,931	$-	$(5,558)	$68,373

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Three Months Ended March 31, 2020
Accounts receivable	$4,620	$9,765	$(1,017)	$13,368
Contract liabilities:
Deferred revenue	$28,810	$-	$(3,151)	$25,659

During the three months ended March 31, 2021 and 2020, the Company recognized the following revenues as a result of changes in the contract liability balance (in thousands):

	Three Months Ended March 31,
Revenue recognized in the period from:	2021	2020
Amounts included in the contract liability at the beginning of the period	$5,558	$3,151

Costs to obtain and fulfill a contract

The Company did not incur any expenses to obtain collaboration agreements and costs to fulfill those contracts do not generate or enhance resources of the Company. As such, no costs to obtain or fulfill a contract have been capitalized in any period.

Regeneron Pharmaceuticals, Inc.

License and Collaboration Agreement

In April 2016, the Company entered into a license and collaboration agreement with Regeneron (the “2016 Regeneron Agreement”). The 2016 Regeneron Agreement has two principal components: (i) a product development component under which the parties will research, develop and commercialize CRISPR/Cas-based therapeutic products primarily focused on genome editing in the liver, and (ii) a technology collaboration component, pursuant to which the Company and Regeneron will engage in research-related activities aimed at discovering and developing novel technologies and improvements to CRISPR/Cas technology to enhance the Company’s genome editing platform. Under this agreement, the Company also may access the Regeneron Genetics Center and proprietary mouse models to be provided by Regeneron for a limited number of the Company’s liver programs. At the inception of the 2016 Regeneron Agreement, Regeneron selected the first of its 10 targets, transthyretin amyloidosis (“ATTR”), which is subject to a co-development and co-promotion agreement between the Company and Regeneron (the “ATTR Co/Co”).

On May 30, 2020, the Company entered into (i) amendment no. 1 (the “2020 Regeneron Amendment”) to the 2016 Regeneron Agreement, (ii) co-development and co-funding agreements for the treatment of hemophilia A and hemophilia B (the “Hemophilia Co/Co”) agreements and (iii) a stock purchase agreement. The collaboration expansion builds upon the jointly developed targeted transgene insertion capabilities designed to durably restore missing therapeutic protein, and to overcome the limitations of traditional gene therapy. The collaboration was extended until April 2024, at which point Regeneron has an option to renew for an additional two years. The 2020 Regeneron Amendment also grants Regeneron exclusive rights to develop products for five additional in vivo CRISPR/Cas-based therapeutic liver targets and non-exclusive rights to independently develop and commercialize up to 10 ex vivo gene edited products made using certain defined cell types.

Since December 31, 2020, there have been no material changes to the key terms of the 2016 Regeneron Agreement and the 2020 Regeneron Amendment (the “Amended Agreements”). For further information on the terms and conditions of these agreements, please see the notes to the consolidated financial statements included in the Company’s Annual Report for the year ended December 31, 2020.

Revenue Recognition – Collaboration Revenue. Through March 31, 2021, excluding amounts allocated to Regeneron’s purchase of the Company’s common stock, the Company recorded $145.0 million in upfront payments under the Amended Agreements and $35.6 million primarily for research and development services under the ATTR Co/Co agreement. Through March 31, 2021, the Company has recognized $129.7 million of collaboration revenue under all arrangements, including $6.4 million and $7.9 million during the three months ended March 31, 2021 and 2020, respectively, in the condensed consolidated statements of operations and comprehensive loss. This includes $0.9 million and $4.8 million during the three months ended March 31, 2021 and 2020, respectively, primarily representing payments due from Regeneron pursuant to the ATTR Co/Co agreement.

As of March 31, 2021, there was approximately $68.4 million of the aggregate transaction price of the Amended Agreements remaining to be recognized, which the Company expects to be recognized during the research term through April 2024.

As of March 31, 2021 and December 31, 2020, the Company had accounts receivable of $1.0 million and $2.1 million, respectively, and deferred revenue of $68.4 million and $73.9 million, respectively, related to the Amended Agreements.

Novartis Institutes for BioMedical Research, Inc.

In December 2014, the Company entered into a strategic collaboration agreement with Novartis (the “2014 Novartis Agreement”), primarily focused on the research of new ex vivo CRISPR/Cas9-edited therapies using CAR-T cells and hematopoietic stem cells (“HSCs”). The agreement was amended in December 2018 (the “Novartis Amendment”) to also include research on ocular stem cells (“OSCs”). In December 2019, per the terms of the 2014 Novartis Agreement, the research term ended, although the 2014 Novartis Agreement remains in effect, for which the Company will be eligible to receive milestone and royalty payments in the future. Since December 31, 2020, there have been no material changes to the key terms of the 2014 Novartis Agreement and the Novartis Amendment. For further information on the terms and conditions of these agreements, please see the notes to the consolidated financial statements included in the Company’s Annual Report for the year ended December 31, 2020.

Revenue Recognition – Milestone. During the three months ended March 31, 2020, the U.S. Food and Drug Administration (“FDA”) accepted the investigational new drug (“IND”) application submitted by Novartis for a CRISPR/Cas9-based engineered cell therapy for the treatment of sickle cell disease. As a result of meeting this milestone, the Company recognized $5.0 million as collaboration revenue within the condensed consolidated statement of operations and comprehensive loss. No other milestones under the 2014 Novartis Agreement and the Novartis Amendment were achieved during the three months ended March 31, 2021 or 2020. The Company is eligible to receive additional downstream success-based milestones and royalties.

As of March 31, 2021 and December 31, 2020, the Company had no accounts receivable or deferred revenue related to the 2014 Novartis Agreement and the Novartis Amendment.
8.	Leases

In March 2020, the Company entered into an agreement to lease approximately 39,000 square feet of office and laboratory space at 281 Albany Street in Cambridge, Massachusetts under an operating lease agreement (the “281 Albany Lease”). The Company’s obligation to pay rent will start on the date that is six months after the commencement date or the date on which the Company occupies the premises, whichever occurs earlier (the “Rent Commencement Date”). The initial term of the 281 Albany Lease is ten years following the Rent Commencement Date. As of March 31, 2021 the Company determined, in accordance with Accounting Standards Codification 842, “Leases (Topic 842)”, that the commencement date of the lease has been met as the facility was substantially complete and available for use and, accordingly, the Company recognized a right-of-use asset and a lease liability of approximately $40.4 million and $34.8 million, respectively, in the first quarter of 2021 related to the 281 Albany Lease. In determining the lease liability, the Company used an incremental borrowing rate of 5.52% based on a number of factors including the total lease payments, the Company’s credit rating, and the lease term. In addition, the Company had prepaid approximately $5.6 million in lease payments as of March 31, 2021 under the terms of this lease, which are included in the recognized right-of-use asset. The base rent under the 281 Albany Lease is $99.00 per square foot per year during the first year of the term, which is subject to scheduled annual increases up to $128.87 per square foot per year during the last year of the initial term, plus certain operating expenses and taxes. In addition, the landlord agreed to contribute an aggregate of $4.4 million toward the cost of construction and tenant improvements for the premises. In accordance with the 281 Albany Lease, the Company is required to maintain a letter of credit in the amount of $1.9 million that is restricted for the term of the lease. These restricted cash equivalents are reported in “Other Assets” in the Company’s condensed consolidated balance sheet. The Company has the option to extend the 281 Albany Lease for two successive five-year terms. The option for this extension is not included as part of the lease liability and right-of-use asset at March 31, 2021, as it is not reasonably certain that it will be exercised.

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

As of March 31, 2021, there were 2,890,540 shares available for future issuance. The number of shares reserved for issuance under the 2015 Plan shall be cumulatively increased by four percent of the number of shares of stock issued and outstanding on the immediately preceding December 31 or such lesser number of shares of stock as determined by the board of directors.

Equity-based compensation expense is classified in the condensed consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Research and development	$3,491	$2,160
General and administrative	2,933	1,997
Total	$6,424	$4,157

Restricted Stock

Restricted stock is measured at fair value based on the quoted price of the Company’s common stock.

The following table summarizes the Company’s restricted stock activity for the three months ended March 31, 2021:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested restricted stock as of December 31, 2020	193,936	$23.98
Granted	259,839	57.71
Vested	-	-
Cancelled	(11,035)	27.59
Unvested restricted stock as of March 31, 2021	442,740	$43.69

In March 2021, the Company granted 259,839 RSUs with a service condition to executive and non-executive employees as part of their annual grant, which vest over a period of four years. The weighted average grant date fair value of these RSUs was $57.71. The vesting start date for these RSUs is January 1, 2021.

Included in the unvested restricted stock as of March 31, 2021 are 107,360 RSUs that include a performance condition in addition to a service condition. The RSUs vest over a period of three years and are subject to accelerated vesting based on the Company’s programs achieving certain development milestones before December 1, 2022. The fair value of the RSUs at date of grant was $15.05. There has been no additional vesting of these shares in the three months ended March 31, 2021.

As of March 31, 2021, there was $17.8 million of unrecognized equity-based compensation expense related to restricted stock that is expected to vest. These costs are expected to be recognized over a weighted average remaining vesting period of 3.6 years.

Stock Options

The weighted average grant date fair value of options, estimated as of the grant date using the Black-Scholes option pricing model, was $36.64 and $7.96 per option for those options granted during the three months ended March 31, 2021 and 2020, respectively. The total intrinsic value (the amount by which the fair market value exceeded the exercise price) of stock options exercised during the three months ended March 31, 2021 and 2020 was $54.8 million and $0.3 million, respectively. Weighted average assumptions used to apply this pricing model were as follows:

	Three Months Ended March 31,
	2021	2020
Risk-free interest rate	0.9%	1.0%
Expected life of options	6.0 years	6.0 years
Expected volatility of underlying stock	72.0%	66.7%
Expected dividend yield	0.0%	0.0%

Risk-free Interest Rate.  The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant with maturities approximately equal to the option’s expected term.

Expected Dividend Yield.  The expected dividend yield assumption is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends.

Expected Volatility.  The expected volatility was derived from a blend of the Company’s historical volatility and an average of the historical stock volatilities of several peer companies within the Company’s industry, both over a period equivalent to the expected term of the stock option grants.

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

The Company uses the market closing price of its common stock as reported on the Nasdaq Global Select Market to determine the fair value of the shares of common stock underlying stock options. The following is a summary of stock option activity for the three months ended March 31, 2021:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding at December 31, 2020	6,977,440	$15.43
Granted	1,645,823	57.94
Exercised	(1,014,569)	13.15
Forfeited	(129,393)	20.71
Outstanding at March 31, 2021	7,479,301	$25.00	8.25	$413,258
Exercisable at March 31, 2021	2,734,966

As of March 31, 2021, there was $86.9 million of unrecognized compensation cost related to stock options that have not yet vested. These costs are expected to be recognized over a weighted average remaining vesting period of 3.2 years.

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

Basic and diluted loss per share was calculated as follows:

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Net loss	$(46,205)	$(31,806)
Weighted average shares outstanding, basic and diluted	67,183	50,491
Net loss per share, basic and diluted	$(0.69)	$(0.63)

The following common stock equivalents were excluded from the calculation of diluted loss per share because their inclusion would have been anti-dilutive:

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Unvested restricted stock	443	248
Stock options	7,479	7,243
	7,922	7,491

11.	Stockholders’ Equity

The following tables present changes in stockholders’ equity for the three-month periods ended March 31, 2021 and 2020 (in thousands, except share data):

			Additional	Accumulated Other		Total
	Common		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2020	66,234,056	$7	$962,173	$1	$(435,109)	$527,072
Issuance of common stock through at-the-market offerings, net of issuance costs of $52	641,709	-	45,255	-	-	45,255
Exercise of stock options	1,014,569	-	13,340	-	-	13,340
Equity-based compensation	-	-	6,424	-	-	6,424
Other comprehensive loss	-	-	-	(13)	-	(13)
Net loss	-	-	-	-	(46,205)	(46,205)
Balance at March 31, 2021	67,890,334	$7	$1,027,192	$(12)	$(481,314)	$545,873

			Additional	Accumulated Other		Total
	Common		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2019	50,198,044	$5	$570,493	$261	$(300,878)	$269,881
Issuance of common stock through at-the-market offerings, net of issuance costs of $48	351,252	-	5,079	-	-	5,079
Exercise of stock options	53,579	-	336	-	-	336
Equity-based compensation	-	-	4,157	-	-	4,157
Other comprehensive income	-	-	-	112	-	112
Net loss	-	-	-	-	(31,806)	(31,806)
Balance at March 31, 2020	50,602,875	$5	$580,065	$373	$(332,684)	$247,759

At-the-Market Offering Programs

In August 2019, the Company entered into an Open Market Sale Agreement (the “2019 Sales Agreement”) with Jefferies, under which Jefferies was able to offer and sell, from time to time in “at-the-market” offerings, common stock having aggregate gross proceeds of up to $150.0 million. The Company agreed to pay Jefferies cash commissions of 3.0% of the gross proceeds of sales of common stock under the 2019 Sales Agreement. Please refer to the Company’s Annual Report for the year ended December 31, 2020 for additional information regarding these offerings.

During the three months ended March 31, 2021, the Company issued 641,709 shares of its common stock in a series of sales at an average price of $72.79 per share in accordance with the 2019 Sales Agreement, for aggregate net proceeds of $45.3 million after payment of cash commissions to Jefferies and approximately $0.1 million related to legal, accounting and other fees in connection with the sales. During the three months ended March 31, 2020, the Company issued 351,252 shares of its common stock in a series of sales at an average price of $15.05 per share in accordance with the 2019 Sales Agreement, for aggregate net proceeds of $5.1 million after payment of cash commissions to Jefferies and approximately $0.1 million related to legal, accounting and other fees in connection with the sales.

As of March 31, 2021, $47.4 million in shares of common stock remain eligible for sale under the 2019 Sales Agreement.
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
•

the potential benefits of strategic agreements, such as collaborations, co-development and co-commercialization, acquisitions, dispositions, mergers, joint venture and investment agreements, and our ability to establish and maintain strategic arrangements under favorable terms;

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

Management Overview

Intellia Therapeutics, Inc. (“we,” “us,” “our,” “Intellia,” or the “Company”) is a leading clinical-stage genome editing company, focused on developing proprietary, potentially curative CRISPR/Cas9-based therapeutics. CRISPR/Cas9, an acronym for Clustered, Regularly Interspaced Short Palindromic Repeats (“CRISPR”)/CRISPR associated 9 (“Cas9”), is a technology for genome editing, the process of altering selected sequences of genomic deoxyribonucleic acid (“DNA”). We believe the breakthrough CRISPR/Cas9 technology has the potential to transform medicine by both producing therapeutics that permanently edit and/or correct disease-associated genes in the human body with a single dose of treatment and creating enhanced engineered cell therapies. Our combination of deep scientific, technical and clinical development experience, and proprietary innovations in genome editing and delivery technologies, along with our intellectual property (“IP”) portfolio, puts us in a position to unlock broad therapeutic applications of the CRISPR/Cas9 technology and create new classes of therapeutic products.

Our management’s discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, which have been prepared by us in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim periods and with Regulation S-X, promulgated under the Securities Exchange Act of 1934, as amended. This discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q as well as in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K (“Annual Report”) for the year ended December 31, 2020.

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

Our strategy is to build a full-spectrum genome editing company, by leveraging our modular platform, to advance in vivo and ex vivo therapies for diseases with high unmet need. For in vivo applications to address genetic diseases, we deploy CRISPR/Cas9 as the therapy that targets cells within the body. All of our revenue to date has been collaboration revenue. Since our inception and through March 31, 2021, we have raised an aggregate of approximately $1,165.3 million to fund our operations, of which $275.0 million was through our collaboration agreements, $170.5 million was from our initial public offering and concurrent private placements, $438.3 million was from follow-on public offerings, $196.5 million was from at-the-market offerings and $85.0 million was from the sale of convertible preferred stock.

Our lead in vivo candidate, NTLA-2001 for the treatment of transthyretin amyloidosis (“ATTR”), is the first-ever systemically delivered CRISPR/Cas9-based therapy to enter clinical evaluation. In parallel, we are developing ex vivo applications to address immuno-oncology and autoimmune diseases, where CRISPR/Cas9 is the tool that creates the engineered cell therapy. Our most advanced ex vivo programs include a wholly owned T cell receptor (“TCR”) -T cell candidate, NTLA-5001 for the treatment of acute myeloid leukemia (“AML”), and a program with Novartis Institutes for BioMedical Research, Inc. (“Novartis”) to engineer hematopoietic stem cells (“HSCs”) for the treatment of sickle cell disease.

Our Pipeline

In Vivo Programs

Our selection criteria include identifying diseases that originate in the liver; have well-defined mutations that can be addressed by a single knockout, repair or insertion approach; have readily measurable therapeutic endpoints with observable clinical responses; and for which effective treatments are absent, limited or unduly burdensome. Our initial in vivo indications target genetic liver diseases, including our ATTR and hereditary angioedema (“HAE”) development programs. Our current efforts on in vivo delivery focus on the use of lipid nanoparticles (“LNPs”) for delivery of the CRISPR/Cas9 complex to the liver.

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

In non-human primate (“NHP”) studies, we have demonstrated our ability to reduce circulating TTR protein to estimated therapeutically relevant levels after a single systemic administration of LNPs containing our CRISPR/Cas9 complex. In December 2019, we completed a year-long durability study of our lead LNP formulation, maintaining an average reduction of more than 95% of serum TTR protein after a single dose in NHPs. The data from our various NHP studies has shown that following editing, our proprietary modular LNP delivery system is rapidly cleared from circulation, such that exposure to components is transient and all CRISPR/Cas9 complex is undetectable in blood within 14 days of administration.

About the NTLA-2001 Clinical Program

In November 2020, we announced that the first patient had been dosed with NTLA-2001, which we are developing as a single-dose, potentially curative therapy for ATTR, in our global Phase 1 study. We are conducting our global Phase 1 study to evaluate NTLA-2001 for hATTR-PN patients. Our first patient was dosed in the United Kingdom (“U.K.”) pursuant to authorization of our Clinical Trial Application (“CTA”), which was received from the U.K.’s Medicines and Healthcare products Regulatory Agency in October 2020. In November 2020, as part of our ongoing Phase 1 study for NTLA-2001, we received a second CTA authorization from New Zealand’s Medicines and Medical Device Safety Authority to enroll ATTR patients at a clinical site. As part of our ongoing global development strategy, we are submitting additional regulatory applications in other countries. In March 2021, we announced that the European Commission (“EC”) granted orphan drug designation to NTLA-2001.

Our global Phase 1 trial is an open-label, multi-center, two-part study of NTLA-2001 in adults with hATTR-PN. The trial’s primary objectives are to assess the safety, tolerability, pharmacokinetics and pharmacodynamics of NTLA-2001. Patients receive a single dose of NTLA-2001 via intravenous administration. The study will enroll up to 38 participants (ages 18-80 years) and consist of a single-ascending dose phase in Part 1 and, following the identification of an optimal dose, an expansion cohort in Part 2. Following safety assessment and dose optimization, we intend to further evaluate NTLA-2001 in a broader ATTR patient population of both polyneuropathy and cardiomyopathy patients. We anticipate reporting interim clinical data from the single ascending dose portion of the Phase 1 study evaluating NTLA-2001 in adults with hATTR-PN in mid-2021. NTLA-2001 is part of a co-development and co-promotion (“Co/Co”) agreement directed to our first collaboration target with Regeneron Pharmaceuticals, Inc. (“Regeneron”), ATTR (the “ATTR Co/Co”), for which we are the clinical and commercial lead party and Regeneron is the participating party. Regeneron shares in approximately 25% of worldwide development costs and commercial profits for the ATTR program. For more information regarding our collaboration with Regeneron, see the section below entitled “Collaborations - Regeneron Pharmaceuticals, Inc.”

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

Using our modular LNP delivery system, we aim to knock out the kallikrein B1 (“KLKB1”) gene with a single dose of treatment to permanently reduce the plasma kallikrein protein and activity and thereby ameliorate the frequency and intensity of HAE attacks. We expect our approach should eliminate the current, significant treatment burden for people living with HAE and minimize the risk of breakthrough attacks with extensive and continuous reduction in plasma kallikrein activity. We believe KLKB1 knockout to be safe, as humans with prekallikrein deficiency appear to have no known health effects. In addition, inhibition of kallikrein activity has proven to be clinically effective as a prophylactic treatment for HAE.

NTLA-2002 is our wholly owned development candidate for the treatment of HAE. In March 2021, we presented preclinical results confirming greater reductions in serum kallikrein protein levels and activity versus the current standard of care for HAE, sustained over seventeen months following a single dose in an ongoing NHP study. Additionally, we presented data from a humanized KLKB1 mouse model of bradykinin-mediated vascular permeability, establishing that a single administration of NTLA-2002 prevented captopril-induced vascular leakage. These results affirm NTLA-2002’s therapeutic hypothesis of preventing HAE attacks. We plan to submit an IND or IND-equivalent for NTLA-2002 in the second half of 2021.

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

In addition, we have developed combination approaches for delivering the editing machinery by LNP, and the repair and insertion templates by adeno-associated virus (“AAV”) vectors. For example, at the Alpha-1 Foundation’s 20th Gordon L. Snider Critical Issues Workshop: The Promise of Gene-Based Interventions of Alpha-1 Antitrypsin Deficiency, we demonstrated expression of physiological protein levels of human alpha-1 antitrypsin (“AAT”) in NHPs following a single administration. Compared to traditional AAV gene therapy, our targeted liver gene insertion technology has the ability to achieve therapeutic levels of protein expression, in a stable and durable manner, after a single dose of treatment.

We are further investigating delivery strategies that target tissues outside of the liver. For example, at the Keystone eSymposium: Precision Engineering of the Genome, Epigenome and Transcriptome in March 2021, we presented preclinical data establishing proof-of-concept for non-viral genome editing of bone marrow and HSCs in mice. This represented our first demonstration of systemic in vivo genome editing in bone marrow using our proprietary non-viral delivery platform. These results extend our modular in vivo capabilities to treat inherited blood disorders such as sickle cell disease.

Ex Vivo Programs

We are independently researching and developing proprietary engineered cell therapies to treat various oncological and other disease indications, for example TCR-engineered T cells and chimeric antigen receptor T (“CAR-T”) cells for immuno-oncology applications and engineered regulatory T cells for autoimmune disorders. Our diverse product strategy includes multiple elements. In particular:

•

We are developing TCR-engineered T cells as immuno-oncological therapies. For example, in our existing collaboration with Ospedale San Raffaele, Milan, a leading European research-university hospital, we have identified optimized TCRs that recognize a tumor target, Wilms’ Tumor 1 (“WT1”), that could be used to treat a variety of blood cancers and solid tumors;

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

We expect to submit an IND or IND-equivalent for NTLA-5001 in mid-2021. This first-in-human trial intends to evaluate safety and activity in patients with persistent or recurrent AML who have previously received first-line therapies. Additional research efforts are underway to evaluate the potential use of NTLA-5001 to treat WT1-positive solid tumors.

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

At the seventh annual Cold Spring Harbor Laboratory virtual scientific meeting in March 2021, we presented our first preclinical data set on our novel, proprietary cytosine deaminase base editor technology. We demonstrated the technology’s potential for enhanced cell engineering, with multiple simultaneous gene knockouts achieving >90% T cell editing efficiency and no detectable increase in translocation above background levels.

Novartis-Led Sickle Cell Disease and Other Research Programs

In December 2019, the research term under our collaboration agreement with Novartis entered into in 2014 (the “2014 Novartis Agreement”) ended, although the 2014 Novartis Agreement remains in effect. Under the 2014 Novartis Agreement, Novartis has selected particular CAR-T cell, HSC and OSC targets for continued development. Novartis has initiated clinical studies for OTQ923 and HIX763, two therapeutic candidates, based on CRISPR/Cas9 editing of HSCs, that resulted from our research collaboration with them. Novartis is currently recruiting patients for its Phase 1/2 study of these investigational candidates for treatment of sickle cell diseases. Novartis is developing several other product candidates arising from the 2014 Novartis Agreement. For more information regarding our collaboration with Novartis, see the section below entitled “Collaborations - Novartis Institutes for BioMedical Research, Inc.”

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

Through March 31, 2021, excluding the amounts allocated to Regeneron’s purchase of our common stock, we have recorded $145.0 million in upfront payments under the 2016 Regeneron Agreement and the 2020 Regeneron Amendment (the “Amended Agreements”) and $35.6 million primarily for research and development services under the ATTR Co/Co agreement, as described in Note 7 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. Through March 31, 2021, we have recognized $129.7 million of collaboration revenue under all arrangements, including $6.4 million and $7.9 million during the three months ended March 31, 2021 and 2020, respectively, in the condensed consolidated statements of operations and comprehensive loss. This includes $0.9 million and $4.8 million during the three months ended March 31, 2021 and 2020, respectively, primarily representing payments due from Regeneron pursuant to the ATTR Co/Co agreement, which is accounted for under Accounting Standards Codification 808, Collaborative Arrangements. As of March 31, 2021, and December 31, 2020, we had accounts receivable of $1.0 million and $2.1 million, respectively, and deferred revenue of $68.4 million and $73.9 million, respectively, related to these arrangements.

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

In December 2019, per the terms of the 2014 Novartis Agreement, the research term ended, although the 2014 Novartis Agreement remains in effect, for which we will be eligible to receive milestone and royalty payments in the future. Since December 31, 2020, there have been no material changes to the key terms of the 2014 Novartis Agreement and the Novartis Amendment. For further information on the terms and conditions of these agreements, please see the notes to the consolidated financial statements included in our Annual Report for the year ended December 31, 2020.

Revenue Recognition – Milestone. During the three months ended March 31, 2020, the U.S. Food and Drug Administration (“FDA”) accepted the IND application submitted by Novartis for a CRISPR/Cas9-based engineered cell therapy for the treatment of sickle cell disease. As a result of meeting this milestone, we recognized $5.0 million as collaboration revenue within the condensed consolidated statement of operations and comprehensive loss. No other milestones under the 2014 Novartis Agreement and the Novartis Amendment were achieved during the three months ended March 31, 2021 or 2020. We are eligible to receive additional downstream success-based milestones and royalties.

As of March 31, 2021 and December 31, 2020, we had no accounts receivable or deferred revenue related to the 2014 Novartis Agreement and the Novartis Amendment.

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

Comparison of Three Months Ended March 31, 2021 and 2020

The following table summarizes our results of operations for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,		Period-to-
	2021	2020	Period Change
Collaboration revenue	$6,445	$12,916	$(6,471)
Operating expenses:
Research and development	39,276	34,650	4,626
General and administrative	13,594	11,314	2,280
Total operating expenses	52,870	45,964	6,906
Operating loss	(46,425)	(33,048)	(13,377)
Interest income	220	1,242	(1,022)
Net loss	$(46,205)	$(31,806)	$(14,399)

Collaboration Revenue

Collaboration revenue decreased by $6.5 million to $6.4 million during the three months ended March 31, 2021, as compared to $12.9 million during the three months ended March 31, 2020. The decrease in collaboration revenue during the three months ended March 31, 2021 is primarily driven by the $5.0 million milestone payment earned from Novartis for the IND submission of OTQ923 in 2020. Refer to Note 7 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for further details.

Research and Development

Research and development expenses increased by $4.6 million to $39.3 million during the three months ended March 31, 2021, as compared to $34.7 million during the three months ended March 31, 2020.

The following table summarizes our research and development expenses for the three months ended March 31, 2021 and 2020, together with the changes in those items in dollars (in thousands) and the respective percentages of change:

	Three Months Ended March 31,		Period-to-	Percent
	2021	2020	Period Change	Change
External development expenses by program:
NTLA-2001	$2,322	$7,046	$(4,724)	-67%
NTLA-2002	2,155	833	1,322	159%
NTLA-5001	4,528	1,628	2,900	178%
Unallocated research and development expenses:
Employee-related expenses	13,667	10,661	3,006	28%
Research materials and contracted services	6,977	5,927	1,050	18%
Facility-related expenses	5,183	4,978	205	4%
Stock-based compensation	3,491	2,160	1,331	62%
Other	953	1,417	(464)	-33%
Total research and development expenses	$39,276	$34,650	$4,626	13%

The increase in research and development expenses for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 was primarily attributable to:

•

a $4.7 million decrease in external costs related to the development of NTLA-2001, our lead product candidate, primarily due to a decrease in contracted services and manufactured components incurred as compared to the prior period;

•	a $1.3 million increase in external costs related to the development of NTLA-2002, primarily due to an increase in components as we prepare to enter into the clinic;
•	a $2.9 million increase in external costs related to the development of NTLA-5001, primarily due to an increase in contracted services as we prepare to enter into the clinic;
•	a $3.0 million increase in employee-related expenses driven by an increase in the size of our workforce due to the advancement of our programs;
•	a $1.1 million increase in research materials and contracted services primarily due to an increase in purchased materials;
•	a $0.2 million increase in facility-related expenses primarily related to rent, depreciation and technology expense allocated to research and development; and
•	a $1.3 million increase in stock-based compensation driven by our larger workforce and stock valuation.

Through 2021, we expect research and development expenses to increase as we continue to grow our development team, execute clinical trials for ATTR and progress our AML and HAE programs into the clinic.

General and Administrative

General and administrative expenses increased by $2.3 million to $13.6 million during the three months ended March 31, 2021, compared to $11.3 million during the three months ended March 31, 2020. This increase was primarily related to employee-related expenses, including stock-based compensation of $0.9 million.

Interest Income

Interest income decreased by $1.0 million to $0.2 million during the three months ended March 31, 2021 as compared to $1.2 million during the three months ended March 31, 2020. This decrease was due to a decline in investment income due to market conditions.

Liquidity and Capital Resources

Since our inception through March 31, 2021, we have raised an aggregate of $1,165.3 million to fund our operations, of which $275.0 million was through our collaboration agreements, $170.5 million was from our initial public offering and concurrent private placements, $438.3 million was from follow-on public offerings, $196.5 million was from at-the-market offerings and $85.0 million was from the sale of convertible preferred stock.

As of March 31, 2021, we had $600.8 million in cash, cash equivalents and marketable securities.

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

During the three months ended March 31, 2021, we issued 641,709 shares of our common stock in a series of sales at an average price of $72.79 per share in accordance with the 2019 Sales Agreement, for aggregate net proceeds of $45.3 million after payment of cash commissions to Jefferies and approximately $0.1 million related to legal, accounting and other fees in connection with the sales.

As of March 31, 2021, $47.4 million in shares of common stock remain eligible for sale under the 2019 Sales Agreement.

Funding Requirements

Our primary uses of capital are, and we expect will continue to be, research and development contracted services, compensation and related expenses, laboratory and office facilities, research supplies, legal and regulatory expenses, patent prosecution filing and maintenance costs for our licensed IP and general overhead costs. During 2021, we expect our expenses to increase compared to prior periods in connection with our ongoing activities as we continue to grow our research and development team and advance additional programs into clinical development.

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

Outlook

Based on our research and development plans and our expectations related to the progress of our programs, we expect that our cash, cash equivalents and marketable securities as of March 31, 2021, as well as research and cost reimbursement funding from Regeneron, will enable us to fund our ongoing operating expenses and capital expenditure requirements at least through the next twenty-four months, excluding any potential milestone payments or extension fees that could be earned and distributed under the collaboration agreements with Regeneron and Novartis or any strategic use of capital not currently in the base case planning assumptions. We have based this estimate on current assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect.

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

Cash Flows

The following is a summary of cash flows for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
	(In millions)
Net cash used in operating activities	$(52.4)	$(38.5)
Net cash (used in) provided by investing activities	(25.5)	57.4
Net cash provided by financing activities	58.6	4.9

Net cash used in operating activities

Net cash used in operating activities of $52.4 million during the three months ended March 31, 2021 primarily reflects the increased spend in our research and development activities, offset in part by the receipt of $2.4 million in payments from our collaboration partners during those periods. Net cash used in operating activities of $38.5 million during the three months ended March 31, 2020 primarily reflects increased spend in our research and development activities, offset in part by the receipt of $1.0 million in payments from our collaboration partners during those periods.

Net cash (used in) provided by investing activities

During the three months ended March 31, 2021, our investing activities used net cash of $25.5 million. The decrease in the three months ended March 31, 2021 is primarily due to a decrease in marketable securities activity during the period, as $148.3 million in marketable securities were purchased and $125.2 million in marketable securities matured. The decrease in cash is also due to $2.4 million for the purchase of property and equipment during the period. The increase in the three months ended March 31, 2020 is primarily due to an increase of $58.3 million in marketable securities activity during the period, as $89.5 million in marketable securities matured and $31.2 million in marketable securities were purchased. This increase in cash was offset in part by the use of $0.8 million in cash for the purchase of property and equipment during the period.

Net cash provided by financing activities

Net cash provided by financing activities of $58.6 million during the three months ended March 31, 2021 includes $45.3 million in net proceeds from at-the-market offerings and $13.3 million in cash received from the exercise of stock options. Net cash provided by financing activities of $4.9 million during the three months ended March 31, 2020 includes $4.5 million in net proceeds from at-the-market offerings and $0.3 million in cash received from the exercise of stock options.

Critical Accounting Policies

Our critical accounting policies require the most significant judgments and estimates in the preparation of our condensed consolidated financial statements. Management has determined that our most critical accounting policies are those relating to revenue recognition and equity-based compensation. There have been no changes to our critical accounting policies from those which were discussed in our Annual Report for the year ended December 31, 2020.

Recent Accounting Pronouncements

Please read Note 2, “Summary of Significant Accounting Policies”, to our condensed consolidated financial statements included in Part I, Item 1, “Notes to Condensed Consolidated Financial Statements,” of this Quarterly Report on Form 10-Q for a description of recent accounting pronouncements applicable to our business.

Contractual Obligations

There were no material changes to our contractual obligations during the three months ended March 31, 2021. For a complete discussion of our contractual obligations, please refer to our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report for the year ended December 31, 2020.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements as defined under the rules and regulations of the SEC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of March 31, 2021, we had cash equivalents and marketable securities of $600.8 million consisting of interest-bearing money market accounts, commercial paper, asset-backed securities, corporate and financial institution debt securities and U.S. Treasury securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are primarily in marketable securities. Due to the short-term duration of our investment portfolios and the low risk profile of our investments, we do not believe an immediate change of 100 basis points, or one percentage point, would have a material effect on the fair market value of our investment portfolio. Declines in interest rates, however, would reduce future investment income.

We do not have any foreign currency or derivative financial instruments. Inflation generally affects us by increasing our cost of labor and program costs. We do not believe that inflation had a material effect on our results of operations during the three months ended March 31, 2021.

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

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2021.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

“Item 3. Legal Proceedings” of our Annual Report on Form 10-K (“Annual Report”) for the fiscal year ended December 31, 2020 includes additional discussion of our current legal proceedings.

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. Careful consideration should be given to the following risk factors, in addition to the other information set forth in this Quarterly Report on Form 10-Q, our Annual Report for the year ended December 31, 2020 and in other documents that we file with the SEC, in evaluating us and our business. If any of the following risks and uncertainties actually occurs, our business, prospects, financial condition and results of operations could be materially and adversely affected. The risks summarized and described below are not intended to be exhaustive and are not the only risks facing us. New risk factors can emerge from time to time, and it is not possible to predict the impact that any factor or combination of factors may have on our business, prospects, financial condition and results of operations.

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

•

Our technological advancements and any potential for revenue may be derived in part from our collaborations with Novartis Institutes for BioMedical Research, Inc. (“Novartis”) and Regeneron Pharmaceuticals, Inc. (“Regeneron”), and if either of these collaboration agreements were to be terminated or materially altered in an adverse manner, our business, financial condition, results of operations and prospects would be harmed.

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

•	We could be unable to avoid, obtain or invalidate patent rights from third parties necessary to develop, manufacture or commercialize our product candidates in one or more jurisdictions.
•	We have incurred net losses in each period since our inception, anticipate that we will continue to incur net losses in the future, and may never achieve profitability.
•	The price of our common stock historically has been volatile, which may affect the price at which you could sell any shares of our common stock.

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

Competitors in our efforts to provide genetic therapies to patients can be grouped into at least three sets based on their product discovery platforms:

Our platform and product focus are on the development of therapies using CRISPR/Cas9 gene-editing technology. Genome editing companies focused on CRISPR based technologies include: Beam Therapeutics Inc., Caribou Biosciences, Inc., CRISPR Therapeutics AG, Editas Medicine, Inc. and ToolGen, Inc.

There are also companies developing therapies using additional gene-editing technologies, which include Allogene Therapeutics, Inc., bluebird bio, Inc., Cellectis S.A., Precision Biosciences, Inc., Sangamo Therapeutics, Inc., Homology Medicines, Inc. and Poseida Therapeutics, Inc.

We are also aware of companies developing therapies in various areas related to our specific research and development programs. In immuno-oncology, these companies include Allogene Therapeutics, Inc., Precision BioSciences, Inc., CRISPR Therapeutics AG, Cellectis S.A. and Editas Medicine, Inc. In in vivo, these companies include Editas Medicine, Inc., CRISPR Therapeutics AG, Locus Biosciences, Inc., Excision Biotherapeutics, Inc. and Precision Biosciences, Inc.

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

The U.K.’s withdrawal from the EU, or Brexit, became effective on January 31, 2020. EU laws, including pharmaceutical laws, continued to apply in the U.K. during a transitional period, which ended on December 31, 2020. The U.K. and EU have signed an EU-U.K. Trade and Cooperation Agreement, which became provisionally applicable on January 1, 2021 and was ratified by the U.K. Parliament on December 30, 2020, but still needs to be ratified by the EU to become formally applicable. This agreement provides details on how some aspects of the U.K. and EU’s relationship regarding medicinal products will operate, particularly in relation to Good Manufacturing Practice, however there are still many uncertainties. Many of the regulations that now apply in the U.K. following the transition period (including financial laws and regulations, tax, intellectual property rights, data protection laws, supply chain logistics, environmental, health and safety laws and regulations, medicine approval and regulations, immigration laws and employment laws), will likely be amended in future as the U.K. determines its new approach, which may result in significant divergence from EU regulations. This lack of clarity on future U.K. laws and regulations and their interaction with the EU laws and regulations increases our regulatory burden of operating in and doing business with both the U.K. and the EU.

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

We also do not have control over the operations of the facilities of our cloud service providers, Software as a Service vendors or our third-party web hosting providers, and they also may be vulnerable to damage or interruption from natural disasters, cybersecurity attacks, terrorist attacks, power outages and similar events or acts of misconduct. In addition, any changes in these providers’ service levels may adversely affect our ability to meet our requirements and operate our business.

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

We are not profitable and have incurred losses in each period since our inception. Our net loss was $46.2 million for the three months ended March 31, 2021. As of March 31, 2021, we had an accumulated deficit of $481.3 million. We expect these losses to increase as we continue to incur significant research and development and other expenses related to our ongoing operations, seek regulatory approvals for our future product candidates, scale-up manufacturing capabilities, maintain, expand and protect our intellectual property portfolio and hire additional personnel to support the development of our product candidates and to enhance our operational, financial and information management systems. Although we believe that our cash, cash equivalents, and marketable securities will enable us to fund our operating and capital expenditure requirements at least through the next twenty four months, we cannot predict the impact of the COVID-19 pandemic on future results of operations and financial condition due to a variety of factors, including the health of our employees, the ability of suppliers to continue to operate and deliver, the ability of Intellia to maintain operations, continued access to transportation resources, any further government and/or public actions taken in response to the pandemic and ultimately the length of the pandemic. We expect to finance our operations through a combination of collaboration revenue, equity or debt financings or other sources, which may include collaborations with third parties. Given the impact of COVID-19 on the U.S. and global financial markets, we may be unable to access further equity or debt financing when needed.

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

As part of our business strategy, we may pursue acquisitions or licenses of assets or acquisitions of businesses, or disposition of assets or technologies. We also may pursue strategic alliances and joint ventures that leverage our core technology and industry experience. If we decide to collaborate with other companies to discover, develop and commercialize therapeutic products, we face significant competition in seeking appropriate collaborators because, for example, third-parties have comparable rights to the CRISPR/Cas9 system or similar genome editing technologies. In addition, we have limited experience with acquiring, disposing of or licensing assets or forming strategic alliances and joint ventures. Our ability to reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. If we are unable to reach agreements with suitable collaborators on a timely basis, on acceptable terms, or at all, we may have to curtail, delay or abandon discovery efforts or development programs, and the development, manufacture or commercialization of a product candidate, or increase our expenditures and undertake these activities at our own expense. If we elect to fund and undertake discovery, development, manufacturing or commercialization activities on our own, we may need to obtain additional expertise and additional capital, which may not be available to us on acceptable terms or at all. If we fail to enter into collaborations and do not have sufficient funds or expertise to undertake the necessary discovery, development, manufacturing and commercialization activities, we may not be able to further develop our product candidates, manufacture the product candidates, bring them to market or continue to develop our technology and our business may be materially and adversely affected. Furthermore, we may not identify or complete these transactions in a timely manner, on a cost-effective basis, or at all, and we may not realize the anticipated benefits of any acquisition, license, strategic alliance or joint venture.

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

Third parties could assert that UC/Vienna/Charpentier do not have rights to the CRISPR/Cas9 technology, including inventorship and ownership rights to currently issued or allowable patents, or that any rights owned by UC/Vienna/Charpentier are limited. If such third parties were found to have rights to the CRISPR/Cas9 technology, we could be required to obtain rights from such parties or cease our development and commercialization efforts. For example, under our sublicense from Caribou, we have rights to patent applications owned by UC/Vienna Charpentier covering certain aspects of CRISPR/Cas9 systems to edit genes in eukaryotic cells, including human cells (collectively, the “UC/Vienna/Charpentier eukaryotic patent family”). The Broad Institute, Massachusetts Institute of Technology, the President and Fellows of Harvard College and the Rockefeller University (collectively, the “Broad Institute”) co-own patents and patent applications that also claim CRISPR/Cas9 systems to edit genes in eukaryotic cells (collectively, the “Broad Institute patent family”). Because the respective owners of various UC/Vienna/Charpentier patent applications and the Broad Institute patent family both allege owning intellectual property claiming overlapping aspects of CRISPR/Cas9 systems and methods to edit genes in eukaryotic cells, including human cells, our ability to market and sell CRISPR/Cas9-based human therapeutics may be adversely impacted depending on the scope and actual ownership over the inventions claimed in the competing patent portfolios. On June 25, 2019, the Patent Trial and Appeal Board (“PTAB”) of the U.S. Patent and Trademark Office (“USPTO”) declared an interference between the UC/Vienna/Charpentier eukaryotic patent family and the Broad Institute patent family to determine which research group first invented the use of the CRISPR/Cas9 technology in eukaryotic cells and, therefore, is entitled to the patents covering the invention. On August 26, 2019, the PTAB redeclared the interference to include additional UC/Vienna/Charpentier patent applications covering the invention that had also been found allowable by the USPTO. On September 10, 2020, the PTAB issued an order that, among other matters, advanced the proceeding to the priority phase, where both UC/Vienna/Charpentier, which will have the burden of proof, and the Broad Institute will present their respective evidence seeking to prove that they, invented first. As of March 31, 2021, the interference involves 14 allowable patent applications from the UC/Vienna/Charpentier eukaryotic patent family and 13 patents and one patent application from the Broad Institute patent family.

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

Patents relating to our product candidates are controlled by certain of our licensors or their respective licensors. Each of our licensors or their licensors generally has rights to file, prosecute, maintain and defend the patents we have licensed from such licensor. If these licensors or any future licensees and in some cases, co-owners from which we do not yet have licenses, having rights to file, prosecute, maintain, and defend our patent rights fail to adequately conduct these activities for patents or patent applications covering any of our product candidates, our ability to develop and commercialize those product candidates may be adversely affected and we may not be able to prevent competitors from making, using or selling competing products. We cannot be certain that such activities by our licensors or their respective licensors have been or will be conducted in compliance with applicable laws and regulations or in our best interests, or will result in valid and enforceable patents or other intellectual property rights. Pursuant to the terms of the license agreements with our licensors, the licensors may have the right to control enforcement of our licensed patents or defense of any claims asserting the invalidity of these patents and, even if we are permitted to pursue such enforcement or defense, we cannot ensure the cooperation of our licensors or, in some cases, other necessary parties, such as the co-owners of the intellectual property from which we have not yet obtained a license. We cannot be certain that our licensors or their licensors, and in some cases, their respective co-owners, will allocate sufficient resources or prioritize their or our enforcement of such patents or defense of such claims to protect our interests in the licensed patents. For example, with respect to our sublicensed rights from Caribou to UC/Vienna/Charpentier intellectual property, UC retained the right to control the prosecution, enforcement and defense of this intellectual property in its license agreement with Caribou and, pursuant to an Invention Management Agreement, shares these responsibilities with CRISPR Therapeutics AG and, under certain circumstances, ERS Genomics, Ltd., as the designated managers of the intellectual property. For these reasons, UC may be unable or unwilling to prosecute certain patent claims that would be best for our product candidates, or enforce its patent rights against infringers of the UC/Vienna/Charpentier patent family.

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

The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our owned and licensed patents may be challenged in the courts or patent offices in the U.S. and abroad. There is a substantial amount of litigation as well as administrative proceedings for challenging patents, including interference, derivation, reexamination, and other post-grant proceedings before the USPTO and oppositions and other comparable proceedings in foreign jurisdictions, involving patents and other intellectual property rights in the biotechnology and pharmaceutical industries, and we expect this to be true for the CRISPR/Cas9 space as well. Indeed, a number of third parties have filed oppositions challenging the validity, and seeking the revocation, of several CRISPR/Cas9 genome editing patents granted to UC/Vienna/Charpentier by the European Patent Office (“EPO”). To date, UC/Vienna/Charpentier have successfully defended before the EPO’s opposition division the validity of their first European patent, which covers compositions comprising Cas9 and single guide RNA molecules, as well as methods of editing DNA in vitro or ex vivo using Cas9 and single guide RNAs. The opponents to this patent have appealed the decision of the EPO’s opposition division. If UC/Vienna/Charpentier fail in defending the validity of its first European patent, we may lose valuable intellectual property rights, such as the right to exclude others from using such intellectual property. Such an outcome could have a material adverse effect on our business in Europe. Similarly, third parties are opposing the other patents issued by the EPO to UC/Vienna/Charpentier, including their second European patent that was recently revoked by the EPO’s opposition division, a decision that UC/Vienna/Charpentier have appealed. Although the claims of these other patents are more limited in scope compared to the first European patent, the inability to defend their respective validity could   result in loss of valuable rights. In addition, since the passage of the America Invents Act in 2013, U.S. law also provides for other procedures to challenge patents, including inter partes reviews and post-grant reviews, that add uncertainty to the possibility of challenge to our developed or licensed patents and patent applications in the future. Furthermore, for U.S. applications in which all claims are entitled to a priority date before March 16, 2013, an interference proceeding can be provoked by a third-party or instituted by the USPTO to determine who was the first to invent any of the subject matter covered by the patent claims of our applications. See the above risk factor titled “Third-party claims of intellectual property infringement against us, our licensors or our collaborators may prevent or delay our product discovery and development efforts.”

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

If we or one of our licensing partners initiate legal proceedings against a third-party to enforce a patent covering one of our product candidates, the defendant could counterclaim that the patent covering our product candidate is invalid or unenforceable. In patent litigation in the U.S., defendant counterclaims alleging invalidity or unenforceability are commonplace, and there are numerous grounds upon which a third-party can assert invalidity or unenforceability of a patent. Third parties may also raise similar claims before administrative bodies in the U.S. or other jurisdictions, even outside the context of litigation. Such mechanisms include re-examination, inter partes review, post-grant review and equivalent proceedings in foreign jurisdictions, such as opposition or derivation proceedings. Such proceedings could result in revocation or amendment to our patents in such a way that they no longer cover and protect our product candidates. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity of our patents, for example, we cannot be certain that there is no invalidating prior art of which we, our patent counsel, and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity, unpatentability and/or unenforceability, we would lose at least part, and perhaps all, of the patent protection on our product candidates. For example, as highlighted in the above risk factor entitled “We could be unsuccessful in obtaining or maintaining adequate patent protection for one or more of our products or product candidates, or asserting and defending our intellectual property rights that protect our products and technologies”, various third parties have filed challenges to the validity of UC/Vienna/Charpentier’s European patents, which cover compositions comprising Cas9 and guide RNA (“gRNA”) molecules, as well as methods of editing DNA in vitro or ex vivo using Cas9 and gRNAs. If UC/Vienna/Charpentier fail in defending the validity of these patents, we may lose valuable intellectual property rights, such as the exclusive right to use such intellectual property. Such an outcome could have a material adverse effect on our business in Europe.

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

On August 23, 2019, we filed a Registration Statement on Form S-3, as amended (the “2019 Shelf”) with the SEC, which was declared effective on September 12, 2019 (File No. 333-233448) in relation to the registration of common stock, preferred stock, debt securities, warrants and units of any combination thereof. We also simultaneously entered into an Open Market Sale Agreement (the “2019 Sales Agreement”) with the Sales Agent, to provide for the offering, issuance and sale of up to an aggregate amount of $150.0 million of our common stock from time to time in “at-the-market” offerings under the 2019 Shelf and subject to the limitations thereof. We will pay to the Sales Agent cash commissions of 3.0% of the gross proceeds of sales of common stock under the 2019 Sales Agreement. In December 2019, we issued 287,231 shares of our common stock at an average price of $16.48 per share in accordance with the 2019 Sales Agreement for aggregate net proceeds of $4.4 million, after payment of cash commissions to the Sales Agent and approximately $0.2 million related to legal, accounting and other fees in connection with the sales. During the year ended December 31, 2020, we issued 2,270,161 shares of our common stock in a series of sales at an average price of $22.53 per share in accordance with the 2019 Sales Agreement, for aggregate net proceeds of $49.5 million after payment of cash commissions to the Sales Agent and legal, accounting and other fees in connection with the sales. During the three months ended March 31, 2021, we issued 641,709 shares of our common stock in a series of sales at an average price of $72.79 per share in accordance with the 2019 Sales Agreement, for aggregate net proceeds of $45.3 million after payment of cash commissions to Jefferies and approximately $0.1 million related to legal, accounting and other fees in connection with the sales. In June 2020, we issued 6,301,370 shares of our common stock, including the exercise in full by the underwriters of their option to purchase an additional 821,917 shares, at the public offering price of $18.25 per share pursuant to the 2019 Shelf for aggregate cash consideration of $107.7 million, after payment of commissions and fees and approximately $0.4 million related to legal, accounting and other fees in connection with the sales. In June 2020 we also issued 925,218 shares of our common stock to Regeneron in a private placement for an aggregate cash consideration of $30.0 million, or $32.42 per share, representing a 100% premium over the volume-weighted average trading price of the Company’s common stock during the 30-day period prior to the closing. In December 2020, we issued 5,513,699 shares of our common stock, including the exercise in full by the underwriters of their option to purchase an additional 719,178 shares, at the public offering price of $36.50 per share pursuant to the 2019 Shelf for aggregate cash consideration of $188.9 million, after deducting the underwriting discount, commissions and offering expenses. In addition, sales of a substantial number of shares of our outstanding common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock. Persons who were our stockholders prior to our IPO continue to hold a substantial number of shares of our common stock that many of them are now able to sell in the public market. Significant portions of these shares are held by a relatively small number of stockholders. Sales by our stockholders of a substantial number of shares, or the expectation that such sales may occur, could significantly reduce the market price of our common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 6. Exhibits

The following exhibits are incorporated by reference or filed as part of this report.

10.1 †	License Agreement dated as of July 16, 2014 by and between Registrant (as successor in interest of Intellia Therapeutics, LLC) and Caribou Biosciences, Inc. (1)

10.2 †	License and Collaborative Research Agreement dated as of December 18, 2014 by and between Registrant and Novartis Institutes for BioMedical Research, Inc. (1)

10.3	Fourth Amended and Restated Non-Employee Director Compensation Policy (1)

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

32.1

Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, by John M. Leonard, M.D., President and Chief Executive Officer of the Company, and Glenn Goddard, Executive Vice President, Chief Financial Officer of the Company. (2)

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. (1)

101.SCH	Inline XBRL Taxonomy Extension Schema Document. (1)

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document. (1)

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document. (1)

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document. (1)

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document. (1)

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*) (1)

†	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to Item 601(b)(10) of Regulation S-K.
(1)	Filed with this Quarterly Report on Form 10-Q.
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

Dated: May 6, 2021

INTELLIA THERAPEUTICS, INC.

By:	/s/ John M. Leonard
John M. Leonard, M.D.
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Glenn G. Goddard
Glenn G. Goddard
Executive Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)