Form 10-Q
period 2021-06-30
Intellia Therapeutics, Inc.
filed 2021-08-05
CIK 1652130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

The number of shares outstanding of the registrant’s common stock as of July 30, 2021: 73,487,046 shares.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

INTELLIA THERAPEUTICS, INC.

Condensed Consolidated Balance Sheets (unaudited)

(Amounts in thousands except share and per share data)

	June 30, 2021	December 31, 2020
ASSETS
Current Assets:
Cash and cash equivalents	$129,879	$160,020
Marketable securities	399,140	437,351
Accounts receivable	1,993	2,130
Prepaid expenses and other current assets	18,392	17,016
Total current assets	549,404	616,517
Marketable securities - noncurrent	22,262	-
Property and equipment, net	18,530	15,943
Operating lease right-of-use assets	77,070	39,114
Other assets	4,977	4,748
Total Assets	$672,243	$676,322
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$6,854	$10,460
Accrued expenses	37,150	25,554
Current portion of operating lease liability	7,415	5,696
Current portion of deferred revenue	22,544	22,544
Total current liabilities	73,963	64,254
Deferred revenue, net of current portion	40,208	51,387
Long-term operating lease liability	63,259	33,609
Commitments and contingencies (Note 6)
Stockholders’ Equity:
Common stock, $0.0001 par value; 120,000,000 shares authorized; 68,331,780 and 66,234,056 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	7	7
Additional paid-in capital	1,044,939	962,173
Accumulated other comprehensive (loss) income	(13)	1
Accumulated deficit	(550,120)	(435,109)
Total stockholders’ equity	494,813	527,072
Total Liabilities and Stockholders’ Equity	$672,243	$676,322

See notes to condensed consolidated financial statements.

INTELLIA THERAPEUTICS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited)

(Amounts in thousands except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Collaboration revenue	$6,550	$16,263	$12,995	$29,179
Operating expenses:
Research and development	58,884	37,771	98,160	72,421
General and administrative	16,683	11,526	30,277	22,840
Total operating expenses	75,567	49,297	128,437	95,261
Operating loss	(69,017)	(33,034)	(115,442)	(66,082)
Interest income	211	641	431	1,883
Net loss	$(68,806)	$(32,393)	$(115,011)	$(64,199)
Net loss per share, basic and diluted	$(1.01)	$(0.61)	$(1.70)	$(1.24)
Weighted average shares outstanding, basic and diluted	68,164	53,369	67,675	51,938
Other comprehensive loss:
Unrealized loss on marketable securities	(1)	(218)	(14)	(106)
Comprehensive loss	$(68,807)	$(32,611)	$(115,025)	$(64,305)

See notes to condensed consolidated financial statements.

INTELLIA THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows (unaudited)

(Amounts in thousands)

	Six Months Ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(115,011)	$(64,199)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	3,225	3,107
Equity-based compensation	17,038	8,921
Amortization/(accretion) of investment premiums/(discounts)	2,868	(268)
Changes in operating assets and liabilities:
Accounts receivable	137	756
Prepaid expenses and other current assets	(8,703)	(564)
Operating right-of-use assets	4,018	3,195
Other assets	(229)	239
Accounts payable	(2,606)	(3,899)
Accrued expenses	10,135	2,434
Deferred revenue	(11,179)	71,869
Operating lease liabilities	(5,050)	(2,719)
Net cash (used in) provided by operating activities	(105,357)	18,872
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(5,350)	(1,881)
Purchases of marketable securities	(185,431)	(31,208)
Maturities of marketable securities	198,499	183,500
Net cash provided by investing activities	7,718	150,411
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock through follow-on offerings, net of issuance costs	-	107,732
Proceeds from issuance of common stock through at-the-market offerings, net of issuance costs	45,255	14,722
Proceeds from issuance of common stock to Regeneron	-	12,580
Proceeds from options exercised	19,503	1,370
Issuance of shares through employee stock purchase plan	970	685
Net cash provided by financing activities	65,728	137,089
Net (decrease) increase in cash and cash equivalents and restricted cash and cash equivalents	(31,911)	306,372
Cash and cash equivalents and restricted cash and cash equivalents, beginning of period	164,606	57,226
Cash and cash equivalents and restricted cash and cash equivalents, end of period	$132,695	$363,598

Reconciliation of cash and cash equivalents and restricted cash and cash equivalents to condensed consolidated balance sheet:
Cash and cash equivalents	$129,879	$361,687
Restricted cash and cash equivalents, included in prepaids and other current assets and other assets	2,816	1,911
Total cash and cash equivalents and restricted cash and cash equivalents	$132,695	$363,598

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Purchases of property and equipment unpaid at period end	$1,969	$432
Right-of-use assets acquired under operating leases	41,974	7,527
Offering costs unpaid at period end	208	-

See notes to condensed consolidated financial statements.

INTELLIA THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements (unaudited)

1.	Overview and Basis of Presentation

Intellia Therapeutics, Inc. (“Intellia” or the “Company”) is a leading clinical-stage genome editing company, focused on developing novel, potentially curative therapeutics using CRISPR/Cas9 technology. CRISPR/Cas9, an acronym for Clustered, Regularly Interspaced Short Palindromic Repeats (“CRISPR”)/CRISPR associated 9 (“Cas9”), is a technology for genome editing, the process of altering selected sequences of genomic deoxyribonucleic acid (“DNA”). To fully realize the transformative potential of CRISPR/Cas9, the Company is pursuing two primary approaches. The Company’s in vivo programs use intravenously administered CRISPR as the therapy, in which its proprietary delivery technology enables highly precise editing of disease-causing genes directly within specific target tissues. The Company’s ex vivo programs use CRISPR to create the therapy by using engineered human cells to treat cancer and autoimmune diseases. The Company’s deep scientific, technical and clinical development experience, along with its robust intellectual property (“IP”) portfolio, enables the Company to unlock broad therapeutic applications of CRISPR/Cas9 to create new classes of genetic medicine.

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

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates in these condensed consolidated financial statements have been made in connection with the calculation of revenues, research and development expenses and equity-based compensation expense. The Company bases its estimates on historical experience and various other assumptions that management believes to be reasonable under the circumstances at the time such estimates are made. Actual results could differ from those estimates. The Company periodically reviews its estimates in light of changes in circumstances, facts and experience. The extent of the impact of the coronavirus disease 19 (“COVID-19”) pandemic on the Company’s operational and financial performance will depend on certain developments, including the length and severity of this pandemic, as well as its effect on the Company’s employees, collaborators and vendors, all of which are uncertain and cannot be predicted. The Company cannot reasonably estimate the extent to which the disruption may materially impact its consolidated results of operations or financial position.

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

Liquidity

Since its inception through June 30, 2021, the Company has raised an aggregate of approximately $1,166.1 million to fund its operations, of which $275.9 million was through its collaboration agreements, $170.5 million was from its initial public offering (“IPO”) and concurrent private placements, $438.3 million was from follow-on public offerings, $196.5 million was from at-the-market offerings and $85.0 million was from the sale of convertible preferred stock. In July 2021, the Company closed an underwritten public offering of 4,758,620 shares of common stock at the public offering price of $145.00 per share, for aggregate estimated net proceeds of $648.1 million after deducting approximately $41.9 million in underwriting discounts and estimated offering costs (see Note 13 for further details). The Company expects that its cash, cash equivalents and marketable securities as of June 30, 2021, along with the proceeds from the July 2021 public offering of common stock, will enable the Company to fund its ongoing operating expenses and capital expenditure requirements for at least the twelve-month period following the issuance of these condensed consolidated financial statements.
2.	Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies” to the consolidated financial statements included in the Annual Report for the year ended December 31, 2020. There have been no material changes during the six months ended June 30, 2021, other than as noted below.

Recent Accounting Pronouncements – Adopted

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify the accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. The Company adopted ASU 2019-12 on January 1, 2021. The adoption did not have a material effect on the Company’s condensed consolidated financial statements.
3.	Marketable Securities

The following table summarizes the Company’s available-for-sale marketable securities as of June 30, 2021 and December 31, 2020 at net book value:

	June 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Marketable securities:
U.S. Treasury and other government securities	$163,832	$22	$(2)	$163,852
Financial institution debt securities	182,076	12	(47)	182,041
Corporate debt securities	42,191	2	-	42,193
Other asset-backed securities	33,315	1	-	33,316
Total	$421,414	$37	$(49)	$421,402

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Marketable securities:
U.S. Treasury and other government securities	$245,666	$13	$(11)	$245,668
Financial institution debt securities	138,445	6	(8)	138,443
Corporate debt securities	41,765	3	(2)	41,766
Other asset-backed securities	11,474	1	(1)	11,474
Total	$437,350	$23	$(22)	$437,351

The amortized cost of available-for-sale securities is adjusted for amortization of premiums and accretion of discounts to maturity. At June 30, 2021 and December 31, 2020, the balance in the Company’s accumulated other comprehensive (loss) income was composed of activity related to the Company’s available-for-sale marketable securities. There were no realized gains or losses in the six months ended June 30, 2021 or for the year ended December 31, 2020. The Company did not reclassify any amounts out of accumulated other comprehensive (loss) income during this period. The Company did not have any securities in a material unrealized loss position at June 30, 2021 or December 31, 2020.

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

The Company classifies fair value-based measurements using a three-level hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows: Level 1, quoted market prices (unadjusted) in active markets for identical assets or liabilities; Level 2, observable inputs other than quoted market prices included in Level 1, such as quoted market prices for markets that are not active or other inputs that are observable or can be corroborated by observable market data; and Level 3, unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities, including certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

As of June 30, 2021 and December 31, 2020, the Company’s financial assets recognized at fair value on a recurring basis consisted of the following:

	Fair Value as of June 30, 2021
	Total	Level 1	Level 2	Level 3
	(In thousands)
Cash equivalents and restricted cash equivalents	$130,005	$130,005	$-	$-
Marketable securities:
U.S. Treasury and other government securities	163,852	140,494	23,358	-
Financial institution debt securities	182,041	-	182,041	-
Corporate debt securities	42,193	-	42,193	-
Other asset-backed securities	33,316	-	33,316	-
Total marketable securities	421,402	140,494	280,908	-
Total	$551,407	$270,499	$280,908	$-

	Fair Value as of December 31, 2020
	Total	Level 1	Level 2	Level 3
	(In thousands)
Cash equivalents and restricted cash equivalents	$163,805	$163,805	$-	$-
Marketable securities:
U.S. Treasury and other government securities	245,668	241,664	4,004	-
Financial institution debt securities	138,443	-	138,443	-
Corporate debt securities	41,766	-	41,766	-
Other asset-backed securities	11,474	-	11,474	-
Total marketable securities	437,351	241,664	195,687	-
Total	$601,156	$405,469	$195,687	$-

Certain of the Company’s financial assets, including cash equivalents, restricted cash equivalents and marketable securities, have been initially valued at the transaction price, and subsequently revalued at the end of each reporting period, utilizing third-party pricing services or other observable market data. The pricing services utilize industry standard valuation models and observable market inputs to determine value. After completing its validation procedures, the Company did not adjust or override any fair value measurements provided by the pricing services as of June 30, 2021 or December 31, 2020.

Other financial instruments, including accounts receivable, accounts payable and accrued expense, are carried at cost, which approximates fair value due to the short duration and term to maturity.

5.	Accrued Expenses

Accrued expenses consisted of the following:

	June 30,	December 31,
	2021	2020
	(In thousands)
Accrued research and development	$18,399	$11,008
Employee compensation and benefits	10,039	10,920
Accrued legal and professional expenses	4,109	1,876
Accrued other	4,603	1,750
Total accrued expenses	$37,150	$25,554

6.	Commitments and Contingencies

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

On September 26, 2019, the Company announced that the arbitration panel issued an interim award concluding that both the structural and chemical gRNA modification technologies were exclusively licensed to the Company by Caribou pursuant to the Caribou License. Nevertheless, the arbitration panel, solely with respect to the clinically modified gRNAs, stated that it will declare that Caribou has an equitable “leaseback”, which it described as exclusive, perpetual and worldwide (the “Caribou Award”). The Caribou Award does not include the structural guide modifications IP also at issue in the arbitration, any other IP exclusively licensed or sublicensed by Caribou to the Company under the Caribou License (including but not limited to the foundational CRISPR/Cas9 IP co-owned by the Regents of the University of California, University of Vienna and Dr. Emmanuelle Charpentier), or any other of the Company’s IP. On February 6, 2020, the panel clarified that the Caribou Award is limited to a particular on-going Caribou program, known as CB-010, which seeks to develop a chimeric antigen receptor T (“CAR-T”) product directed at CD19.

On June 16, 2021, the Company executed a Leaseback Agreement (“Leaseback”) with Caribou, which settles the ongoing arbitration. Under the Leaseback negotiated by the parties, in exchange for an upfront payment, potential future regulatory and sales milestones, and single-digit royalties payable by Caribou, the Company has agreed to leaseback or sublicense certain CRISPR/Cas9 IP, including the Company’s chemical gRNA modification technology and foundational CRISPR/Cas9 IP, to Caribou so that it can develop and commercialize CB-010. Caribou also will be responsible for any payments required in respect of the Company’s in-licensed IP. The Company recorded $1.0 million within “Collaboration Revenue” on the condensed consolidated statements of operations and comprehensive loss for an upfront payment related to the Leaseback.

License Agreements

The Company is party to license agreements, which include contingent payments. These payments will become payable if and when certain development, regulatory and commercial milestones are achieved. As of June 30, 2021, the satisfaction and timing of the contingent payments is uncertain and not reasonably estimable.

7.	Collaborations

To accelerate the development and commercialization of CRISPR/Cas9-based products in multiple therapeutic areas, the Company has formed, and intends to seek other opportunities to form, strategic alliances with collaborators who can augment its leadership in CRISPR/Cas9 therapeutic development. As of June 30, 2021, the Company’s accounts receivable is made up of $1.0 million for an upfront payment related to the Leaseback with Caribou (see Note 6) and $1.0 million related to the collaboration with Regeneron, and the Company’s contract liabilities were related to its collaboration with Regeneron.

The following table presents changes in the Company’s accounts receivable and contract liabilities during the six months ended June 30, 2021 and 2020 (in thousands):

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Six Months Ended June 30, 2021
Accounts receivable	$2,130	$3,079	$(3,216)	$1,993
Contract liabilities - Deferred revenue	$73,931	$-	$(11,179)	$62,752

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Six Months Ended June 30, 2020
Accounts receivable	$4,620	$101,049	$(101,805)	$3,864
Contract liabilities - Deferred revenue	$28,810	$87,477	$(15,608)	$100,679

During the six months ended June 30, 2021 and 2020, the Company recognized the following revenues as a result of changes in the contract liability balance (in thousands):

	Six Months Ended June 30,
Revenue recognized in the period from:	2021	2020
Amounts included in the contract liability at the beginning of the period	$11,179	$5,674

Costs to obtain and fulfill a contract

The Company did not incur any expenses to obtain collaboration agreements and costs to fulfill those contracts do not generate or enhance resources of the Company. As such, no costs to obtain or fulfill a contract have been capitalized in any period.

Regeneron Pharmaceuticals, Inc.

License and Collaboration Agreement

In April 2016, the Company entered into a license and collaboration agreement with Regeneron (the “2016 Regeneron Agreement”). The 2016 Regeneron Agreement has two principal components: (i) a product development component under which the parties will research, develop and commercialize CRISPR/Cas-based therapeutic products primarily focused on genome editing in the liver, and (ii) a technology collaboration component, pursuant to which the Company and Regeneron will engage in research-related activities aimed at discovering and developing novel technologies and improvements to CRISPR/Cas technology to enhance the Company’s genome editing platform. Under this agreement, the Company also may access the Regeneron Genetics Center and proprietary mouse models to be provided by Regeneron for a limited number of the Company’s liver programs. At the inception of the 2016 Regeneron Agreement, Regeneron selected the first of its 10 targets, transthyretin (“ATTR”) amyloidosis, which is subject to a co-development and co-promotion agreement between the Company and Regeneron (the “ATTR Co/Co”).

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

Revenue Recognition – Collaboration Revenue. Through June 30, 2021, excluding amounts allocated to Regeneron’s purchase of the Company’s common stock, the Company recorded $145.0 million in upfront payments under the Amended Agreements and $35.6 million for research and development services, primarily under the ATTR Co/Co agreement. Through June 30, 2021, the Company has recognized $135.2 million of collaboration revenue under all arrangements, including $5.5 million and $12.0 million during the three and six months ended June 30, 2021, respectively, and $16.3 million and $24.2 million during the three and six months ended June 30, 2020, respectively, in the condensed consolidated statements of operations and comprehensive loss. This includes $1.0 million and $1.8 million during the three and six months ended June 30, 2021, respectively, and $3.8 million and $8.6 million during the three and six months ended June 30, 2020, respectively, primarily representing payments due from Regeneron pursuant to the ATTR Co/Co agreement. These revenues are offset in part by contra-revenue related to the Hemophilia Co/Co agreements amounting to $1.0 million during the three and six months ended June 30, 2021, respectively.

As of June 30, 2021, there was approximately $62.8 million of the aggregate transaction price of the Amended Agreements remaining to be recognized, which the Company expects to be recognized during the research term through April 2024.

As of June 30, 2021 and December 31, 2020, the Company had accounts receivable of $1.0 million and $2.1 million, respectively, related to the Amended Agreements. The Company had deferred revenue of $62.8 million and $73.9 million as of June 30, 2021 and December 31, 2020, respectively, related to the Amended Agreements.

Novartis Institutes for BioMedical Research, Inc.

In December 2014, the Company entered into a strategic collaboration agreement with Novartis Institutes for BioMedical Research, Inc. (“Novartis”) (the “2014 Novartis Agreement”), primarily focused on the research of new ex vivo CRISPR/Cas9-edited therapies using CAR-T cells and hematopoietic stem cells (“HSCs”). The agreement was amended in December 2018 (the “Novartis Amendment”) to also include research on ocular stem cells (“OSCs”). In December 2019, per the terms of the 2014 Novartis Agreement, the research term ended, although the 2014 Novartis Agreement remains in effect, for which the Company will be eligible to receive milestone and royalty payments in the future. In June 2021, the Company entered into Amendment No. 3 (the “Amendment”) to the 2014 Novartis Agreement. The Amendment amends Novartis’ rights with respect to all of the CAR-T Therapeutic Targets (as defined in the 2014 Novartis Agreement) that Novartis selected under the 2014 Novartis Agreement, including (a) making Novartis’ license non-exclusive for such CAR-T Therapeutic Targets, (b) removing Novartis’ diligence and related reporting obligations for such CAR-T Therapeutic Targets, and (c) refining the scope of Novartis’ sublicense rights for such CAR-T Therapeutic Targets. The Company made a one-time payment to Novartis of $10.0 million within 30 days after the effective date of the Amendment, which was recorded as research and development expense in the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2021. Since December 31, 2020, there have been no other material changes to the key terms of the 2014 Novartis Agreement and the Novartis Amendment. For further information on the terms and conditions of these agreements, please see the notes to the consolidated financial statements included in the Company’s Annual Report for the year ended December 31, 2020.

Revenue Recognition – Milestone. In March 2020, the U.S. Food and Drug Administration (“FDA”) accepted the investigational new drug (“IND”) application submitted by Novartis for a CRISPR/Cas9-based engineered cell therapy for the treatment of sickle cell disease. As a result of meeting this milestone, the Company recognized $5.0 million as collaboration revenue within the condensed consolidated statement of operations and comprehensive loss. No other milestones under the 2014 Novartis Agreement and the Novartis Amendment were achieved during the three or six months ended June 30, 2021 or 2020. The Company is eligible to receive additional downstream success-based milestones and royalties.

As of June 30, 2021 and December 31, 2020, the Company had no accounts receivable or deferred revenue related to the 2014 Novartis Agreement and the Novartis Amendment.
8.	Leases

In March 2020, the Company entered into an agreement to lease approximately 39,000 square feet of office and laboratory space at 281 Albany Street in Cambridge, Massachusetts under an operating lease agreement (the “281 Albany Lease”). The Company’s obligation to pay rent will start on the date that is six months after the commencement date or the date on which the Company occupies the premises, whichever occurs earlier (the “Rent Commencement Date”). The initial term of the 281 Albany Lease is ten years following the Rent Commencement Date. In March 2021 the Company determined, in accordance with Accounting Standards Codification 842, “Leases (Topic 842)”, that the commencement date of the lease had been met as the facility was substantially complete and available for use and, accordingly, the Company recognized a right-of-use asset and a lease liability of approximately $40.4 million and $34.8 million, respectively, in the first quarter of 2021 related to the 281 Albany Lease. In determining the lease liability, the Company used an incremental borrowing rate of 5.52% based on a number of factors including the total lease payments, the Company’s credit rating, and the lease term. Included in the recognized right-of-use asset at the inception of the lease was approximately $5.6 million in lease payments that were prepaid under the terms of the lease. The base rent under the 281 Albany Lease is $99.00 per square foot per year during the first year of the term, which is subject to scheduled annual increases up to $128.87 per square foot per year during the last year of the initial term, plus certain operating expenses and taxes. In addition, the landlord agreed to contribute an aggregate of $4.4 million toward the cost of construction and tenant improvements for the premises. In accordance with the 281 Albany Lease, the Company is required to maintain a letter of credit in the amount of $1.9 million that is restricted for the term of the lease. These restricted cash equivalents are reported in “Other Assets” in the Company’s condensed consolidated balance sheets. The Company has the option to extend the 281 Albany Lease for two successive five-year terms. The option for this extension is not included as part of the lease liability and right-of-use asset at June 30, 2021, as it is not reasonably certain that it will be exercised.

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

As of June 30, 2021, there were 3,938,391 shares available for future issuance under the 2015 Plan and the 2016 Employee Stock Purchase Plan. The number of shares reserved for issuance under the 2015 Plan shall be cumulatively increased by four percent of the number of shares of common stock issued and outstanding on the immediately preceding December 31 or such lesser number of shares of common stock as determined by the board of directors. The number of shares reserved for issuance under the 2016 Employee Stock Purchase Plan shall be cumulatively increased by the lesser of a) one percent of the number of shares of common stock issued and outstanding on the immediately preceding December 31, b) 500,000 shares of common stock, or c) such lesser number of shares of common stock as determined by the board of directors.

Equity-based compensation expense is classified in the condensed consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)
Research and development	$6,135	$2,390	$9,626	$4,550
General and administrative	4,479	2,374	7,412	4,371
Total	$10,614	$4,764	$17,038	$8,921

Restricted Stock Units

Restricted stock units are measured at fair value based on the quoted price of the Company’s common stock.

The following table summarizes the Company’s restricted stock activity for the six months ended June 30, 2021:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested restricted stock units as of December 31, 2020	193,936	$23.98
Granted	353,072	62.82
Vested	(26,235)	15.05
Cancelled	(23,588)	38.90
Unvested restricted stock units as of June 30, 2021	497,185	$51.33

In March 2021, the Company granted 259,839 RSUs with a service condition to executive and non-executive employees as part of their annual grant, which vest over a period of four years. The weighted average grant date fair value of these RSUs was $57.71. The vesting start date for these RSUs is January 1, 2021.

Included in the unvested restricted stock as of June 30, 2021 are 78,705 RSUs that include a performance condition in addition to a service condition. These RSUs will vest over a period of 1.5 years and are subject to accelerated vesting based on the Company’s programs achieving certain development milestones before December 1, 2022. The fair value of the RSUs at date of grant was $15.05. An additional 26,235 shares from this grant vested in the six months ended June 30, 2021, as a service condition had been reached.

As of June 30, 2021, there was $22.8 million of unrecognized equity-based compensation expense related to restricted stock that is expected to vest. These costs are expected to be recognized over a weighted average remaining vesting period of 3.1 years.

Stock Options

The weighted average grant date fair value of options, estimated as of the grant date using the Black-Scholes option pricing model, was $48.44 and $38.70 per option for those options granted during the three and six months ended June 30, 2021 and $9.04 and $8.16 per option for those options granted during the three and six months ended June 30, 2020, respectively. The total intrinsic value (the amount by which the fair market value exceeded the exercise price) of stock options exercised during the three and six months ended June 30, 2021 was $29.7 million and $84.5 million, respectively, and during the three and six months ended June 30, 2020 was $0.5 million and $0.8 million, respectively. Weighted average assumptions used to apply this pricing model were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Risk-free interest rate	1.1%	0.4%	0.9%	0.9%
Expected life of options	6.0 years	5.5-6.0 years	6.0 years	5.5-6.0 years
Expected volatility of underlying stock	73.0%	70.2%	72.2%	67.3%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

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

The Company uses the market closing price of its common stock as reported on the Nasdaq Global Select Market to determine the fair value of the shares of common stock underlying stock options. The following is a summary of stock option activity for the six months ended June 30, 2021:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding at December 31, 2020	6,977,440	$15.43
Granted	1,993,802	61.07
Exercised	(1,409,370)	13.84
Forfeited	(298,214)	27.85
Outstanding at June 30, 2021	7,263,658	$27.75	8.14	$974,470
Exercisable at June 30, 2021	2,815,568

As of June 30, 2021, there was $91.6 million of unrecognized compensation cost related to stock options that have not yet vested. These costs are expected to be recognized over a weighted average remaining vesting period of 3.1 years.

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

Basic and diluted loss per share was calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)
Net loss	$(68,806)	$(32,393)	$(115,011)	$(64,199)
Weighted average shares outstanding, basic and diluted	68,164	53,369	67,675	51,938
Net loss per share, basic and diluted	$(1.01)	$(0.61)	$(1.70)	$(1.24)

The following common stock equivalents were excluded from the calculation of diluted loss per share because their inclusion would have been anti-dilutive:

	Three and Six Months Ended June 30,
	2021	2020
	(In thousands)
Unvested restricted stock units	497	248
Stock options	7,264	7,581
	7,761	7,829

11.	Stockholders’ Equity

The following tables present changes in stockholders’ equity for the six-month periods ended June 30, 2021 and 2020 (in thousands, except share data):

			Additional	Accumulated Other		Total
	Common		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2020	66,234,056	$7	$962,173	$1	$(435,109)	$527,072
Issuance of common stock through at-the-market offerings, net of issuance costs of $52	641,709	-	45,255	-	-	45,255
Exercise of stock options	1,014,569	-	13,340	-	-	13,340
Equity-based compensation	-	-	6,424	-	-	6,424
Other comprehensive loss	-	-	-	(13)	-	(13)
Net loss	-	-	-	-	(46,205)	(46,205)
Balance at March 31, 2021	67,890,334	7	1,027,192	(12)	(481,314)	545,873
Exercise of stock options	394,801	-	6,163	-	-	6,163
Vesting of restricted units	26,235	-	-	-	-	-
Issuance of shares under employee stock purchase plan	20,410	-	970	-	-	970
Equity-based compensation	-	-	10,614	-	-	10,614
Other comprehensive loss	-	-	-	(1)	-	(1)
Net loss	-	-	-	-	(68,806)	(68,806)
Balance at June 30, 2021	68,331,780	$7	$1,044,939	$(13)	$(550,120)	$494,813

			Additional	Accumulated Other		Total
	Common		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2019	50,198,044	$5	$570,493	$261	$(300,878)	$269,881
Issuance of common stock through at-the-market offerings, net of issuance costs of $48	351,252	-	5,079	-	-	5,079
Exercise of stock options	53,579	-	336	-	-	336
Equity-based compensation	-	-	4,157	-	-	4,157
Other comprehensive income	-	-	-	112	-	112
Net loss	-	-	-	-	(31,806)	(31,806)
Balance at March 31, 2020	50,602,875	5	580,065	373	(332,684)	247,759
Issuance of common stock through follow-on offering, net of issuance costs of $369	6,301,370	1	107,731	-	-	107,732
Issuance of common stock in private placement with Regeneron	925,218	-	12,580	-	-	12,580
Issuance of common stock through at-the-market offerings, net of issuance costs of $23	755,848	-	9,643	-	-	9,643
Exercise of stock options	83,631	-	1,035	-	-	1,035
Issuance of shares under employee stock purchase plan	55,296	-	685	-	-	685
Equity-based compensation	-	-	4,764	-	-	4,764
Other comprehensive loss	-	-	-	(218)	-	(218)
Net loss	-	-	-	-	(32,393)	(32,393)
Balance at June 30, 2020	58,724,238	$6	$716,503	$155	$(365,077)	$351,587

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

During the six months ended June 30, 2021, the Company issued 641,709 shares of its common stock in a series of sales at an average price of $72.79 per share in accordance with the 2019 Sales Agreement, for aggregate net proceeds of $45.3 million after payment of cash commissions to Jefferies and approximately $0.1 million related to legal, accounting and other fees in connection with the sales. During the six months ended June 30, 2020, the Company issued 1,107,100 shares of its common stock in a series of sales at an average price of $13.78 per share in accordance with the 2019 Sales Agreement, for aggregate net proceeds of $14.7 million after payment of cash commissions to Jefferies and approximately $0.1 million related to legal, accounting and other fees in connection with the sales.

As of June 30, 2021, $47.4 million in shares of common stock remain eligible for sale under the 2019 Sales Agreement.
12.	Related Party Transactions

In the ordinary course of business, the Company may purchase materials or supplies from entities that are associated with a party that meets the criteria of a related party of the Company. These transactions are reviewed quarterly and to date have not been material to the Company’s condensed consolidated financial statements.
13.	Subsequent Events

New CAR-T Cell Therapy Company

On June 22, 2021, the Company announced that it has entered into an agreement with Cellex Cell Professionals GmbH (“Cellex”) and funds managed by Blackstone Life Sciences Advisors L.L.C. (“BXLS”) to establish a new CAR-T cell therapy company (“NewCo”) that will be focused on the development of allogeneic universal CAR-T cell therapies for immuno-oncology and autoimmune diseases. The new company will be headquartered in Cambridge, Massachusetts and will acquire Cellex’s subsidiary GEMoaB GmbH (“GEMoaB”), with established offices and labs in Dresden, Germany. The new company will have an exclusive license to Intellia’s CRISPR/Cas9 allogeneic cell engineering platform limited to its use with GEMoaB’s switchable, universal CAR-T cell platforms (UniCAR and RevCAR). As a subsidiary of the new company, GEMoaB will continue to advance its clinical-stage, autologous CAR-T cell therapy programs. Funds managed by Blackstone Life Sciences have committed up to $250 million to the transaction and with Intellia and Cellex (and certain related entities) have equal ownership of the new company at the time of the initial closing. The transaction closed in the third quarter of 2021.

In July 2021, the new company and Intellia entered into a license and collaboration agreement with NewCo, under which the Company will collaborate to develop allogeneic universal CAR-T cell therapies, as well as a co-development and co-funding (“Co/Co”) agreement to co-develop an allogeneic universal CAR-T cell product for an immuno-oncology indication, which the parties will co-commercialize in the U.S. and key European countries. The Company will have one additional option to enter into a second Co/Co agreement from selected allogeneic universal CAR-T cell therapy products that the parties will develop under the collaboration.

July 2021 Offering

On June 29, 2021, the Company entered into an underwriting agreement related to a public offering of 4,758,620 shares of its common stock (inclusive of shares sold pursuant to the exercise of the underwriters’ option to purchase additional shares) at a public offering price of $145.00 per share. The offering closed on July 2, 2021, for aggregated estimated net proceeds of $648.1 million after deducting $41.9 million in underwriting discounts and estimated offering costs.

New Lease Agreement

In July 2021, the Company entered into an agreement to lease approximately 13,662 square feet of space at 17 Tudor Street in Cambridge, Massachusetts under an operating lease agreement (the “17 Tudor Lease”). The Company’s obligation to pay rent will start on November 1, 2021. The initial term of the 17 Tudor Lease is five years. The Company has an option to extend the 17 Tudor Lease for one three-year term. The base rent under the 17 Tudor Lease is $74.00 per square foot during the first year of the term, which is subject to scheduled annual increases throughout the term, resulting in a base rent of $83.29 per square foot during the last year of the initial term, plus certain operating expenses and taxes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Information

This Quarterly Report on Form 10-Q contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may be identified by such forward-looking terminology as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. Our forward-looking statements are based on a series of expectations, assumptions, estimates and projections about our company, are not guarantees of future results or performance and involve substantial risks and uncertainty. We may not actually achieve the plans, intentions or expectations disclosed in these forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in these forward-looking statements. Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including the risks and uncertainties inherent in our statements regarding:

•

our ability to execute our clinical study strategy for NTLA-2001, our program for the treatment of transthyretin amyloidosis, including the ability to successfully complete our Phase 1 study and determine a recommended dose in our ongoing Phase 1 study that can be advanced into later-stage studies, or the success of such program;

•

the acceptance of our initial clinical trial application filing, the anticipated timing of our clinical trial and initiating patient screening for NTLA-5001, our program for the treatment of acute myeloid leukemia, or the success of such program;

•

the acceptance of our initial clinical trial application filing, the anticipated timing of our clinical trial and initiating enrollment for NTLA-2002, our program for the treatment of hereditary angioedema, or the success of such program;

•	our ability to use a modular platform capability or other strategies to efficiently discover and develop product candidates, including by applying learnings from one program to other programs;
•	our ability to research, develop or maintain a pipeline of product candidates, including in vivo and ex vivo product candidates;
•	our ability to manufacture or obtain materials for our preclinical and clinical studies, and our product candidates;
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
•

the potential benefits of strategic agreements, such as collaborations, co-development and co-commercialization, acquisitions, dispositions, mergers, joint ventures, and investment agreements, and our ability to establish and maintain strategic arrangements under favorable terms;

•	our ability to acquire and maintain relevant intellectual property licenses and rights, and the scope and terms of such rights;

•	developments relating to our licensors, licensees, third-parties and ventures from which we derive or license rights, as well as collaborators, competitors and our industry;
•	the effect of the COVID-19 pandemic, including mitigation efforts and economic effects, on any of the foregoing or other aspects of our business operations; and
•	other risks and uncertainties, including those listed under the caption “Risk Factors.”

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

Management Overview

Intellia Therapeutics, Inc. (“we,” “us,” “our,” “Intellia,” or the “Company”) is a leading clinical-stage genome editing company, focused on developing novel, potentially curative therapeutics using CRISPR/Cas9 technology. CRISPR/Cas9, an acronym for Clustered, Regularly Interspaced Short Palindromic Repeats (“CRISPR”)/CRISPR associated 9 (“Cas9”), is a technology for genome editing, the process of altering selected sequences of genomic deoxyribonucleic acid (“DNA”). To fully realize the transformative potential of CRISPR/Cas9, we are pursuing two primary approaches. Our in vivo programs use intravenously administered CRISPR as the therapy, in which our proprietary delivery technology enables highly precise editing of disease-causing genes directly within specific target tissues. Our ex vivo programs use CRISPR to create the therapy by using engineered human cells to treat cancer and autoimmune diseases. Our deep scientific, technical and clinical development experience, along with our robust intellectual property (“IP”) portfolio, enables us to unlock broad therapeutic applications of CRISPR/Cas9 to create new classes of genetic medicine.

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

Our strategy is to build a full-spectrum genome editing company, by leveraging our modular platform, to advance in vivo and ex vivo therapies for diseases with high unmet need. For in vivo applications to address genetic diseases, we deploy CRISPR/Cas9 as the therapy that targets cells within the body. All of our revenue to date has been collaboration revenue. Since our inception and through June 30, 2021, we have raised an aggregate of approximately $1,166.1 million to fund our operations, of which $275.9 million was through our collaboration agreements, $170.5 million was from our initial public offering and concurrent private placements, $438.3 million was from follow-on public offerings, $196.5 million was from at-the-market offerings and $85.0 million was from the sale of convertible preferred stock.

Our lead in vivo candidate, NTLA-2001 for the treatment of transthyretin (“ATTR”) amyloidosis, is the first CRISPR/Cas9-based therapy candidate to be administered systemically, via intravenous infusion, for precision editing of a gene in a target tissue in humans. In parallel, we are developing ex vivo applications to address immuno-oncology and autoimmune diseases, where CRISPR/Cas9 is the tool that creates the engineered cell therapy. Our most advanced ex vivo programs include a wholly owned T cell receptor (“TCR”)-T cell candidate, NTLA-5001 for the treatment of acute myeloid leukemia (“AML”), and a program with Novartis Institutes for BioMedical Research, Inc. (“Novartis”) to engineer hematopoietic stem cells (“HSCs”) for the treatment of sickle cell disease.

Our Pipeline

In Vivo Programs

Our selection criteria include identifying diseases that originate in the liver; have well-defined mutations that can be addressed by a single knockout, repair or insertion approach; have readily measurable therapeutic endpoints with observable clinical responses; and for which effective treatments are absent, limited or unduly burdensome. Our initial in vivo indications target genetic liver diseases, including our ATTR amyloidosis and hereditary angioedema (“HAE”) development programs. Our current efforts on in vivo delivery focus on the use of lipid nanoparticles (“LNPs”) for delivery of the CRISPR/Cas9 complex to the liver.

Transthyretin (“ATTR”) Amyloidosis Program

Background

ATTR amyloidosis is a progressive and fatal disorder resulting from deposition of insoluble amyloid fibrils into multiple organs and tissues leading to systemic failure. Blood-borne transthyretin (“TTR”) protein is produced by hepatocytes and normally circulates as a soluble homotetramer that facilitates transport of vitamin A, via retinol binding protein, as well as the thyroid hormone, thyroxine. Mutations in the TTR gene lead to the production of TTR proteins that are destabilized in their tetramer form. These tetramers more readily dissociate into the monomeric form, and thence to an aggregative form that results in amyloid deposits in tissues. These deposits cause damage in those tissues, resulting in a disorder known as hereditary TTR amyloidosis (“ATTRv”). Over 120 different genetic mutations are currently known to cause ATTRv.

Deposits of TTR amyloid in the heart, nerves and/or other tissues can lead to diverse disease manifestations, including two main hereditary forms – ATTRv with polyneuropathy (“ATTRv-PN”) and ATTRv with cardiomyopathy (“ATTRv-CM”). Typical onset of disease symptoms is during adulthood and can be fatal within two to 15 years. Estimates suggest that approximately 50,000 patients suffer from ATTRv worldwide.

In addition to the hereditary forms described above, ATTR amyloidosis can also develop spontaneously in the absence of any TTR gene mutation. This wild-type ATTR (“ATTRwt”) is increasingly being recognized as a significant and often undiagnosed cause of heart failure in the elderly and is the subject of active investigation. Recent estimates suggest that, globally, between 200,000 and 500,000 people may suffer from ATTRwt with cardiomyopathy (“ATTRwt-CM”).

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

About the NTLA-2001 Clinical Program

In November 2020, we announced that the first patient had been dosed with NTLA-2001, our lead in vivo genome editing candidate which we are developing as a single-dose treatment for ATTR amyloidosis, in our Phase 1 study. We are conducting our Phase 1 study to evaluate NTLA-2001 for ATTRv-PN patients. Our first patient was dosed in the United Kingdom (“U.K.”) pursuant to authorization of our Clinical Trial Application (“CTA”), which was received from the U.K.’s Medicines and Healthcare products Regulatory Agency in October 2020. In November 2020, as part of our ongoing Phase 1 study for NTLA-2001, we received a second CTA authorization from New Zealand’s Medicines and Medical Device Safety Authority to enroll ATTR amyloidosis patients at a clinical site. As part of our ongoing development strategy, we are submitting additional regulatory applications in other countries. In March 2021, we announced that the European Commission (“EC”) granted orphan drug designation to NTLA-2001.

Our global Phase 1 trial is an open-label, multi-center, two-part study of NTLA-2001 in adults with ATTRv-PN. The trial’s primary objectives are to assess the safety, tolerability, pharmacokinetics and pharmacodynamics of NTLA-2001. Patients receive a single dose of NTLA-2001 via intravenous administration. The study will enroll up to 38 participants (ages 18-80 years) and consist of a single-ascending dose phase in Part 1 and, following the identification of a recommended dose, an expansion cohort in Part 2.

On June 26, 2021, at the Peripheral Nerve Society (“PNS”) Annual Meeting and in the New England Journal of Medicine, we publicly disclosed positive interim data from our ongoing Phase 1 clinical study of NTLA-2001. The interim data cover the first six ATTRv-PN patients across two single-ascending dose cohorts of the Phase 1 study, which is currently being conducted in the U.K. and New Zealand. Single doses of either 0.1 mg/kg or 0.3 mg/kg of NTLA-2001 were administered systemically. Reductions in serum TTR levels were measured from baseline to day 28. Treatment with NTLA-2001 led to dose-dependent reductions in serum TTR, with mean reductions of 52% among the three patients in the 0.1 mg/kg dose group, and 87% among the three patients in the 0.3 mg/kg dose group, including one patient with a 96% reduction.

At both dose levels, NTLA-2001 was generally well-tolerated by the six patients included in the interim analysis, with no serious adverse events, or abnormal coagulation or liver findings by day 28. Given the safety and tolerability profile observed to date, NTLA-2001 is continuing to be evaluated in the dose-escalation portion of the study, to determine if a higher dose could result in a deeper reduction in disease-causing protein levels leading to the potential for more meaningful clinical benefit. For the third cohort in the dose-escalation portion, we will be evaluating NTLA-2001 at the 1 mg/kg dose level. Following the identification of a recommended dose in the dose-escalation portion of the study, we expect to begin a single-dose expansion cohort in Part 2 of the Phase 1 trial later this year. After completion of the Phase 1 trial, we plan to move to pivotal studies for both polyneuropathy and cardiomyopathy manifestations of ATTR amyloidosis. We intend to present additional interim data for the dose-escalation portion of the Phase 1 study at a scientific or medical meeting this year.

NTLA-2001 is part of a co-development and co-promotion (“Co/Co”) agreement directed to our first collaboration target with Regeneron Pharmaceuticals, Inc. (“Regeneron”), ATTR (the “ATTR Co/Co”), for which we are the clinical and commercial lead party and Regeneron is the participating party. Regeneron shares in approximately 25% of worldwide development costs and commercial profits for the ATTR amyloidosis program. For more information regarding our collaboration with Regeneron, see the section below entitled “Collaborations - Regeneron”

Hereditary Angioedema (“HAE”) Program

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

NTLA-2002 is our wholly owned development candidate for the treatment of HAE. In March 2021, we presented preclinical results confirming greater reductions in serum kallikrein protein levels and activity versus the current standard of care for HAE, sustained over seventeen months following a single dose in an ongoing NHP study. Additionally, we presented data from a humanized KLKB1 mouse model of bradykinin-mediated vascular permeability, establishing that a single administration of NTLA-2002 prevented captopril-induced vascular leakage. These results affirm NTLA-2002’s therapeutic hypothesis of preventing HAE attacks. In June 2021, we submitted a CTA for NTLA-2002 to the New Zealand Medicines and Medical Devises Safety Authority to initiate our Phase 1 study. We plan to enroll our first patient in the Phase 1 study by year-end and we are also submitting additional regulatory applications to enable enrollment in other countries.

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

In addition, our partner Novartis is developing therapies directed to selected targets using CAR-T cells for oncology indications, as well as HSC and ocular stem cell (“OSC”)-based therapies.

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

NTLA-5001 is our engineered T cell therapy development candidate for the treatment of AML, utilizing our TCR-directed approach to target the WT1 intracellular antigen and restricted to the HLA-A*02:01 allele. As WT1 is overexpressed in >90% of AML blasts, we are developing NTLA-5001 as a broadly applicable treatment for AML, regardless of mutational subtypes of a patient’s leukemia. This approach employs CRISPR/Cas9 complexes to knock out and replace the patient’s endogenous TCR with a natural, high avidity therapeutic TCR. The resulting cells are engineered to be capable of specific and potent killing of AML blasts without bone marrow cell toxicity. In December 2020, we presented data on NTLA-5001 highlighting the high anti-tumor activity observed in proof-of-concept mouse models of acute leukemias and the faster expansion and superior function of T cells manufactured by our proprietary approach, compared to T cells engineered with a standard genome editing process.

We recently submitted our first CTA to the U.K. Medicines and Healthcare products Regulatory Agency for NTLA-5001 to initiate a Phase 1 study. This first-in-human trial intends to evaluate safety and activity in patients with persistent or recurrent AML who have previously received first-line therapies.

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

Novartis-Led Sickle Cell Disease and Other Research Programs

In December 2019, the research term under our collaboration agreement with Novartis entered into in 2014 (the “2014 Novartis Agreement”) ended, although the 2014 Novartis Agreement remains in effect. Under the 2014 Novartis Agreement, Novartis has selected particular CAR-T cell, HSC and OSC targets for continued development. Novartis has initiated clinical studies for OTQ923 and HIX763, two therapeutic candidates, based on CRISPR/Cas9 editing of HSCs, that resulted from our research collaboration with them. Novartis is currently recruiting patients for its Phase 1/2 study of these investigational candidates for treatment of sickle cell diseases. Novartis is developing several other product candidates arising from the 2014 Novartis Agreement. For more information regarding our collaboration with Novartis, see the section below entitled “Collaborations - Novartis”

Collaborations

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

Through June 30, 2021, excluding the amounts allocated to Regeneron’s purchase of our common stock, we have recorded $145.0 million in upfront payments under the 2016 Regeneron Agreement and the 2020 Regeneron Amendment (the “Amended Agreements”) and $35.6 million for research and development services, primarily under the ATTR Co/Co agreement, as described in Note 7 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. Through June 30, 2021, we have recognized $135.2 million of collaboration revenue under all arrangements, including $5.5 million and $12.0 million during the three and six months ended June 30, 2021, respectively, and $16.3 million and $24.2 million during the three and six months ended June 30, 2020, respectively, in the condensed consolidated statements of operations and comprehensive loss. This includes $1.0 million and $1.8 million during the three and six months ended June 30, 2021, respectively, and $3.8 million and $8.6 million during the three and six months ended June 30, 2020, respectively, primarily representing payments due from Regeneron pursuant to the ATTR Co/Co agreement, which is accounted for under Accounting Standards Codification 808, Collaborative Arrangements. These revenues are offset in part by contra-revenue related to the Hemophilia Co/Co agreements amounting to $1.0 million during the three and six months ended June 30, 2021, respectively. As of June 30, 2021 and December 31, 2020, we had accounts receivable of $1.0 million and $2.1 million, respectively, related to these arrangements. We had deferred revenue of $62.8 million and $73.9 million as of June 30, 2021 and December 31, 2020, respectively, related to these arrangements.

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

In December 2019, per the terms of the 2014 Novartis Agreement, the research term ended, although the 2014 Novartis Agreement remains in effect, for which we will be eligible to receive milestone and royalty payments in the future. In June 2021, we entered into Amendment No. 3 (the “Amendment”) to the 2014 Novartis Agreement. The Amendment amends Novartis’ rights with respect to all the CAR-T Therapeutic Targets (as defined in the 2014 Novartis Agreement) that Novartis selected under the 2014 Novartis Agreement, including (a) making Novartis’ license non-exclusive for such CAR-T Therapeutic Targets, (b) removing Novartis’ diligence and related reporting obligations for such CAR-T Therapeutic Targets, and (c) refining the scope of Novartis’ sublicense rights for such CAR-T Therapeutic Targets. We made a one-time payment to Novartis of $10.0 million within 30 days after the effective date of the Amendment, which was recorded as research and development expense in the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2021. Since December 31, 2020, there have been no other material changes to the key terms of the 2014 Novartis Agreement and the Novartis Amendment. For further information on the terms and conditions of these agreements, please see the notes to the consolidated financial statements included in our Annual Report for the year ended December 31, 2020.

Revenue Recognition – Milestone. In March 2020, the U.S. Food and Drug Administration (“FDA”) accepted the investigational new drug (“IND”) application submitted by Novartis for a CRISPR/Cas9-based engineered cell therapy for the treatment of sickle cell disease. As a result of meeting this milestone, we recognized $5.0 million as collaboration revenue within the condensed consolidated statement of operations and comprehensive loss. No other milestones under the 2014 Novartis Agreement and the Novartis Amendment were achieved during the six months ended June 30, 2021 or 2020. We are eligible to receive additional downstream success-based milestones and royalties.

As of June 30, 2021 and December 31, 2020, we had no accounts receivable or deferred revenue related to the 2014 Novartis Agreement and related amendments.

New CAR T-Cell Therapy Company

On June 22, 2021, we announced that we have entered into an agreement with Cellex Cell Professionals GmbH (“Cellex”) and funds managed by Blackstone Life Sciences Advisors L.L.C. (“BXLS”) to establish a new CAR-T cell therapy company (“NewCo”) that will be focused on the development of allogeneic universal CAR-T cell therapies for immuno-oncology and autoimmune diseases.  The new company will be headquartered in Cambridge, Massachusetts and will acquire Cellex’s subsidiary GEMoaB GmbH (“GEMoaB”), with established offices and labs in Dresden, Germany. The new company will have an exclusive license to Intellia’s CRISPR/Cas9 allogeneic cell engineering platform limited to its use with GEMoaB’s switchable, universal CAR-T cell platforms (UniCAR and RevCAR). As a subsidiary of the new company, GEMoaB will continue to advance its clinical stage, autologous CAR-T cell therapy programs. Funds managed by BXLS have committed up to $250 million to the transaction and with us and Cellex (and certain related entities) have equal ownership of the new company at the time of the initial closing. The transaction closed in the third quarter of 2021.

In July 2021, we entered into a license and collaboration agreement with NewCo, under which we will collaborate to develop allogeneic universal CAR-T cell therapies, as well as a co-development and co-funding (“Co/Co”) agreement to co-develop an allogeneic universal CAR-T cell product for an immuno-oncology indication, which the parties will co-commercialize in the U.S. and key European countries. We will have one additional option to enter into a second Co/Co agreement from selected allogeneic universal CAR-T cell therapy products that the parties will develop under the collaboration.

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

Comparison of Three Months Ended June 30, 2021 and 2020

The following table summarizes our results of operations for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Period-to-
	2021	2020	Period Change
	(In thousands)
Collaboration revenue	$6,550	$16,263	$(9,713)
Operating expenses:
Research and development	58,884	37,771	21,113
General and administrative	16,683	11,526	5,157
Total operating expenses	75,567	49,297	26,270
Operating loss	(69,017)	(33,034)	(35,983)
Interest income	211	641	(430)
Net loss	$(68,806)	$(32,393)	$(36,413)

Collaboration Revenue

Collaboration revenue decreased by $9.7 million to $6.6 million during the three months ended June 30, 2021, as compared to $16.3 million during the three months ended June 30, 2020. The decrease in collaboration revenue during the three months ended June 30, 2021 is primarily caused by an $8.4 million one-time cumulative catch-up adjustment related to the modification of the 2016 Regeneron Agreement recorded in 2020. Refer to Note 7 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for further details.

Research and Development

Research and development expenses increased by $21.1 million to $58.9 million during the three months ended June 30, 2021, as compared to $37.8 million during the three months ended June 30, 2020.

The following table summarizes our research and development expenses for the three months ended June 30, 2021 and 2020, together with the changes in those items in dollars (in thousands) and the respective percentages of change:

	Three Months Ended June 30,		Period-to-	Percent
	2021	2020	Period Change	Change
External development expenses by program:
NTLA-2001	$4,280	$5,313	$(1,033)	-19%
NTLA-2002	1,561	1,456	105	7%
NTLA-5001	4,724	3,445	1,279	37%
Unallocated research and development expenses:
Employee-related expenses	15,635	10,303	5,332	52%
Research materials and contracted services	18,679	9,515	9,164	96%
Facility-related expenses	6,778	4,850	1,928	40%
Stock-based compensation	6,135	2,390	3,745	157%
Other	1,092	499	593	119%
Total research and development expenses	$58,884	$37,771	$21,113	56%

The increase in research and development expenses for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 was primarily attributable to:

•

a $1.0 million decrease in external costs related to the development of NTLA-2001, our lead product candidate, primarily due to a decrease in contracted services and manufactured components incurred as compared to the prior period;

•	a $0.1 million increase in external costs related to the development of NTLA-2002, primarily due to an increase in components as we prepare to enter into the clinic;
•	a $1.3 million increase in external costs related to the development of NTLA-5001, primarily due to an increase in contracted services as we prepare to enter into the clinic;
•	a $5.3 million increase in employee-related expenses driven by the expansion of our development organization;
•	a $9.2 million increase in research materials and contracted services primarily related to a $10.0 million one-time payment related to the amendment of the 2014 Novartis Agreement;
•	a $1.9 million increase in facility-related expenses primarily related to rent, depreciation and technology expense allocated to research and development; and
•	a $3.7 million increase in stock-based compensation driven by our larger workforce and stock valuation.

General and Administrative

General and administrative expenses increased by $5.2 million to $16.7 million during the three months ended June 30, 2021, compared to $11.5 million during the three months ended June 30, 2020. This increase was primarily related to employee-related expenses, including stock-based compensation of $2.1 million.

Interest Income

Interest income decreased by $0.4 million to $0.2 million during the three months ended June 30, 2021 as compared to $0.6 million during the three months ended June 30, 2020. This decrease was due to a decline in investment income due to overall market conditions.

Comparison of Six Months Ended June 30, 2021 and 2020

The following table summarizes our results of operations for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,		Period-to-
	2021	2020	Period Change
	(In thousands)
Collaboration revenue	$12,995	$29,179	$(16,184)
Operating expenses:
Research and development	98,160	72,421	25,739
General and administrative	30,277	22,840	7,437
Total operating expenses	128,437	95,261	33,176
Operating loss	(115,442)	(66,082)	(49,360)
Interest income	431	1,883	(1,452)
Net loss	$(115,011)	$(64,199)	$(50,812)

Collaboration Revenue

Collaboration revenue decreased by $16.2 million to $13.0 million during the six months ended June 30, 2021, as compared to $29.2 million during the six months ended June 30, 2020. The decrease in collaboration revenue during the six months ended June 30, 2021 is primarily caused by an $8.4 million one-time cumulative catch-up adjustment related to the modification of the 2016 Regeneron Agreement and a $5.0 million milestone payment earned from Novartis for the IND submission of OTQ923, both of which were recorded in the first six months of 2020. Refer to Note 7 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for further details.

Research and Development

Research and development expenses increased by $25.7 million to $98.2 million during the six months ended June 30, 2021, as compared to $72.4 million during the six months ended June 30, 2020.

The following table summarizes our research and development expenses for the six months ended June 30, 2021 and 2020, together with the changes in those items in dollars (in thousands) and the respective percentages of change:

	Six Months Ended June 30,		Period-to-	Percent
	2021	2020	Period Change	Change
External development expenses by program:
NTLA-2001	$6,602	$12,359	$(5,757)	-47%
NTLA-2002	3,716	2,289	1,427	62%
NTLA-5001	9,252	5,073	4,179	82%
Unallocated research and development expenses:
Employee-related expenses	29,302	20,964	8,338	40%
Research materials and contracted services	25,656	16,173	9,483	59%
Facility-related expenses	11,960	9,827	2,133	22%
Stock-based compensation	9,626	4,550	5,076	112%
Other	2,046	1,186	860	73%
Total research and development expenses	$98,160	$72,421	$25,739	36%

The increase in research and development expenses for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 was primarily attributable to:

•

a $5.8 million decrease in external costs related to the development of NTLA-2001, our lead product candidate, primarily due to a decrease in contracted services and manufactured components incurred as compared to the prior period;

•	a $1.4 million increase in external costs related to the development of NTLA-2002, primarily due to an increase in component costs as we prepare to enter into the clinic;
•	a $4.2 million increase in external costs related to the development of NTLA-5001, primarily due to an increase in contracted services as we prepare to enter into the clinic;
•	an $8.3 million increase in employee-related expenses driven by the expansion of our development organization;
•	a $9.5 million increase in research materials and contracted services primarily due to a $10.0 million one-time payment related to the amendment of the 2014 Novartis Agreement;
•	a $2.1 million increase in facility-related expenses primarily related to rent, depreciation and technology expense allocated to research and development; and
•	a $5.1 million increase in stock-based compensation driven by our larger workforce and stock valuation.

Through 2021, we expect research and development expenses to increase as we continue to grow our development team, execute clinical trials for ATTR amyloidosis and progress our HAE and AML programs into the clinic.

General and Administrative

General and administrative expenses increased by $7.4 million to $30.3 million during the six months ended June 30, 2021, compared to $22.8 million during the six months ended June 30, 2020. This increase was primarily related to an increase in employee related expenses, including stock-based compensation of $3.0 million.

Interest Income

Interest income decreased by $1.5 million to $0.4 million during the six months ended June 30, 2021 as compared to $1.9 million during the six months ended June 30, 2020. This decrease was due to a decline in investment income due to overall market conditions.

Liquidity and Capital Resources

Since our inception through June 30, 2021, we have raised an aggregate of approximately $1,166.1 million to fund our operations, of which $275.9 million was through our collaboration agreements, $170.5 million was from our initial public offering and concurrent private placements, $438.3 million was from follow-on public offerings, $196.5 million was from at-the-market offerings and $85.0 million was from the sale of convertible preferred stock.

As of June 30, 2021, we had $551.3 million in cash, cash equivalents and marketable securities.

In July 2021, we closed an underwritten public offering of 4,758,620 shares of common stock, including the exercise in full of the underwriters’ option to purchase an additional 620,689 shares of common stock, at the public offering price of $145.00 per share, for aggregate estimated net proceeds of $648.1 million, after deducting approximately $41.9 million in underwriting discounts and estimated offering costs.

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

During the six months ended June 30, 2021, we issued 641,709 shares of our common stock in a series of sales at an average price of $72.79 per share in accordance with the 2019 Sales Agreement, for aggregate net proceeds of $45.3 million after payment of cash commissions to Jefferies and approximately $0.1 million related to legal, accounting and other fees in connection with the sales.

As of June 30, 2021, $47.4 million in shares of our common stock remain eligible for sale under the 2019 Sales Agreement.

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

Because our lead programs are still in the preclinical or early clinical stage and the outcome of these efforts is uncertain, we cannot estimate the actual amounts necessary to successfully complete the development and commercialization of any future product candidates or whether, or when, we may achieve profitability. Until such time as we can generate substantial product revenues, if ever, we expect to finance our ongoing cash needs through equity financings and collaboration arrangements. We receive cost reimbursements from Regeneron for the ATTR amyloidosis and hemophilia programs. Additionally, we are eligible to earn milestone payments and royalties, in each case, on a per-product basis under our collaboration with Novartis and on a per-target basis under our collaboration with Regeneron, subject to the provisions of our agreements with each of them. Except for these sources of funding, we will not have any committed external source of liquidity. To the extent that we raise additional capital through the future sale of equity, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing stockholders. If we raise additional funds through collaboration arrangements in the future, we may have to relinquish valuable rights to our technologies, future revenue streams or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Outlook

Based on our research and development plans and our expectations related to the progress of our programs, we expect that our cash, cash equivalents and marketable securities as of June 30, 2021, along with the proceeds from the July 2021 public offering of common stock, will enable us to fund our ongoing operating expenses and capital expenditure requirements beyond the next twenty-four months, excluding any potential milestone payments or extension fees that could be earned and distributed under the collaboration agreements with Regeneron and Novartis or any strategic use of capital not currently in the base case planning assumptions. We have based this estimate on current assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect.

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

Cash Flows

The following is a summary of cash flows for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
	2021	2020
	(In millions)
Net cash (used in) provided by operating activities	$(105.4)	$18.9
Net cash provided by investing activities	7.7	150.4
Net cash provided by financing activities	65.7	137.1

Net cash (used in) provided by operating activities

Net cash used in operating activities of $105.4 million during the six months ended June 30, 2021 primarily reflects the increased spend in our research and development activities, offset in part by the receipt of $3.2 million in payments from our collaboration partners during those periods. Net cash provided by operating activities of $18.9 million during the six months ended June 30, 2020 primarily reflects the receipt of a $70.0 million up-front payment and $8.4 million in additional payments under our collaboration with Regeneron and $6.0 million in payments from Novartis, offset in part by increased spend in our research and development activities.

Net cash provided by investing activities

During the six months ended June 30, 2021 and 2020, our investing activities provided net cash of $7.7 million and $150.4 million, respectively. The increase in the six months ended June 30, 2021 is primarily due to an increase in marketable securities activity during the period, as $185.4 million in marketable securities were purchased and $198.5 million in marketable securities matured. The increase in the six months ended June 30, 2020 is primarily due to an increase of $152.3 million from marketable securities activity during the period, as $183.5 million in marketable securities matured and $31.2 million in marketable securities were purchased. These increases in cash provided by investing activity were offset in part by the use of $5.4 million and $1.9 million related to purchases of property and equipment in the six months ended June 30, 2021 and 2020, respectively.

Net cash provided by financing activities

Net cash provided by financing activities of $65.7 million during the six months ended June 30, 2021 includes $45.3 million in net proceeds from at-the-market offerings, $19.5 million in cash received from the exercise of stock options and $1.0 million in cash received from the issuance of shares through our employee stock purchase plan. Net cash provided by financing activities of $137.1 million during the six months ended June 30, 2020 includes $107.7 million in net proceeds from a follow-on offering, $14.7 million in net proceeds from at-the-market offerings, $12.6 million in proceeds from the issuance of common stock to Regeneron in a private placement, $1.4 million in cash received from the exercise of stock options and $0.7 million in cash received from the issuance of shares through our employee stock purchase plan.

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

Contractual Obligations

There were no material changes to our contractual obligations during the six months ended June 30, 2021. For a complete discussion of our contractual obligations, please refer to our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report for the year ended December 31, 2020.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements as defined under the rules and regulations of the SEC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of June 30, 2021, we had cash equivalents, restricted cash equivalents and marketable securities of $551.4 million consisting of interest-bearing money market accounts, commercial paper, asset-backed securities, corporate and financial institution debt securities and U.S. Treasury securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are primarily in marketable securities. Due to the short-term duration of our investment portfolios and the low risk profile of our investments, we do not believe an immediate change of 100 basis points, or one percentage point, would have a material effect on the fair market value of our investment portfolio. Declines in interest rates, however, would reduce future investment income.

We do not have any foreign currency or derivative financial instruments. Inflation generally affects us by increasing our cost of labor and program costs. We do not believe that inflation had a material effect on our results of operations during the six months ended June 30, 2021.

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

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2021.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the six months ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Caribou Arbitration

On October 17, 2018, we initiated an arbitration proceeding against Caribou Biosciences, Inc. (“Caribou”) asserting that Caribou violated the terms and conditions of a license agreement we entered into with them in July 2014 related to certain IP (the “Caribou License”), as well as other contractual and legal obligations to us, by using and seeking to license to third parties two patent families relating to specific structural or chemical modifications of guide RNAs (“gRNAs”), that were purportedly invented or controlled by Caribou, in our exclusive human therapeutic field, before an agreed-upon cutoff date of January 30, 2018.

On September 26, 2019, we announced that the arbitration panel issued an interim award concluding that both the structural and chemical gRNA modification technologies were exclusively licensed to us by Caribou pursuant to the Caribou License. Nevertheless, the arbitration panel, solely with respect to the chemically modified gRNAs, stated that it will declare that Caribou has an equitable “leaseback”, which it described as exclusive, perpetual and worldwide (the “Caribou Award”). The Caribou Award does not include the structural guide modifications IP also at issue in the arbitration, any other IP exclusively licensed or sublicensed by Caribou to us under the Caribou License (including but not limited to the foundational CRISPR/Cas9 IP co-owned by the Regents of the University of California, University of Vienna and Dr. Emmanuelle Charpentier), or any other of our IP. On February 6, 2020, the panel clarified that the Caribou Award’s equitable leaseback is limited to a particular on-going Caribou program, known as CB-010, which seeks to develop a chimeric antigen receptor T (“CAR-T”) product directed at CD19.

On June 16, 2021, we executed a Leaseback Agreement (“Leaseback”) with Caribou, which settles the ongoing arbitration. Under the Leaseback, in exchange for an upfront payment, potential future regulatory and sales milestones, and single-digit royalties payable by Caribou, we have agreed to leaseback or sublicense certain CRISPR/Cas9 IP, including our chemical gRNA modification technology at issue in the arbitration and other CRISPR/Cas9 IP, to Caribou so that it can develop and commercialize its CB-010 product candidate. Caribou also will be responsible for any royalty payments required in respect of our in-licensed IP, such as the foundational CRISPR/Cas9 IP.

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

Summary of the Material Risks Associated with Our Business

•

CRISPR/Cas9 genome editing technology has limited clinical validation and has not been approved for human therapeutic use. The approaches we are taking to discover and develop novel therapeutics using CRISPR/Cas9 systems are unproven and may never lead to marketable products. If we are unable to develop viable product candidates, achieve regulatory approval for any such product candidate or market and sell any product candidates, we may never achieve profitability.
•

Results, including data from our preclinical studies and clinical trials, that we announce from time to time, such as the interim data from our ongoing Phase 1 clinical study of NTLA-2001, are not necessarily predictive of our other ongoing and future preclinical and clinical studies, and they do not guarantee or indicate the likelihood of approval of any potential product candidate by the United States Food and Drug Administration (“FDA”) or any other regulatory agency. If we cannot replicate the positive results from any of our preclinical or clinical studies, we may be unable to successfully develop, obtain regulatory approval for and commercialize any potential product candidate.

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

•

Business interruptions resulting from the coronavirus disease 2019 (“COVID-19”) outbreak or similar public health crises could cause a disruption of the development of our product candidates and adversely impact our business.

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

•

Our technological advancements and any potential for revenue may be derived in part from our collaborations with Novartis Institutes for BioMedical Research Inc. (“Novartis”) and Regeneron Pharmaceuticals, Inc. (“Regeneron”), and if either of these collaboration agreements were to be terminated or materially altered in an adverse manner, our business, financial condition, results of operations and prospects would be harmed.

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

Risks Related to Our Business

Risks Related to Preclinical and Clinical Development

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

We are focused on developing curative medicines utilizing CRISPR/Cas9 genome editing technology, including in vivo therapies and engineered cell therapies. Although there have been significant advances in recent years in the fields of gene therapy and genome editing, in vivo CRISPR-based genome editing technologies are relatively new and their therapeutic utility is largely unproven. Our approach to developing therapies centers on using CRISPR/Cas9 technology to alter, introduce or remove genetic information in vivo to treat various disorders, or to engineer human cells ex vivo to create therapeutic cells that can be introduced into the human body to address the underlying disease.

Successful development of products by us will require solving a number of issues, including developing or obtaining technologies to safely deliver a therapeutic agent into target cells within the human body or engineer human cells while outside of the body such that the modified cells can have a therapeutic effect when delivered to the patient, optimizing the efficacy and specificity of such products, and ensuring and demonstrating the therapeutic selectivity, efficacy, potency, purity and safety of such products. There can be no assurance we will be successful in solving any or all of these issues. Indeed, no genome editing in vivo therapy or genome-edited engineered cell therapy has been approved in the United States (“U.S.”), European Union (“EU”) countries or other key jurisdictions. With regards to CRISPR/Cas9-based therapies specifically, we are beginning to clinically test our in vivo product candidates and have not obtained clearance to start clinical testing of our engineered product candidates. Further, we are unaware of any clinical trials validating safety and efficacy having been completed by any third parties. Accordingly, the potential to successfully obtain approval for any of our CRISPR/Cas9 product candidates remains unproven.

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

All of our lead programs are still in the discovery, preclinical or early clinical stage. Our current and future product candidates will require preclinical and clinical activities and studies, regulatory review and approval in each jurisdiction in which we intend to market the products, substantial investment, establishing manufacturing capabilities, access to sufficient commercial manufacturing capacity and significant marketing efforts before we can generate any revenue from product sales. Before obtaining marketing approval from regulatory authorities for the sale of a product candidate, we must conduct extensive clinical trials to demonstrate the safety, purity, potency and efficacy of the product in humans. It is impossible to predict when or if any of our programs will prove effective and safe in humans or will receive regulatory approval. Preclinical and clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. We may be unable to establish clinical endpoints that regulatory authorities consider clinically meaningful, and a clinical trial can fail at any stage. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain approval of their products.

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

Because these are new therapeutic approaches, discovering, developing, manufacturing and commercializing our product candidates subject us to a number of challenges or delays in completing our preclinical studies and initiating or completing clinical trials. We also may experience numerous unforeseen events during, or as a result of, any current or future clinical trials that we conduct, which could delay or prevent our ability to receive marketing approval or commercialize our product candidates, including:

•

challenges in obtaining regulatory clearance or approval to commence clinical trials in the U.S. from the FDA through an investigational new drug application (“IND”) or from other regulatory agencies outside the U.S., such as the U.K.’s Medicines and Healthcare products Regulatory Agency (“MHRA”) or the New Zealand Medicines and Medical Devices Safety Authority, through corresponding applications, such as a Clinical Trial Application (“CTA”), a Clinical Trial Notification or a Clinical Trial Exemption, because these agencies have very limited or no experience with the clinical development of CRISPR/Cas9 therapeutics, which may require additional significant testing or data compared to more traditional therapies;

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

•	we may need to educate medical personnel, including clinical investigators, and patients regarding the potential benefits and side effect profile of each of our product candidates;
•	regulatory agencies may require us to modify the design of our clinical trials or perform more extensive or lengthier clinical testing compared to existing therapeutic modalities;
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
•

the supply or quality of our product candidates or other materials necessary to conduct preclinical studies and clinical trials of our product candidates may be insufficient or inadequate, or not available in a reasonable timeframe, and any transfer of manufacturing activities may require unforeseen manufacturing or formulation changes;

•

we may face challenges in sourcing preclinical, clinical and, if approved, commercial supplies for the materials used to manufacture and process our product candidates, which may include importing or exporting materials between different jurisdictions;

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

•	we may be unable to develop a manufacturing process and distribution network with a cost of goods that allows for an attractive return on investment;
•	we may face challenges in establishing sales and marketing capabilities in anticipation of, and after obtaining, any regulatory approval to gain market authorization;
•	the FDA or other regulatory authorities may revise the requirements for approving our product candidates, or their interpretation of the approval requirements may not be what we anticipate; and
•

we may not ultimately obtain regulatory approval for a BLA, or corresponding applications outside the U.S., such as a Marketing Authorization Application (“MAA”) from the U.K. and other similar regulatory authorities, such as the European Medicines Agency (“EMA”), which may have very limited or no experience with the clinical development of CRISPR/Cas9 therapeutics.

In addition, disruptions caused by the evolving COVID-19 pandemic may increase the likelihood that we encounter such difficulties or delays in initiating, enrolling, conducting or completing our ongoing and planned clinical trials. We could also encounter delays if a clinical trial is suspended or terminated by us, the IRBs of the institutions in which such trials are being conducted or the relevant ethics committee, the Data Safety Monitoring Board (“DSMB”) for such trial, or the FDA or other relevant regulatory authorities. Such authorities may impose such a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities, resulting in the imposition of a clinical hold, manufacturing or quality control issues, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product or treatment, failure to establish or achieve clinically meaningful trial endpoints, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. Many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates. Further, the FDA or other regulatory authorities may disagree with our clinical trial design and our interpretation of data from clinical trials or may change the requirements for approval even after they have reviewed and commented on the design for our clinical trials.

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

To date, human clinical trials utilizing either in vivo or ex vivo CRISPR/Cas9-based therapeutics, including our clinical trial for NTLA-2001 for transthyretin (“ATTR”) amyloidosis, are still at an early stage. There is no certainty that the FDA or other similar agencies will continue to apply to all our CRISPR/Cas9 product candidates the same regulatory pathway and requirements it is applying to other in vivo therapies or ex vivo engineered therapeutics. In addition, if any product candidates encounter safety or efficacy problems, development delays, regulatory issues or other problems, our development plans and business could be significantly harmed. Further, competitors that are developing in vivo or ex vivo products with similar technology may experience problems with their product candidates or programs that could in turn cause us to identify problems with our product candidates and programs that would potentially harm our business.

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

Specific to our NTLA-2001 program, we are aware of other companies that are currently commercializing or developing products used to treat TTR amyloidosis therapies, including Pfizer, Inc., Alnylam Pharmaceuticals, Inc., Ionis Pharmaceuticals, Inc., BridgeBio Pharma Inc. and Novo Nordisk A/S.

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

Risks Related to the Industry

Results, including data from our preclinical and clinical studies, are not necessarily predictive of our other ongoing and future preclinical and clinical studies, and they do not guarantee or indicate the likelihood of approval of any potential product candidate by the FDA or any other regulatory agency. If we cannot replicate positive results from any of our preclinical or clinical activities and studies, we may be unable to successfully develop, obtain regulatory approval for and commercialize any potential product candidate.

From time to time, we may disclose interim data from our clinical trials, such as the interim results of our ongoing Phase 1 clinical study of NTLA-2001. Interim data from clinical trials that have not been completed are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available or as patients from our clinical trials continue other treatments for their disease. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. As a result, interim data should be viewed with caution until we make the final data and analysis available.

In addition, there is a high failure rate, as well as potential substantial and unanticipated delays, for product candidates progressing through preclinical and clinical studies. Even if we are able to successfully complete our ongoing and future preclinical and clinical activities and studies for any potential product candidate, we may not be able to replicate, or may have to engage in significant efforts and resource and time investments to replicate, any positive results from these or any other studies in any of our future preclinical and clinical trials, and they do not guarantee approval of any potential product candidate by the FDA or any other necessary regulatory authorities in a timely manner or at all. For more information regarding these risks, see also the above risk factor section entitled “Risks Related to Clinical Development”.

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
•

have regulatory authorities modify or withdraw their legal requirements or written guidance, if any, regarding the applicable regulatory approval pathway or any approval of the product in question, or impose restrictions on its distribution in the form of a modified Risk Evaluation and Mitigation Strategy (“REMS”) or similar strategy;

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

We are at an early stage of development and our technology and approach has not yet led, and may never lead, to the approval or commercialization of any of our product candidates, including NTLA-2001 for ATTR amyloidosis, or for other product candidates being deemed appropriate for clinical development and ultimately approval, including NTLA-2002 for HAE or NTLA-5001 for AML, by a regulatory agency. Even if we are successful in building our pipeline of product candidates, completing clinical development, establishing the necessary manufacturing processes and capabilities, obtaining regulatory approvals and commercializing product candidates will require substantial additional funding and are subject to the risks of failure inherent in therapeutic product development. Investment in biopharmaceutical product development involves significant risk that any potential product candidate will fail to demonstrate acceptable safety and efficacy profiles, gain regulatory approval, or become commercially viable.

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

Legal, political and economic uncertainty surrounding the exit of the United Kingdom from the EU is a source of instability and uncertainty.

The U.K.’s withdrawal from the EU, or Brexit, became effective on January 31, 2020. EU laws, including pharmaceutical laws, continued to apply in the U.K. during a transitional period, which ended on December 31, 2020. On December 24, 2020, the U.K. and EU signed an EU-U.K. Trade and Cooperation Agreement, which became provisionally applicable on January 1, 2021 and has been formally applicable since May 1, 2021. Although this agreement is comprehensive and provides some details on how aspects of the U.K. and EU’s relationship regarding medicinal products will operate, particularly in relation to Good Manufacturing Practice, it does not cover many areas of regulation pertinent to the biopharmaceutical industry, so many complexities remain. Many of the regulations that now apply in the U.K. following the transition period (including financial laws and regulations, tax, intellectual property rights, data protection laws, supply chain logistics, environmental, health and safety laws and regulations, medicine approval and regulations, immigration laws and employment laws), will likely be amended in future as the U.K. determines its new approach, which may result in significant divergence from EU regulations. This lack of clarity on future U.K. laws and regulations and their interaction with the EU laws and regulations increases our regulatory burden of operating in and doing business with both the U.K. and the EU.

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

We may also face new regulatory costs and challenges that could have an adverse effect on our operations as a result of Brexit. Since the regulatory framework in the U.K. covering quality, safety and efficacy of medicinal products, clinical trials, marketing authorization, commercial sales and distribution of medicinal products is derived from EU directives and regulations, Brexit could materially impact the future regulatory regime with respect to the approval of any of our future product candidates in the U.K., because U.K. legislation has the potential to diverge from EU legislation. For instance, Great Britain will now no longer be covered by the centralized procedure for obtaining European Economic Area (“EEA”)-wide marketing authorizations from the EMA for medicinal products and a separate process for authorization of drug products will be required in Great Britain, except, however, that under the Northern Ireland Protocol between the EU and the U.K., the EU regulatory framework will continue to apply in Northern Ireland and centralized EU authorizations will continue to be recognized in Northern Ireland only. For a period of two years from January 1, 2021, the MHRA may rely on a decision taken by the European Commission on the approval of a new marketing authorization in the centralized procedure, in order to more quickly grant a new Great Britain marketing authorization, however a separate application will still be required. Any delay in obtaining, or an inability to obtain, any regulatory approvals, as a result of Brexit or otherwise, would delay or prevent us from commercializing our current or future product candidates in the U.K. and could restrict our ability to generate revenue from that market.

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

•

the U.S. federal physician payment transparency requirements, sometimes referred to as the “Physician Payments Sunshine Act,” created under the ACA, and their implementing regulations, which require manufacturers of certain products paid under Medicare, Medicaid or the Children’s Health Insurance Program, including biopharmaceutical products, to report information related to payments or other consideration made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other healthcare providers and teaching hospitals, as well as ownership and investment interests held by these healthcare providers and their immediate family members in the manufacturer. Failure to comply could result in civil monetary penalties. Effective January 1, 2022, the U.S. federal physician transparency reporting requirements will extend to include transfers of value made to certain non-physician providers (physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists & anesthesiologist assistants, and certified nurse-midwives);
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

▪	require following the pharmaceutical industry’s voluntary compliance guidelines and the federal government’s relevant compliance guidance, or otherwise restrict payments to healthcare providers;
▪	require reporting information related to payments and other consideration to physicians and other healthcare providers or marketing expenditures; and
•	other national and local laws that govern the distribution and sale of pharmaceuticals, including imposing requirements regarding licensing, record-keeping, storage and security requirements.

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

•

other U.S. states, such as Massachusetts, Nevada, Illinois, Colorado, Virginia, Pennsylvania, Ohio, North Carolina, New Jersey and New York, have enacted and/or are considering laws that impose stringent privacy and/or data security requirements; and

•

in the EU and EEA the collection and use of personal data is regulated by the General Data Protection Regulation (“GDPR”) and the members’ related data protection and privacy laws, and in the U.K. by its Data Protection Act 2018 and, as of January 1, 2021, the U.K. GDPR (such laws collectively being described as “European Data Protection Law”). Because the European Data Protection Law applies to any business that provides goods or services to individuals in the EU or U.K., it could apply to us. The European Data Protection Law imposes strict requirements, including special protections for “sensitive information,” which includes health and genetic information of individuals in the EU or the U.K.; expanded disclosures about the personal data use; information retention limitations; mandatory data breach notification requirements; and additional oversight obligations relating to third-parties retained to process the personal data. The European Data Protection Law grants or enhances the rights of individuals with respect to their personal data, including the rights to object to the processing of the data and request deletion of the same. It also has strict requirements on the transfer of personal data out of the EU or the U.K. to regions that have not been deemed to offer “adequate” privacy protections, such as the U.S. Failure to comply with the requirements of the European Data Protection Law may result in warning letters, mandatory audits, orders to cease/change the use of data, and financial penalties, including fines of up to 4% of global revenues, or 20,000,000 Euro, whichever is greater. Moreover, data subjects can seek damages for violations, and non-profit organizations can bring claims on behalf of data subjects.

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

Current legislation at the U.S. federal and state levels seeks to reduce healthcare costs and improve the quality of healthcare. For example, the U.S. Affordable Care Act, enacted in March 2010, subjected biologic products to potential competition by lower-cost biosimilars; introduced a new methodology to calculate manufacturers’ rebates under the Medicaid Drug Rebate Program for certain drugs, including infused or injected drugs; increased manufacturers’ minimum Medicaid rebates under the Medicaid Drug Rebate Program; extended the Medicaid Drug Rebate program to pharmaceutical prescriptions of individuals enrolled in Medicaid managed care organizations; imposed new annual fees and taxes for certain branded prescription drugs and biologic agents; created the Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 70% point-of-sale discounts as of January 1, 2019, off negotiated prices on certain brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D; and provided incentives to programs that increase the federal government’s comparative effectiveness research. At this time, the full effect that the Affordable Care Act would have on our business remains unclear.

Since its enactment, there have been numerous judicial, administrative, executive, and legislative challenges to certain aspects of the ACA and we expect there will be additional challenges and amendments to the ACA in the future. The Tax Cuts and Jobs Act of 2017 (“Tax Act”) includes a provision that decreased the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year, commonly referred to as the “individual mandate,” to $0, effective January 1, 2019. On December 14, 2018, a federal district court in Texas ruled the individual mandate is a critical and inseverable feature of the ACA and, therefore, because it was repealed as part of the Tax Act, the remaining provisions of the ACA are invalid as well. On December 18, 2019, the Fifth Circuit U.S. Court of Appeals held that the individual mandate is unconstitutional, and remanded the case to the lower court to reconsider its earlier invalidation of the full ACA. Following an appeal by certain defendants, on June 17, 2021, the U.S. Supreme Court dismissed the plaintiffs’ challenge to the ACA for lack of standing without specifically ruling on the constitutionality of the ACA, and reversed the Fifth Circuit’s judgment and remanded the case with instructions to dismiss. It is unclear how other healthcare reform measures of the Biden administrations or other efforts, if any, to challenge, repeal or replace the ACA, will impact our business.

Other legislative changes relevant to the health care system have been adopted in the U.S. since the Affordable Care Act was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013, and, due to subsequent legislative amendments, will remain in effect through 2030 unless additional Congressional action is taken. However, pursuant to the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) and subsequent legislation, the Medicare sequester reductions under the Budget Contract Act of 2011 have been suspended from May 1, 2020 through December 31, 2021 due to the COVID-19 pandemic. Proposed legislation, if passed, would extend this suspension until the end of the pandemic. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers, cancer centers and other treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Additionally, on July 9, 2021, President Biden issued an executive order directing the FDA to, among other things, work with states and tribes to safely import prescription drugs from Canada and to continue to clarify and improve the approval framework for generic drugs and biosimilars, including the standards for interchangeability of biological products, facilitate the development and approval of biosimilar and interchangeable products, clarify existing requirements and procedures related to the review and submission of BLAs, and identify and address any efforts to impede generic drug and biosimilar competition. It is unclear whether the FDA will make changes or additions to current requirements and procedures relating to BLAs and, if so, how such changes or additions could impact our business.

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

The manufacturing process used to produce CRISPR/Cas9-based in vivo and engineered cell therapy product candidates may be complex, as they are novel and have not been validated for late phase clinical and commercial production and may require components that are difficult to obtain or manufacture at the necessary quantities and in accordance with regulatory requirements. Several factors could cause production interruptions, including equipment malfunctions; facility unavailability or contamination; raw material cost, shortages or contamination; natural disasters, such as the COVID-19 pandemic; disruption in utility services; human error; insufficient personnel; inability to meet legal or regulatory requirements; or disruptions in the operations of our suppliers.

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

In addition to such risks, the adoption of new technologies may also increase our exposure to cybersecurity breaches and failures. Further, having a significant portion of our workforce working from home for extended periods of time due to the COVID-19 pandemic puts us at greater risk of cybersecurity attacks. Cyber-attacks are increasing in their frequency, sophistication, and intensity, and have become increasingly difficult to detect. Cyber-attacks could include the deployment of harmful malware, denial-of-service attacks, social engineering, “phishing” scams and other means to affect service reliability and threaten the confidentiality, integrity, and availability of information. Significant disruptions of these information technology systems or security breaches could adversely affect our business operations and/or result in the loss, misappropriation, and/or unauthorized access, use, or disclosure of, or the prevention of access to, confidential information (including but not limited to trade secrets or other intellectual property, proprietary business information, and personal information), and could result in financial, legal, business, and reputational harm to us and would adversely affect our operations, including our discovery and research and development programs. For example, any such event that leads to unauthorized access, use, or disclosure of personal information, including personal information regarding our employees or current or future clinical trial participants, could harm our reputation, require us to comply with federal and/or state breach notification laws and foreign law equivalents (such as the GDPR or the U.K.’s Data Protection Act), and otherwise subject us to liability, including financial penalties and fines, under laws and regulations that protect the privacy and security of personal information. Also, the loss of preclinical or clinical trial data from completed or future preclinical or clinical trials, respectively, could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, our competitive position could be harmed and the further development and commercialization of our product candidates could be delayed. Security breaches and other inappropriate access can be difficult to detect, and any delay in identifying them may lead to increased harm of the type summarized and described above. While we have implemented security measures to protect our information technology systems and infrastructure, there is no assurance that such measures will prevent service interruptions or security breaches that could adversely affect our business.

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

Social media platforms present new risks and challenges to our business.

As social media continues to expand, it also presents us with new risks and challenges. Social media is increasingly being used to communicate information about the Company, our programs and the diseases our therapeutics are being developed to treat. Social media practices in the pharmaceutical and biotechnology industries are evolving, which creates uncertainty and risk of noncompliance with regulations applicable to our business. For example, patients may use social media platforms to comment on the effectiveness of, or adverse experiences with, a product or a product candidate, which could result in reporting obligations or other consequences. Further, the accidental or intentional disclosure of non-public information by our workforce or others through media channels could lead to information loss. In addition, there is a risk of inappropriate disclosure of sensitive information or negative or inaccurate posts or comments about us, our products, or our product candidates on any social media platform. If any of these events were to occur or we otherwise fail to comply with applicable regulations, we could incur liability, face restrictive regulatory actions or incur other harm to our business including quick and irreversible damage to our reputation, brand image and goodwill.

Risks Related to the COVID-19 Pandemic

Business interruptions resulting from the COVID-19 outbreak or similar public health crises could delay or cause a disruption of the development of our product candidates and adversely impact our business.

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

Additionally, completion of our clinical trial for NTLA-2001 for ATTR amyloidosis, as well as timely completion of preclinical activities and initiation of planned clinical trials for other product candidates, such as NTLA-2002 for HAE and NTLA-5001 for AML, is dependent upon the availability of, for example, preclinical and clinical trial sites, researchers and investigators, regulatory agency personnel, and materials, which may be adversely affected by global health matters, such as pandemics. We plan to conduct preclinical activities and clinical trials for our investigational drug product candidates in geographies which are currently being affected by COVID-19.

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

Some factors from the COVID-19 pandemic that could delay or otherwise adversely affect the completion of our preclinical activities and our ongoing and planned clinical trials for our investigational drug product candidates, as well as our business generally, include:

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
•

risk that participants enrolled in our clinical trials will contract COVID-19 while the clinical trial is ongoing, which could impact the results of the clinical trial, including by increasing the number of observed adverse events;

•	risk that we are unable to enroll and retain participants in our clinical trials in adequate numbers;
•

limitations on travel that could interrupt key preclinical activities and trial activities, such as limited operations at laboratory facilities, clinical trial site initiations and monitoring, domestic and international travel by employees, contractors or patients to clinical trial sites, including any government-imposed travel restrictions or quarantines that will impact the ability or willingness of patients, employees or contractors to travel to our research, manufacturing and clinical trial sites or secure visas or entry permissions, any of which could delay or adversely impact the conduct or progress of our prospective clinical trials;

•

delays in necessary interactions with local regulators, ethics committees and other important agencies and contractors due to limitations in employee resources or forced furlough of government employees;

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

In addition, the trading prices for our common stock and other biopharmaceutical companies have been highly volatile as a result of the COVID-19 pandemic. As a result, we may face difficulties raising capital through sales of our common stock or such sales may be on unfavorable terms. The COVID-19 outbreak continues to rapidly evolve. The extent to which the outbreak may impact our business, preclinical studies and ongoing and planned clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions and other actions to contain the outbreak or address its impact, such as social distancing and quarantines or lock-downs in the U.S. and other countries, business closures or business disruptions and the effectiveness of actions taken in the U.S. and other countries to contain and address the disease.

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

We are an early clinical-stage company. We were founded and commenced operations in mid-2014. All of our product candidates are still in the preclinical development or early clinical stage. We have not yet demonstrated our ability to successfully complete any clinical trials, including large-scale, pivotal clinical trials, obtain marketing approvals, manufacture clinical and commercial scale therapeutics, or arrange for a third-party to do so on our behalf, or conduct sales and marketing activities necessary for successful commercialization. Our ability to generate product revenue or profits, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates, which may never occur. We may never be able to develop or commercialize a marketable product.

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

Our limited operating history, particularly in light of the rapidly evolving genome editing field, may make it difficult to evaluate our current business and predict our future performance. Our relatively short history as an operating company makes any assessment of our future success or viability subject to significant uncertainty. We will encounter risks and difficulties frequently experienced by very early-stage companies in rapidly evolving fields. If we do not address these risks successfully, our business will suffer.

We have incurred net losses in each period since our inception, anticipate that we will continue to incur net losses in the future and may never achieve profitability.

We are not profitable and have incurred losses in each period since our inception. Our net loss was $68.8 million for the three months ended June 30, 2021. As of June 30, 2021, we had an accumulated deficit of $550.1 million. We expect these losses to increase as we continue to incur significant research and development and other expenses related to our ongoing operations, seek regulatory approvals for our future product candidates, scale-up manufacturing capabilities, maintain, expand and protect our intellectual property portfolio and hire additional personnel to support the development of our product candidates and to enhance our operational, financial and information management systems. Although we believe that our cash, cash equivalents, and marketable securities will enable us to fund our operating and capital expenditure requirements at least through the next twenty four months, we cannot predict the impact of the COVID-19 pandemic on future results of operations and financial condition due to a variety of factors, including the health of our employees, the ability of suppliers to continue to operate and deliver, the ability of Intellia to maintain operations, continued access to transportation resources, any further government and/or public actions taken in response to the pandemic and ultimately the length of the pandemic. We expect to finance our operations through a combination of collaboration revenue, equity or debt financings or other sources, which may include collaborations with third parties. Given the impact of COVID-19 on the U.S. and global financial markets, we may be unable to access further equity or debt financing when needed.

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

In December 2014, we entered into a collaboration agreement with Novartis, which we amended in December 2018 and June 2021 (collectively, the “Novartis Agreement”) regarding the discovery of new CRISPR/Cas9-based therapies principally using chimeric antigen receptor T (“CAR-T”) cells, hematopoietic stem cells (“HSCs”) and certain limbal stem cells selected by Novartis. Under the Novartis Agreement, Novartis committed to advance programs in these cells, and we granted it exclusive rights to further develop and commercialize the product candidates against targets it selected during the research term arising out of the programs. On June 14, 2021, the Novartis Agreement was amended (“Amendment No. 3”) with respect to Novartis’ rights to all the CAR-T Therapeutic Targets (the “Targets”) that Novartis selected, including (a) making Novartis’ license non-exclusive for such Targets, (b) removing Novartis’ diligence and related reporting obligations for such Targets, and (c) redefining the scope of Novartis’ sublicense rights for such Targets. We also agreed to pay to Novartis a one-time payment of $10.0 million within 30 days after the effective date of Amendment No. 3. The research portion of our agreement with Novartis ended in December 2019, and we cannot guarantee that Novartis will continue to pursue any of its selected programs.

In April 2016, we entered into a collaboration agreement with Regeneron, which we amended in May 2020 (the “Amended Regeneron Agreement”). The Amended Regeneron Agreement includes a product component to research, develop and commercialize CRISPR/Cas-based therapeutic products primarily focused on genome editing in the liver, as well as a technology collaboration component, under which we and Regeneron will engage in research and development activities aimed at discovering and developing novel technologies and CRISPR/Cas technology improvements to enhance our genome editing platform. Pursuant to the Amended Regeneron Agreement, we granted Regeneron exclusive rights to select up to 15 initial targets, subject to certain restrictions and modifications. We retained the rights to solely develop certain indications, and have the right to choose additional liver targets for our own development during the collaboration term. Both parties have defined rights to enter into co-development and co-promotion (“Co/Co”) agreements for indications selected by the other. Certain indications, such as ATTR amyloidosis, hemophilia A and hemophilia B are subject to Co/Co agreements. For example, in July 2018, we entered into an ATTR Co/Co under which we are the clinical and commercial lead for ATTR amyloidosis products. In December 2019, Regeneron exercised its right under the ATTR Co/Co agreement to modify its share of worldwide development costs and profits from 50% to 25% as of mid-June 2020. In May 2020, we entered into two co-development and co-funding agreements directed to each of hemophilia A and hemophilia B (the “Hemophilia Co/Co”) agreements, under which Regeneron will be the clinical and commercial lead, for these programs. Under the Hemophilia Co/Co agreements, worldwide development costs and profits of any future covered products will be split between Regeneron and us, 65% and 35%, respectively.

Either Novartis or Regeneron may change its strategic focus or pursue alternative technologies in a manner that results in reduced, delayed or no revenue to us. Each of Novartis and Regeneron has a variety of marketed products and product candidates either by itself or with other companies, including some of our competitors, and the respective corporate objectives of Novartis or Regeneron may not be consistent with our best interests. Regeneron may change its position regarding its participation and funding of our joint ATTR amyloidosis activities, which may impact our ability to successfully pursue that program. If either of our collaboration partners fails to develop, obtain regulatory approval for or ultimately commercialize any product candidate from the development programs governed by the respective collaboration agreement, or breaches or terminates our collaboration with it, our business, financial condition, results of operations and prospects could be harmed. In addition, any material alteration of the collaboration agreements, or dispute or litigation proceedings we may have with either Novartis or Regeneron in the future could delay development programs, create uncertainty as to ownership of or access to intellectual property rights, distract management from other business activities and generate substantial expense.

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

Risks Related to the New Company

We are launching a new company alongside Cellex Cell Professionals GmbH and Blackstone Life Sciences Advisors L.L.C. We are exposed to risks associated with the launch of the new company and may not realize the advantages we expect from it.

On June 22, 2021, we announced the launch of a new company (“NewCo”) alongside Cellex Cell Professionals GmbH (“Cellex”) and Blackstone Life Sciences Advisors L.L.C. (“BXLS”). NewCo will also acquire GEMoaB GmbH (“GEMoaB”), a wholly-owned subsidiary of Cellex. NewCo will combine GEMoaB’s clinical-stage universal CAR-T program and platforms with our allogeneic universal cell engineering platform. In July 2021, we entered into a license and collaboration agreement with NewCo (the “NewCo License”), under which we will collaborate to develop allogeneic universal CAR-T cell therapies, as well as a co-development and co-funding agreement (the “NewCo Co/Co Agreement”) to develop allogeneic universal CAR-T cell products targeted to a particular undisclosed immuno-oncology indication. NewCo may not be successful in the timeframe we expect, or at all. In addition, if NewCo fails to develop, obtain regulatory approval for or ultimately commercialize any product candidate from its development programs, including those governed by the respective NewCo License or NewCo Co/Co Agreement, or breaches or terminates such agreements, our business, financial condition, results of operations and prospects could be harmed.

Additionally, we, BXLS, and Cellex (and certain related entities) each have equal ownership of NewCo and therefore share control over portions of the operations of NewCo. Because of our minority ownership in NewCo, we have a lesser degree of control over its business operations, thereby potentially increasing the financial, legal, operational and compliance risks Intellia may face in the future. In addition, we may be dependent on controlling shareholders or management of NewCo who may have business interests, strategies or goals that are inconsistent with ours. These risks include the possibility that NewCo, BXLS or Cellex has economic or business interests or goals that are or become inconsistent with our economic or business interests or goals; is in a position to take action contrary to our instructions, requests, policies or objectives; subjects us to unexpected liabilities or risks; takes actions that reduce our return on investment; acts in a manner that compromises our key licensed rights, or important IP or other rights that we own or license; or takes actions that harm our reputation or restrict our ability to run our business. Furthermore, as a result of our ownership in NewCo, we may be required to include NewCo’s financial statements in our consolidated financial statements. We have not previously included a minority-owned subsidiary in our financial statements and therefore are subject to increased risk in accurately representing and incorporating NewCo’s financial statements into our own, which could result in delayed filings with the SEC and the finding of a material or significant weakness, among others. This could result in harmful consequences to our business, including an adverse reaction in the financial markets due to a loss of confidence in the reliability of our consolidated financial statements.

Risks Related to Our Reliance on Other Third Parties

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

If any CMO with whom we contract fails to perform its obligations, we may be forced to enter into an agreement with a different CMO, which we may not be able to do on reasonable terms, if at all. In such scenario, our clinical trials supply could be delayed significantly as we establish alternative supply sources. In some cases, the technical skills required to manufacture our products or product candidates may be unique or proprietary to the original CMO and we may have difficulty, or there may be contractual restrictions prohibiting us from transferring such skills to a back-up or alternate supplier, or we may be unable to transfer such skills at all. In addition, if we are required to change CMOs for any reason, we will be required to verify that the new CMO maintains facilities and procedures that comply with quality standards and with all applicable regulations. We will also need to verify, such as through a manufacturing comparability study, that any new manufacturing process will produce our product candidate according to the specifications previously submitted to the FDA or another regulatory authority. The delays associated with the verification of a new CMO could negatively affect our ability to develop product candidates or commercialize our products in a timely manner. Furthermore, a CMO may possess technology related to the manufacture of our product candidate that such CMO owns independently. This would increase our reliance on such CMO or require us to obtain a license from such CMO in order to have another CMO manufacture our product candidates. In addition, changes in manufacturers often involve changes in manufacturing procedures and processes, which could require that we conduct bridging studies between our prior clinical supply used in our clinical trials and that of any new manufacturer. We may be unsuccessful in demonstrating the comparability of clinical supplies which could require the conduct of additional clinical trials.

Events such as the COVID-19 pandemic could adversely impact the ability of our vendors, including CMOs, to manufacture supplies, process and deliver our product candidates, or to otherwise meet our requirements or those of the applicable regulatory agencies. For example, three vaccines for COVID-19 were granted Emergency Use Authorization by the FDA in late 2020 and early 2021, and more are likely to be authorized in the coming months. The resultant demand for vaccines and potential for manufacturing facilities and materials to be commandeered under the Defense Production Act of 1950, or equivalent foreign legislation, may make it more difficult to obtain materials or manufacturing capacity for the products needed for our clinical trials, which could lead to delays in these trials. Additionally, these events could also impact the regulatory agencies’ ability to inspect and approve our vendors, including CMOs, within our currently expected timeframe.

We currently rely, and expect to continue to rely on, third parties to conduct our preclinical studies and clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines or comply with legal and regulatory requirements, we may not be able to obtain regulatory approval of or commercialize any potential product candidates.

We currently depend, and expect to continue to depend, upon third parties, including independent investigators, to conduct our clinical trials under agreements with universities, medical institutions, CROs, strategic partners and others. We expect to have to negotiate budgets and contracts with CROs, trial sites and other service and goods providers, which may result in delays to our development timelines and increased costs.

We currently rely, and expect to continue to rely heavily on third parties over the course of our preclinical studies and clinical trials, and, as a result, will have limited control over the clinical investigators and other service providers, and limited visibility into their day-to-day activities, including with respect to their compliance with the approved clinical protocol and other legal, regulatory and scientific standards. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol and legal, regulatory and scientific standards, and our reliance on third parties does not relieve us of our legal responsibilities. We and these third parties are required to comply with good clinical practice (“GCP”), which are regulations and guidelines enforced by the FDA, EMA and comparable foreign regulatory authorities for product candidates in clinical development. Regulatory authorities enforce these GCP requirements through periodic inspections of trial sponsors, clinical investigators and trial sites. If we or any of these third parties fail to comply with applicable GCP requirements, the clinical data generated in our clinical trials may be deemed unreliable and the relevant regulatory authorities may require us to suspend or terminate these trials or perform additional preclinical studies or clinical trials before approving our marketing applications. We cannot be certain that, upon inspection, such regulatory authorities will determine that any of our clinical trials comply with the GCP requirements. In addition, our clinical trials must be conducted with product produced under cGMP, and in certain cases, cGTP, requirements and may require a large number of test patients.

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

Any third parties conducting our current or future clinical trials will not be our employees and, except for remedies that may be available to us under our agreements with such third parties, we cannot control whether they devote sufficient time and resources to our ongoing preclinical, clinical, and nonclinical programs. These third parties may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials or other product development activities, which could affect their performance on our behalf. If these third parties fail to meet their contractual obligations, legal requirements or expected deadlines, need to be replaced, or generate inaccurate or substandard clinical data by failing to adhere to our clinical protocols or regulatory requirements or for other reasons, our clinical trials may be extended, delayed or terminated and we may not be able to complete development of, obtain regulatory approval of or successfully commercialize our product candidates. In addition, the COVID-19 pandemic or similar events, and responsive governmental actions, could divert healthcare resources, including necessary materials and clinical trial personnel, away from our clinical trial sites to focus on pandemic concerns. As a result, our financial results and the commercial prospects for our product candidates would be harmed, our costs could increase and our ability to generate revenue could be delayed.

A resurgence of the COVID-19 pandemic (or a similar event) and measures taken in response by U.S. or other governments may have a significant impact on our CROs, clinical sites and other service and goods providers, which may affect our ability to initiate and complete preclinical studies and clinical trials.

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

We are highly dependent on the research and development, clinical, legal, financial and business development expertise of John M. Leonard, M.D., our President and Chief Executive Officer, Glenn Goddard, our Executive Vice President and Chief Financial Officer, David Lebwohl, our Executive Vice President and Chief Medical Officer, James Basta, our Executive Vice President, General Counsel and Corporate Secretary, and Laura Sepp-Lorenzino, our Executive Vice President and Chief Scientific Officer, as well as the other principal members of our management, scientific and clinical teams. Although we have entered into employment arrangements with our executive officers, each of them may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees.

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

Other non-regulatory entities may impact the regulatory agencies and ethics committees’ evaluation and approval decision regarding our products. For example, in December 2018, the World Health Organization (“WHO”) established the Expert Advisory Committee on Developing Global Standards for Governance and Oversight of Human Genome Editing. While the standards are expected to focus primarily on germline modifications, the guidelines could impact somatic cell editing research programs, such as ours. In March 2019, the WHO Expert Advisory Committee recommended initiating the first phase of a new global registry (the “Registry”) to track research on human genome editing. Accepting this recommendation, the WHO announced plans in August 2019 for an initial phase of the registry using the International Clinical Trials Registry Platform (“ICTRP”). This phase will include worldwide registries for both somatic cell editing and germline editing clinical trials. Although registration of these clinical trials in the WHO’s Registry currently is voluntary, failure to register could impact the evaluation by the regulators and ethics committees. In July 2021, the WHO Expert Advisory Committee issued recommendations and a governance framework for human genome editing research intended for the international, regional, national and institutional level. For example, the WHO recommended that: clinical trials using somatic human genome editing technologies be reviewed and approved by the appropriate research ethics committee before inclusion in its Registry; basic and preclinical gene editing research also be included in a registry; somatic or germline human genome editing research should only take place in jurisdictions with domestic policy and oversight mechanisms; and relevant patent holders help ensure equitable access to human genome editing interventions. We cannot predict the impact of the WHO’s current and future recommendations, or any policies or actions that ethics committees or regulatory agencies may take in response to such recommendations, on our research, clinical and business plans and results.

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

Manufacturers and manufacturers’ facilities are required to comply with extensive FDA and comparable foreign regulatory authority requirements, as applicable, including ensuring that quality control and manufacturing procedures conform to cGMP and, in certain cases, cGTP requirements, and applicable product tracking and tracing requirements. As such, we and our CMOs will be subject to continual review and inspections to assess compliance with cGMP and adherence to commitments made in any BLA, other marketing applications, and previous responses to inspection observations. Accordingly, we and others with whom we work must continue to expend time, money, and effort in all areas of regulatory compliance, including manufacturing, production and quality control.

Any regulatory approvals that we receive for our product candidates may be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase IV clinical trials and surveillance to monitor the safety and efficacy of the product candidate. For example, the FDA or other regulatory agency may also require a REMS or similar program as a condition of approval of our product candidates, which could entail requirements for long-term patient follow-up, a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA or a comparable foreign regulatory authority approves our product candidates, we will have to comply with their respective legal or regulatory requirements including submissions of safety and other post-marketing information and reports and registration.

The FDA or other regulatory agencies may seek to impose consent decrees, withdraw approval or prohibit the export or import of a product if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with our product candidates, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical studies to assess new safety risks; or imposition of distribution restrictions or other restrictions under a REMS program. Other potential consequences include, among other things:

•	restrictions on the marketing or manufacturing of our products, withdrawal of the product from clinical trials or the market, or voluntary or mandatory product recalls;
•	manufacturing delays and supply disruptions until issues identified by regulatory inspections are remediated;
•	fines, warning letters or holds on clinical trials;
•	refusal by the FDA or the relevant regulatory agency to approve pending applications or supplements to approved applications filed by us or suspension or revocation of license approvals;
•	product seizure or detention or refusal to permit the import or export of our product candidates; and
•	injunctions or the imposition of civil or criminal penalties.

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

On February 6, 2020, after considering additional submissions from the parties, the panel clarified that the Caribou Award is limited to a particular on-going Caribou program, which seeks to develop a CAR-T cell product directed at CD19, known as CB-010. The panel instructed the parties to seek to negotiate terms based on this scope.

On June 16, 2021, we executed a Leaseback agreement with Caribou, which settled the arbitration. Under the Leaseback agreement, in exchange for an upfront payment, potential future regulatory and sales milestones, and single-digit royalties payable by Caribou to us, we have agreed to leaseback or sublicense certain CRISPR/Cas9 IP, including our chemical gRNA modification technology and foundational CRISPR/Cas9 IP, to Caribou so that it can develop and commercialize CB-010. Caribou also will be responsible for any payments required in respect of our in-licensed IP, such as the foundational CRISPR/Cas9 IP. Under the Leaseback agreement, Caribou will be able to compete with us (or our licensees) in the development of CAR-T cell human therapeutics directed at CD19, which could adversely affect our business.

Third parties could assert that UC/Vienna/Charpentier do not have rights to the CRISPR/Cas9 technology, including inventorship and ownership rights to currently issued or allowable patents, or that any rights owned by UC/Vienna/Charpentier are limited. If such third parties were found to have rights to the CRISPR/Cas9 technology, we could be required to obtain rights from such parties or cease our development and commercialization efforts. For example, under our sublicense from Caribou, we have rights to patent applications owned by UC/Vienna Charpentier covering certain aspects of CRISPR/Cas9 systems to edit genes in eukaryotic cells, including human cells (collectively, the “UC/Vienna/Charpentier eukaryotic patent family”). The Broad Institute, Massachusetts Institute of Technology, the President and Fellows of Harvard College and the Rockefeller University (collectively, the “Broad Institute”) co-own patents and patent applications that also claim CRISPR/Cas9 systems to edit genes in eukaryotic cells (collectively, the “Broad Institute patent family”). Because the respective owners of various UC/Vienna/Charpentier patent applications and the Broad Institute patent family both allege owning intellectual property claiming overlapping aspects of CRISPR/Cas9 systems and methods to edit genes in eukaryotic cells, including human cells, our ability to market and sell CRISPR/Cas9-based human therapeutics may be adversely impacted depending on the scope and actual ownership over the inventions claimed in the competing patent portfolios. On June 25, 2019, the Patent Trial and Appeal Board (“PTAB”) of the U.S. Patent and Trademark Office (“USPTO”) declared an interference between the UC/Vienna/Charpentier eukaryotic patent family and the Broad Institute patent family to determine which research group first invented the use of the CRISPR/Cas9 technology in eukaryotic cells and, therefore, is entitled to the patents covering the invention. On August 26, 2019, the PTAB redeclared the interference to include additional UC/Vienna/Charpentier patent applications covering the invention that had also been found allowable by the USPTO. On September 10, 2020, the PTAB issued an order that, among other matters, advanced the proceeding to the priority phase, where both UC/Vienna/Charpentier, which will have the burden of proof, and the Broad Institute will present their respective evidence seeking to prove that they, invented first. As of June 30, 2021, the interference involves 14 allowable patent applications from the UC/Vienna/Charpentier eukaryotic patent family and 13 patents and one patent application from the Broad Institute patent family.

On December 14, 2020, the PTAB declared an additional interference between the same 14 allowable patent applications in the UC/Vienna/Charpentier portfolio, and one patent application owned by ToolGen, Inc. And, on June 21, 2021, the PTAB declared another interference between the same UC/Vienna/Charpentier 14 allowable patent applications and one patent application owned by Sigma-Aldrich Co. LLC (a subsidiary of Merck KGaA). Because the patent applications involved in these interferences also purport to cover the use of CRISPR/Cas9 for gene editing in eukaryotic cells, the PTAB seeks to determine between the various groups which one invented first and is entitled to the resulting patents. These two latter interferences are still in their motion phases where the PTAB may consider, among other matters, which party will have the burden of proof in their respective priority phases. If either the Broad, ToolGen or Sigma-Aldrich were to succeed in their respective interference, the prevailing party or parties could seek to assert its issued patents against us based on our CRISPR/Cas9-based activities, including commercialization.

In addition, other third parties, such as Vilnius University, and Harvard University, filed patent applications claiming CRISPR/Cas9-related inventions around or within a year after the UC/Vienna/Charpentier application was filed and allege (or may allege) that they invented one or more of the inventions claimed by UC/Vienna/Charpentier before UC/Vienna/Charpentier. If the USPTO deems the scope of the claims of one or more of these parties to sufficiently overlap with the allowable claims from the UC/Vienna/Charpentier application, the USPTO could declare other interference proceedings to determine the actual inventor of such claims. If these third-parties were to prevail in their inventorship claims or obtain patent claims that cover our product candidates or related activities through these various legal proceedings, then we could be prevented from utilizing the intellectual property we have licensed from Caribou, as well as from developing and commercializing all or some of our products candidates unless we can obtain rights to the third-parties’ intellectual property, or avoid or invalidate it.

Further, these third-parties, and others, have also filed patent applications and obtained patents covering aspects of the CRISPR/Cas9 technology in other key jurisdictions, including the EU members, the U.K., China and Japan. If these patents are deemed valid and cover our product candidates or related activities, we could be prevented from developing and commercializing all or some of our product candidates unless we license the relevant intellectual property or avoid it.

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

The market price for our common stock historically has been highly volatile and could continue to be subject to wide fluctuations in response to various factors. This volatility may affect the price at which you could sell the shares of our common stock, and the sale of substantial amounts of our common stock could adversely affect the price of our common stock. Our stock price is likely to continue to be volatile and subject to significant price and volume fluctuations in response to market and other factors, including:

•	the success of our or competing products or technologies;
•	results of clinical trials of our product candidates or those of our competitors;
•	developments or disputes concerning issued patents, patent applications or other intellectual property rights;
•	regulatory or legal developments in the U.S. and other countries;
•	the recruitment or departure of key personnel;
•	the level of expenses related to any of our product candidates or clinical development programs;
•	the results of our efforts to discover, develop, manufacture, acquire or in-license our current and additional product candidates or products;
•	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
•	variations in our financial results or the financial results of companies that are perceived to be similar to us;
•	sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares;
•	changes in the structure of healthcare payment systems;
•	market conditions in the pharmaceutical and biotechnology sectors;
•	public perception of the safety of genome editing based therapeutics;
•	general economic, industry and market conditions; and
•	the other factors summarized and described in this Risk Factors section.

In addition, the trading prices for our common stock and other biopharmaceutical companies have been highly volatile as a result of the COVID-19 pandemic. The extent to which the outbreak may impact our business, preclinical studies and ongoing and planned clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the emergence of new variants of the disease, the ability of governments to vaccinate their populations and that existing vaccines can treat any new variants effectively, the ultimate containment of the disease, the modification or lifting of travel restrictions and other actions implemented to contain the outbreak or address its impact, such as social distancing and quarantines or lock-downs in the U.S. and other countries, business closures or business disruptions, and the ultimate effectiveness of other actions taken in the U.S. and other countries to contain and address the disease. A resurgence or other negative developments relating to the pandemic may require us to again restrict access to our offices and laboratories, or to pause or suspend preclinical research and our clinical trial; and, further, may disrupt our manufacturing and supply chain or those of our third-party suppliers and manufacturers.

Companies trading in the stock market in general, and in The Nasdaq Global Market in particular, have also experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. In the past, following periods of volatility in the market, securities class-action litigation has often been instituted against companies. Such litigation, if instituted against us, could result in substantial costs and diversion of management’s attention and resources, which could materially and adversely affect our business, financial condition, results of operations and growth prospects.

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

As of March 31, 2021, our executive officers, directors, 5% or greater stockholders and their affiliates beneficially owned approximately 47.4% of our outstanding voting stock. These stockholders may have the ability to influence us through their ownership positions. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to control elections of directors or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

We have broad discretion over the use of our cash, cash equivalents and marketable securities, and may not use them effectively.

Our management has broad discretion to use our cash, cash equivalents and marketable securities to fund our operations and could spend these funds in ways that do not improve our results of operations or enhance the value of our common stock. The failure by our management to apply these funds effectively could result in financial losses that could have a material adverse effect on our business, cause the price of our common stock to decline and delay the development of our product candidates. Pending our use to fund operations, we may invest our cash, cash equivalents and marketable securities in a manner that does not produce income or that loses value.

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

We will need additional capital in the future to continue our planned operations in addition to the proceeds we received from our initial public offering (“IPO”) in May 2016 and follow-on public offerings in November 2017, June 2020, December 2020, and July 2021. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. We may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, convertible securities or other equity securities in more than one transaction, investors may be materially diluted by subsequent sales. These sales may also result in material dilution to our existing stockholders, and new investors could gain rights superior to our existing stockholders.

On August 23, 2019, we filed a Registration Statement on Form S-3, as amended (the “2019 Shelf”) with the SEC, which was declared effective on September 12, 2019 (File No. 333-233448) in relation to the registration of common stock, preferred stock, debt securities, warrants and units of any combination thereof. We also simultaneously entered into an Open Market Sale Agreement (the “2019 Sales Agreement”) with the Sales Agent, to provide for the offering, issuance and sale of up to an aggregate amount of $150.0 million of our common stock from time to time in “at-the-market” offerings under the 2019 Shelf and subject to the limitations thereof. We will pay to the Sales Agent cash commissions of 3.0% of the gross proceeds of sales of common stock under the 2019 Sales Agreement. In December 2019, we issued 287,231 shares of our common stock at an average price of $16.48 per share in accordance with the 2019 Sales Agreement for aggregate net proceeds of $4.4 million, after payment of cash commissions to the Sales Agent and approximately $0.2 million related to legal, accounting and other fees in connection with the sales. During the year ended December 31, 2020, we issued 2,270,161 shares of our common stock in a series of sales at an average price of $22.53 per share in accordance with the 2019 Sales Agreement, for aggregate net proceeds of $49.5 million after payment of cash commissions to the Sales Agent and legal, accounting and other fees in connection with the sales. During the three months ended June 30, 2021, we issued 641,709 shares of our common stock in a series of sales at an average price of $72.79 per share in accordance with the 2019 Sales Agreement, for aggregate net proceeds of $45.3 million after payment of cash commissions to Jefferies and approximately $0.1 million related to legal, accounting and other fees in connection with the sales. In June 2020, we issued 6,301,370 shares of our common stock, including the exercise in full by the underwriters of their option to purchase an additional 821,917 shares, at the public offering price of $18.25 per share pursuant to the 2019 Shelf for aggregate cash consideration of $107.7 million, after payment of commissions and fees and approximately $0.4 million related to legal, accounting and other fees in connection with the sales. In June 2020 we also issued 925,218 shares of our common stock to Regeneron in a private placement for an aggregate cash consideration of $30.0 million, or $32.42 per share, representing a 100% premium over the volume-weighted average trading price of the Company’s common stock during the 30-day period prior to the closing. On November 30, 2020, we filed a Registration Statement on Form S-3ASR (the “Universal Shelf”) with the SEC, which was automatically declared effective upon filing (File No. 333-251022) in relation to the registration of common stock, preferred stock, debt securities, warrants and units of any combination thereof. In December 2020, we issued 5,513,699 shares of our common stock, including the exercise in full by the underwriters of their option to purchase an additional 719,178 shares, at the public offering price of $36.50 per share pursuant to the Universal Shelf for aggregate cash consideration of $188.9 million, after deducting the underwriting discount, commissions and offering expenses. In July 2021, we issued 4,758,620 shares of our common stock, including the exercise in full by the underwriters of their option to purchase an additional 620,689 shares, at the public offering price of $145.00 per share pursuant to the Universal Shelf for aggregate cash consideration of approximately $648.1 million, after deducting the underwriting discount, commissions and estimated offering expenses. In addition, sales of a substantial number of shares of our outstanding common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock. Persons who were our stockholders prior to our IPO continue to hold a substantial number of shares of our common stock that many of them are now able to sell in the public market. Significant portions of these shares are held by a relatively small number of stockholders. Sales by our stockholders of a substantial number of shares, or the expectation that such sales may occur, could significantly reduce the market price of our common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 6. Exhibits

The following exhibits are incorporated by reference or filed as part of this report.

10.1†	Amendment No. 3 to License and Collaborative Research Agreement, dated as of June 14, 2021, by and between Registrant and Novartis (1)

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (2)

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (2)

32.1

Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, by John M. Leonard, M.D., President and Chief Executive Officer of the Company, and Glenn Goddard, Executive Vice President, Chief Financial Officer of the Company. (3)

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. (2)

101.SCH	Inline XBRL Taxonomy Extension Schema Document. (2)

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document. (2)

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document. (2)

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document. (2)

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document. (2)

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*) (2)

†	Portions of this exhibit (indicated by “[***]”) have been omitted pursuant to Item 601(b)(10) of Regulation S-K.
(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-37766) filed with the Securities and Exchange Commission on June 17, 2021.
(2)	Filed with this Quarterly Report on Form 10-Q.
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

Dated: August 5, 2021

INTELLIA THERAPEUTICS, INC.

By:	/s/ John M. Leonard
John M. Leonard, M.D.
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Glenn G. Goddard
Glenn G. Goddard
Executive Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)