Form 10-Q
period 2021-09-30
Intellia Therapeutics, Inc.
filed 2021-11-04
CIK 1652130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

The number of shares outstanding of the registrant’s common stock as of October 29, 2021: 74,419,414 shares.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

INTELLIA THERAPEUTICS, INC.

Condensed Consolidated Balance Sheets (unaudited)

(Amounts in thousands except share and per share data)

	September 30, 2021	December 31, 2020
ASSETS
Current Assets:
Cash and cash equivalents	$334,736	$160,020
Marketable securities	463,531	437,351
Accounts receivable ($0.2 million and $0 million from related party)	2,491	2,130
Prepaid expenses and other current assets	14,016	17,016
Total current assets	814,774	616,517
Marketable securities - noncurrent	350,451	-
Property and equipment, net	19,946	15,943
Operating lease right-of-use assets	81,788	39,114
Equity method investment	62,837	-
Other assets	5,165	4,748
Total Assets	$1,334,961	$676,322
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$7,470	$10,460
Accrued expenses	24,633	25,554
Current portion of operating lease liability	8,705	5,696
Current portion of deferred revenue ($34.2 million and $0 million from related party)	56,759	22,544
Total current liabilities	97,567	64,254
Deferred revenue, net of current portion ($28.5 million and $0 million from related party)	63,023	51,387
Long-term operating lease liability	67,273	33,609
Commitments and contingencies (Note 6)
Stockholders’ Equity:
Common stock, $0.0001 par value; 120,000,000 shares authorized; 74,342,178 and 66,234,056 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	7	7
Additional paid-in capital	1,729,029	962,173
Accumulated other comprehensive (loss)/income	(174)	1
Accumulated deficit	(621,764)	(435,109)
Total stockholders’ equity	1,107,098	527,072
Total Liabilities and Stockholders’ Equity	$1,334,961	$676,322

See notes to condensed consolidated financial statements.

INTELLIA THERAPEUTICS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited)

(Amounts in thousands except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Collaboration revenue (1)	$7,204	$22,220	$20,199	$51,399
Operating expenses:
Research and development	60,486	39,756	158,646	112,177
General and administrative	18,711	10,566	48,988	33,406
Total operating expenses	79,197	50,322	207,634	145,583
Operating loss	(71,993)	(28,102)	(187,435)	(94,184)
Interest income	349	262	780	2,145
Net loss	$(71,644)	$(27,840)	$(186,655)	$(92,039)
Net loss per share, basic and diluted	$(0.97)	$(0.47)	$(2.68)	$(1.70)
Weighted average shares outstanding, basic and diluted	73,706	58,754	69,720	54,218
Other comprehensive loss:
Unrealized loss on marketable securities	(161)	(124)	(175)	(230)
Comprehensive loss	$(71,805)	$(27,964)	$(186,830)	$(92,269)

(1) Including the following revenue from related party (see Notes 7 and 8):	$277	$-	$277	$-

See notes to condensed consolidated financial statements.

INTELLIA THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows (unaudited)

(Amounts in thousands)

	Nine Months Ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(186,655)	$(92,039)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,011	4,709
Equity-based compensation	32,448	14,321
Amortization/(accretion) of investment premiums/(discounts)	4,970	(195)
Changes in operating assets and liabilities:
Accounts receivable	(361)	3,403
Prepaid expenses and other current assets	(5,073)	(1,951)
Operating right-of-use assets	6,761	4,866
Other assets	(248)	348
Accounts payable	(1,870)	3,445
Accrued expenses	(1,170)	6,719
Deferred revenue	(16,986)	50,804
Operating lease liabilities	(7,206)	(4,116)
Net cash used in operating activities	(170,379)	(9,686)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(9,888)	(2,579)
Purchases of marketable securities	(772,759)	(244,790)
Maturities of marketable securities	390,984	243,800
Net cash used in investing activities	(391,663)	(3,569)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock through follow-on offerings, net of issuance costs	648,315	107,732
Proceeds from issuance of common stock through at-the-market offerings, net of issuance costs	45,255	14,722
Proceeds from issuance of common stock to Regeneron	-	12,580
Proceeds from options exercised	39,868	1,967
Issuance of shares through employee stock purchase plan	970	685
Net cash provided by financing activities	734,408	137,686
Net increase in cash and cash equivalents and restricted cash and cash equivalents	172,366	124,431
Cash and cash equivalents and restricted cash and cash equivalents, beginning of period	164,606	57,226
Cash and cash equivalents and restricted cash and cash equivalents, end of period	$336,972	$181,657

Reconciliation of cash and cash equivalents and restricted cash and cash equivalents to condensed consolidated balance sheet:
Cash and cash equivalents	$334,736	$179,746
Restricted cash and cash equivalents, included in prepaids and other current assets and other assets	2,236	1,911
Total cash and cash equivalents and restricted cash and cash equivalents	$336,972	$181,657

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Purchases of property and equipment unpaid at period end	$633	$545
Right-of-use assets acquired under operating leases	49,435	7,939
Non-cash contribution of intellectual property to NewCo	62,900	-

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

During the third quarter of 2021, the Company entered into a joint venture with Cellex Cell Professionals GmbH (“Cellex”) and funds managed by Blackstone Life Sciences Advisors L.L.C. (“BXLS”) to establish a new chimeric antigen receptor (“CAR-T”) cell therapy company (“NewCo”). The Company had a 33.33% investment share in NewCo at the time of the initial closing and accounts for the investment under the equity method of accounting. Refer to Notes 2 and 8 for further details.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates in these condensed consolidated financial statements have been made in connection with the calculation of revenues, research and development expenses, equity-based compensation expense and the valuation of our equity method investment. The Company bases its estimates on historical experience and various other assumptions that management believes to be reasonable under the circumstances at the time such estimates are made. Actual results could differ from those estimates. The Company periodically reviews its estimates in light of changes in circumstances, facts and experience. The extent of the impact of the coronavirus disease 19 (“COVID-19”) pandemic on the Company’s operational and financial performance will depend on certain developments, including the length and severity of this pandemic, as well as its effect on the Company’s employees, collaborators and vendors, all of which are uncertain and cannot be predicted. The Company cannot reasonably estimate the extent to which the disruption may materially impact its consolidated results of operations or financial position.

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

Liquidity

Since its inception through September 30, 2021, the Company has raised an aggregate of approximately $1,815.7 million to fund its operations, of which $276.8 million was through its collaboration agreements, $170.5 million was from its initial public offering (“IPO”) and concurrent private placements, $1,086.9 million was from follow-on public offerings, $196.5 million was from at-the-market offerings and $85.0 million was from the sale of convertible preferred stock. In July 2021, the Company closed an underwritten public offering of 4,758,620 shares of common stock at the public offering price of $145.00 per share, for aggregate net proceeds of $648.3 million after deducting approximately $41.7 million in underwriting discounts and offering costs. The Company expects that its cash, cash equivalents and marketable securities as of September 30, 2021 will enable the Company to fund its ongoing operating expenses and capital expenditure requirements for at least the twelve-month period following the issuance of these condensed consolidated financial statements.

2. Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies” to the consolidated financial statements included in the Annual Report for the year ended December 31, 2020. There have been no material changes during the nine months ended September 30, 2021, other than as noted below.

Variable Interest Entity

The Company evaluates at the inception of each arrangement, and whenever a reconsideration event occurs, whether an entity in which the Company holds an investment or in which the Company has other variable interests is considered a variable interest entity (“VIE”) in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810, Consolidation (“ASC 810”). If the entity meets the criteria to qualify as a VIE, the Company assesses whether or not the Company is the primary beneficiary of that VIE based on a number of factors, including (i) which party has the power to direct the activities that most significantly affect the VIE’s economic performance, (ii) the parties’ contractual rights and responsibilities pursuant to any contractual agreements and (iii) which party has the obligation to absorb losses or the right to receive benefits from the VIE. If the Company is deemed the primary beneficiary of a VIE, the Company consolidates such entity and reflects the non-controlling interest of other beneficiaries of that entity. If the Company is not the primary beneficiary, no consolidation is necessary, and the Company accounts for the investment or other variable interest in accordance with applicable U.S. GAAP.

Equity Method of Accounting

In circumstances where the Company has the ability to exercise significant influence, but not control, over the operating and financial policies of an entity in which the Company has an investment, the Company utilizes the equity method of accounting for recording related investment activity. In assessing whether the Company exercises significant influence, the Company considers the nature and magnitude of the investment, the voting and protective rights the Company holds, any participation in the governance of the other entity and other relevant factors such as the presence of a collaborative or other business relationship.

Under the equity method of accounting, the Company’s investments are initially recorded at cost on the condensed consolidated balance sheets. Upon recording an equity method investment, the Company evaluates whether there are basis differences between the carrying value and fair value of the Company’s proportionate share of the investee’s underlying net assets. Typically, the Company amortizes basis differences identified on a straight-line basis over the underlying assets’ estimated useful lives when calculating the attributable earnings or losses, excluding the basis differences attributable to in-process research and development that had no alternative future use (“IPR&D”). If the Company is unable to attribute all of the basis difference to specific assets or liabilities of the investee, the residual excess of the cost of the investment over the proportional fair value of the investee’s assets and liabilities is considered to be Equity Method Goodwill and is recognized within the equity investment balance, which is tracked separately within the Company’s memo accounts. The Company subsequently records in the condensed consolidated statements of operations and comprehensive income (loss) its share of income or loss of the other entity within other income/expense. If the share of losses exceeds the carrying value of the Company’s investment, the Company will suspend recognizing additional losses and will continue to do so unless it commits to providing additional funding; however, if there are intra-entity profits this can cause the investment balance to go negative.

The Company evaluates its equity method investments for impairment whenever events or changes in circumstance indicate that the carrying amounts of such investments may be impaired and considers qualitative and quantitative factors including the investee's financial metrics, product and commercial outlook and cash usage. If a decline in the value of an equity method investment is determined to be other than temporary, a loss is recorded in earnings in the current period and the investment is written down to fair value.

At September 30, 2021, the Company accounted for its investment in NewCo under the equity method of accounting and no impairment charges were recognized during the three and nine months ended September 30, 2021. Refer to Note 8 for further details.

Recent Accounting Pronouncements – Adopted

In December 2019, the FASB issued Accounting Standards Update (“ASU”) 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify the accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. The Company adopted ASU 2019-12 on January 1, 2021. The adoption did not have a material effect on the Company’s condensed consolidated financial statements.

3. Marketable Securities

The following table summarizes the Company’s available-for-sale marketable securities as of September 30, 2021 and December 31, 2020 at net book value:

	September 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Marketable securities:
U.S. Treasury and other government securities	$251,302	$9	$(69)	$251,242
Financial institution debt securities	395,052	12	(66)	394,998
Corporate debt securities	32,099	-	(9)	32,090
Other asset-backed securities	135,702	1	(51)	135,652
Total	$814,155	$22	$(195)	$813,982

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Marketable securities:
U.S. Treasury and other government securities	$245,666	$13	$(11)	$245,668
Financial institution debt securities	138,445	6	(8)	138,443
Corporate debt securities	41,765	3	(2)	41,766
Other asset-backed securities	11,474	1	(1)	11,474
Total	$437,350	$23	$(22)	$437,351

The amortized cost of available-for-sale securities is adjusted for amortization of premiums and accretion of discounts to maturity. At September 30, 2021 and December 31, 2020, the balance in the Company’s accumulated other comprehensive (loss) income was composed of activity related to the Company’s available-for-sale marketable securities. There were no realized gains or losses in the nine months ended September 30, 2021 or for the year ended December 31, 2020. The Company did not reclassify any amounts out of accumulated other comprehensive (loss) income during this period. The Company did not have any securities in a material unrealized loss position at September 30, 2021 or December 31, 2020.

The Company's available-for-sale securities that are classified as short-term marketable securities in the condensed consolidated balance sheet mature within one year or less as of the balance sheet date. Available-for-sale securities that are classified as noncurrent in the condensed consolidated balance sheet are those that mature after one year but within five years from the balance sheet date and that the Company does not intend to dispose of within the next twelve months. At September 30, 2021 and December 31, 2020, the Company did not hold any investments that matured beyond five years of the balance sheet date.

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

As of September 30, 2021 and December 31, 2020, the Company’s financial assets recognized at fair value on a recurring basis consisted of the following:

	Fair Value as of September 30, 2021
	Total	Level 1	Level 2	Level 3
	(In thousands)
Cash equivalents and restricted cash equivalents	$335,916	$335,916	$-	$-
Marketable securities:
U.S. Treasury and other government securities	251,242	220,670	30,572	-
Financial institution debt securities	394,998	-	394,998	-
Corporate debt securities	32,090	-	32,090	-
Other asset-backed securities	135,652	-	135,652	-
Total marketable securities	813,982	220,670	593,312	-
Total	$1,149,898	$556,586	$593,312	$-

	Fair Value as of December 31, 2020
	Total	Level 1	Level 2	Level 3
	(In thousands)
Cash equivalents and restricted cash equivalents	$163,805	$163,805	$-	$-
Marketable securities:
U.S. Treasury and other government securities	245,668	241,664	4,004	-
Financial institution debt securities	138,443	-	138,443	-
Corporate debt securities	41,766	-	41,766	-
Other asset-backed securities	11,474	-	11,474	-
Total marketable securities	437,351	241,664	195,687	-
Total	$601,156	$405,469	$195,687	$-

Certain of the Company’s financial assets, including cash equivalents, restricted cash equivalents and marketable securities, have been initially valued at the transaction price, and subsequently revalued at the end of each reporting period, utilizing third-party pricing services or other observable market data. The pricing services utilize industry standard valuation models and observable market inputs to determine value. After completing its validation procedures, the Company did not adjust or override any fair value measurements provided by the pricing services as of September 30, 2021 or December 31, 2020.

Other financial instruments, including accounts receivable, accounts payable and accrued expense, are carried at cost, which approximates fair value due to the short duration and term to maturity.

The Company’s investment in NewCo was recorded at fair value, determined according to Level 3 inputs in the fair value hierarchy described above. Refer to Note 8 for further details.

5. Accrued Expenses

Accrued expenses consisted of the following:

	September 30,	December 31,
	2021	2020
	(In thousands)
Employee compensation and benefits	$11,828	$10,920
Accrued research and development	7,873	11,008
Accrued legal and professional expenses	2,561	1,876
Accrued other	2,371	1,750
Total accrued expenses	$24,633	$25,554

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

On September 26, 2019, the Company announced that the arbitration panel issued an interim award concluding that both the structural and chemical gRNA modification technologies were exclusively licensed to the Company by Caribou pursuant to the Caribou License. Nevertheless, the arbitration panel, solely with respect to the clinically modified gRNAs, stated that it will declare that Caribou has an equitable “leaseback”, which it described as exclusive, perpetual and worldwide (the “Caribou Award”). The Caribou Award does not include the structural guide modifications IP also at issue in the arbitration, any other IP exclusively licensed or sublicensed by Caribou to the Company under the Caribou License (including but not limited to the foundational CRISPR/Cas9 IP co-owned by the Regents of the University of California, University of Vienna and Dr. Emmanuelle Charpentier), or any other of the Company’s IP. On February 6, 2020, the panel clarified that the Caribou Award is limited to a particular on-going Caribou program, known as CB-010, which seeks to develop a CAR-T product directed at CD19.

On June 16, 2021, the Company executed a Leaseback Agreement (“Leaseback”) with Caribou, which settled the ongoing arbitration. Under the Leaseback negotiated by the parties, in exchange for an upfront payment, potential future regulatory and sales milestones, and single-digit royalties payable by Caribou, the Company has agreed to leaseback or sublicense certain CRISPR/Cas9 IP, including the Company’s chemical gRNA modification technology and foundational CRISPR/Cas9 IP, to Caribou so that it can develop and commercialize CB-010. Caribou also will be responsible for any payments required in respect of the Company’s in-licensed IP. The Company recorded $1.0 million within “Collaboration Revenue” in the second quarter of 2021 on the condensed consolidated statements of operations and comprehensive loss for an upfront payment related to the Leaseback and received the payment in the third quarter of 2021.

License Agreements

The Company is party to license agreements, which include contingent payments. These payments will become payable if and when certain development, regulatory and commercial milestones are achieved. As of September 30, 2021, the satisfaction and timing of the contingent payments is uncertain and not reasonably estimable.

7. Collaborations

To accelerate the development and commercialization of CRISPR/Cas9-based products in multiple therapeutic areas, the Company has formed, and intends to seek other opportunities to form, strategic alliances with collaborators who can augment its leadership in CRISPR/Cas9 therapeutic development. As of September 30, 2021, the Company’s accounts receivable and contract liabilities were related to its collaborations with Regeneron Pharmaceuticals, Inc. (“Regeneron”), Novartis Institutes for BioMedical Research, Inc. (“Novartis”) and NewCo.

The following table presents changes in the Company’s accounts receivable and contract liabilities during the nine months ended September 30, 2021 and 2020 (in thousands):

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Nine Months Ended September 30, 2021
Accounts receivable	$2,130	$5,575	$(5,214)	$2,491
Contract liabilities - Deferred revenue	$73,931	$62,900	$(17,049)	$119,782

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Nine Months Ended September 30, 2020
Accounts receivable	$4,620	$102,203	$(105,606)	$1,217
Contract liabilities - Deferred revenue	$28,810	$87,477	$(36,673)	$79,614

During the nine months ended September 30, 2021 and 2020, the Company recognized the following revenues as a result of changes in the contract liability balance (in thousands):

	Nine Months Ended September 30,
Revenue recognized in the period from:	2021	2020
Amounts included in the contract liability at the beginning of the period	$16,861	$10,249

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

Revenue Recognition – Collaboration Revenue. Through September 30, 2021, excluding amounts allocated to Regeneron’s purchase of the Company’s common stock, the Company recorded $145.0 million in upfront payments under the Amended Agreements and $36.6 million for research and development services, primarily under the ATTR Co/Co agreement. Through September 30, 2021, the Company has recognized $141.9 million of collaboration revenue under all arrangements, including $6.7 million and $18.7 million during the three and nine months ended September 30, 2021, respectively, and $22.2 million and $46.4 million during the three and nine months ended September 30, 2020, respectively, in the condensed consolidated statements of operations and comprehensive loss. This includes $2.1 million and $3.9 million during the three and nine months ended September 30, 2021, respectively, and $1.2 million and $9.8 million during the three and nine months ended September 30, 2020, respectively, primarily representing payments due from Regeneron pursuant to the ATTR Co/Co agreement. These revenues are offset in part by contra-revenue related to the Hemophilia Co/Co agreements amounting to $1.1 million and $2.1 million during the three and nine months ended September 30, 2021, respectively.

As of September 30, 2021, there was approximately $57.1 million of the aggregate transaction price of the Amended Agreements remaining to be recognized, which the Company expects to be recognized during the research term through April 2024.

As of September 30, 2021 and December 31, 2020, the Company had accounts receivable of $2.1 million related to the Amended Agreements. The Company had deferred revenue of $57.1 million and $73.9 million as of September 30, 2021 and December 31, 2020, respectively, related to the Amended Agreements.

License and Collaboration Agreement with New CAR-T Cell Therapy Company (“NewCo”)

On July 30, 2021 (the “Effective Date”), the Company entered into two agreements with NewCo: (1) a license and collaboration agreement (the “LCA”), under which the Company will collaborate to develop allogeneic universal CAR-T cell therapies and granted NewCo a license to develop and commercialize genome edited universal CAR-T cell therapies (limited to its use with their switchable, universal CAR-T cell UniCAR and RevCAR platforms); and (2) a co-development and co-funding agreement (the “NewCo Co/Co”), under which the Company will co-develop and co-commercialize allogeneic universal CAR-T cell products for an immuno-oncology indication.

Scope: The Company granted NewCo an exclusive license to combine the Company’s CRISPR/Cas9 technology platform with NewCo’s switchable, universal CAR-T cell technology platform and made available to NewCo certain know-how and materials. For an eighteen-month period after the Effective Date, the Company will provide to NewCo any improvements with respect to the underlying technology that are developed. For the two-year period immediately following the Effective Date, the Company will perform certain activities, at the Company’s cost and expense, including providing to NewCo certain know-how and materials to enable NewCo to use the Company's CRISPR/Cas9 technology platform, as well as making available employees with requisite knowledge and experience to provide advice and answer questions regarding such know-how and materials for a limited number of hours per year (the “Knowledge Transfer Period”). In addition, the Company and NewCo will collaborate on at least seven universal CAR-T cell products that combine the Company's allogeneic T cell technology with NewCo's switchable, universal CAR-T cell technology, referred to as the (“Allo Collaboration”).

NewCo will pay the Company to provide supply and manufacturing services for them, including supplying good manufacturing practice CRISPR reagents to support the research and development of all CRISPR Products (as defined in the LCA) under the Allo Collaboration until the completion of the first Pivotal Trial (as defined in the LCA) of the first such CRISPR Product.

Financial Terms: In exchange for the license, the Company received a 33.33% equity interest in NewCo at the time of the initial closing.

Governance: The parties formed a joint steering committee (“JSC”), which is responsible for setting research objectives and overseeing the general strategies and research and development activities undertaken by the parties under the LCA. The JSC will meet quarterly until the expiration or termination of the Allo Collaboration.

Term and Termination: The term of the Allo Collaboration is from the Effective Date of the LCA until the completion of all activities under the then-current Allo Collaboration with respect to all relevant CRISPR Products. The LCA contains termination provisions, including termination for insolvency, material breach, patent challenge, convenience, and cessation.

Co-Development and Co-Promotion Agreement: Under the NewCo Co/Co the parties will co-develop and co-commercialize in the U.S. and key European countries certain allogeneic universal CAR-T products directed to an immuno-oncology target. The Company is the lead commercialization party in the U.S., and NewCo is the lead commercialization party in the European countries. The parties will share equally in the profits and development costs. The Company will have one additional option to enter into a second co-development and co-funding agreement from selected allogeneic universal CAR-T cell therapy products that the parties intend to develop under the Allo Collaboration for a payment of $30.0 million to NewCo.

Accounting Analysis: The Company concluded that the accounting treatment for the LCA is within the scope of ASU 2014-09, Revenue from Contracts with Customers (Topic 606), and its related amendments (collectively known as “ASC 606”). The Company evaluated the promised goods and services under the LCA and determined that it included one performance obligation: a combined performance obligation including the license to the allogeneic technology, initial know-how and ongoing support services, including participation in the JSC during the two-year Knowledge Transfer Period.

The transaction price was determined to be $62.9 million, which represents the fair value of the Company's equity stake in NewCo as of the Effective Date. The Company will allocate the full transaction price to the combined performance obligation including the license to allogeneic technology, the JSC, initial-know-how and ongoing support services. The Company will recognize the $62.9 million using a time elapsed input method over the Knowledge Transfer Period, which in management’s judgement, is the best measure of progress towards satisfying the performance obligation as this method provides the most faithful depiction of the entity’s performance in transferring control of the goods and services promised to NewCo. This represents the Company’s best estimate of the obligation, as after this period NewCo will be able to fully benefit from the licensed IP on its own or with readily available resources. Revenue recorded during each period will be eliminated by an amount representing the Company's 33.33% ownership interest in NewCo at that time, as this represents the intra-entity profit related to the transaction. The Company will re-evaluate the measure of progress in each reporting period and, if necessary, adjust the measure of performance and related revenue recognition. The Company completed the initial transfer of know-how in the third quarter of 2021. The Company recognized $125.0 thousand in revenue for the three and nine months ended September 30, 2021 and eliminated $62.5 thousand in intra-entity profits, which should be deferred until realized by NewCo. The deferral will be recognized if and when NewCo commercializes a product with the Company's license or abandons the related project. Until such time, the $62.5 thousand of revenue is indefinitely deferred and excluded from the results of operations of the Company.

As of September 30, 2021 the Company had deferred revenue of $62.7 million related to the NewCo LCA.

The payments attributable to the supply and manufacturing services are variable and are commensurate with the standalone selling prices of the services, and as such, will be attributed to those services. The Company did not record any consideration related to the supply and manufacturing services during the third quarter of 2021.

NewCo Co/Co - Accounting Analysis: The Company concluded that the NewCo Co/Co agreement meets the definition of a collaborative arrangement per ASC 808, Collaborative Arrangements (“ASC 808”), which is outside of the scope of ASC 606. Since ASC 808 does not provide recognition and measurement guidance for collaborative arrangements, the Company has analogized to ASC 606. As such, the Company classifies cumulative amounts paid or received under the cost sharing provisions of the NewCo Co/Co as a component of revenues in the condensed consolidated statements of operations and comprehensive loss, to the extent that this does not result in a cumulative “negative revenue” amount, in which case the cumulative shortfall would be reclassified as an expense. The Company has recognized $0.2 million in revenues related to the NewCo Co/Co agreement for the three and nine months ended September 30, 2021.

Novartis Institutes for BioMedical Research, Inc.

In December 2014, the Company entered into a strategic collaboration agreement with Novartis (the “2014 Novartis Agreement”), primarily focused on the research of new ex vivo CRISPR/Cas9-edited therapies using CAR-T cells and hematopoietic stem cells (“HSCs”). The agreement was amended in December 2018 (the “Novartis Amendment”) to also include research on ocular stem cells (“OSCs”). In December 2019, per the terms of the 2014 Novartis Agreement, the research term ended, although the 2014 Novartis Agreement remains in effect, for which the Company will be eligible to receive milestone and royalty payments in the future. In June 2021, the Company entered into Amendment No. 3 (the “Amendment”) to the 2014

Novartis Agreement. The Amendment amends Novartis’ rights with respect to all of the CAR-T Therapeutic Targets (as defined in the 2014 Novartis Agreement) that Novartis selected under the 2014 Novartis Agreement, including (a) making Novartis’ license non-exclusive for such CAR-T Therapeutic Targets, (b) removing Novartis’ diligence and related reporting obligations for such CAR-T Therapeutic Targets, and (c) refining the scope of Novartis’ sublicense rights for such CAR-T Therapeutic Targets. The Company made a one-time payment to Novartis of $10.0 million within 30 days after the effective date of the Amendment, which was recorded as research and development expense in the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2021. Since December 31, 2020, there have been no other material changes to the key terms of the 2014 Novartis Agreement and the Novartis Amendment. For further information on the terms and conditions of these agreements, please see the notes to the consolidated financial statements included in the Company’s Annual Report for the year ended December 31, 2020.

Revenue Recognition – Milestone: In March 2020, the U.S. Food and Drug Administration (“FDA”) accepted the investigational new drug (“IND”) application submitted by Novartis for a CRISPR/Cas9-based engineered cell therapy for the treatment of sickle cell disease. As a result of meeting this milestone, the Company recognized $5.0 million as collaboration revenue within the condensed consolidated statement of operations and comprehensive loss. In September 2021, an additional milestone was reached and, as a result, the Company recognized $0.3 million as collaboration revenue within the condensed consolidated statement of operations and comprehensive loss. No other milestones under the 2014 Novartis Agreement and the Novartis Amendment were achieved during the three or nine months ended September 30, 2021 or 2020. The Company is eligible to receive additional downstream success-based milestones and royalties.

As of September 30, 2021, the Company had a $0.3 million account receivable related to the milestone noted above and no deferred revenue related to the 2014 Novartis Agreement and the Novartis Amendment. As of December 31, 2020, the Company had no accounts receivable or deferred revenue related to the 2014 Novartis Agreement and the Novartis Amendment.

8. Equity-Method Investment

On July 30, 2021, the Company finalized a transaction in which the Company, Cellex and BXLS established NewCo, a joint venture and privately held company. In exchange for contributing an exclusive license to the joint venture, the Company entered into a Preferred Stock Purchase Agreement with NewCo for a 33.33% equity interest in NewCo at the time of the initial closing. Cellex and BXLS each equally owned the remaining 66.67% at that time.

The Company has significant influence over, but does not control, NewCo through its noncontrolling representation on NewCo’s Board of Directors and the Company’s equity interest in NewCo. The Company has determined that the preferred stock it owns is in-substance common stock. The Company is not the primary beneficiary as it does not have the power to direct the activities of NewCo that most significantly impact NewCo’s economic performance. Accordingly, the Company does not consolidate the financial statements of NewCo and accounts for its investment using the equity method of accounting.

As of July 30, 2021, the closing date, the fair value of the Company’s investment in NewCo was $62.9 million which represents the fair value of the Preferred Stock received in exchange for the exclusive license to the Company’s CRISPR/Cas9 allogeneic platform (See Note 7). In determining the fair value of the Company’s investment, the Company used an option pricing model which requires the input of certain subjective assumptions. The key assumptions used in the option pricing model, which are level 3 inputs, include the anticipated holding period to an exit and liquidity event, the volatility of market participants (76%), the probability of NewCo achieving certain milestones to obtain subsequent financings (75%) and the discount for lack of marketability (11%).

Due to the timing and availability of financial information of NewCo, the Company will record its share of losses from NewCo on a quarterly basis on a one-quarter lag from July 30, 2021. Therefore, the Company will record its share of two months of NewCo’s losses generated in the third quarter of 2021 in the Company's operating results in the fourth quarter of 2021. The Company is not aware of any material events or transactions during this period. The Company's initial investment in NewCo was $62.9 million. The elimination of the intra-entity profit component of $0.1 million (See Note 7) resulted in a reduction in the balance of the investment in NewCo, bringing the carrying value of the investment to $62.8 million as of September 30, 2021. The excess of the initial fair value of the Company's investment over the underlying equity in the carrying value of the net assets of NewCo has not yet been allocated. The Company expects to complete the allocation in the fourth quarter of 2021.

At September 30, 2021, the maximum exposure to loss is limited to the Company’s equity investment in the joint venture.

9. Leases

In March 2020, the Company entered into an agreement to lease approximately 39,000 square feet of office and laboratory space at 281 Albany Street in Cambridge, Massachusetts under an operating lease agreement (the “281 Albany Lease”). The Company’s obligation to pay rent will start on the date that is six months after the commencement date or the date on which the Company occupies the premises, whichever occurs earlier (the “Rent Commencement Date”). The initial term of the 281 Albany Lease is ten years following the Rent Commencement Date. In March 2021 the Company determined, in accordance with ASC 842, “Leases (Topic 842)” (“ASC 842”), that the commencement date of the lease had been met as the facility was substantially complete and available for use and, accordingly, the Company recognized a right-of-use asset and a lease liability of approximately $40.4 million and $34.8 million, respectively, in the first quarter of 2021 related to the 281 Albany Lease. In determining the lease liability, the Company used an incremental borrowing rate of 5.52% based on a number of factors including the Company’s credit rating and the lease term. Included in the recognized right-of-use asset at the inception of the lease was approximately $5.6 million in lease payments that were prepaid under the terms of the lease. The base rent under the 281 Albany Lease is $99.00 per square foot per year during the first year of the term, which is subject to scheduled annual increases up to $128.87 per square foot per year during the last year of the initial term, plus certain operating expenses and taxes. In addition, the landlord agreed to contribute an aggregate of $4.4 million toward the cost of construction and tenant improvements for the premises. In accordance with the 281 Albany Lease, the Company is required to maintain a letter of credit in the amount of $1.9 million that is restricted for the term of the lease. These restricted cash equivalents are reported in “Other Assets” in the Company’s condensed consolidated balance sheets. The Company has the option to extend the 281 Albany Lease for two successive five-year terms. The option for this extension is not included as part of the lease liability and right-of-use asset at September 30, 2021, as it is not reasonably certain that it will be exercised.

In July 2021, the Company entered into an agreement to lease 13,662 square feet of office space at 17 Tudor Street in Cambridge, Massachusetts under an operating lease agreement (the “17 Tudor Lease”). The Company’s obligation to pay rent will start on November 1, 2021. The initial term of the 17 Tudor Lease is five years and the Company has an option to extend the 17 Tudor Lease for one three-year term. The option for this extension is not included as part of the lease liability and right-of-use asset at September 30, 2021, as it is not reasonably certain that it will be exercised. The base rent under the 17 Tudor Lease is $74.00 per square foot during the first year of the term, which is subject to scheduled annual increases throughout the term, resulting in a base rent of $83.29 per square foot during the last year of the initial term, plus certain operating expenses and taxes. In September 2021 the Company determined, in accordance with ASC 842, that the commencement date of the lease had been met as the Company had gained access to the facility in order to begin work on lessee-owned tenant improvements and, accordingly, the Company recognized a right-of-use asset and a lease liability of approximately $4.9 million in the third quarter of 2021 related to the 17 Tudor Lease. In determining the lease liability, the Company used an incremental borrowing rate of 4.15% based on a number of factors including the Company’s credit rating and the lease term. In accordance with the 17 Tudor Lease, the Company is required to maintain a letter of credit in the amount of $0.2 million that is restricted for the term of the lease. These restricted cash equivalents are reported in “Other Assets” in the Company’s condensed consolidated balance sheet.

In July 2021, the Company entered into an agreement to extend an existing lease for a clean room located in Waltham, Massachusetts under an operating lease agreement (the “Waltham Lease”) for an additional two years. The Company determined, in accordance with ASC 842, that the extension should be accounted for as a lease modification and, accordingly, recorded an adjustment to the right-of-use asset and lease liability of approximately $2.5 million in the third quarter of 2021 related to the Waltham Lease.

10. Equity-Based Compensation

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

As of September 30, 2021, there were 3,787,307 shares available for future issuance under the 2015 Plan and the 2016 Employee Stock Purchase Plan. The number of shares reserved for issuance under the 2015 Plan shall be cumulatively increased by four percent of the number of shares of common stock issued and outstanding on the immediately preceding December 31 or such lesser number of shares of common stock as determined by the board of directors. The number of shares reserved for issuance under the 2016 Employee Stock Purchase Plan shall be cumulatively increased by the lesser of a) one percent of the number of shares of common stock issued and outstanding on the immediately preceding December 31, b) 500,000 shares of common stock, or c) such lesser number of shares of common stock as determined by the board of directors.

Equity-based compensation expense is classified in the condensed consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)
Research and development	$9,017	$2,775	$18,643	$7,325
General and administrative	6,393	2,625	13,805	6,996
Total	$15,410	$5,400	$32,448	$14,321

Restricted Stock Units

RSUs are measured at fair value based on the quoted price of the Company’s common stock.

The following table summarizes the Company’s restricted stock activity for the nine months ended September 30, 2021:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested restricted stock units as of December 31, 2020	193,936	$23.98
Granted	354,072	63.13
Vested	(50,946)	17.80
Cancelled	(53,777)	38.02
Unvested restricted stock units as of September 30, 2021	443,285	$54.26

In March 2021, the Company granted 259,839 RSUs with a service condition to employees as part of their annual grant, which vest over a period of four years. The weighted average grant date fair value of these RSUs was $57.71. The vesting start date for these RSUs is January 1, 2021.

Shares vesting during the nine months ended September 30, 2021 included 26,235 shares that vested in June 2021 as a service condition was met and 21,430 shares that were accelerated in September 2021 based on the Company reaching a performance milestone. Included in the unvested restricted stock as of September 30, 2021 are 42,860 RSUs that include a performance condition in addition to a service condition. These RSUs would vest over a period of 1.2 years and were subject to accelerated vesting based on the Company’s programs achieving certain development milestones before December 1, 2022. In October 2021, these development milestones were achieved and, accordingly, the vesting of the RSUs was accelerated during the fourth quarter of 2021. The fair value of the RSUs at date of grant was $15.05.

As of September 30, 2021, there was $19.9 million of unrecognized equity-based compensation expense related to restricted stock that is expected to vest. These costs are expected to be recognized over a weighted average remaining vesting period of 2.8 years.

Stock Options

The weighted average grant date fair value of options, estimated as of the grant date using the Black-Scholes option pricing model, was $105.17 and $50.73 per option for those options granted during the three and nine months ended September 30, 2021 and $13.38 and $8.55 per option for those options granted during the three and nine months ended September 30, 2020, respectively. The total intrinsic value (the amount by which the fair market value exceeded the exercise price) of stock options exercised during the three and nine months ended September 30, 2021 was $171.3 million and $255.8 million, respectively, and during the three and nine months ended September 30, 2020 was $0.9 million and $1.7 million, respectively. Weighted average assumptions used to apply this pricing model were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Risk-free interest rate	1.0%	0.4%	0.9%	0.9%
Expected life of options	6.0 years	6.0 years	6.0 years	5.5-6.0 years
Expected volatility of underlying stock	75.2%	70.8%	72.7%	67.6%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

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

The Company uses the market closing price of its common stock as reported on the Nasdaq Global Select Market to determine the fair value of the shares of common stock underlying stock options. The following is a summary of stock option activity for the nine months ended September 30, 2021:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding at December 31, 2020	6,977,440	$15.43
Granted	2,435,102	79.17
Exercised	(2,636,437)	15.12
Forfeited	(559,241)	29.80
Outstanding at September 30, 2021	6,216,864	$39.23	8.01	$601,927
Exercisable at September 30, 2021	1,977,984

As of September 30, 2021, there was $120.8 million of unrecognized compensation cost related to stock options that have not yet vested. These costs are expected to be recognized over a weighted average remaining vesting period of 3.2 years.

11. Loss Per Share

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

Basic and diluted loss per share was calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)
Net loss	$(71,644)	$(27,840)	$(186,655)	$(92,039)
Weighted average shares outstanding, basic and diluted	73,706	58,754	69,720	54,218
Net loss per share, basic and diluted	$(0.97)	$(0.47)	$(2.68)	$(1.70)

The following common stock equivalents were excluded from the calculation of diluted loss per share because their inclusion would have been anti-dilutive:

	Three and Nine Months Ended September 30,
	2021	2020
	(In thousands)
Unvested restricted stock units	443	225
Stock options	6,217	7,527
	6,660	7,752

12. Stockholders’ Equity

The following tables present changes in stockholders’ equity for the nine-month periods ended September 30, 2021 and 2020 (in thousands, except share data):

			Additional	Accumulated Other		Total
	Common		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2020	66,234,056	$7	$962,173	$1	$(435,109)	$527,072
Issuance of common stock through at-the-market offerings, net of issuance costs of $52	641,709	-	45,255	-	-	45,255
Exercise of stock options	1,014,569	-	13,340	-	-	13,340
Equity-based compensation	-	-	6,424	-	-	6,424
Other comprehensive loss	-	-	-	(13)	-	(13)
Net loss	-	-	-	-	(46,205)	(46,205)
Balance at March 31, 2021	67,890,334	7	1,027,192	(12)	(481,314)	545,873
Exercise of stock options	394,801	-	6,163	-	-	6,163
Vesting of restricted stock units	26,235	-	-	-	-	-
Issuance of shares under employee stock purchase plan	20,410	-	970	-	-	970
Equity-based compensation	-	-	10,614	-	-	10,614
Other comprehensive loss	-	-	-	(1)	-	(1)
Net loss	-	-	-	-	(68,806)	(68,806)
Balance at June 30, 2021	68,331,780	7	1,044,939	(13)	(550,120)	494,813
Issuance of common stock through follow-on offering, net of issuance costs of $284	4,758,620	-	648,315	-	-	648,315
Exercise of stock options	1,227,067	-	20,365	-	-	20,365
Vesting of restricted stock units	24,711	-	-	-	-	-
Equity-based compensation	-	-	15,410	-	-	15,410
Other comprehensive loss	-	-	-	(161)	-	(161)
Net loss	-	-	-	-	(71,644)	(71,644)
Balance at September 30, 2021	74,342,178	$7	$1,729,029	$(174)	$(621,764)	$1,107,098

			Additional	Accumulated Other		Total
	Common		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2019	50,198,044	$5	$570,493	$261	$(300,878)	$269,881
Issuance of common stock through at-the-market offerings, net of issuance costs of $48	351,252	-	5,079	-	-	5,079
Exercise of stock options	53,579	-	336	-	-	336
Equity-based compensation	-	-	4,157	-	-	4,157
Other comprehensive income	-	-	-	112	-	112
Net loss	-	-	-	-	(31,806)	(31,806)
Balance at March 31, 2020	50,602,875	5	580,065	373	(332,684)	247,759
Issuance of common stock through follow-on offering, net of issuance costs of $369	6,301,370	1	107,731	-	-	107,732
Issuance of common stock in private placement with Regeneron	925,218	-	12,580	-	-	12,580
Issuance of common stock through at-the-market offerings, net of issuance costs of $23	755,848	-	9,643	-	-	9,643
Exercise of stock options	83,631	-	1,035	-	-	1,035
Issuance of shares under employee stock purchase plan	55,296	-	685	-	-	685
Equity-based compensation	-	-	4,764	-	-	4,764
Other comprehensive loss	-	-	-	(218)	-	(218)
Net loss	-	-	-	-	(32,393)	(32,393)
Balance at June 30, 2020	58,724,238	6	716,503	155	(365,077)	351,587
Exercise of stock options	67,974	-	597	-	-	597
Equity-based compensation	-	-	5,400	-	-	5,400
Other comprehensive loss	-	-	-	(124)	-	(124)
Net loss	-	-	-	-	(27,840)	(27,840)
Balance at September 30, 2020	58,792,212	$6	$722,500	$31	$(392,917)	$329,620

Follow-on Offering

On June 29, 2021, the Company entered into an underwriting agreement related to a public offering of 4,758,620 shares of its common stock (inclusive of shares sold pursuant to the exercise of the underwriters’ option to purchase additional shares) at a public offering price of $145.00 per share. The offering closed on July 2, 2021, for aggregated net proceeds of $648.3 million after deducting $41.7 million in underwriting discounts and offering costs.

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

During the first half of 2021, the Company issued 641,709 shares of its common stock in a series of sales at an average price of $72.79 per share in accordance with the 2019 Sales Agreement, for aggregate net proceeds of $45.3 million after payment of cash commissions to Jefferies and approximately $0.1 million related to legal, accounting and other fees in connection with the sales. There was no activity under the 2019 Sales Agreement in the third quarter of 2021. During the nine months ended September 30, 2020, the Company issued 1,107,100 shares of its common stock in a series of sales at an average price of $13.78 per share in accordance with the 2019 Sales Agreement, for aggregate net proceeds of $14.7 million after payment of cash commissions to Jefferies and approximately $0.1 million related to legal, accounting and other fees in connection with the sales.

As of September 30, 2021, $47.4 million in shares of common stock remain eligible for sale under the 2019 Sales Agreement.

13. Related Party Transactions

In the ordinary course of business, the Company may purchase materials or supplies from entities that are associated with a party that meets the criteria of a related party of the Company. These transactions are reviewed quarterly and to date have not been material to the Company’s condensed consolidated financial statements.

14. Subsequent Events

In October 2021, the Company and SparingVision SAS (“SparingVision”), a genomic medicine company developing vision saving treatments for ocular diseases, announced a strategic collaboration to develop novel genomic medicines utilizing CRISPR/Cas9 technology for the treatment of ocular diseases. The Company will grant SparingVision exclusive rights to its proprietary in vivo CRISPR/Cas9-based genome editing technology for up to three ocular targets addressing diseases with significant unmet medical need. SparingVision will lead and fund the preclinical and clinical development for the genome editing product candidates pursued under the collaboration. In addition, the parties will research and develop novel self-inactivating adeno-associated virus (“AAV”) vectors and lipid nanoparticle-based approaches to address delivery of CRISPR/Cas9 genome editing reagents to the retina. The Company will receive a 10% equity ownership stake in SparingVision. The Company will also be eligible to receive certain development and commercial milestone payments (up to approximately $200 million per product) as well as royalties on potential future sales of products arising from the collaboration. The Company will have an option to obtain exclusive U.S. commercialization rights for product candidates arising from two of three collaboration targets. For product candidates the Company chooses to option, it will pay an opt-in fee, reimburse certain costs, share in 50% of development costs and pay royalties to SparingVision on U.S. sales.

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
•
our ability to research, develop or maintain a pipeline of product candidates, including in vivo and ex vivo product candidates, including allogeneic ex vivo product candidates;
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

•
developments relating to our licensors, licensees, third parties and ventures from which we derive or license rights, as well as collaborators, competitors and our industry;
•
the effect of the ongoing COVID-19 pandemic, including mitigation efforts and economic effects, on any of the foregoing or other aspects of our business operations; and
•
other risks and uncertainties, including those listed under the caption “Risk Factors.”

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
•
Be the best place to make therapies; and
•
Focus on long-term sustainability.

Our strategy is to build a full-spectrum genome editing company, by leveraging our modular platform, to advance in vivo and ex vivo therapies for diseases with high unmet need. For in vivo applications to address genetic diseases, we deploy CRISPR/Cas9 as the therapy that targets cells within the body. In parallel, we are developing ex vivo applications to address immuno-oncology and autoimmune diseases, where CRISPR/Cas9 is the tool that creates the engineered cell therapy. All of our revenue to date has been collaboration revenue. Since our inception and through September 30, 2021, we have raised an aggregate of approximately $1,815.7 million to fund our operations, of which $276.8 million was through our collaboration agreements, $170.5 million was from our initial public offering and concurrent private placements, $1,086.9 million was from follow-on public offerings, $196.5 million was from at-the-market offerings and $85.0 million was from the sale of convertible preferred stock.

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

Our Pipeline

In Vivo Programs

Our selection criteria include identifying diseases that originate in the liver; have well-defined mutations that can be addressed by a single knockout, repair or insertion approach; have readily measurable therapeutic endpoints with observable clinical responses; and for which effective treatments are absent, limited or unduly burdensome. Our initial in vivo indications target genetic liver diseases, including our ATTR amyloidosis, hereditary angioedema (“HAE”) and alpha-1 antitrypsin deficiency (“AATD”) development programs. Our current efforts on in vivo delivery focus on the use of lipid nanoparticles (“LNPs”) for delivery of the CRISPR/Cas9 complex to the liver.

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

About the NTLA-2001 Clinical Program

In November 2020, we announced that the first patient had been dosed with NTLA-2001, our lead in vivo genome editing candidate which we are developing as a single-dose treatment for ATTR amyloidosis, in our Phase 1 study. We are conducting our Phase 1 study to evaluate NTLA-2001 for ATTRv-PN patients. Our first patient was dosed in the United Kingdom (“U.K.”) pursuant to authorization of our Clinical Trial Application (“CTA”), which was received from the U.K.’s Medicines and Healthcare products Regulatory Agency (“MHRA”) in October 2020. In November 2020, as part of our ongoing Phase 1 study for NTLA-2001, we received a second CTA authorization from New Zealand’s Medicines and Medical Device Safety Authority (“MEDSAFE”) to enroll ATTR amyloidosis patients at a clinical site. As part of our ongoing development strategy, we are submitting additional regulatory applications in other countries. In March 2021, we announced that the European Commission (“EC”) granted orphan drug designation to NTLA-2001. In October 2021, we announced that NTLA-2001 received Orphan Drug Designation from the U.S. Food and Drug Administration (“FDA”).

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

At both dose levels, NTLA-2001 was generally well-tolerated by the six patients included in the interim analysis, with no serious adverse events or abnormal coagulation or liver findings by day 28. NTLA-2001 is completing the dose-escalation portion of the study, to determine the recommended dose for evaluation in Part 2 of the study, a single-dose expansion cohort. For the third cohort in the dose-escalation portion, we will be evaluating NTLA-2001 at the 1 mg/kg dose level. During the third quarter, to more fully elucidate the dose-response relationship, we began dosing subjects in Cohort 4, evaluating NTLA-2001 in patients with ATTRv-PN at the 0.7 mg/kg dose level. We also accelerated the evaluation of NTLA-2001 for the treatment of patients with transthyretin amyloidosis with cardiomyopathy (“ATTR-CM”). We are in discussions with regulatory authorities on a protocol amendment to expand the Phase 1 trial population to include patients with ATTR-CM.

We plan to present interim data from all four cohorts in the single-ascending dose phase in Part 1 at a company-sponsored event and to initiate Part 2, a single-cohort expansion, in the first quarter of 2022. Data to be presented will include safety and serum TTR knockdown for Cohorts 3 and 4 as well as an early look at durability across all cohorts.

NTLA-2001 is part of a co-development and co-promotion (“Co/Co”) agreement directed to our first collaboration target with Regeneron Pharmaceuticals, Inc. (“Regeneron”), ATTR (the “ATTR Co/Co”), for which we are the clinical and commercial lead party and Regeneron is the participating party. Regeneron shares in approximately 25% of worldwide development costs and commercial profits for the ATTR amyloidosis program. For more information regarding our collaboration with Regeneron, see the section below entitled “Collaborations - Regeneron”.

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

Currently, there are multiple therapies approved to treat HAE, including acute and prophylactic approaches. Acute treatments are used to treat patients who are experiencing an attack. Prophylactic treatments are used to reduce the number of attacks that a patient may experience. Prophylactic treatments have proven to be effective in reducing the number of attacks for patients, though these treatments either require regular injections that can be associated with significant treatment burden and impact on quality of life or require daily oral therapy that offers incomplete reduction in attack rate compared to injectable therapy.

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

NTLA-2002 is our wholly owned development candidate for the treatment of HAE. In March 2021, we presented preclinical results confirming greater reductions in serum kallikrein protein levels and activity versus the current standard of care for HAE, sustained over seventeen months following a single dose in an ongoing NHP study. Additionally, we presented data from a humanized KLKB1 mouse model of bradykinin-mediated vascular permeability, establishing that a single administration of NTLA-2002 prevented captopril-induced vascular leakage. These results affirm NTLA-2002’s therapeutic hypothesis of preventing HAE attacks. In October 2021, we announced the authorization of our CTA by New Zealand's MEDSAFE to initiate our Phase 1/2 study. Additionally, a CTA has been subsequently authorized by the U.K.'s MHRA.

The Phase 1/2 study will evaluate the safety, tolerability, pharmacokinetics and pharmacodynamics of NTLA-2002 in adults with Type I or Type II HAE. This includes the measurement of kallikrein protein levels and activity as determined by HAE attack rate measures. The Phase 1 portion of the study is an open-label, single-ascending dose design used to identify up to two dose levels of NTLA-2002 that will be further evaluated in the randomized, placebo-controlled Phase 2 portion of the study. This Phase 1/2 study will identify the dose of NTLA-2002 for use in future studies. We plan to enroll our first patient in the Phase 1 study by the end of 2021.

Alpha-1 Antitrypsin Deficiency (“AATD”) Program

Background

AATD is a genetic disorder that results in increased risk for lung and/or liver disease. Alpha-1 antitrypsin (“A1AT”), which is encoded by the SERPINA1 gene, is a serine protease inhibitor that is primarily produced in the liver and has a wide range of biological functions, one of which is to inhibit neutrophil elastase. Patients with AATD have genetic variants of A1AT which cause the enzyme to accumulate in the liver, reducing the amount of functioning A1AT in the bloodstream. This has two prominent potential downstream clinical manifestations. The first is an increased risk for progressive liver disease, resulting from an accumulation of mutant A1AT enzyme in the liver. The second, and more common, effect is enhanced risk for emphysema resulting from reduced inhibition of neutrophil elastase in the lungs. Both clinical manifestations are progressive and potentially fatal.

It is estimated that there are approximately 250,000 individuals globally and 60,000 in the U.S. with the ZZ genotype, the genotype most associated with AATD and the downstream clinical manifestations. There are another 1.25 million individuals globally estimated to have the SZ genotype, who are also at enhanced risk of developing AATD. While augmentation therapy is available for the treatment of AATD, the effect on pulmonary exacerbations and on the progression of emphysema in AATD has not been conclusively demonstrated in randomized, controlled clinical trials. Also, at present, there are no therapies that have been approved for the treatment of liver disease resulting from AATD.

In October 2021, we announced the nomination of NTLA-3001, our wholly owned development candidate for the treatment of AATD. NTLA-3001 is our first CRISPR/Cas9 mediated in vivo gene insertion development candidate. It is designed with the aim to precisely insert a functional SERPINA1 gene, which encodes the A1AT protein in the liver, with the potential to permanently restore expression of functional A1AT protein levels after a single dose. This approach aims to address AATD-associated lung disease and eliminate the need for sub-optional weekly IV infusions of A1AT augmentation therapy or transplant in severe cases.

In October 2021, we presented data showing that insertion of a healthy form of the SERPINA1 gene led to normal human A1AT levels in NHPs which were durable through 52 weeks in an ongoing study. We are advancing towards IND-enabling activities for this program and continuing to explore additional editing strategies for AATD.

In Vivo Research Programs

We continue to work on various liver-focused programs, such as hemophilia A and hemophilia B, which we are co-developing with Regeneron, primary hyperoxaluria type 1, as well as other liver targets, which are worked on both independently and in partnership with Regeneron, which leverage our capabilities to knockout, insert and make consecutive edits to the genome. In the third quarter of 2021, we and Regeneron, the lead party, nominated a Factor 9 (“F9”) gene insertion development candidate for our Hemophilia B (“Hem B”) program, leveraging our jointly developed targeted transgene insertion capabilities to insert F9. F9 is a gene that encodes for Factor IX (“FIX”), a blood-clotting protein that is missing or defective in Hem B patients. In preclinical studies, the companies demonstrated the first CRISPR/Cas9-mediated targeted transgene insertion in the liver of NHPs, which resulted in circulating FIX levels at or above those found in normal human plasma.

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

Acute Myeloid Leukemia (“AML”) Program

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

In September 2021, we announced that the FDA has accepted the investigational new drug (“IND”) application for NTLA-5001. This first-in-human trial intends to evaluate safety, tolerability, cell kinetics and anti-tumor activity in a single dose of NTLA-5001 in adults who have detectable AML after having received standard first-line therapies. The study will contain a dose escalation and expansion phase, with up to 54 participants. The dose-escalation phase of the study will include two independent arms of up to three cohorts: Arm 1 will consist of adults with AML with lower disease burden, defined as those with less than 5% AML blasts in bone marrow, while Arm 2 will consist of adults with AML with higher disease burden, defined as those greater than or equal to 5% AML blasts in bone marrow. Once a dose is identified in each arm, two expansion cohorts will be opened for further assessment of safety and activity in patients with persistent or recurrent AML who have previously received first-line therapies. We intend to initiate patient screening by year-end in a Phase 1/2a study evaluating NTLA-5001 in adults with persistent or recurrent AML who have previously received first-line therapy. We have also submitted a regulatory application to the U.K.'s MHRA for NTLA-5001.

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

In October 2021, at the European Society of Gene and Cell Therapy (“ESGCT”) Annual Congress, we shared the first data highlighting our proprietary allogeneic cell engineering platform, demonstrating its potential to prevent immune rejection of allogeneic T cells for application in TCR-T and CAR-T cell therapy. Our proprietary approach leverages a novel combination of sequential gene edits and does not rely on long-term, aggressive immune suppression of patients, or the selective knock out of class I proteins, approaches currently employed by others to address the challenge of host rejection of the adoptive cell therapy. We intend to nominate our first allogeneic cell therapy development candidate by the first half of 2022.

At ESGCT, we also shared new data on our proprietary cell engineering process, demonstrating that LNP-based delivery of CRISPR/Cas9 ex vivo allows for sequential editing of T cells with high efficiency, faster expansion and minimal translocations as compared to electroporation. The data support the ability of this platform to be used for a variety of targeting modalities, including CAR and TCRs, and to support both autologous and allogeneic T cell candidates. This LNP-based approach is already being used for NTLA-5001.

Novartis-Led Sickle Cell Disease and Other Research Programs

In December 2019, the research term under our collaboration agreement with Novartis entered into in 2014 (the “2014 Novartis Agreement”) ended, although the 2014 Novartis Agreement remains in effect. Under the 2014 Novartis Agreement, Novartis has selected particular CAR-T cell, HSC and OSC targets for continued development. Novartis has initiated clinical studies for OTQ923 and HIX763, two therapeutic candidates, based on CRISPR/Cas9 editing of HSCs, that resulted from our research collaboration with them. Novartis is currently recruiting patients for its Phase 1/2 study of these investigational candidates for treatment of sickle cell diseases. Novartis is developing several other product candidates arising from the 2014 Novartis Agreement. For more information regarding our collaboration with Novartis, see the section below entitled “Collaborations - Novartis”.

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

On May 30, 2020, we entered into amendment no. 1 (the “2020 Regeneron Amendment”) to the 2016 Regeneron Agreement, pursuant to which we expanded the existing collaboration to co-develop potential products for the treatment of hemophilia A and hemophilia B (the “Hemophilia Co/Co”). The collaboration expansion builds upon the jointly developed targeted transgene insertion capabilities designed to durably restore a missing therapeutic protein, and to overcome the limitations of traditional gene therapy. The collaboration was extended until April 2024, at which point Regeneron has an option to renew for an additional two years. The 2020 Regeneron Amendment also grants Regeneron exclusive rights to develop products for five additional in vivo CRISPR/Cas-based therapeutic liver targets and non-exclusive rights to independently develop and commercialize up to 10 ex vivo gene edited products made using certain defined cell types.

Through September 30, 2021, excluding the amounts allocated to Regeneron’s purchase of our common stock, we have recorded $145.0 million in upfront payments under the 2016 Regeneron Agreement and the 2020 Regeneron Amendment (the “Amended Agreements”) and $36.6 million for research and development services, primarily under the ATTR Co/Co agreement, as described in Note 7 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. Through September 30, 2021, we have recognized $141.9 million of collaboration revenue under all arrangements, including $6.7 million and $18.7 million during the three and nine months ended September 30, 2021, respectively, and $22.2 million and $46.4 million during the three and nine months ended September 30, 2020, respectively, in the condensed consolidated statements of operations and comprehensive loss. This includes $2.1 million and $3.9 million during the three and nine months ended September 30, 2021, respectively, and $1.2 million and $9.8 million during the three and nine months ended September 30, 2020, respectively, primarily representing payments due from Regeneron pursuant to the ATTR Co/Co agreement, which is accounted for under Accounting Standards Codification 808, Collaborative Arrangements (“ASC 808”). These revenues are offset in part by contra-revenue related to the Hemophilia Co/Co agreement amounting to $1.1 million and $2.1 million during the three and nine months ended September 30, 2021, respectively. As of September 30, 2021 and December 31, 2020, we had accounts receivable of $2.1 million related to these arrangements. We had deferred revenue of $57.1 million and $73.9 million as of September 30, 2021 and December 31, 2020, respectively, related to these arrangements.

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

In December 2019, per the terms of the 2014 Novartis Agreement, the research term ended, although the 2014 Novartis Agreement remains in effect, for which we will be eligible to receive milestone and royalty payments in the future. In June 2021, we entered into Amendment No. 3 (the “Amendment”) to the 2014 Novartis Agreement. The Amendment amends Novartis’ rights with respect to all the CAR-T Therapeutic Targets (as defined in the 2014 Novartis Agreement) that Novartis selected under the 2014 Novartis Agreement, including (a) making Novartis’ license non-exclusive for such CAR-T Therapeutic Targets, (b) removing Novartis’ diligence and related reporting obligations for such CAR-T Therapeutic Targets, and (c) refining the scope of Novartis’ sublicense rights for such CAR-T Therapeutic Targets. We made a one-time payment to Novartis of $10.0 million within 30 days after the effective date of the Amendment, which was recorded as research and development expense in the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2021. Since December 31, 2020, there have been no other material changes to the key terms of the 2014 Novartis Agreement and the Novartis Amendment. For further information on the terms and conditions of these agreements, please see the notes to the consolidated financial statements included in our Annual Report for the year ended December 31, 2020.

Revenue Recognition – Milestone. In March 2020, the FDA accepted the IND application submitted by Novartis for a CRISPR/Cas9-based engineered cell therapy for the treatment of sickle cell disease. As a result of meeting this milestone, we recognized $5.0 million as collaboration revenue within the condensed consolidated statement of operations and comprehensive loss. In September 2021, an additional milestone was reached and, as a result, we recognized $0.3 million as collaboration revenue within the condensed consolidated statement of operations and comprehensive loss. No other milestones under the 2014 Novartis Agreement and the Novartis Amendment were achieved during the three or nine months ended September 30, 2021 or 2020. We are eligible to receive additional downstream success-based milestones and royalties.

As of September 30, 2021, we had a $0.3 million account receivable related to the milestone noted above and no deferred revenue related to the 2014 Novartis Agreement and the Novartis Amendment. As of December 31, 2020, we had no accounts receivable or deferred revenue related to the 2014 Novartis Agreement and the Novartis Amendment.

License and Collaboration Agreement with New CAR T-Cell Therapy Company

On July 30, 2021, we finalized a transaction in which we, Cellex Cell Professionals GmbH (“Cellex”) and funds managed by Blackstone Life Sciences Advisors L.L.C. (“BXLS”) established a new universal CAR-T cell therapy company (“NewCo”). On July 30, 2021, we entered into two agreements with NewCo: 1) a license and collaboration agreement (the “LCA”), under which we will collaborate to develop allogeneic universal CAR-T cell therapies and granted NewCo a license to develop and commercialize genome edited universal CAR-T cell therapies (limited to its use with their switchable, universal CAR-T cell UniCAR and RevCAR platforms); and 2) a co-development and co-funding agreement (the “NewCo Co/Co”) under which we will co-develop and co-commercialize allogeneic universal CAR-T cell products for an immuno-oncology indication. We recognized $0.1 million in revenue related to the LCA, after intra-entity profit elimination, and $0.2 million related to the NewCo Co/Co agreement during the third quarter of 2021. See Note 7 “Collaborations—License and Collaboration Agreement with New CAR-T Cell Therapy Company (“NewCo”) for more information.

SparingVision SAS

In October 2021, we and SparingVision SAS (“SparingVision”), a genomic medicine company developing vision saving treatments for ocular diseases, announced a strategic collaboration to develop novel genomic medicines utilizing CRISPR/Cas9 technology for the treatment of ocular diseases. We will grant SparingVision exclusive rights to our proprietary in vivo CRISPR/Cas9-based genome editing technology for up to three ocular targets addressing diseases with significant unmet medical need. SparingVision will lead and fund the preclinical and clinical development for the genome editing product candidates pursued under the collaboration. In addition, the parties will research and develop novel self-inactivating adeno-associated virus (“AAV”) vectors and LNP-based approaches to address delivery of CRISPR/Cas9 genome editing reagents to the retina. We will receive a 10% equity ownership stake in SparingVision. We will also be eligible to receive certain development and commercial milestone payments (up to approximately $200 million per product) as well as royalties on potential future sales of products arising from the collaboration. We will have an option to obtain exclusive U.S. commercialization rights for product candidates arising from two of three collaboration targets. For product candidates we choose to option, we will pay an opt-in fee, reimburse certain costs, share in 50% of development costs and pay royalties to SparingVision on U.S. sales.

Financial Overview

Collaboration Revenue

Our revenue consists of collaboration revenue, including amounts recognized related to upfront technology access payments for licenses, technology access fees, research funding and milestone payments earned under our collaboration and license agreements.

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

Comparison of Three Months Ended September 30, 2021 and 2020

The following table summarizes our results of operations for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Period-to-
	2021	2020	Period Change
	(In thousands)
Collaboration revenue	$7,204	$22,220	$(15,016)
Operating expenses:
Research and development	60,486	39,756	20,730
General and administrative	18,711	10,566	8,145
Total operating expenses	79,197	50,322	28,875
Operating loss	(71,993)	(28,102)	(43,891)
Interest income	349	262	87
Net loss	$(71,644)	$(27,840)	$(43,804)

Collaboration Revenue

Collaboration revenue decreased by $15.0 million to $7.2 million during the three months ended September 30, 2021, as compared to $22.2 million during the three months ended September 30, 2020. The decrease in collaboration revenue during the three months ended September 30, 2021 is primarily due to $15.3 million related to the transfer of control of the license to develop the Factor VIII target for hemophilia A that was recorded in 2020. Refer to Note 7 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for further details.

Research and Development

Research and development expenses increased by approximately $20.7 million to $60.5 million during the three months ended September 30, 2021, as compared to $39.8 million during the three months ended September 30, 2020.

The following table summarizes our research and development expenses for the three months ended September 30, 2021 and 2020, together with the changes in those items in dollars (in thousands) and the respective percentages of change:

	Three Months Ended September 30,		Period-to-	Percent
	2021	2020	Period Change	Change
External development expenses by program:
NTLA-2001	$6,767	$5,024	$1,743	35%
NTLA-2002	1,280	1,201	79	7%
NTLA-5001	6,069	3,743	2,326	62%
Unallocated research and development expenses:
Employee-related expenses	17,625	10,968	6,657	61%
Research materials and contracted services	11,919	11,306	613	5%
Facility-related expenses	7,141	4,712	2,429	52%
Stock-based compensation	9,017	2,775	6,242	225%
Other	668	27	641	2374%
Total research and development expenses	$60,486	$39,756	$20,730	52%

The increase in research and development expenses for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 was primarily attributable to:

•
a $1.7 million increase in external costs related to the development of NTLA-2001, our lead product candidate, primarily due to increased clinical program costs that were incurred during the period;
•
a $0.1 million increase in external costs related to the development of NTLA-2002, primarily due to an increase in components as we prepare to enroll patients;
•
a $2.3 million increase in external costs related to the development of NTLA-5001, primarily due to an increase in contracted services as we prepare to enter into the clinic;
•
a $6.7 million increase in employee-related expenses driven by the expansion of our development organization;
•
a $0.6 million increase in research materials and contracted services;
•
a $2.4 million increase in facility-related expenses primarily related to rent, depreciation and technology expense allocated to research and development; and
•
a $6.2 million increase in stock-based compensation driven by our larger workforce and higher stock prices.

General and Administrative

General and administrative expenses increased by $8.1 million to $18.7 million during the three months ended September 30, 2021, compared to $10.6 million during the three months ended September 30, 2020. This increase was primarily related to employee-related expenses, including stock-based compensation of $3.8 million, driven by our larger workforce and higher stock prices.

Interest Income

Interest income increased by $0.1 million to approximately $0.4 million during the three months ended September 30, 2021 as compared to $0.3 million during the three months ended September 30, 2020. This increase was due to an increase in our overall marketable securities balance as compared to the prior year.

Comparison of Nine Months Ended September 30, 2021 and 2020

The following table summarizes our results of operations for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,		Period-to-
	2021	2020	Period Change
	(In thousands)
Collaboration revenue	$20,199	$51,399	$(31,200)
Operating expenses:
Research and development	158,646	112,177	46,469
General and administrative	48,988	33,406	15,582
Total operating expenses	207,634	145,583	62,051
Operating loss	(187,435)	(94,184)	(93,251)
Interest income	780	2,145	(1,365)
Net loss	$(186,655)	$(92,039)	$(94,616)

Collaboration Revenue

Collaboration revenue decreased by $31.2 million to $20.2 million during the nine months ended September 30, 2021, as compared to $51.4 million during the nine months ended September 30, 2020. The decrease in collaboration revenue during the nine months ended September 30, 2021 is primarily due to our recording $15.3 million related to the transfer of control of the license to develop the Factor VIII target for hemophilia A, an $8.4 million one-time cumulative catch-up adjustment related to the modification of the 2016 Regeneron Agreement, and a $5.0 million milestone payment earned from Novartis for the IND submission of OTQ923, all of which were recorded in the first nine months of 2020. Refer to Note 7 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for further details.

Research and Development

Research and development expenses increased by $46.5 million to $158.6 million during the nine months ended September 30, 2021, as compared to $112.2 million during the nine months ended September 30, 2020.

The following table summarizes our research and development expenses for the nine months ended September 30, 2021 and 2020, together with the changes in those items in dollars (in thousands) and the respective percentages of change:

	Nine Months Ended September 30,		Period-to-	Percent
	2021	2020	Period Change	Change
External development expenses by program:
NTLA-2001	$13,369	$17,383	$(4,014)	-23%
NTLA-2002	4,996	3,490	1,506	43%
NTLA-5001	15,321	8,816	6,505	74%
Unallocated research and development expenses:
Employee-related expenses	46,927	31,932	14,995	47%
Research materials and contracted services	37,575	27,479	10,096	37%
Facility-related expenses	19,101	14,539	4,562	31%
Stock-based compensation	18,643	7,325	11,318	155%
Other	2,714	1,213	1,501	124%
Total research and development expenses	$158,646	$112,177	$46,469	41%

The increase in research and development expenses for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 was primarily attributable to:

•
a $4.0 million decrease in external costs related to the development of NTLA-2001, our lead product candidate, primarily due to a decrease in contracted services and manufactured components incurred as compared to the prior period;

•
a $1.5 million increase in external costs related to the development of NTLA-2002, primarily due to an increase in component costs as we prepare to enroll patients;
•
a $6.5 million increase in external costs related to the development of NTLA-5001, primarily due to an increase in contracted services as we prepare to enter into the clinic;
•
a $15.0 million increase in employee-related expenses driven by the expansion of our development organization;
•
a $10.1 million increase in research materials and contracted services primarily due to a $10.0 million one-time payment related to the amendment of the 2014 Novartis Agreement;
•
a $4.6 million increase in facility-related expenses primarily related to rent, depreciation and technology expense allocated to research and development; and
•
an $11.3 million increase in stock-based compensation driven by our larger workforce and higher stock prices.

Through 2021, we expect research and development expenses to increase as we continue to grow our development team, execute clinical trials for ATTR amyloidosis and progress additional programs into the clinic.

General and Administrative

General and administrative expenses increased by $15.6 million to $49.0 million during the nine months ended September 30, 2021, compared to $33.4 million during the nine months ended September 30, 2020. This increase was primarily related to an increase in employee related expenses, including stock-based compensation of $6.8 million, driven by our larger workforce and higher stock prices.

Interest Income

Interest income decreased by approximately $1.4 million to $0.8 million during the nine months ended September 30, 2021 as compared to $2.1 million during the nine months ended September 30, 2020. This decrease was due to a decline in investment income due to overall market conditions.

Liquidity and Capital Resources

Since our inception through September 30, 2021, we have raised an aggregate of approximately $1,815.7 million to fund our operations, of which $276.8 million was through our collaboration agreements, $170.5 million was from our initial public offering and concurrent private placements, $1,086.9 million was from follow-on public offerings, $196.5 million was from at-the-market offerings and $85.0 million was from the sale of convertible preferred stock.

As of September 30, 2021, we had $1,148.7 million in cash, cash equivalents and marketable securities.

In July 2021, we closed an underwritten public offering of 4,758,620 shares of common stock, including the exercise in full of the underwriters’ option to purchase an additional 620,689 shares of common stock, at the public offering price of $145.00 per share, for aggregate net proceeds of $648.3 million, after deducting approximately $41.7 million in underwriting discounts and offering costs.

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

During the first half of 2021, we issued 641,709 shares of our common stock in a series of sales at an average price of $72.79 per share in accordance with the 2019 Sales Agreement, for aggregate net proceeds of $45.3 million after payment of cash commissions to Jefferies and approximately $0.1 million related to legal, accounting and other fees in connection with the sales.

As of September 30, 2021, $47.4 million in shares of our common stock remain eligible for sale under the 2019 Sales Agreement.

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

Outlook

Based on our research and development plans and our expectations related to the progress of our programs, we expect that our cash, cash equivalents and marketable securities as of September 30, 2021 will enable us to fund our ongoing operating expenses and capital expenditure requirements beyond the next twenty-four months, excluding any potential milestone payments or extension fees that could be earned and distributed under the collaboration agreements with Regeneron and Novartis or any strategic use of capital not currently in the base case planning assumptions. We have based this estimate on current assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect.

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

Cash Flows

The following is a summary of cash flows for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
	2021	2020
	(In millions)
Net cash used in operating activities	$(170.4)	$(9.7)
Net cash used in investing activities	(391.7)	(3.6)
Net cash provided by financing activities	734.4	137.7

Net cash used in operating activities

Net cash used in operating activities of $170.4 million during the nine months ended September 30, 2021 primarily reflects the increased spend in our research and development activities, offset in part by the receipt of $4.2 million in payments from our collaboration partners during that period. Net cash used in operating activities of $9.7 million during the nine months ended September 30, 2020 primarily reflects the increased spend in our research and development activities, offset in part by the receipt of a $70.0 million up-front payment and $12.2 million in additional payments under our collaboration with Regeneron and $6.0 million in payments from Novartis.

Net cash used in investing activities

During the nine months ended September 30, 2021 and 2020, our investing activities used net cash of $391.7 million and $3.6 million, respectively. The increase in the nine months ended September 30, 2021 is primarily due to the use of $9.9 million in cash for the purchase of property and equipment and a decrease in marketable securities activity during the period, as $772.8 million in marketable securities were purchased and $391.0 million in marketable securities matured. The decrease in the nine months ended September 30, 2020 is primarily due to the use of $2.6 million in cash for the purchase of property and equipment and a decrease of $1.0 million from marketable securities activity during the period, as $243.8 million in marketable securities matured and $244.8 million in marketable securities were purchased.

Net cash provided by financing activities

Net cash provided by financing activities of $734.4 million during the nine months ended September 30, 2021 includes $648.3 million in net proceeds from a follow-on offering of our common stock, $45.3 million in net proceeds from at-the-market offerings, $39.9 million in cash received from the exercise of stock options and $1.0 million in cash received from the issuance of shares through our employee stock purchase plan. Net cash provided by financing activities of $137.7 million during the nine months ended September 30, 2020 includes $107.7 million in net proceeds from a follow-on offering, $14.7 million in net proceeds from at-the-market offerings, $12.6 million in proceeds from the issuance of common stock to Regeneron in a private placement, $2.0 million in cash received from the exercise of stock options and $0.7 million in cash received from the issuance of shares through our employee stock purchase plan.

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

Contractual Obligations

There were no material changes to our contractual obligations during the nine months ended September 30, 2021. For a complete discussion of our contractual obligations, please refer to our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report for the year ended December 31, 2020.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements as defined under the rules and regulations of the SEC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of September 30, 2021, we had cash equivalents, restricted cash equivalents and marketable securities of $1,149.9 million consisting of interest-bearing money market accounts, commercial paper, asset-backed securities, corporate and financial institution debt securities, and U.S. Treasury and other government securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are primarily in marketable securities. Due to the short-term duration of our investment portfolios and the low risk profile of our investments, we do not believe an immediate change of 100 basis points, or one percentage point, would have a material effect on the fair market value of our investment portfolio. Declines in interest rates, however, would reduce future investment income.

We do not have any foreign currency or derivative financial instruments. Inflation generally affects us by increasing our cost of labor and program costs. We do not believe that inflation had a material effect on our results of operations during the nine months ended September 30, 2021.

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

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2021.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the nine months ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
•
Even if we obtain regulatory approval of any product candidates, such candidates may not gain market acceptance among physicians, patients, hospitals, third party payors and others in the medical community.
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

Successful development of products by us will require solving a number of issues, including developing or obtaining technologies to safely deliver a therapeutic agent into target cells within the human body or engineer human cells while outside of the body such that the modified cells can have a therapeutic effect when delivered to the patient, optimizing the efficacy and specificity of such products, and ensuring and demonstrating the therapeutic selectivity, efficacy, potency, purity and safety of such products. There can be no assurance we will be successful in solving any or all of these issues. Indeed, no genome editing in vivo therapy or genome-edited engineered cell therapy has been approved in the United States (“U.S.”), European Union (“EU”) countries or other key jurisdictions. With regards to CRISPR/Cas9-based therapies specifically, we are beginning to clinically test our in vivo, and have recently obtained authorization to start clinical testing of one of our ex vivo product candidates and have not obtained clearance to start clinical testing of our engineered product candidates, NTLA-5001. Further, we are unaware of any clinical trials validating safety and efficacy having been completed by any third parties. Accordingly, the potential to successfully obtain approval for any of our CRISPR/Cas9 product candidates remains unproven.

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

Public perception and related media coverage of potential therapy-related efficacy or safety issues, including adoption of new therapeutics or novel approaches to treatment, as well as ethical concerns related specifically to genome editing and CRISPR/Cas9, may adversely influence the willingness of subjects to participate in clinical trials, or if any therapeutic is approved, of physicians and patients to accept these novel and personalized treatments. Physicians, health care providers and third party payors often are slow to adopt new products, technologies and treatment practices, particularly those that may also require additional upfront costs and training. Physicians may not be willing to undergo training to adopt these novel and potentially personalized therapies, may decide the particular therapy is too complex or potentially risky to adopt without appropriate training, and may choose not to administer the therapy. Further, due to health conditions, genetic profile or other reasons, certain patients may not be candidates for the therapies. In addition, responses by federal and state agencies, congressional committees and foreign governments to negative public perception, ethical concerns or financial considerations may result in new legislation, regulations, or medical standards that could limit our ability to develop or commercialize any product candidates, obtain or maintain regulatory approval or otherwise achieve profitability. New government requirements may be established that could delay or prevent regulatory approval of our product candidates under development. It is impossible to predict whether legislative changes will be enacted, regulations, policies or guidance changed, or interpretations by agencies or courts changed, or what the impact of such changes, if any, may be. Based on these and other factors, health care providers and payors may decide that the benefits of these new therapies do not or will not outweigh their costs.

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

Because these are new therapeutic approaches, discovering, developing, manufacturing and commercializing our product candidates subject us to a number of challenges or delays in completing our preclinical studies and initiating or completing clinical trials. We also may experience numerous unforeseen events during, or as a result of, any current or future clinical trials that we conduct, which could delay or prevent our ability to receive marketing approval or commercialize our product candidates, including:

•
challenges in obtaining regulatory authorization or approval to commence clinical trials in the U.S. from the FDA through an investigational new drug application (“IND”) or from other regulatory agencies outside the U.S., such as the U.K.’s Medicines and Healthcare products Regulatory Agency (“MHRA”) or the New Zealand Medicines and Medical Devices Safety Authority (“MEDSAFE”), through corresponding applications, such as a Clinical Trial Application (“CTA”), a Clinical Trial Notification or a Clinical Trial Exemption, because these agencies have very limited or no experience with the clinical development of CRISPR/Cas9 therapeutics, which may require additional significant testing or data compared to more traditional therapies;
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
•
regulatory agencies may require us to amend our INDs or equivalent regulatory filings or modify the design of our clinical trials or perform more extensive or lengthier clinical testing compared to existing therapeutic modalities;
•
our third-party contractors may fail to comply with regulatory requirements or meet their performance obligations to us in a timely manner, or at all, or may deviate from the clinical trial protocol or drop out of the trial, which may require that we add new clinical trial sites or investigators;
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
•
the FDA or other regulatory authorities may require us to submit additional data, such as long-term toxicology studies, or impose other requirements, including requiring amendments to our regulatory filings, before permitting us to initiate or rely on a clinical trial;
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

We received IND authorization from the FDA for NTLA-5001 in September 2021 and expect to initiate patient screening in a Phase 1/2a clinical trial by year-end of 2021. In addition, we received authorization in October 2021 from the U.K.'s MHRA and New Zealand's MEDSAFE to initiate a Phase 1/2 study evaluating NTLA-2002 for the treatment of adults with hereditary angioedema (“HAE”), which we expect to initiate enrollment in by year-end of 2021. We may experience manufacturing delays or other issues that prevent us from executing the first-in-human clinical trials for NTLA-5001 or NTLA-2002 on the timelines we expect. Moreover, we cannot guarantee that FDA, MEDSAFE, or other regulatory authorities will not change their requirements in the future or approve amendments to our INDs or equivalent regulatory filings, including for NTLA-2001, NTLA-2002, or NTLA-5001.

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

We are also aware of companies developing therapies in various areas related to our specific research and development programs. In ex vivo, these companies include Allogene Therapeutics, Inc., Precision BioSciences, Inc., CRISPR Therapeutics AG, Cellectis S.A. and Editas Medicine, Inc. In in vivo, these companies include Editas Medicine, Inc., CRISPR Therapeutics AG, Locus Biosciences, Inc., Excision Biotherapeutics, Inc. and Precision Biosciences, Inc.

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

In addition, there is a high failure rate, as well as potential substantial and unanticipated delays, for product candidates progressing through preclinical and clinical studies. Even if we are able to successfully complete our ongoing and future preclinical and clinical activities and studies for any potential product candidate, we may not be able to replicate, or may have to engage in significant efforts and resource and time investments to replicate, any positive results from these or any other studies in any of our future preclinical and clinical trials, and they do not guarantee approval of any potential product candidate by the FDA or any other necessary regulatory authorities in a timely manner or at all. For more information regarding these risks, see also the above risk factor section entitled “Risks Related to Preclinical and Clinical Development”.

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

The U.K.’s withdrawal from the EU, or Brexit, became effective on January 31, 2020. EU laws, including pharmaceutical laws, continued to apply in the U.K. during a transitional period, which ended on December 31, 2020. On December 24, 2020, the U.K. and EU signed an EU-U.K. Trade and Cooperation Agreement (“TCA”), which became provisionally applicable on January 1, 2021 and has been formally applicable since May 1, 2021. Although this agreement is comprehensive and provides some details on how aspects of the U.K. and EU’s relationship regarding medicinal products will operate, particularly in relation to Good Manufacturing Practice, it does not cover many areas of regulation pertinent to the biopharmaceutical industry, so many complexities remain. Many of the regulations that now apply in the U.K. following the transition period (including financial laws and regulations, tax, intellectual property rights, data protection laws, supply chain logistics, environmental, health and safety laws and regulations, medicine approval and regulations, immigration laws and employment laws), will likely be amended in future as the U.K. determines its new approach, which may result in significant divergence from EU regulations. This lack of clarity on future U.K. laws and regulations and their interaction with the EU laws and regulations increases our regulatory burden of operating in and doing business with both the U.K. and the EU.

The long-term effects of Brexit will depend in part on how the EU-U.K. TCA, and any future agreements signed by the U.K. and the EU, take effect in practice. Such a withdrawal from the EU is unprecedented, and it is unclear how the restrictions on the U.K.’s access to the European single market for goods, capital, services and labor within the EU and the wider commercial, legal and regulatory environment, could impact our current and future operations and clinical activities in the U.K.

We may also face new regulatory costs and challenges that could have an adverse effect on our operations as a result of Brexit. Since the regulatory framework in the U.K. covering quality, safety and efficacy of medicinal products, clinical trials, marketing authorization, commercial sales and distribution of medicinal products is derived from EU directives and regulations, Brexit could materially impact the future regulatory regime with respect to the approval of any of our future product candidates in the U.K., because U.K. legislation has the potential to diverge from EU legislation. For instance, Great Britain is no longer covered by the centralized procedure for obtaining European Economic Area (“EEA”)-wide marketing authorizations from the EMA for medicinal products and a separate process for authorization of drug products is required in Great Britain under the Northern Ireland Protocol between the EU and the U.K., where the EU regulatory framework will continue to apply in Northern Ireland and centralized EU authorizations will continue to be recognized in Northern Ireland only. For a period of two years from January 1, 2021, the U.K.'s MHRA may rely on a decision taken by the European Commission on the approval of a new marketing authorization in the centralized procedure, in order to more quickly grant a new Great Britain marketing authorization, however a separate application will still be required. Any delay in obtaining, or an inability to obtain, any regulatory approvals, as a result of Brexit or otherwise, would delay or prevent us from commercializing our current or future product candidates in the U.K. and could restrict our ability to generate revenue from that market.

Until there is greater understanding on how the terms of the TCA will take effect in the long-term, and until the terms of other potential agreements that the U.K. may eventually enter into with the EU are known, it is not possible to determine the extent of the impact that the U.K.'s departure from the EU and/or any related matters may have on us; however any of these effects of Brexit, and others we cannot anticipate, could negatively impact our business and results of operations in the U.K. Likewise, similar actions taken by European and other countries in which we operate could have a similar or even more profound impact.

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
•
interruption or delays in the operations of the FDA, MHRA and comparable foreign regulatory agencies, which may impact review, inspection, authorization and approval timelines;
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

We are not profitable and have incurred losses in each period since our inception. Our net loss was $71.6 million for the three months ended September 30, 2021. As of September 30, 2021, we had an accumulated deficit of $621.8 million. We expect these losses to increase as we continue to incur significant research and development and other expenses related to our ongoing operations, seek regulatory approvals for our future product candidates, scale-up manufacturing capabilities, maintain, expand and protect our intellectual property portfolio and hire additional personnel to support the development of our product candidates and to enhance our operational, financial and information management systems. Although we believe that our cash, cash equivalents, and marketable securities will enable us to fund our operating and capital expenditure requirements at least through the next twenty four months, we cannot predict the impact of the COVID-19 pandemic on future results of operations and financial condition due to a variety of factors, including the health of our employees, the ability of suppliers to continue to operate and deliver, the ability of Intellia to maintain operations, continued access to transportation resources, any further government and/or public actions taken in response to the pandemic and ultimately the length of the pandemic. We expect to finance our operations through a combination of collaboration revenue, equity or debt financings or other sources, which may include collaborations with third parties. Given the impact of COVID-19 on the U.S. and global financial markets, we may be unable to access further equity or debt financing when needed.

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

In December 2014, we entered into a collaboration agreement with Novartis, which we amended in December 2018 and June 2021 (collectively, the “Novartis Agreement”) regarding the discovery of new CRISPR/Cas9-based therapies principally using CAR-T cells, hematopoietic stem cells (“HSCs”) and certain limbal stem cells selected by Novartis. Under the Novartis Agreement, Novartis committed to advance programs in these cells, and we granted it exclusive rights to further develop and commercialize the product candidates against targets it selected during the research term arising out of the programs. On June 14, 2021, the Novartis Agreement was amended (“Amendment No. 3”) with respect to Novartis’ rights to all the CAR-T Therapeutic Targets (the “Targets”) that Novartis selected, including (a) making Novartis’ license non-exclusive for such Targets, (b) removing Novartis’ diligence and related reporting obligations for such Targets, and (c) redefining the scope of Novartis’ sublicense rights for such Targets. We also agreed to pay to Novartis a one-time payment of $10.0 million within 30 days after the effective date of Amendment No. 3. The research portion of our agreement with Novartis ended in December 2019, and we cannot guarantee that Novartis will continue to pursue any of its selected programs.

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

Risks Related to the New Company

We launched a new company alongside Cellex Cell Professionals GmbH and Blackstone Life Sciences Advisors L.L.C. We are exposed to risks associated with the launch of the new company and may not realize the advantages we expect from it.

In July 2021, we launched a new company (“NewCo”) alongside Cellex Cell Professionals GmbH (“Cellex”) and Blackstone Life Sciences Advisors L.L.C. (“BXLS”) (the “NewCo Launch”). NewCo acquired GEMoaB GmbH (“GEMoaB”), a wholly-owned subsidiary of Cellex. NewCo combines GEMoaB’s clinical-stage universal CAR-T program and platforms with our allogeneic universal cell engineering platform. In connection with the NewCo Launch, we entered into a license and collaboration agreement with NewCo (the “NewCo License”), under which we will collaborate to develop allogeneic universal CAR-T cell therapies, as well as a co-development and co-funding agreement (the “NewCo Co/Co Agreement”) to develop allogeneic universal CAR-T cell products targeted to a particular undisclosed immuno-oncology therapeutic target. NewCo may not be successful in the timeframe we expect, or at all. In addition, if NewCo fails to develop, obtain regulatory approval for or ultimately commercialize any product candidate from its development programs, including those governed by the respective NewCo License or NewCo Co/Co Agreement, or breaches or terminates such agreements, our business, financial condition, results of operations and prospects could be harmed.

Additionally, we, BXLS, and Cellex (and certain related entities) each have equal ownership of NewCo and therefore share control over portions of the operations of NewCo. Because of our minority ownership in NewCo, we have a lesser degree of control over its business operations, thereby potentially increasing the financial, legal, operational and compliance risks Intellia may face in the future. In addition, we may be dependent on controlling shareholders or management of NewCo who may have business interests, strategies or goals that are inconsistent with ours. These risks include the possibility that NewCo, BXLS or Cellex has economic or business interests or goals that are or become inconsistent with our economic or business interests or goals; is in a position to take action contrary to our instructions, requests, policies or objectives; subjects us to unexpected liabilities or risks; takes actions that reduce our return on investment; acts in a manner that compromises our key licensed rights, or important IP or other rights that we own or license; or takes actions that harm our reputation or restrict our ability to run our business. Furthermore, as a result of our ownership in NewCo, we may be required to include NewCo’s financial information in our condensed consolidated financial results. We have not previously included a minority-owned subsidiary in our financial statements and therefore are subject to increased risk in accurately representing and incorporating NewCo’s financial statements into our own, which could result in delayed filings with the SEC and the finding of a material or significant weakness, among others. This could result in harmful consequences to our business, including an adverse reaction in the financial markets due to a loss of confidence in the reliability of our consolidated financial statements.

Risks Related to Our Reliance on Other Third Parties

We currently rely, and expect to continue to rely in part on, third parties to manufacture our clinical product supplies, and we intend to rely on third parties for at least a portion of the manufacturing process of our product candidates, if approved. Our business could be harmed if the third parties fail to provide us with sufficient quantities of product inputs or fail to do so at acceptable quality levels or prices or fail to meet legal and regulatory requirements.

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

Events such as the ongoing COVID-19 pandemic could adversely impact the ability of our vendors, including CMOs, to manufacture supplies, process and deliver our product candidates, or to otherwise meet our requirements or those of the applicable regulatory agencies. For example, since the beginning of the COVID-19 pandemic, three vaccines for COVID-19 have been granted Emergency Use Authorization by the FDA, and one of those later received marketing approval. Additional vaccines may be authorized or approved in the future. The resultant demand for vaccines and potential for manufacturing facilities and materials to be commandeered under the Defense Production Act of 1950, or equivalent foreign legislation, may make it more difficult to obtain materials or manufacturing capacity for the products needed for our clinical trials, which could lead to delays in these trials. Additionally, these events could also impact the regulatory agencies’ ability to inspect and approve our vendors, including CMOs, within our currently expected timeframe.

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

On September 26, 2019, we announced that the arbitration panel issued an interim award concluding that both the structural and chemical guide RNAs modification technologies were exclusively licensed to us by Caribou under the Caribou License. After concluding that the chemical modification technology was within the scope of our exclusive license from Caribou, the arbitration panel nevertheless noted that its decision could delay or otherwise adversely impact the development of these modified guide RNAs as human therapeutics. It also noted that we currently are not using these modified guide RNAs in any of our active programs. Thus, solely with respect to the particular modified guide RNAs, the arbitration panel stated that it will declare that Caribou has an equitable “leaseback,” which it described as exclusive, perpetual and worldwide.

On June 16, 2021, we executed a Leaseback agreement with Caribou, which settled the arbitration with Caribou. Under the Leaseback agreement, in exchange for an upfront payment, potential future regulatory and sales milestones, and single-digit royalties payable by Caribou to us, we have agreed to leaseback or sublicense certain CRISPR/Cas9 IP, including our chemical gRNA modification technology and foundational CRISPR/Cas9 IP, to Caribou so that it can develop and commercialize CB-010. Caribou also will be responsible for any payments required in respect of our in-licensed IP, such as the foundational CRISPR/Cas9 IP. Under the Leaseback agreement, Caribou will be able to compete with us (or our licensees) in the development of CAR-T cell human therapeutics directed at CD19, which could adversely affect our business.

Third parties could assert that UC/Vienna/Charpentier do not have rights to the CRISPR/Cas9 technology, including inventorship and ownership rights to currently issued or allowable patents, or that any rights owned by UC/Vienna/Charpentier are limited. If such third parties were found to have rights to the CRISPR/Cas9 technology, we could be required to obtain rights from such parties or cease our development and commercialization efforts. For example, under our sublicense from Caribou, we have rights to patent applications owned by UC/Vienna Charpentier covering certain aspects of CRISPR/Cas9 systems to edit genes in eukaryotic cells, including human cells (collectively, the “UC/Vienna/Charpentier eukaryotic patent family”). The Broad Institute, Massachusetts Institute of Technology, the President and Fellows of Harvard College and the Rockefeller University (collectively, the “Broad Institute”) co-own patents and patent applications that also claim CRISPR/Cas9 systems to edit genes in eukaryotic cells (collectively, the “Broad Institute patent family”). Because the respective owners of various UC/Vienna/Charpentier patent applications and the Broad Institute patent family both allege owning intellectual property claiming overlapping aspects of CRISPR/Cas9 systems and methods to edit genes in eukaryotic cells, including human cells, our ability to market and sell CRISPR/Cas9-based human therapeutics may be adversely impacted depending on the scope and actual ownership over the inventions claimed in the competing patent portfolios. On June 25, 2019, the Patent Trial and Appeal Board (“PTAB”) of the U.S. Patent and Trademark Office (“USPTO”) declared an interference between the UC/Vienna/Charpentier eukaryotic patent family and the Broad Institute patent family to determine which research group first invented the use of the CRISPR/Cas9 technology in eukaryotic cells and, therefore, is entitled to the patents covering the invention. On August 26, 2019, the PTAB redeclared the interference to include additional UC/Vienna/Charpentier patent applications covering the invention that had also been found allowable by the USPTO. On September 10, 2020, the PTAB issued an order that, among other matters, advanced the proceeding to the priority phase, where both UC/Vienna/Charpentier, which will have the burden of proof, and the Broad Institute will present their respective evidence seeking to prove that they, invented first. As of September 30, 2021, the interference involves 14 allowable patent applications from the UC/Vienna/Charpentier eukaryotic patent family and 13 patents and one patent application from the Broad Institute patent family.

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

As of June 30, 2021, our executive officers, directors, 5% or greater stockholders and their affiliates beneficially owned approximately 35.2% of our outstanding voting stock. These stockholders may have the ability to influence us through their ownership positions. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to control elections of directors or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

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

On August 23, 2019, we filed a Registration Statement on Form S-3, as amended (the “2019 Shelf”) with the SEC, which was declared effective on September 12, 2019 (File No. 333-233448) in relation to the registration of common stock, preferred stock, debt securities, warrants and units of any combination thereof. We also simultaneously entered into an Open Market Sale Agreement (the “2019 Sales Agreement”) with the Sales Agent, to provide for the offering, issuance and sale of up to an aggregate amount of $150.0 million of our common stock from time to time in “at-the-market” offerings under the 2019 Shelf and subject to the limitations thereof. We will pay to the Sales Agent cash commissions of 3.0% of the gross proceeds of sales of common stock under the 2019 Sales Agreement. In December 2019, we issued 287,231 shares of our common stock at an average price of $16.48 per share in accordance with the 2019 Sales Agreement for aggregate net proceeds of $4.4 million, after payment of cash commissions to the Sales Agent and approximately $0.2 million related to legal, accounting and other fees in connection with the sales. During the year ended December 31, 2020, we issued 2,270,161 shares of our common stock in a series of sales at an average price of $22.53 per share in accordance with the 2019 Sales Agreement, for aggregate net proceeds of $49.5 million after payment of cash commissions to the Sales Agent and legal, accounting and other fees in connection with the sales. During the three months ended June 30, 2021, we issued 641,709 shares of our common stock in a series of sales at an average price of $72.79 per share in accordance with the 2019 Sales Agreement, for aggregate net proceeds of $45.3 million after payment of cash commissions to Jefferies and approximately $0.1 million related to legal, accounting and other fees in connection with the sales. In June 2020, we issued 6,301,370 shares of our common stock, including the exercise in full by the underwriters of their option to purchase an additional 821,917 shares, at the public offering price of $18.25 per share pursuant to the 2019 Shelf for aggregate cash consideration of $107.7 million, after payment of commissions and fees and approximately $0.4 million related to legal, accounting and other fees in connection with the sales. In June 2020 we also issued 925,218 shares of our common stock to Regeneron in a private placement for an aggregate cash consideration of $30.0 million, or $32.42 per share, representing a 100% premium over the volume-weighted average trading price of the Company’s common stock during the 30-day period prior to the closing. On November 30, 2020, we filed a Registration Statement on Form S-3ASR (the “Universal Shelf”) with the SEC, which was automatically declared effective upon filing (File No. 333-251022) in relation to the registration of common stock, preferred stock, debt securities, warrants and units of any combination thereof. In December 2020, we issued 5,513,699 shares of our common stock, including the exercise in full by the underwriters of their option to purchase an additional 719,178 shares, at the public offering price of $36.50 per share pursuant to the Universal Shelf for aggregate cash consideration of $188.9 million, after deducting the underwriting discount, commissions and offering expenses. In July 2021, we issued 4,758,620 shares of our common stock, including the exercise in full by the underwriters of their option to purchase an additional 620,689 shares, at the public offering price of $145.00 per share pursuant to the Universal Shelf for aggregate cash consideration of approximately $648.3 million, after deducting the underwriting discount, commissions and estimated offering expenses. In addition, sales of a substantial number of shares of our outstanding common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock. Persons who were our stockholders prior to our IPO continue to hold a substantial number of shares of our common stock that many of them are now able to sell in the public market. Significant portions of these shares are held by a relatively small number of stockholders. Sales by our stockholders of a substantial number of shares, or the expectation that such sales may occur, could significantly reduce the market price of our common stock.

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

Our ability to use our net operating loss (“NOL”) carryforwards and certain other tax attributes may be limited.

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

Dated: November 4, 2021

INTELLIA THERAPEUTICS, INC.

By:	/s/ John M. Leonard
John M. Leonard, M.D.
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Glenn G. Goddard
Glenn G. Goddard
Executive Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)