Form 10-K
period 2021-12-31
Intellia Therapeutics, Inc.
filed 2022-02-24
CIK 1652130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $10,925,830,738 as of June 30, 2021 (based on a closing price of $161.91 per share as quoted by the Nasdaq Global Market as of such date). In determining the market value of non-affiliate common stock, shares of the registrant’s common stock beneficially owned by officers, directors and affiliates have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The registrant had 74,672,427 shares of Common Stock, $0.0001 par value per share, outstanding as of February 17, 2022.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference certain information from the registrant’s definitive Proxy Statement for its 2022 annual meeting of shareholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year end of December 31, 2021. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

Intellia Therapeutics, Inc.

Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2021

Forward-looking Information

This Annual Report on Form 10-K contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may be identified by such forward-looking terminology as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. Our forward-looking statements are based on a series of expectations, assumptions, estimates and projections about our company, are not guarantees of future results or performance and involve substantial risks and uncertainty. We may not actually achieve the plans, intentions or expectations disclosed in these forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in these forward-looking statements. Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including the risks and uncertainties inherent in our statements regarding:

•
our ability to execute our clinical study strategy for NTLA-2001, our program for the treatment of transthyretin (“ATTR”) amyloidosis, including the ability to successfully complete our Phase 1 study and determine a recommended dose in our ongoing Phase 1 study that can be advanced into later-stage studies, or the success of such program;
•
our ability to execute our clinical study strategy for NTLA-5001, our program for the treatment of acute myeloid leukemia (“AML”), including the ability to successfully complete our Phase 1/2a study and determine a recommended dose in our ongoing Phase 1 study that can be advanced into later-stage studies, or the success of such program;
•
our ability to execute our clinical study strategy for NTLA-2002, our program for the treatment of hereditary angioedema (“HAE”), including the ability to successfully complete our Phase 1/2 study and determine a recommended dose in our ongoing Phase 1/2 study that can be advanced into later-stage studies, or the success of such program;
•
the anticipated timing of our Investigational New Drug (“IND”) or IND-equivalent filing for NTLA-3001, our program for the treatment of alpha-1 antitrypsin deficiency (“AATD”)-associated lung disease, or the success of such program;
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
•
Results, including data from our preclinical studies and clinical trials, that we announce from time to time, such as the interim data from our ongoing Phase 1 study of NTLA-2001, are not necessarily predictive of our other ongoing and future preclinical and clinical studies, and they do not guarantee or indicate the likelihood of approval of any potential product candidate by the United States Food and Drug Administration (“FDA”) or any other regulatory agency. If we cannot replicate the positive results from any of our preclinical or clinical studies, we may be unable to successfully develop, obtain regulatory approval for and commercialize any potential product candidate.
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

•
Business interruptions resulting from the ongoing coronavirus disease 2019 (“COVID-19”) outbreak or similar public health crises could cause a disruption of the development of our product candidates and adversely impact our business.
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
•
Our technological advancements and any potential for revenue may be derived in part from our collaborations, including, for example, with Regeneron Pharmaceuticals, Inc. (“Regeneron”) and AvenCell Therapeutics, Inc., (“AvenCell”), and if the collaboration or co-development agreements related to a material collaboration were to be terminated or materially altered in an adverse manner, our business, financial condition, results of operations and prospects would be harmed.
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

PART I

Item 1. Business

Overview

We are a leading clinical-stage genome editing company, focused on developing novel, potentially curative therapeutics using CRISPR/Cas9 technology. CRISPR/Cas9, an acronym for Clustered, Regularly Interspaced Short Palindromic Repeats (“CRISPR”)/CRISPR associated 9 (“Cas9”), is a technology for genome editing, the process of altering selected sequences of genomic deoxyribonucleic acid (“DNA”). To realize the transformative potential of CRISPR/Cas9-based technologies, we are building a full-spectrum genome editing company, by leveraging our modular platform, to advance in vivo and ex vivo therapies for diseases with high unmet need. For our in vivo programs to address genetic diseases, we use intravenously administered CRISPR as the therapy, in which our proprietary delivery technology enables highly precise editing of disease-causing genes directly within specific target tissues. For our ex vivo programs to address immuno-oncology and autoimmune diseases, we use CRISPR to create the therapy by engineering cells outside of the body. Our deep scientific, technical and clinical development experience, along with our robust intellectual property (“IP”) portfolio, enables us to unlock broad therapeutic applications of CRISPR/Cas9 and related technologies to create new classes of genetic medicine.

Treating—and potentially curing—a broad range of severe diseases will require multiple gene editing approaches. With proprietary CRISPR/Cas9-based technology at the core of our platform, we continue to add new capabilities to expand our current solutions for addressing a multitude of life-threatening diseases. These additions include our proprietary base editor, as well as novel CRISPR enzymes, which provide us with the capabilities to achieve multiple editing strategies.

We continue to advance our platform’s modular solutions and research efforts on genome editing technologies as well as delivery and cell engineering capabilities to generate additional development candidates.

Our mission is to transform the lives of people with severe diseases by developing curative genome editing treatments. We believe we can deliver on our mission and provide long-term benefits for all of our stakeholders by focusing on four key elements:

•
Develop curative CRISPR/Cas9-based medicines;
•
Advance our science;
•
Be the best place to make therapies; and
•
Focus on long-term sustainability.

Our lead in vivo candidate, NTLA-2001 for the treatment of transthyretin (“ATTR”) amyloidosis, as well as NTLA-2002 for the treatment of hereditary angioedema (“HAE”) are the first CRISPR/Cas9-based therapy candidates to be administered systemically, via intravenous infusion, for precision editing of a gene in a target tissue in humans. In parallel, we are developing ex vivo applications to address immuno-oncology and autoimmune diseases, where CRISPR/Cas9 is the tool that creates the engineered cell therapy. Our most advanced ex vivo programs include a wholly owned T cell receptor (“TCR”)-T cell candidate, NTLA-5001 for the treatment of acute myeloid leukemia (“AML”), and a program with Novartis Institutes for BioMedical Research, Inc. (“Novartis”) to engineer hematopoietic stem cells (“HSCs”) for the treatment of sickle cell disease.

CRISPR/Cas9 Technology

The Nobel Prize-winning CRISPR/Cas9 system developed by one of our scientific co-founders, Dr. Jennifer Doudna, and her collaborators, offers a revolutionary approach for therapeutic development due to its broad ability to precisely edit the genome. This system can be used to make three general types of edits: knockouts, repairs and insertions. Each of these editing strategies takes advantage of the Cas9 endonuclease, an enzyme which can be programmed to edit double-stranded DNA at specific locations using a ribonucleic acid (“RNA”) molecule, called a guide RNA (“gRNA”). The desired edits result from naturally-occurring biological mechanisms that effect particular types of genetic alterations. CRISPR/Cas9 genome editing has the potential to make permanent, precisely targeted changes in a patient’s chromosomes and repair the underlying genetic mutation, whereas more traditional gene therapy typically involves introducing a non-permanent copy of a gene into a patient’s cells. These attributes of CRISPR/Cas9 provide a significant therapeutic edge over other gene therapy and costly earlier-generation genome editing technologies.

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

Aggressively Pursuing In Vivo Liver Indications to Develop Therapeutics Rapidly with Our Proprietary Delivery System. For our in vivo indications, we select well-validated targets in diseases with significant unmet medical needs where there are predictive biomarkers, or measurable indicators of a biological condition or state, with strong disease correlation and where the CRISPR/Cas9 technology and our proprietary delivery tools can be applied towards developing novel therapeutics. Our current in vivo pipeline targets diseases of the liver, including ATTR amyloidosis and HAE as a gene knockout approach to remove unwanted protein, all of which we believe we can address using our proprietary lipid nanoparticle (“LNP”) delivery system. In addition, we are exploring the use of our insertion platform to restore native protein including the treatment of alpha-1 antitrypsin deficiency (“AATD”), hemophilia A, hemophilia B, and additional disease indications.

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

Continuing to Leverage Strategic Partnerships to Accelerate Clinical Development. We view strategic partnerships as important drivers for accelerating the achievement of our goal of rapidly developing curative therapies. The potential application of CRISPR/Cas9 and derivative technologies is extremely broad, and we plan to continue to identify partners who can contribute meaningful resources and technical expertise to our programs and allow us to more rapidly bring scientific innovation to a broader patient population. Our ongoing partnership on in vivo programs for genetic diseases with Regeneron Pharmaceuticals, Inc. (“Regeneron”), a leader in genetics-driven drug discovery and development, and our collaborations with AvenCell Therapeutics, Inc. (“AvenCell”), a newly formed corporation with a world-leading clinical-stage universal chimeric antigen receptor T (“CAR-T”) platform; SparingVision SAS (“SparingVision”), a genomic medicine company developing vision saving treatments for ocular diseases; Kyverna Therapeutics, Inc. (“Kyverna”), a cell therapy company engineering a new class of therapies for autoimmune and inflammatory diseases; and ONK Therapeutics, Ltd. (“ONK”), a cell therapy company engineering a new class of natural killer (“NK”) cell therapies to treat cancer, exemplify this strategy.

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

Our Pipeline

The following table summarizes the status of our most advanced programs:

In Vivo Development Pipeline Fueled by Robust Research Engine

PROGRAM	APPROACH	Research	IND-Enabling	Early-Stage Clinical	Late-Stage Clinical	PARTNER
***In Vivo:* CRISPR <u>is</u> the therapy**						
NTLA-2001: Transthyretin Amyloidosis	Knockout					LEAD Intellia Therapeutics*; Regeneron
NTLA-2002: Hereditary Angioedema	Knockout					Intellia Therapeutics
NTLA-2003: AATD-Liver Disease	Knockout					Intellia Therapeutics
NTLA-3001: AATD-Lung Disease	Insertion					Intellia Therapeutics
Hemophilia B	Insertion					Intellia Therapeutics; LEAD Regeneron*
Hemophilia A	Insertion					Intellia Therapeutics; LEAD Regeneron*
Research Programs	Knockout, Insertion, Consecutive Edits					Intellia Therapeutics
Research Programs	Various					Intellia Therapeutics; Regeneron**; SparingVision

*Lead development and commercial party **Rights to certain *in vivo* targets **AATD:** Alpha-1 Antitrypsin Deficiency

Ex Vivo Development Pipeline Fueled by Robust Research Engine

PROGRAM	APPROACH	Research	IND-Enabling	Early-Stage Clinical	Late-Stage Clinical	PARTNER
***Ex Vivo:* CRISPR creates the therapy**						
OTQ923 / HIX763: Sickle Cell Disease	HSC					Intellia Therapeutics***, Novartis
NTLA-5001: Acute Myeloid Leukemia	WT1-TCR					Intellia Therapeutics
NTLA-6001: CD30+ Lymphomas	Allo CAR-T					Intellia Therapeutics
Solid Tumors	WT1-TCR					Intellia Therapeutics
Allo Undisclosed	Undisclosed					Intellia Therapeutics
Research Programs	Allo Universal CAR-T					Intellia Therapeutics, AvenCell
Other Novartis Programs	CAR-T, HSC, OSC	Undisclosed				Intellia Therapeutics***, Novartis

***Milestones & royalties only **CAR-T:** Chimeric Antigen Receptor T Cells **HSC:** Hematopoietic Stem Cells **OSC:** Ocular Stem Cells **TCR:** T Cell Receptor

In Vivo Programs

Our selection criteria include identifying diseases that originate in the liver; have well-defined mutations that can be addressed by a knockout or insertion approach; have readily measurable therapeutic endpoints with observable clinical responses; and for which effective treatments are absent, limited or unduly burdensome. Our initial in vivo indications target genetic liver diseases, including our ATTR amyloidosis, HAE and AATD development programs. Our current efforts on in vivo delivery focus on the use of LNPs for delivery of the CRISPR/Cas9 complex to the liver.

Transthyretin (“ATTR”) Amyloidosis Program

Background

ATTR amyloidosis is a progressive and fatal disorder resulting from deposition of insoluble amyloid fibrils into multiple organs and tissues leading to systemic failure. Blood-borne transthyretin (“TTR”) protein is produced by hepatocytes and normally circulates as a soluble homotetramer that facilitates transport of vitamin A, via retinol binding protein, as well as the thyroid hormone, thyroxine. Mutations in the TTR gene lead to the production of TTR proteins that are destabilized in their tetramer form. These tetramers more readily dissociate into the monomeric form, and thence to an aggregative form that results in amyloid deposits in tissues. These deposits cause damage in those tissues, resulting in a disorder known as hereditary ATTR amyloidosis (“ATTRv”). Over 120 different genetic mutations are currently known to cause ATTRv.

Deposits of TTR amyloid in the heart, nerves and/or other tissues can lead to diverse disease manifestations, including two main hereditary forms – ATTRv with polyneuropathy (“ATTRv-PN”), and ATTRv with cardiomyopathy (“ATTRv-CM”). Typical onset of disease symptoms is during adulthood and can be fatal within two to 15 years. Estimates suggest that approximately 50,000 patients suffer from ATTRv worldwide.

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

Limitations of Current Treatment Options

Currently, there are two therapies for the treatment of ATTRv-PN approved in the United States (“U.S.”), and three approved in most major markets outside of the U.S. While these therapies have shown the potential to slow or halt the progression of neuropathic symptoms, and in some patients lead to an improvement in symptoms, their approved prescribing instructions require them to be administered chronically for the life of the patient in order to sustain benefit. Additionally, patient response to these therapies varies. While some patients may experience symptomatic improvement after being treated with these therapies, the disease continues to progress in many of the treated patients, which highlights the continued need for efficacious and potentially curative therapies. At present, there is only one therapy approved for ATTR-CM (including both ATTRv-CM and ATTRwt-CM) which has shown the ability to improve patient outcomes, though most patients still appear to have the progressive disease. As with the treatments for ATTRv-PN, chronic, lifetime dosing is required to sustain the therapeutic effects.

Our Approach

NTLA-2001 is designed as an in vivo liver gene knockout approach for the treatment of ATTR amyloidosis. We believe that by disabling the TTR gene in the liver with CRISPR/Cas9 technology, we have the potential to cure ATTR amyloidosis. We expect this approach to greatly reduce the production of circulating TTR protein levels, which should slow or stop the accumulation of undesired TTR protein in the nerves and the heart, thereby halting and potentially reversing disease progression. Using this approach, we aim to address both forms of the disease - ATTRv and ATTRwt. Current treatments and ongoing clinical trials in ATTRv-PN have shown a significant correlation between TTR protein reduction and clinical benefit. Additionally, these studies suggest that loss of TTR gene expression from the liver would be well-tolerated in adult humans. We believe our approach may improve patient outcomes by potentially eliminating defective TTR protein in a single dose, as opposed to life-long therapy. We have assessed delivery of gRNAs directed at the TTR gene together with Cas9 messenger RNA (“mRNA”) via LNPs and have achieved high levels of liver cell editing in vitro and in vivo, as well as reduction of serum TTR protein in multiple animal models.

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

About the NTLA-2001 Clinical Program

Our global Phase 1 study is an open-label, multi-center, two-part study of NTLA-2001 in adults with ATTRv-PN or ATTR-CM. The trial’s primary objectives are to assess the safety, tolerability, pharmacokinetics and pharmacodynamics of NTLA-2001. Patients receive a single dose of NTLA-2001 via intravenous administration. The study will enroll up to 38 ATTRv-PN participants (ages 18-80 years) and up to 36 ATTR-CM participants (ages 18-90 years) and consists of a single-ascending dose phase in Part 1 and, following the identification of a recommended dose, an expansion phase in Part 2. The ongoing first-in-human study is currently being conducted in the United Kingdom (“U.K.”), New Zealand and Sweden. NTLA-2001 has received orphan drug designation for the treatment of ATTR amyloidosis by both the European Commission (“EC”) and the U.S. Food and Drug Administration (“FDA”).

On June 26, 2021, at the Peripheral Nerve Society (“PNS”) Annual Meeting and in the New England Journal of Medicine, we publicly disclosed positive interim data from our ongoing Phase 1 study of NTLA-2001. The interim data cover the first six ATTRv-PN patients across two single-ascending dose cohorts of the Phase 1 study. Single doses of either 0.1 mg/kg or 0.3 mg/kg of NTLA-2001 were administered systemically. Reductions in serum TTR levels were measured from baseline to day 28. Treatment with NTLA-2001 led to dose-dependent reductions in serum TTR, with mean reductions of 52% among the three patients in the 0.1 mg/kg dose group, and 87% among the three patients in the 0.3 mg/kg dose group, including one patient with a 96% reduction. At both dose levels, NTLA-2001 was generally well-tolerated by the six ATTRv-PN patients included in the interim analysis, with no serious adverse events or abnormal coagulation or liver findings by day 28.

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

We also accelerated the development of NTLA-2001 for the treatment of patients with ATTR-CM. In November 2021, we announced that the U.K. Medicines and Healthcare products Regulatory Agency (“MHRA”) had approved a protocol amendment for our ongoing Phase 1 study of NTLA-2001 to include patients with either ATTRv-CM or ATTRwt-CM. The study of NTLA-2001 in patients with cardiomyopathy will be enrolled in new dose-escalation and expansion cohorts. In December 2021, the first patient in the cardiomyopathy arm of the Phase 1 study was treated with NTLA-2001. We expect to complete enrollment of the Phase 1 study for both ATTRv-PN and ATTR-CM subjects in 2022.

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

Our Approach

Using our modular LNP delivery system, we aim to knock out the kallikrein B1 (“KLKB1”) gene with a single dose to permanently reduce the plasma kallikrein activity and thereby ameliorate the frequency and intensity of HAE attacks. We expect our approach should eliminate the current, significant treatment burden for people living with HAE and minimize the risk of breakthrough attacks with extensive and continuous reduction in plasma kallikrein activity. We believe KLKB1 knockout to be safe, as humans with prekallikrein deficiency appear to have no known health effects. In addition, inhibition of kallikrein activity has proven to be clinically effective as a prophylactic treatment for HAE.

On May 7, 2020, we announced NTLA-2002 as our wholly owned development candidate for the treatment of HAE. We have completed an NHP durability study of our lead LNP formulation in support of NTLA-2002, which resulted in a 24 month-long therapeutically relevant reduction of serum kallikrein protein levels and activity following a single dose.

About the NTLA-2002 Clinical Program

The multi-national Phase 1/2 study will evaluate the safety, tolerability, pharmacokinetics and pharmacodynamics of NTLA-2002 in adults with Type I or Type II HAE. This includes the measurement of kallikrein protein levels and activity as determined by HAE attack rate measures. The Phase 1 portion of the study is an open-label, single-ascending dose design used to identify up to two dose levels of NTLA-2002 that will be further evaluated in the randomized, placebo-controlled Phase 2 portion of the study. This Phase 1/2 study is intended to identify the dose of NTLA-2002 for use in future studies. In December 2021, we announced that the first patient was dosed with NTLA-2002. The first-in-human study is expected to evaluate the safety, tolerability and activity of NTLA-2001 in adults with Type I or Type II HAE. We expect to present interim data from the Phase 1/2 study in the second half of 2022. These data are expected to characterize the emerging safety and activity profile of NTLA-2002, and to potentially demonstrate preliminary proof-of-concept.

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

Limitations of Current Treatment Options

There are multiple therapies approved by the FDA to treat patients with emphysema caused by hereditary AAT deficiency. All marketed therapies are alpha-1 proteinase inhibitors (alpha-1 antitrypsin) given through intravenous infusion, with the goal of augmenting naturally-occurring low levels of A1AT. To maintain benefit, current therapies are usually given weekly for the duration of a patient’s lifetime. Currently marketed therapies may slow the progression of disease and lung dysfunction, but there remains high unmet need for more effective, and less burdensome, therapies that can further slow, halt, or even reverse disease progression.

Our Approaches

NTLA-3001

In October 2021, we announced the nomination of NTLA-3001, our development candidate for the treatment of AATD-associated lung disease. NTLA-3001 is our first wholly owned CRISPR/Cas9-mediated in vivo gene insertion development candidate. It is designed with the aim to precisely insert a functional SERPINA1 gene, which encodes the A1AT protein in the liver, with the potential to permanently restore expression of functional A1AT protein levels after a single dose. This approach aims to address AATD-associated lung disease and eliminate the need for sub-optimal weekly IV infusions of A1AT augmentation therapy or transplant in severe cases.

In October 2021, we presented data showing that insertion of a healthy form of the SERPINA1 gene led to normal human A1AT levels in NHPs which were durable through 52 weeks in an ongoing study. We are conducting Investigational New Drug (“IND”)-enabling activities for NTLA-3001 with plans to file an IND application or IND-equivalent application in 2023.

NTLA-2003

In February 2022 we announced NTLA-2003, a wholly owned in vivo knockout development candidate for the treatment of AATD-associated liver disease. It is designed to inactivate the SERPINA1 gene responsible for the production of abnormal A1AT protein in the liver. This approach aims to halt the progression of liver disease and eliminate the need for liver transplant in severe cases.

We have presented data showing that knockout of the SERPINA1 gene led to reduction of the abnormal A1AT, the endogenous disease-associated protein, in NHPs. We are advancing towards IND-enabling activities for this program.

In Vivo Research Programs

We continue to work on various liver-focused programs, such as hemophilia A and hemophilia B, which we are co-developing with Regeneron, primary hyperoxaluria type 1, as well as other liver targets, which are worked on both independently and in partnership with Regeneron, which leverage our capabilities to knockout, insert and make consecutive edits to the genome.

In the third quarter of 2021, we and Regeneron, the lead party for this program, nominated a Factor 9 (“F9”) gene insertion development candidate for our Hemophilia B (“Hem B”) program, leveraging our jointly developed targeted transgene insertion capabilities to insert F9. F9 is a gene that encodes for Factor IX (“FIX”), a blood-clotting protein that is missing or defective in Hem B patients. In preclinical studies, we and Regeneron demonstrated the first CRISPR/Cas9-mediated targeted transgene insertion in the liver of NHPs, which resulted in circulating FIX levels at or above those found in normal human plasma. At the 2019 American Society of Gene and Cell Therapy Annual Meeting, we presented data demonstrating the first CRISPR/Cas9-mediated, targeted transgene insertion in the liver of NHPs, using F9 as a model gene. Following a single dose to NHPs of the hybrid LNP-adeno-associated virus (“AAV”) delivery system containing an F9 DNA template, we demonstrated that the circulating human FIX protein levels achieved in NHPs were at or above normal levels. Additionally, the NHP data expands on the durability of clinically relevant human FIX protein levels achieved in mice for over 12 months.

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

We are further investigating delivery strategies that target tissues outside of the liver. For example, at the Keystone eSymposium: Precision Engineering of the Genome, Epigenome and Transcriptome in March 2021, we presented preclinical data establishing proof-of-concept for non-viral genome editing of bone marrow and HSCs in mice. This represented our first demonstration of systemic in vivo genome editing in bone marrow using our proprietary non-viral delivery platform. We believe these results extend our modular in vivo capabilities to treat inherited blood disorders such as sickle cell disease. In addition, we announced a collaboration with SparingVision to develop novel genomic medicines utilizing CRISPR/Cas9 technology for the treatment of ocular diseases.

Following the nomination of NTLA-2003, we plan to advance at least one new in vivo development candidate by the end of 2022.

Ex Vivo Programs

We are independently researching and developing proprietary engineered cell therapies to treat various oncological and other disease indications, for example TCR-engineered T cells and CAR-T cells for immuno-oncology applications and engineered regulatory T cells for autoimmune disorders. Our diverse product strategy includes multiple elements. In particular:

•
We are developing TCR-engineered T cells as immuno-oncological therapies. For example, in our existing collaboration with Ospedale San Raffaele, Milan, a leading European research-university hospital, we have identified optimized TCRs that recognize a tumor target, Wilms’ Tumor 1 (“WT1”), that could be used to treat a variety of blood cancers and solid tumors; and
•
We are developing allogeneic cellular therapies, which are those derived from unmatched donors and modified outside of the human body to allow them to be administered to an unrelated patient. These allogeneic cellular therapies could be used to treat both oncological and immunological diseases.

In addition, we strategically partner with others who possess complementary capabilities or technologies to bring forth innovative engineered cell therapies outside of our core areas of focus. This includes collaborations with AvenCell and Kyverna, who will be leveraging our ex vivo genome editing platform to develop novel cell therapies for a variety of therapeutic indications, as well as ONK to advance CRISPR-edited NK cell therapies. Further, our partner Novartis is developing therapies directed to selected targets using CAR-T cells for oncology indications, as well as HSC and ocular stem cell (“OSC”)-based therapies.

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

About the NTLA-5001 Clinical Program

In September 2021, we announced that the FDA had accepted the IND application for NTLA-5001. This first-in-human Phase 1/2a study will evaluate the safety, tolerability, cell kinetics and anti-tumor activity of a single dose of NTLA-5001 in adults who have detectable AML after having received standard first-line therapies. The study will contain a dose escalation and expansion phase, with up to 54 participants. The dose-escalation phase of the study will include two independent arms of up to three cohorts: Arm 1 will consist of adults with AML with lower disease burden, defined as those with less than 5% blasts in bone marrow, while Arm 2 will consist of adults with AML with higher disease burden, defined as those greater than or equal to 5% blasts in bone marrow. Once a dose is identified in each arm, two expansion cohorts will be opened for further assessment of safety and activity in patients with persistent or recurrent AML who have previously received first-line therapies.

In the fourth quarter of 2021, we initiated screening of patients in the Phase 1/2a study of NTLA-5001 for patients with AML. We have begun enrolling patients and we expect to dose our first patient in the coming weeks. Later this year, we plan to provide guidance around timing of the first expected data readout, with the goal of demonstrating clinical proof-of-concept for its TCR-based platform.

Hodgkin’s Lymphoma

Background

Hodgkin’s Lymphoma is a lymphoma that arises typically from B lymphocytes and spreads through the lymphatic system, a component of the immune system. Hodgkin’s Lymphoma usually affects younger individuals, with a median age of diagnosis less than 40-years-old. In the U.S. alone, almost 9,000 individuals are diagnosed annually with Hodgkin’s Lymphoma.

Limitations of Current Treatment Options

Current treatments are associated with significant toxicity and require treatment cycles over the course of several months. Additionally, individuals that relapse after initial therapy and are not eligible for transplants typically have poorer prognoses, with little opportunity for a curative therapy.

Other CD30+ Lymphomas

Background

CD30+ lymphomas (other than Hodgkin’s Lymphoma) include various peripheral T-cell lymphomas (“PTCL”), cutaneous T-cell lymphomas (“CTCL”), and other T- and NK-cell lymphomas. These are a heterogeneous group of lymphomas that are typically diagnosed in patients over 60 years of age, and have 5-year overall survivals that typically range from 20 – 50%, but may be as high as 70 – 90% for select subtypes. It is estimated in the U.S. that there are over 3,000 individuals diagnosed with a CD30+ lymphoma every year.

Limitations of Current Treatment Options

Current treatment options mainly consist of chemotherapy regimens, which generally have poor outcomes. Additionally, given the heterogeneity of CD30+ lymphomas, clinically-validated treatment options across CD30+ lymphomas are limited.

Our Approach

NTLA-6001 is our wholly owned allogeneic CAR-T development candidate targeting CD30 for the treatment of CD30-expressing hematologic cancers including relapsed or refractory classical Hodgkin’s Lymphoma (“cHL”). NTLA-6001 is developed using our proprietary allogeneic cell engineering platform, which leverages a novel combination of sequential gene edits. Preclinical data presented on its differentiated allogeneic engineering platform showed allogeneic T cells were shielded from immune rejection, both host T and NK cell attack. We are advancing NTLA-6001 towards IND-enabling activities and plan to present preclinical data in support of NTLA-6001 at an upcoming scientific conference this year.

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

Our proprietary T cell engineering process using LNPs to engineer cell therapies enables multiple, sequential gene edits. We have shared preclinical data demonstrating that our LNP-based engineering technology is a significant improvement over electroporation, the standard engineering process used, to introduce proteins and nucleic acids into cells. The resulting T cells engineered with LNPs had improved cell properties and performance both in vitro and in vivo as compared to electroporation. The data support the ability of our platform to be used for a variety of targeting modalities, including CAR and TCRs, and to support both autologous and allogeneic T cell candidates. The LNP-based approach is already being used for NTLA-5001.

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

Novartis-Led Sickle Cell Disease and Other Research Programs

In December 2019, the research term under our collaboration agreement with Novartis entered into in 2014 (the “2014 Novartis Agreement”) ended, although the 2014 Novartis Agreement remains in effect. Under the 2014 Novartis Agreement, Novartis has selected particular CAR-T cell, HSC and OSC targets for continued development. Novartis has initiated clinical studies for OTQ923 and HIX763, two therapeutic candidates, based on CRISPR/Cas9 editing of HSCs that resulted from our research collaboration with Novartis. Novartis is currently recruiting patients for its Phase 1/2 study of these investigational candidates for treatment of sickle cell diseases. Novartis is developing several other product candidates arising from the 2014 Novartis Agreement. For more information regarding our collaboration with Novartis, see the section below entitled “Collaborations - Novartis Institutes for BioMedical Research, Inc.”

Our Genome-Editing Platform

Our robust genome-editing platform forms the foundation of our full-spectrum therapeutic product pipeline based on CRISPR/Cas9 and derivative technologies. Our modular platform is based on our proprietary components that can serve both in vivo and ex vivo programs, as well as our delivery technologies that can be used in either program type. In addition to the components described below, we have developed robust, high volume (high throughput) capabilities centering around enabling strategic target identification and validation that we believe will provide us with a competitive advantage in creating successful therapeutic products.

We are committed to staying at the forefront of the genome editing revolution and will continue to advance our technology platform through a mix of both internal research and development and external opportunities in order to potentially serve more patients across a broad set of diseases. With proprietary CRISPR/Cas9-based technology at the core of our platform, we continue to add new capabilities to expand our current solutions for therapeutic application. These additions include our proprietary base editor, as well as novel CRISPR-derivative enzymes, which provide us with the capabilities to achieve multiple editing strategies. Consistent with our ambitions to build the broadest genome editing toolbox, in February 2022, we announced the acquisition of Rewrite Therapeutics, Inc. (“Rewrite”), a private biotechnology company focused on advancing novel DNA writing technologies. Rewrite has developed promising new tools for genome editing, including DNA writing via CRISPR/Cas9-guided polymerases. These new tools may enable targeted corrections, insertions, deletions, and the full range of single-nucleotide changes, which could provide new ways to edit disease-causing genes and broaden the therapeutic potential for genomic medicines.

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

Based on both NHP and rodent disease models, we have demonstrated the ability to knockout multiple targets in the liver, including TTR, KLKB1, SERPINA1, hydroxyacid oxidase 1 (“HAO1”) and lactate dehydrogenase A (“LDHA”). We believe these data demonstrate the modular nature of our proprietary LNP delivery system.

Gene Insertion

While knockout edits can be made using solely a Cas9 protein and gRNA, other kinds of editing, involving repair and insertion, additionally require a template DNA that contains a desired genomic sequence that may be inserted or used to correct a patient’s original sequence. For ex vivo applications, in addition to delivering a Cas9-gRNA complex to cleave the cellular DNA sequence at the desired location, the desired DNA template may be delivered by physical means such as LNP in combination with a Cas9-gRNA complex, or by other means such as viral vectors or chemical means. For in vivo applications, we have developed combination approaches for delivering the editing machinery by LNP, and the repair and insertion templates by AAV vectors. We are currently working closely with Regeneron to advance insertion programs for the treatment of hemophilia A and hemophilia B and are also independently evaluating the hybrid LNP-AAV delivery system for targeted insertion across several other transgenes of interest in an in vivo setting.

Consecutive Editing

Consecutive editing is any combination of knockout and insertion strategies. At the 2021 European Society of Gene and Cell Therapy Annual Meeting, we reported the first demonstration of a consecutive in vivo gene insertion and knockout in an NHP model of AATD. The consecutive edits led to durable production of normal human A1AT protein levels and reduction of endogenous disease-associated protein in the ongoing NHP study.

In Vivo Delivery

We are focusing our initial in vivo applications in the liver, where we deliver the CRISPR/Cas9 therapy intravenously to patients using our proprietary LNP platform.

Our proprietary LNPs encapsulate the therapeutic cargo, providing it with stability, selective delivery, improved pharmacologic properties and controlled circulation time. Our therapeutic cargo is designed to degrade relatively quickly, resulting in transient expression of Cas9. We see multiple advantages of using LNPs as an in vivo delivery vehicle, particularly as optimized by us for delivery of the CRISPR/Cas9 system or its components. First, LNPs have been clinically validated as an effective delivery vehicle of therapeutic nucleic acids to the liver after intravenous administration. For example, Onpattro is an LNP-based, approved drug for delivery of small interfering RNA (“siRNA”). Clinical data also supports the use of LNP for delivery of mRNA for protein expression. LNPs have shown to have favorable tolerability in humans, with toxicities being dose-dependent, monitorable and reversible. Additionally, LNPs are chemically well-defined and have a completely synthetic route of manufacture, which permits greater scalability, product quality and controls. LNPs are tunable, do not exhibit cargo size limitations and can co-formulate different nucleic acid components, such as mRNA and gRNAs. There is no pre-existing immunity to the LNP or limiting de novo immunity after dosing, allowing for repeat dosing as required by the therapeutic approach. We are currently advancing our programs using our proprietary LNP delivery system, which uses a set of biodegradable, well-tolerated lipids, based on lipids originally developed by Novartis and in-licensed by us for use with all genome editing technologies, including CRISPR/Cas9 products. To date, we have successfully demonstrated well-tolerated in vivo editing in various animal models, including in mouse, rat and NHP livers, with a single dose of systemically delivered LNPs. In addition, we have moved into early-stage human clinical trials using LNPs as the delivery mechanism. Based on interim data reported from the first-in-human study of NTLA-2001, we have also successfully demonstrated LNP delivery of CRISPR/Cas9 is well-tolerated in humans.

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

Ex Vivo Allogeneic Platform

In October 2021, we shared the first preclinical data highlighting our proprietary allogeneic cell engineering platform, demonstrating its potential to prevent immune rejection of allogeneic T cells for application in TCR-T and CAR-T cell therapy. Our proprietary approach leverages a novel combination of sequential gene edits and does not rely on long-term, aggressive immune suppression of patients, or the selective knock out of class I proteins, approaches currently employed by others to address the challenge of host rejection of the adoptive cell therapy.

Collaborations and Other Arrangements

To accelerate the development and commercialization of CRISPR/Cas9-based products in multiple therapeutic areas, we have formed, and intend to seek other opportunities to form, strategic alliances with collaborators who can augment our leadership in CRISPR/Cas9 therapeutic development.

Regeneron Pharmaceuticals, Inc. (“Regeneron”)

In April 2016, we entered into a license and collaboration agreement with Regeneron (the “2016 Regeneron Agreement”). The 2016 Regeneron Agreement has two principal components: (i) a product development component under which the parties will research, develop and commercialize CRISPR/Cas-based therapeutic products primarily focused on genome editing in the liver; and (ii) a technology collaboration component, pursuant to which the parties will engage in research and development activities aimed at discovering and developing novel technologies and improvements to CRISPR/Cas technology to enhance our genome editing platform. We may also access the Regeneron Genetics Center and proprietary mouse models to be provided by Regeneron for a limited number of our liver programs. At the inception of the 2016 Regeneron Agreement, Regeneron selected the first of its 10 targets, ATTR, which is subject to a co-development and co-promotion agreement between us and Regeneron (the “ATTR Co/Co”).

On May 30, 2020, we entered into (i) amendment no. 1 (the “2020 Regeneron Amendment”) to the 2016 Regeneron Agreement, (ii) co-development and co-funding agreements for the treatment of hemophilia A and hemophilia B (the “Hemophilia Co/Co”) agreements and (iii) a stock purchase agreement. The collaboration expansion builds upon the jointly developed targeted transgene insertion capabilities designed to durably restore missing therapeutic protein, and to overcome the limitations of traditional gene therapy. The collaboration was extended until April 2024, at which point Regeneron has an option to renew for an additional two years. The 2020 Regeneron Amendment also grants Regeneron exclusive rights to develop products for five additional in vivo CRISPR/Cas-based therapeutic liver targets and non-exclusive rights to independently develop and commercialize up to 10 ex vivo gene edited products made using certain defined cell types. Refer to Note 9 to our consolidated financial statements of this Annual Report on Form 10-K for a detailed description of the terms related to the 2016 Regeneron Agreement and the 2020 Regeneron Amendment.

AvenCell Therapeutics, Inc. (“AvenCell”)

On July 30, 2021, we finalized a transaction in which we, Cellex Cell Professionals GmbH (“Cellex”) and funds managed by Blackstone Life Sciences Advisors L.L.C. (“BXLS”) established a new universal CAR-T cell therapy company, AvenCell, and entered into two agreements with AvenCell: (i) a license and collaboration agreement (the “LCA”), under which we will collaborate to develop allogeneic universal CAR-T cell therapies and granted AvenCell a license to develop and commercialize genome edited universal CAR-T cell therapies (limited to its use with their switchable, universal CAR-T cell UniCAR and RevCAR platforms); and (ii) a co-development and co-funding agreement (the “AvenCell Co/Co”) under which we will co-develop and co-commercialize allogeneic universal CAR-T cell products for an immuno-oncology indication.

In addition to the license, we will collaborate with AvenCell on at least seven universal CAR-T cell products that combine our allogeneic T cell technology with AvenCell's switchable, universal CAR-T cell technology, referred to as the (“Allo Collaboration”). Additionally, AvenCell will pay us to provide supply and manufacturing services for them, including supplying good manufacturing practice (“GMP”) CRISPR reagents to support the research and development of all CRISPR Products (as defined in the LCA) under the Allo Collaboration until the completion of the first Pivotal Trial (as defined in the LCA) of the first such CRISPR Product. We will also have one additional option to enter into a second co-development and co-funding agreement from selected allogeneic universal CAR-T cell therapy products that the parties intend to develop under the Allo Collaboration for a payment of $30.0 million to AvenCell.

In exchange for the license, we received a 33.33% equity interest in AvenCell at the time of the initial closing. Refer to Notes 9 and 10 to our consolidated financial statements of this Annual Report on Form 10-K for additional information related to the terms of the agreements between us and AvenCell.

SparingVision SAS (“SparingVision”)

In October 2021, we and SparingVision, a genomic medicine company developing vision saving treatments for ocular diseases, entered into a license and collaboration agreement (the “LCA”), to develop novel genomic medicines utilizing CRISPR/Cas9 technology for the treatment of ocular diseases. We will grant SparingVision exclusive rights to our proprietary in vivo CRISPR/Cas9-based genome editing technology for up to three ocular targets addressing diseases with significant unmet medical need. In addition, the parties will research and develop novel self-inactivating AAV vectors and LNP-based approaches to address delivery of CRISPR/Cas9 genome editing reagents to the retina. SparingVision will lead and fund the preclinical and clinical development for the genome editing product candidates pursued under the collaboration.

In exchange for the license, we received an 11% equity ownership in SparingVision as of the closing date as well as three warrants attached to each share received for the right to purchase additional shares at designated prices that are subject to certain vesting conditions. We will also be eligible to receive certain research, development and commercial milestone payments (up to approximately $200 million per product) as well as royalties on potential future sales of products arising from the collaboration. We will have an option to obtain exclusive U.S. commercialization rights for product candidates arising from two of three collaboration targets. For product candidates we choose to option, we will pay an opt-in fee between $10.0 million and $20.0 million depending on the stage of development of the target, reimburse certain costs, share in 50% of development costs and pay royalties to SparingVision on U.S. sales. Refer to Notes 9 and 10 to our consolidated financial statements of this Annual Report on Form 10-K for additional information related to the terms of the agreement between us and SparingVision.

Kyverna Therapeutics, Inc. (“Kyverna”)

In December 2021, we entered into a licensing and collaboration agreement with Kyverna, a cell therapy company engineering a new class of therapies for autoimmune and inflammatory diseases, for the development of an allogeneic CD19 CAR-T cell therapy for the treatment of a variety of B cell-mediated autoimmune diseases. We granted Kyverna rights to our proprietary ex vivo CRISPR/Cas9-based allogeneic platform for the development of KYV-201, an allogeneic CD19 CAR-T cell investigational candidate for the treatment of select autoimmune diseases. This is a novel approach aimed at targeting CD19 for inflammatory diseases as compared to traditional oncology indications. Kyverna will lead and fund preclinical and clinical development for KYV-201 and we will be eligible to receive certain development and commercial milestone payments, as well as low-to-mid-single-digit royalties on potential future sales. We may also exercise an option to lead U.S. commercialization for KYV-201 under a co-development and co-commercialization agreement. If we choose to co-develop and co-commercialize KYV-201, we will pay an opt-in fee of $5.0 million and share in 50% of development costs and future net profit and/or loss arising from commercializing KYV-201 in the U.S. Kyverna retains all rights outside of the U.S., and we will receive low-to-mid-single-digit royalties on net sales generated outside of the U.S.

In exchange for the license, we received an equity ownership of preferred stock in Kyverna. We separately made an additional investment in Kyverna, purchasing incremental shares of Kyverna's preferred stock in exchange for $3.0 million in cash, bringing our investment to approximately 7% ownership in Kyverna at the time of closing. Refer to Notes 9 and 10 to our consolidated financial statements of this Annual Report on Form 10-K for additional information related to the terms of the agreement between us and Kyverna.

ONK Therapeutics, Ltd (“ONK”)

In February 2022, we announced a license, collaboration and option agreement with ONK for the development of engineered NK cell therapies for the treatment of cancer. The agreement grants ONK a non-exclusive license to our proprietary ex vivo CRISPR/Cas9-based genome editing platform and its LNP-based delivery technologies for development of up to five allogeneic NK cell therapies. ONK will be responsible for preclinical and clinical development for the engineered NK cell therapies enabled by the agreement. We will be eligible to receive up to $184 million per product in development and commercial milestone payments, as well as up to mid-single digit royalties on potential future sales. In addition, the agreement grants us options to co-develop and co-commercialize up to two products worldwide with rights to lead commercialization in the U.S.

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

Under the OSR Agreement, we will owe OSR a royalty below 1% on net sales of licensed products sold by us and a share in the low- to mid-single digit percentage of sublicense revenue that we receive if we sublicense our rights under the OSR Agreement to a third party. In June 2021, the research collaboration agreement was amended to add certain research activities and extend the research term through November 2022. The OSR Agreement will continue until the date when no royalty or other payment obligations are due, unless earlier terminated in accordance with the terms of the agreement.

Rewrite Therapeutics Inc. (“Rewrite”)

In February 2022, we entered into an agreement to acquire Rewrite, a private biotechnology company focused on advancing novel DNA writing technologies. Rewrite has developed potentially promising novel tools for genome editing, including DNA writing via CRISPR/Cas9-guided polymerases. These tools may allow for targeted corrections, insertions, deletions, and the full range of single-nucleotide changes, which could provide new ways to edit disease-causing genes and broaden the therapeutic potential for genomic medicines. Rewrite also has developed an approach that could improve the efficiency of genome editing in non-dividing cell types, a key challenge for some existing editing platforms. We believe Rewrite’s technology could likely be delivered using our LNP technology and AAV vectors.

Under this agreement, we paid Rewrite’s former stockholders and optionholders (the “Rewrite Holders”) upfront consideration in an aggregate amount of approximately $45.0 million payable in cash, excluding customary purchase price adjustments. In addition, the Rewrite Holders will be eligible to receive up to an additional $155.0 million in milestone payments upon the achievement of certain pre-specified research and regulatory approval milestones, payable through a mixture of $130.0 million in cash and $25.0 million in shares of common stock.

Novartis Institutes for BioMedical Research, Inc. (“Novartis”)

In December 2014, we entered into a license and collaboration agreement with Novartis (the “2014 Novartis Agreement”), primarily focused on the research of new ex vivo CRISPR/Cas9-edited therapies using CAR-T cells and HSCs. The agreement was amended in December 2018 to also include research on OSCs. In December 2019, per the terms of the 2014 Novartis Agreement, the research term ended, although the 2014 Novartis Agreement remains in effect, for which we will be eligible to receive milestone and royalty payments in the future. In June 2021, we entered into Amendment No. 3 (the “Amendment”) to the 2014 Novartis Agreement. The Amendment amends Novartis’ rights with respect to all of the CAR-T Therapeutic Targets (as defined in the 2014 Novartis Agreement) that Novartis selected under the 2014 Novartis Agreement, including (a) making Novartis’ license non-exclusive for such CAR-T Therapeutic Targets, (b) removing Novartis’ diligence and related reporting obligations for such CAR-T Therapeutic Targets, and (c) refining the scope of Novartis’ sublicense rights for such CAR-T Therapeutic Targets. We made a one-time payment to Novartis of $10.0 million within 30 days after the effective date of the Amendment, which was recorded as research and development expense in the consolidated statement of operations and comprehensive loss for the year ended December 31, 2021. Since December 31, 2020, there have been no other material changes to the key terms of the 2014 Novartis Agreement and the Novartis Amendment. For further information on the terms and conditions of these agreements, refer to Note 9 to our consolidated financial statements of this Annual Report on Form 10-K.

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

We have agreed to pay 30.0% of Caribou’s patent prosecution, filing and maintenance costs for the IP included in the license agreement, which has amounted to a total of $7.8 million incurred through December 31, 2021. Any patents that grant or have granted from these applications will expire in or after 2034, assuming payment of necessary maintenance fees. We also granted Caribou an exclusive, royalty-free, worldwide license, with the right to sublicense, to any CRISPR/Cas9 patents, patent applications and know-how in Caribou’s retained fields of use owned or developed by us between July 16, 2014 and January 30, 2018. Caribou, which is obligated to pay a portion of our patent filing, prosecution and maintenance costs for any such licensed IP, also has an option to sublicense any CRISPR/Cas9 IP in-licensed by us for uses and activities in its retained field of use.

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

On June 16, 2021, we executed a Leaseback Agreement (“Leaseback”) with Caribou, which settled the ongoing arbitration. Under the Leaseback negotiated by the parties, in exchange for an upfront payment, potential future regulatory and sales milestones, and single-digit royalties payable by Caribou, we have agreed to leaseback or sublicense certain CRISPR/Cas9 IP, including our chemical gRNA modification technology and foundational CRISPR/Cas9 IP, to Caribou so that it can develop and commercialize CB-010. Caribou also will be responsible for any payments required in respect of our in-licensed IP. We recorded $1.0 million within “Collaboration Revenue” in the second quarter of 2021 on the condensed consolidated statements of operations and comprehensive loss for an upfront payment related to the Leaseback and received the payment in the third quarter of 2021. After the execution of the Leaseback Agreement, the arbitration concluded.

The Regents of the University of California and the University of Vienna Intellectual Property

The UC/Vienna/Charpentier IP covers methods of use and compositions relating to engineered CRISPR/Cas9 systems for, among other things, cleaving or editing DNA and altering gene product expression in various organisms, including humans. The earliest claimed priority date for the patents in the UC/Vienna/Charpentier IP is May 25, 2012. As of December 31, 2021, this family includes over 40 issued patents in the U.S. and over 40 granted patents outside the U.S., including for example the U.K., Australia, China, Japan, Israel, Mexico and the approximately 40 countries that are members of the European Patent Convention. Applications continue to be prosecuted in the United States Patent and Trademark Office (“USPTO”) and other patent agencies across the world. Patents issued from this family will expire in or after 2033, if successfully maintained.

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

On June 25, 2019, the PTAB declared another interference between the UC/Vienna/Charpentier and the Broad, which specifically involves their respective eukaryotic patent families, to determine which research group first invented the use of the CRISPR/Cas9 technology in eukaryotic cells and, therefore, is entitled to the patents covering the invention. On August 26, 2019, the PTAB redeclared the interference to include additional UC/Vienna/Charpentier patent applications covering the invention that had also been found allowable by the USPTO. As of December 31, 2020, the interference involves 14 allowable patent applications from the UC/Vienna/Charpentier eukaryotic patent family and 13 patents and one patent application from the Broad Institute patent family. The PTAB held a hearing in this interference on February 4, 2022.

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

Manufacturing

We have entered into certain manufacturing and supply arrangements with third-party suppliers to support production of our product candidates and their components. We plan to continue to rely on these qualified third-party organizations and our own capabilities to produce or process bulk compounds, formulated compounds, viral vectors or engineered cells for IND-supporting activities and to supply materials for clinical trials. We expect that clinical and commercial quantities of any in vivo product or engineered cells that we may seek to develop will be manufactured in GMP compliant facilities and by processes that comply with FDA and other regulatory agency requirements. At the appropriate time in the product development process, we will determine whether to establish manufacturing facilities or continue to rely on third parties to manufacture commercial quantities of any products that we may successfully develop. In certain instances, we may consider building our own commercial infrastructure.

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

Competitors in our efforts to provide genetic therapies to patients can be grouped into at least three sets based on their product discovery platforms:

Our platform and product foci are on the development of therapies using CRISPR/Cas9 gene-editing technology. Genome editing companies focused on CRISPR based technologies include: Beam Therapeutics Inc., Caribou Biosciences, Inc., CRISPR Therapeutics AG, Editas Medicine, Inc., Verve Therapeutics Inc. and ToolGen, Inc.

There are also companies developing therapies using additional gene-editing technologies, which include Allogene Therapeutics, Inc., bluebird bio, Inc., Cellectis S.A., Precision Biosciences, Inc., Sangamo Therapeutics, Inc., Homology Medicines, Inc., Poseida Therapeutics, Inc. and Prime Medicine, Inc.

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

Specific to our NTLA-2001 program, we are aware of other companies that are currently commercializing or developing products used to treat ATTR amyloidosis, including Pfizer, Inc., Alnylam Pharmaceuticals, Inc., Ionis Pharmaceuticals, Inc., BridgeBio Pharma Inc. and Novo Nordisk A/S.

Specific to our NTLA-2002 program, we are aware of other companies that are currently commercializing or developing products used to treat HAE including Takeda Pharmaceutical Company Limited, BioCryst Pharmaceuticals Inc., Pharming Group N.V., and CSL Limited.

Our competitors will also include companies that are or will be developing other genome editing methods as well as small molecules, biologics, in vivo gene therapies, engineered cell therapies (both autologous and allogeneic) and nucleic acid-based therapies for the same indications that we are targeting with our CRISPR/Cas9-based therapeutics.

Government Regulation and Product Approval

As a biopharmaceutical company, we are subject to extensive legal and regulatory requirements. For example, we need approval from regulatory agencies for our clinical studies, development, manufacturing, distribution, exportation and importation, commercialization, marketing and reimbursement relating to our products and product candidates. Relevant regulatory authorities include, but are not limited to, the FDA, the European Medicines Agency (“EMA”), the Commission of the European Union, EU member state agencies, such as Germany’s Federal Institute for Drugs and Medicinal Devices (“BfArM”), and other countries’ similar agencies, such as the MHRA, as well as agencies responsible for market access and pricing, such as the U.K. National Institute of Health and Care Excellence (“NICE”).

We expect our future in vivo and ex vivo product candidates to be regulated as biologics. Biological products are subject to regulation under the Food, Drug and Cosmetic (“FD&C”) Act and the Public Health Service Act (“PHS Act”), and other federal, state, local and foreign statutes and regulations. Both the FD&C Act and the PHS Act and their corresponding regulations govern, among other things, the testing, manufacturing, safety, efficacy, labeling, packaging, storage, record keeping, distribution, reporting, advertising and other promotional practices involving drug and biological products. As is the case for all investigational products, before clinical testing of biological products in the U.S. may begin, we must submit an IND application to the FDA, which reviews the clinical protocol and other information, and the IND application must become effective before clinical trials may begin. Prior to initiating clinical trials in foreign countries, clinical trial applications (“CTAs”) or other equivalent applications, similar to IND applications, must be approved.

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

Within the FDA, the Center for Biologics Evaluation and Research (“CBER”) regulates biological products, including gene and cell therapies. CBER’s Office of Tissues and Advanced Therapies (“OTAT”) is responsible for oversight of gene therapy and related products, and the Cellular, Tissue and Gene Therapies Advisory Committee (“CTGTAC”) advises CBER on its reviews. Human gene therapy products are defined as all products that mediate their effects by transcription or translation of transferred genetic material or by specifically altering host (human) genetic sequences. Some examples of gene therapy products include nucleic acids, genetically modified microorganisms (e.g., viruses, bacteria, fungi), engineered site-specific nucleases used for human genome editing, and ex vivo genetically modified human cells. FDA has published guidance documents related to, among other things, gene therapy products in general and their preclinical assessment, potency or other quality testing, and chemistry, manufacturing and control information in gene therapy IND applications, and long-term adverse event monitoring of clinical trial subjects; all of which are intended to facilitate industry’s development of these products. More recently and as part of the implementation of the 21st Century Cures Act, FDA has issued a number of guidances pertaining to regenerative medicine advanced therapies, which include cell therapy, therapeutic tissue engineering products, human cell and tissue products and combination products using any such therapies or products. Additionally, gene therapies, including genetically modified cells, that lead to a durable modification of cells or tissues may meet the definition of a regenerative medicine therapy. A number of guidances have been revised to reflect the growing knowledge and incorporation of newer technology, including certain considerations for genome editing. A small, but growing number of gene therapy products have been approved by regulatory agencies. In 2012, the EMA authorized the marketing of the first gene therapy product approved by regulatory authorities anywhere in the Western world. And in the U.S., in 2017, the FDA approved the first two cell-based, gene therapy products as well as a gene therapy product. Additional gene therapies have been approved in the U.S. since then.

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
•
submission to the FDA of a BLA for marketing approval that includes substantial evidence of safety, efficacy, and purity and potency, from nonclinical and in vitro testing and clinical trials;
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
•
review of the proposed product by an FDA advisory committee, where appropriate and if applicable;
•
payment of user fees for FDA review of the BLA (unless a fee waiver applies); and
•
FDA review and approval, or licensure, of the BLA.

Before testing any drug or biological product candidate, including gene and cellular therapy product candidates, in humans, the product candidate is evaluated through preclinical testing. Preclinical tests, also referred to as nonclinical studies, include laboratory evaluations of product chemistry, toxicity and formulation, as well as animal studies to assess the potential safety and activity of the product candidate. The conduct of the preclinical tests must comply with applicable federal regulations and requirements, including GLP.

The clinical trial sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature, and a proposed clinical protocol, to the FDA as part of the IND. Some preclinical testing may continue even after the IND application is submitted. The IND application automatically becomes effective 30 days after receipt by the FDA, unless the FDA places the clinical trial on a clinical hold within that 30-day time period. In such a case, the clinical trial sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. The FDA may also impose clinical holds on a biological product candidate at any time before or during clinical trials due to, among other reasons, safety concerns or non-compliance with regulatory requirements. If the FDA imposes a clinical hold, trials may not proceed without FDA authorization and then only under authorized terms. Accordingly, we cannot be sure that submission of an IND application will result in the FDA allowing clinical trials to begin, or that, once begun, issues will not arise that result in the suspension or termination of such trials.

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

In addition to the submission of an IND to the FDA before initiation of a clinical trial in the U.S., certain human clinical trials involving recombinant or synthetic nucleic acid molecules are subject to oversight of institutional biosafety committees, (“IBCs”), as set forth in the National Institutes for Health (“NIH”) Guidelines for Research Involving Recombinant or Synthetic Nucleic Acid Molecules (“NIH Guidelines”). Under the NIH Guidelines, recombinant and synthetic nucleic acids are defined as: (i) molecules that are constructed by joining nucleic acid molecules and that can replicate in a living cell (i.e., recombinant nucleic acids); (ii) nucleic acid molecules that are chemically or by other means synthesized or amplified, including those that are chemically or otherwise modified but can base pair with naturally occurring nucleic acid molecules (i.e., synthetic nucleic acids); or (iii) molecules that result from the replication of those described in (i) or (ii). Specifically, under the NIH Guidelines, supervision of human gene transfer trials includes evaluation and assessment by an IBC, a local institutional committee that reviews and oversees research utilizing recombinant or synthetic nucleic acid molecules at that institution. The IBC assesses the safety of the research and identifies any potential risk to public health or the environment, and such review may result in some delay before initiation of a clinical trial. While the NIH Guidelines are not mandatory unless the research in question is being conducted at or sponsored by institutions receiving NIH funding of recombinant or synthetic nucleic acid molecule research, many companies and other institutions not otherwise subject to the NIH Guidelines voluntarily follow them.

Human clinical trials are typically conducted in three sequential phases that may overlap or be combined:

•
Phase 1. The product candidate is initially introduced into healthy human subjects and tested for safety. In the case of some products for severe or life-threatening diseases, especially when the product may be too inherently toxic to ethically administer to healthy volunteers, the initial human testing is often conducted in patients.
•
Phase 2. The product candidate is evaluated in a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance, optimal dosage and dosing schedule.
•
Phase 3. Clinical trials are undertaken to further evaluate dosage, clinical efficacy, potency (for BLA products), and safety in an expanded patient population at dispersed clinical trial sites. These clinical trials are intended to establish the overall risk/benefit ratio of the product, including as compared to current standard treatments, and provide an adequate basis for product approval and labeling.

Post-approval clinical trials, sometimes referred to as Phase 4 clinical trials, may be conducted after initial marketing approval. These clinical trials are used to gain additional evidence about the treatment of patients in the intended therapeutic indication, particularly for long-term safety follow-up. The FDA typically advises that sponsors observe subjects for potential gene therapy-related delayed adverse events for up to a 15-year period, including a minimum of five years of annual examinations followed by ten years of annual queries, either in person or by questionnaire.

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

Phase 1, Phase 2 and Phase 3 clinical trials may not be completed successfully within any specified period, if at all. The FDA or the sponsor or its data safety monitoring board may suspend a clinical trial at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the product candidate has been associated with unexpected serious harm to patients.

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

Human therapeutic products based on genome editing technology are a relatively new category of therapeutics. Because this is a relatively new and expanding area of novel therapeutic interventions, there can be no assurance as to the length of the study period, the number of patients the FDA will require to be enrolled in the trials in order to establish the safety, purity and potency for human gene editing therapeutics, or that the data generated in these trials will be acceptable to the FDA to support marketing approval.

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

U.S. Review and Approval Processes

FDA approval of a BLA must be obtained before commercial marketing of the product. The BLA must include results of product development, laboratory and animal trials, human trials, information on the manufacture and composition of the product, proposed labeling and other relevant information. In addition, under the Pediatric Research Equity Act (“PREA”), a BLA or supplement to a BLA, for a product candidate with certain novel characteristics must contain data to assess the safety and effectiveness of the product candidate for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The Food and Drug Administration Safety and Innovation Act of 2012 (“FDASIA”) requires that a sponsor who is planning to submit a marketing application for a biological product that includes a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration submit an initial Pediatric Study Plan (“PSP”) within sixty days after an end-of-Phase 2 meeting or as may be agreed between the sponsor and FDA, unless exempt due to orphan drug designation. The initial PSP must include, among other things, an outline of the pediatric study or studies that the sponsor plans to conduct, including, to the extent practicable, study objectives and design, age groups, relevant endpoints and statistical approach, or a justification for not including such detailed information, and any request for a deferral of pediatric assessments or a full or partial waiver of the requirement to provide data from pediatric studies along with supporting information, along with any other information specified in FDA regulations. The FDA and the sponsor must reach agreement on the PSP. A sponsor can submit amendments to an agreed-upon initial PSP at any time if changes to the pediatric plan need to be considered based on data collected from nonclinical studies, early phase clinical trials, or other clinical development programs. The FDA may grant deferrals for submission of data or full or partial waivers. Unless otherwise required by regulation, PREA does not apply to any biological product for an indication for which orphan drug designation has been granted. The testing and approval processes require substantial time and effort and there can be no assurance that the FDA will accept the BLA for filing and, even if filed, that any approval will be granted on a timely basis, if at all.

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

Within 60 days following submission of the application, the FDA reviews the BLA to determine if it is substantially complete before the agency accepts it for filing. The FDA may refuse to file any BLA that it deems incomplete or not properly reviewable at the time of submission, including for failure to pay required fees, and may request additional information. In this event, the application must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review of the BLA. The FDA reviews the application to determine, among other things, whether the proposed product is safe and effective (or, in the case of biological products, safe, pure and potent), and whether the product is being manufactured in accordance with cGMP, and in certain cases, cGTP, requirements to ensure and preserve the product’s identity, safety, strength, quality, potency and purity. The FDA may refer applications for novel products or products that present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions. During the FDA review and approval process, the FDA also will determine whether a Risk Evaluation and Mitigation Strategy (“REMS”) is necessary to assure the safe use of the biological product candidate. If the FDA concludes a

REMS is needed, the sponsor of the BLA must submit a proposed REMS; the FDA will not approve the application without a REMS, if required.

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

Notwithstanding the submission of relevant data and information, the FDA may ultimately decide that the BLA does not satisfy its regulatory criteria for approval and deny approval. Data obtained from clinical trials are not always conclusive and the FDA may interpret data differently than we interpret the same data. If the agency decides not to approve the BLA in its present form, the FDA will issue a complete response letter that usually describes all of the specific deficiencies in the application identified by the FDA. Addressing the deficiencies identified may require significant development work, such as product reformulation or additional clinical trials. The complete response letter may include recommended actions that the applicant might take to place the application in a condition for approval. If a complete response letter is issued, the applicant may either resubmit the application, addressing all of the deficiencies identified in the letter, challenge the determination set forth in the letter by requesting a hearing or withdraw the application.

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

Orphan Drug Designation

The FDA may grant orphan drug designation to biological products, including cellular and gene therapy products, intended to treat a rare disease or condition that affects fewer than 200,000 individuals in the U.S., or, if it affects more than 200,000 individuals in the U.S., when there is no reasonable expectation that the cost of developing and marketing the product for this type of disease or condition will be recovered from sales in the U.S. Orphan drug designation must be requested before submission of BLA. After the FDA grants orphan drug designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. Orphan drug designation does not convey any advantage in or shorten the duration of the regulatory review and approval process.

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

Expedited Development and Review Programs

In the U.S. and the EU, as well as in other countries, there are a number of programs to expedite development, review and approval of products for serious or life-threatening disease or condition that address an unmet medical need in the relevant regulatory jurisdiction. In the U.S., these FDA programs include Fast Track Designation, priority review, accelerated approval and Breakthrough Therapy designation. Similar programs in the EU include accelerated assessment, conditional approval and PRIME, which stands for priority medicines.

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

FDA's Breakthrough Therapy designation program is intended to expedite the development and review of products that treat serious or life-threatening diseases or conditions. A breakthrough therapy is defined as a drug or biological product that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The designation includes all of the features of Fast Track designation, as well as more intensive FDA interaction and guidance. The Breakthrough Therapy designation is a distinct status from both accelerated approval and priority review, but these can also be granted to the same product candidate if the relevant criteria are met. The FDA must take certain actions, such as holding timely meetings and providing advice, intended to expedite the development and review of an application for approval of a breakthrough therapy. All requests for Breakthrough Therapy designation will be reviewed within 60 days of receipt, and FDA will either grant or deny the request.

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

Regenerative medicine advanced therapies (“RMAT”) designation

As part of the 21st Century Cures Act, the FD&C Act was amended to facilitate an efficient development program for, and expedite review of regenerative advanced therapies, which include cell and gene therapies, therapeutic tissue engineering products, human cell and tissue products, and combination products using any such therapies or products. Gene therapies, including genetically modified cells, that lead to a durable modification of cells or tissues may meet the definition of a regenerative medicine therapy. This program is intended to facilitate efficient development and expedite review of regenerative medicine therapies, which are intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition and qualify for RMAT designation. A drug sponsor may request that FDA designate a drug as a RMAT concurrently with or at any time after submission of an IND. FDA has 60 calendar days to determine whether the drug meets the criteria, including whether there is preliminary clinical evidence indicating that the drug has the potential to address unmet medical needs for a serious or life-threatening disease or condition. A BLA for a regenerative medicine therapy that has received RMAT designation may be eligible for priority review or accelerated approval through use of surrogate or intermediate endpoints reasonably likely to predict long-term clinical benefit, or reliance upon data obtained from a meaningful number of sites. Benefits of RMAT designation also include early interactions with FDA and, for those granted accelerated approval, post-approval requirements may be fulfilled through the submission of clinical evidence from clinical studies, patient registries, or other sources of real-world evidence, such as electronic health records; the collection of larger confirmatory data sets; or post-approval monitoring of all patients treated with such therapy prior to its approval. Like the FDA’s other expedited development programs, RMAT designation does not change the standards for approval but may expedite the development or approval process.

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

Biosimilars and Exclusivity

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “Affordable Care Act” or “ACA”), signed into law on March 23, 2010, includes a subtitle called the Biologics Price Competition and Innovation Act of 2009 (“BPCIA”), which created an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-licensed reference biological product in the U.S. Starting in 2015, the FDA commenced licensing biosimilars under the BPCIA, and there are currently numerous biosimilars approved in the U.S. and Europe. The FDA has issued a number of draft and final guidance documents outlining an approach to review and approval of biosimilars and interchangeable biological products.

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

In the event we decide to conduct clinical trials or enroll subjects in our future clinical trials, we may be subject to additional privacy restrictions. As of May 25, 2018, the General Data Protection Regulation (“GDPR”) regulates the collection, use, storage, disclosure, transfer or other processing of personal data, including personal health data, in the EU. The GDPR covers any business, regardless of its location, that provides goods or services to residents in the EU and, thus, could incorporate our activities in EU Member States. The GDPR imposes strict requirements on controllers and processors of personal data, including special protections for “sensitive information,” which includes health and genetic information of individuals residing in the EU, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, ensuring certain accountability measures are in place and taking certain measures when engaging third-party processors. GDPR grants individuals the opportunity to object to the processing of their personal information, allows them to request deletion of personal information in certain circumstances, and provides the individual with an express right to seek legal remedies in the event the individual believes his or her rights have been violated. Further, the GDPR imposes strict rules on the transfer of personal data out of the EU to regions that have not been deemed to offer “adequate” privacy protections, such as the U.S. currently. Failure to comply with the requirements of the GDPR and the related national data protection laws of the EU Member States, which may deviate slightly from the GDPR, may result in warning letters, mandatory audits and financial penalties, including fines of up to 4% of annual global revenues, or

€20,000,000, whichever is greater. As a result of the implementation of the GDPR, we may be required to put in place additional mechanisms ensuring compliance with the new data protection rules, including as implemented by individual countries. In addition, further to the U.K.’s exit from the EU on January 31, 2020, the GDPR ceased to apply in the U.K. at the end of the transition period on December 31, 2020. However, as of January 1, 2021, the U.K.’s European Union (Withdrawal) Act 2018 incorporated the GDPR (as it existed on December 31, 2020 but subject to certain U.K. specific amendments) into U.K. law, referred to as the U.K. GDPR. The U.K. GDPR and the U.K. Data Protection Act 2018 set out the U.K.’s data protection regime, which is independent from but aligned to the EU’s data protection regime. Non-compliance with the U.K. GDPR may result in monetary penalties of up to £17.5 million or 4% of worldwide revenue, whichever is higher. Although the U.K. is regarded as a third country under the EU’s GDPR, the EC has now issued a decision recognizing the U.K. as providing adequate protection under the EU GDPR and, therefore, transfers of personal data originating in the EU to the U.K. remain unrestricted. Like the EU GDPR, the U.K. GDPR restricts personal data transfers outside the U.K. to countries not regarded by the U.K. as providing adequate protection. The U.K. government has confirmed that personal data transfers from the U.K. to the European Economic Area (“EEA”), which consists of the EU Member States, plus Norway, Liechtenstein and Iceland remain free flowing.

In the U.S., there has been a flurry of legislative activity at the state level. California recently enacted the California Consumer Privacy Act (“CCPA”), which creates new individual privacy rights for California consumers (as defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA will require covered companies to provide new disclosure to consumers about such companies’ data collection, use and sharing practices, provide such consumers new ways to opt-out of certain sales or transfers of personal information, and provide consumers with additional causes of action. The CCPA went into effect on January 1, 2020, and the California Attorney General could commence enforcement actions for violations beginning July 1, 2020. The California Attorney General’s CCPA regulations went into effect on August 14, 2020, and their application may further impact our business activities. The uncertainty surrounding the application of CCPA and its regulations exemplifies the vulnerability of our business to the evolving regulatory environment related to personal data and protected health information. Further, a new California privacy law, the California Privacy Rights Act (“CPRA”), was passed by California voters on November 3, 2020. The CPRA will create additional obligations with respect to processing and storing personal information that are scheduled to take effect on January 1, 2023 (with certain provisions having retroactive effect to January 1, 2022). Additionally, some observers have noted that the CCPA and CPRA could mark the beginning of a trend toward more stringent privacy legislation in the U.S., which could increase our potential liability and adversely affect our business. Already, in the U.S., we have witnessed significant developments at the state level. For example, on March 2, 2021, Virginia enacted the Consumer Data Protection Act (the “CDPA”) and, on July 8, 2021, Colorado’s governor signed the Colorado Privacy Act (“CPA”) into law. The CDPA and the CPA will both become effective January 1, 2023. While the CDPA and CPA incorporate many similar concepts of the CCPA and CPRA, there are also several key differences in the scope, application, and enforcement of the law that will change the operational practices of regulated businesses.

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

Regulation in the European Union

Clinical Trial Approval

In April 2014, the EU adopted the new Clinical Trials Regulation, (EU) No 536/2014, which replaced the current Clinical Trials Directive 2001/20/EC on 31 January 2022. The Clinical Trials Regulation is directly applicable in all

EU Member States meaning no national implementing legislation in each EU Member State is required. It overhauls the current system of approvals for clinical trials in the EU. The new Clinical Trials Regulation aims to simplify and streamline the approval of clinical trials in the EU. The main characteristics of the regulation include: a streamlined application procedure via a single-entry point, the “EU portal” through the Clinical Trials Information System, (“CTIS”); a single set of documents to be prepared and submitted for the application as well as simplified reporting procedures for clinical trial sponsors; and a harmonized procedure for the assessment of applications for clinical trials, which is divided in two parts (Part I contains scientific and medicinal product documentation and Part II contains the national and patient-level documentation). Part I is assessed by a coordinated review by the competent authorities of all EU Member States in which an application for authorization of a clinical trial has been submitted (Member States concerned) of a draft report prepared by a Reference Member State. Part II is assessed separately by each Member State concerned. Strict deadlines have been established for the assessment of clinical trial applications. The role of the relevant ethics committees in the assessment procedure will continue to be governed by the national law of the concerned EU Member State. However, overall related timelines will be defined by the Clinical Trials Regulation.

Marketing Authorization

In the EU, medicinal products, including advanced therapy medicinal products (“ATMP”s), are subject to extensive pre- and post-market regulation by regulatory authorities at both the EU and national levels. ATMPs comprise gene therapy products, somatic cell therapy products and tissue engineered products. We anticipate that our gene therapy development products would be regulated as ATMPs in the EU.

To obtain regulatory approval of a medicinal product in the EU, we must submit a marketing authorization application (“MAA”).

The centralized procedure provides for the grant of a single marketing authorization by the EC that is valid throughout the EU, and in the additional member states of the EEA (Iceland, Norway and Liechtenstein). Pursuant to Regulation (EC) No. 726/2004, the centralized procedure is compulsory for specific products, including for medicines produced by certain biotechnological processes, products designated as orphan medicinal products, ATMPs, and products with a new active substance indicated for the treatment of certain diseases, including products for the treatment of cancer, HIV or AIDS, diabetes, neurodegenerative disorders, auto-immune and other immune dysfunctions and viral diseases. For those products for which the use of the centralized procedure is not mandatory, applicants may elect to use the centralized procedure where either the product contains a new active substance indicated for the treatment of other diseases, or where the applicant can show that the product constitutes a significant therapeutic, scientific or technical innovation or for which a centralized process is in the interest of patients at an EU level.

Specifically, the grant of marketing authorization in the EU for ATMPs is governed by Regulation (EC) No. 1394/2007 on ATMPs, read in combination with Directive 2001/83/EC of the European Parliament and of the Council, commonly known as the Community code on medicinal products. Regulation (EC) No. 1394/2007 lays down specific rules concerning the authorization, supervision, and pharmacovigilance of gene therapy medicinal products, somatic cell therapy medicinal products, and tissue engineered products. Manufacturers of ATMPs must demonstrate the quality, safety, and efficacy of their products to the Committee for Advanced Therapies (“CAT”), at the EMA, which conducts a scientific assessment of the MAA and provides an opinion regarding the MAA for an ATMP. The EC grants or refuses marketing authorization in light of the opinion delivered by EMA.

The Committee for Medicinal Products for Human Use (“CHMP”), established at the EMA, is responsible for issuing a final opinion on whether an ATMP meets the required quality, safety and efficacy requirements, and whether a product has a positive benefit/risk profile. Under the centralized procedure in the EU, the maximum timeframe for the evaluation of an MAA by the EMA is 210 days from receipt of a valid MAA, excluding clock stops when additional information or written or oral explanation is to be provided by the applicant in response to questions of the CHMP. Clock stops may extend the timeframe of evaluation of an MAA considerably beyond 210 days. Where the CHMP gives a positive opinion, it provides the opinion, together with supporting documentation, to the EC, who make the final decision to grant a marketing authorization, which is issued within 67 days of receipt of the EMA’s recommendation. Accelerated evaluation may be granted by the CHMP in exceptional cases, when a medicinal product is expected to be of major interest from the point of view of public health and, in particular, from the viewpoint of therapeutic innovation. If the CHMP accepts such a request, the time frame of 210 days for assessment will be reduced to 150 days (excluding clock stops), but it is possible that the CHMP may revert to the standard time limit for the centralized procedure if it determines that the application is no longer appropriate to conduct an accelerated assessment.

Data and Market Exclusivity

The EU also provides opportunities for market exclusivity. For example, in the EU, upon receiving marketing authorization, innovative medicinal products generally receive eight years of data exclusivity and an additional two years of market exclusivity. Data exclusivity prevents applicants for authorization of generics or biosimilars of these innovative products from referencing the innovator’s pre-clinical and clinical trial data contained in the dossier of the reference product when applying for a generic or biosimilar marketing authorization in the EU, during a period of eight years from the date on which the reference product was first authorized in the EU. During the additional two-year period of market exclusivity, a generic or biosimilar marketing authorization can be submitted, and the innovator’s data may be referenced, but no generic or biosimilar product can be marketed until the expiration of the market exclusivity period. The overall ten-year period will be extended to a maximum of 11 years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies. However, there is no guarantee that a product will be considered by the EU’s regulatory authorities to be an innovative medicinal product, and products may therefore not qualify for data exclusivity. Even if a product is considered to be an innovative medicinal product so that the innovator gains the prescribed period of data exclusivity, another company nevertheless could also market another version of the product if such company obtained marketing authorization based on an MAA with a complete independent data package of pharmaceutical tests, pre-clinical tests and clinical trials.

Orphan Designation and Exclusivity

Products with an orphan designation in the EU will, upon the grant of a marketing authorization for an orphan product, receive ten years of market exclusivity, during which time no “similar medicinal product” for the same indication may be placed on the market. A “similar medicinal product” is defined as a medicinal product containing a similar active substance or substances as contained in an authorized orphan medicinal product, and which is intended for the same therapeutic indication. An orphan product can also obtain an additional two years of market exclusivity in the EU where an agreed Pediatric Investigation Plan (“PIP”) for pediatric studies has been complied with. No extension to any supplementary protection certificate (“SPC”) can be granted on the basis of pediatric studies for orphan indications.

The criteria for designating an “orphan medicinal product” in the EU are similar in principle to those in the U.S. Under Article 3 of Regulation (EC) 141/2000, a medicinal product may be designated as an orphan medicinal product if it is intended for the diagnosis, prevention or treatment of (1) a life-threatening or chronically debilitating condition; (2) either (a) such condition affects no more than five in 10,000 persons in the EU when the application is made; or (b) it is unlikely that the product, without the benefits derived from orphan status, would generate sufficient return in the EU to justify the necessary investment in its development; and (3) there exists no satisfactory method of diagnosis, prevention or treatment of such condition authorized for marketing in the EU, or if such a method exists, the product will be of significant benefit to those affected by the condition, as defined in Regulation (EC) 847/2000. Orphan medicinal products are eligible for financial incentives such as reduction of fees or fee waivers and are, upon grant of a marketing authorization, entitled to ten years of market exclusivity for the approved therapeutic indication. The application for orphan designation must be submitted before the application for marketing authorization. The applicant will receive a fee reduction for the MAA if the orphan drug designation has been granted, but not if the designation is still pending at the time the marketing authorization is submitted. Orphan designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

The ten-year market exclusivity may be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for orphan designation, for example, if the product is sufficiently profitable not to justify maintenance of market exclusivity. Additionally, marketing authorization may be granted to a similar medicinal product for the same therapeutic indication at any time if:

•
The second applicant can establish that its product, although similar, is safer, more effective or otherwise clinically superior;

•
The applicant consents to a second orphan medicinal product application; or
•
The applicant cannot supply enough orphan medicinal product.

Pediatric development

In the EU, companies developing a new medicinal product must agree upon a PIP with the EMA, and must conduct pediatric clinical trials in accordance with that PIP, unless a waiver applies, (e.g., because the relevant disease or condition occurs only in adults). This requirement also applies when a company wants to add a new indication, pharmaceutical form or route of administration for a medicine that is already authorized. The MAA for the product must include the results of pediatric clinical trials conducted in accordance with the PIP, unless a waiver applies, or a deferral has been granted, in which case the pediatric clinical trials must be completed at a later date. Products that are granted a marketing authorization on the basis of the pediatric clinical trials conducted in accordance with the PIP are eligible for a six month extension of the protection under a SPC provided an application for such extension is made at the same time as filing the SPC application for the product, or at any point up to two years before the SPC expires, even where the trial results are negative, or, in the case of orphan medicinal products, a two year extension of the orphan market exclusivity. This pediatric reward is subject to specific conditions and is not automatically available when data in compliance with the PIP are developed and submitted.

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

The manufacturing of authorized medicinal products, for which a separate manufacturer’s license is mandatory, must also be conducted in strict compliance with the applicable EU laws, regulations and guidance, including Directive 2001/83/EC, Directive 2003/94/EC, Regulation (EC) No 726/2004 and the European Commission Guidelines for Good Manufacturing Practice. These requirements include compliance with EU cGMP standards when manufacturing medicinal products and active pharmaceutical ingredients, including the manufacture of active pharmaceutical ingredients outside of the EU with the intention to import the active pharmaceutical ingredients into the EU.

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

The aforementioned EU rules are generally applicable in the EEA, which consists of the EU Member States, plus Norway, Liechtenstein and Iceland.

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

Brexit and the Regulatory Framework in the United Kingdom

On June 23, 2016, the electorate in the U.K. voted in favor of leaving the EU, commonly referred to as Brexit, and the U.K. formally left the EU on January 31, 2020. There was a transition period during which EU pharmaceutical laws continued to apply to the U.K., which expired on December 31, 2020. However, the EU and the U.K. have concluded a trade and cooperation agreement (“TCA”), which was provisionally applicable since January 1, 2021 and has been formally applicable since May 1, 2021. The TCA includes specific provisions concerning pharmaceuticals, which include the mutual recognition of GMP, inspections of manufacturing facilities for medicinal products and GMP documents issued, but does not foresee wholesale mutual recognition of U.K. and EU pharmaceutical regulations. At present, Great Britain has implemented EU legislation on the marketing, promotion and sale of medicinal products through the Human Medicines Regulations 2012 (as amended) (under the Northern Ireland Protocol, the EU regulatory framework will continue to apply in Northern Ireland). The regulatory regime in Great Britain therefore currently aligns with EU regulations, however it is possible that these regimes will diverge in the future now that Great Britain’s regulatory system is independent from the EU and the TCA does not provide for mutual recognition of U.K. and EU pharmaceutical legislation.

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

Company Communications and Engagement. Many of our employees actively participate in our Cultural Ambassador program, fostering a grassroots approach to engagement with support and guidance from our executive leadership team. Our Cultural Ambassador programs focus on the following: diversity, equity and inclusion, continuous learning, wellness and sustainability, social events, community outreach, and Intellia values and engagement.

Diversity, Equity and Inclusion. As we continue to grow as an organization, we remain dedicated to championing a culture that celebrates diversity and fosters a collaboration inside the organization. We are committed to continue our efforts to increase diversity throughout Intellia, particularly in leadership roles. Our team of Senior and Executive Vice Presidents is 50% female and 30% are ethnically diverse. Overall, as of February 17, 2022, our employee population consists of 56% women and 44% men.

Compensation and Benefits, Health and Wellness. We offer competitive benefits, including competitive salaries, excellent health insurance, and a 401(k) match. We are committed to pay equity, regardless of gender, race/ethnicity, or sexual orientation and conduct comprehensive pay equity analyses on a semi-annual basis. Since the onset of the COVID-19 pandemic, we have taken additional steps to support our employees in managing their work and personal responsibilities, with a focus on employee wellbeing.

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

Employees

As of February 17, 2022, we had 485 full-time employees, 367 of whom were primarily engaged in research and development activities and 111 of whom have an M.D. or Ph.D. degree.

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

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. In evaluating us and our business, careful consideration should be given to the following risk factors, in addition to the other information set forth in this Annual Report on Form 10-K for the year ended December 31, 2021 and in other documents that we file with the SEC. If any of the following risks and uncertainties actually occurs, our business, prospects, financial condition and results of operations could be materially and adversely affected. The risks described below are not intended to be exhaustive and are not the only risks facing us. New risk factors can emerge from time to time, and we cannot predict the impact that any factor or combination of factors may have on our business, prospects, financial condition and results of operations.

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

We are focused on developing curative medicines utilizing CRISPR/Cas9 genome editing technology, including in vivo therapies and ex vivo engineered cell therapies. Although there have been significant advances in recent years in the fields of gene therapy and genome editing, in vivo CRISPR-based genome editing technologies are relatively new and their therapeutic utility is largely unproven. Our approach to developing therapies centers on using CRISPR/Cas9 technology to alter, introduce or remove genetic information in vivo to treat various disorders, or to engineer human cells ex vivo to create therapeutic cells that can be introduced into the human body to address the underlying disease.

Successful development of products by us will require solving a number of issues, including developing or obtaining technologies to safely deliver a therapeutic agent into target cells within the human body or engineer human cells while outside of the body such that the modified cells can have a therapeutic effect when delivered to the patient, optimizing the efficacy and specificity of such products, and ensuring and demonstrating the therapeutic selectivity, efficacy, potency, purity and safety of such products. There can be no assurance we will be successful in solving any or all of these issues. Indeed, no genome editing in vivo therapy or genome-edited engineered cell therapy has been approved in the United States (“U.S.”), European Union (“EU”) countries or other key jurisdictions. With regards to CRISPR/Cas9-based therapies specifically, we are beginning to clinically test our in vivo and ex vivo product candidates. Further, we are unaware of any clinical trials validating safety and efficacy having been completed by any third parties. Accordingly, the potential to successfully obtain approval for any of our CRISPR/Cas9 product candidates remains unproven.

Our future success also is highly dependent on the successful development of CRISPR-based genome editing technologies, cellular delivery methods and therapeutic applications for the indications on which we have focused our on-going research and development efforts. We may decide to alter or abandon these programs as new data become available and we gain experience in developing CRISPR/Cas9-based therapeutics. We cannot be sure that our CRISPR/Cas9 efforts and technologies will yield satisfactory products that are safe and effective, sufficiently pure or potent, manufacturable, scalable or profitable in our selected indications or any other indication we pursue. We cannot guarantee that progress or success in developing any particular CRISPR/Cas9-based therapeutic product will translate to other CRISPR/Cas9-based products.

Public perception and related media coverage of potential therapy-related efficacy or safety issues, including adoption of new therapeutics or novel approaches to treatment, as well as ethical concerns related specifically to genome editing and CRISPR/Cas9, may adversely influence the willingness of subjects to participate in clinical trials, or if any therapeutic is approved, of physicians and patients to accept these novel and personalized treatments. Physicians, healthcare providers and third party payors often are slow to adopt new products, technologies and treatment practices, particularly those that may also require additional upfront costs and training. Physicians may not be willing to undergo training to adopt these novel and potentially personalized therapies, may decide the particular therapy is too complex or potentially risky to adopt without appropriate training, and may choose not to administer the therapy. Further, due to health conditions, genetic profile or other reasons, certain patients may not be candidates for the therapies. In addition, responses by federal and state agencies, congressional committees and foreign governments to negative public perception, ethical concerns or financial considerations may result in new legislation, regulations, or medical standards that could limit our ability to develop or commercialize any product candidates, obtain or maintain regulatory approval or otherwise achieve profitability. New government requirements may be established that could delay or prevent regulatory approval of our product candidates under development. It is impossible to predict whether legislative changes will be enacted, regulations, policies or guidance changed, or interpretations by agencies or courts changed, or what the impact of such changes, if any, may be. Based on these and other factors, healthcare providers and payors may decide that the benefits of these new therapies do not or will not outweigh their costs.

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

Because these are new therapeutic approaches, discovering, developing, manufacturing and commercializing our product candidates subject us to a number of challenges or delays in completing our preclinical studies and initiating or completing clinical trials. We also may experience numerous unforeseen events during, or as a result of, any current or future clinical trials that we conduct, which could delay or prevent our ability to receive marketing approval or commercialize our product candidates, including:

•
challenges in obtaining regulatory authorization or approval to commence clinical trials in the U.S. from the FDA through an investigational new drug (“IND”) application or from other regulatory agencies outside the U.S., such as the United Kingdom (“U.K.”) Medicines and Healthcare products Regulatory Agency (“MHRA”), the European Medicines Agency (“EMA”) or the New Zealand Medicines and Medical Devices Safety Authority (“MEDSAFE”), through corresponding applications, such as a Clinical Trial Application (“CTA”), a Clinical Trial Notification or a Clinical Trial Exemption, because these agencies have very limited or no experience with the clinical development of CRISPR/Cas9-based therapeutics, which may require additional significant testing or data compared to more traditional therapies;
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
•
the FDA or other regulatory authorities may revise the requirements for approving our product candidates, or their interpretation of the approval requirements may not be what we anticipate; and
•
we may not ultimately obtain regulatory approval for a BLA, or corresponding applications outside the U.S., such as a Marketing Authorization Application (“MAA”) from the U.K. and other similar regulatory authorities, such as the EMA, which may have very limited or no experience with the clinical development of CRISPR/Cas9-based therapeutics.

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

To date, human clinical trials utilizing either in vivo or ex vivo CRISPR/Cas9-based therapeutics, including our clinical trials for NTLA-2001 for transthyretin (“ATTR”) amyloidosis, NTLA-2002 for hereditary angioedema (“HAE”) and NTLA-5001 for acute myeloid leukemia (“AML”), are still at an early stage. In November 2021, we received MHRA approval for an amendment to our approved protocol for NTLA-2001 which enabled us to include patients with ATTR amyloidosis with cardiomyopathy. There is no certainty that the FDA or other similar agencies will continue to apply to all our CRISPR/Cas9 product candidates the same regulatory pathway and requirements it is applying to other in vivo therapies or ex vivo engineered therapeutics. In addition, if any product candidates encounter safety or efficacy problems, development delays, regulatory issues or other problems, our development plans and business could be significantly harmed. Further, competitors that are developing in vivo or ex vivo products with similar technology may experience problems with their product candidates or programs that could in turn cause us to identify problems with our product candidates and programs that would potentially harm our business.

We received IND authorization from the FDA for NTLA-5001 in September 2021 and CTA authorization from the MHRA in November 2021, and we initiated patient screening in a Phase 1/2a study. In addition, we received authorization in October 2021 from the U.K.'s MHRA and New Zealand's MEDSAFE to initiate a Phase 1/2 study evaluating NTLA-2002 for the treatment of adults with HAE, and the first patient was dosed in such clinical trial. We may experience manufacturing delays or other issues that prevent us from executing the first-in-human clinical trials for NTLA-5001 or NTLA-2002 on the timelines we expect. Moreover, we cannot guarantee that the FDA, MHRA, MEDSAFE, or other regulatory authorities will not change their requirements in the future or approve amendments to our INDs or equivalent regulatory filings, including for NTLA-2001, NTLA-2002, or NTLA-5001.

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

Competitors in our efforts to provide genetic therapies to patients can be grouped into at least three sets based on their product discovery platforms:

Our platform and product foci are on the development of therapies using CRISPR/Cas9 gene-editing technology. Genome editing companies focused on CRISPR based technologies include: Beam Therapeutics Inc., Caribou Biosciences, Inc., CRISPR Therapeutics AG, Editas Medicine, Inc., Verve Therapeutics Inc. and ToolGen, Inc.

There are also companies developing therapies using additional gene-editing technologies, which include Allogene Therapeutics, Inc., bluebird bio, Inc., Cellectis S.A., Precision Biosciences, Inc., Sangamo Therapeutics, Inc., Homology Medicines, Inc., Poseida Therapeutics, Inc. and Prime Medicine, Inc.

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

Specific to our NTLA-2001 program, we are aware of other companies that are currently commercializing or developing products used to treat TTR amyloidosis, including Pfizer, Inc., Alnylam Pharmaceuticals, Inc., Ionis Pharmaceuticals, Inc., BridgeBio Pharma Inc. and Novo Nordisk A/S.

Specific to our NTLA-2002 program, we are aware of other companies that are currently commercializing or developing products used to treat hereditary angioedema including Takeda Pharmaceutical Company Limited, BioCryst Pharmaceuticals Inc., Pharming Group N.V., and CSL Limited.

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

From time to time, we may disclose interim data from our clinical trials, such as the interim results of our ongoing Phase 1 study of NTLA-2001. Interim data from clinical trials that have not been completed are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available or as patients from our clinical trials continue other treatments for their disease. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. As a result, interim data should be viewed with caution until we make the final data and analysis available.

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

Inconclusive results, lack of efficacy, adverse events or additional safety concerns in clinical trials that we or others conduct may impede the regulatory approval process or overall market acceptance of our product candidates.

Therapeutic applications of genome editing technologies, and CRISPR/Cas9 in particular, for both in vivo products and ex vivo products, are unproven and must undergo rigorous clinical trials and regulatory review before receiving marketing authorization. If the results of our clinical studies or those of any other third parties, including with respect to genome editing technology or engineered cell therapies, are inconclusive, fail to show efficacy or if such clinical trials give rise to safety concerns or adverse events, we may:

•
be prevented from, or delayed in, obtaining marketing approval for our product candidates;
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
•
be sued; or
•
experience damage to our reputation.

Additionally, our product candidates could potentially cause other adverse events that have not yet been predicted and the potentially permanent nature of genome editing effects, including CRISPR/Cas9’s effects, on genes or novel cell therapies in the organs of the human body may make these adverse events irreversible. The inclusion of critically ill patients in our clinical studies or those of our competitors may result in deaths or other adverse medical events, including those due to other therapies or medications that such patients may be using. Any of these events could prevent us from achieving or maintaining regulatory approval or market acceptance of our product candidates and impair our ability to achieve profitability.

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

We are at an early stage of development and our technology and approach has not yet led, and may never lead, to the approval or commercialization of any of our product candidates, including NTLA-2001 for ATTR amyloidosis, NTLA-2002 for HAE or NTLA-5001 for AML, or for other product candidates being deemed appropriate for clinical development and ultimately approval, including NTLA-3001 for alpha-1 antitrypsin deficiency (“AATD”), by a regulatory agency. Even if we are successful in building our pipeline of product candidates, completing clinical development, establishing the necessary manufacturing processes and capabilities, obtaining regulatory approvals and commercializing product candidates will require substantial additional funding and are subject to the risks of failure inherent in therapeutic product development. Investment in biopharmaceutical product development involves significant risk that any potential product candidate will fail to demonstrate acceptable safety and efficacy profiles, gain regulatory approval, or become commercially viable.

We cannot provide any assurance that we will be able to successfully advance any of our product candidates, including NTLA-2001, NTLA-2002, NTLA-5001 or NTLA-3001, through the entire research and development process. Any of our other programs may show promise, yet fail to yield product candidates for clinical development or commercialization for many reasons. For more information regarding these risks, see the above risk factor section entitled “Risks Related to Clinical Development.”

Even if we obtain regulatory approval of any product candidates, such candidates may not gain market acceptance among physicians, patients, hospitals, third-party payors and others in the medical community.

The use of the CRISPR/Cas9 system to create genome editing-based therapies is a recent development and may not become broadly accepted by patients, healthcare providers, third-party payors and other stakeholders. A variety of factors will influence whether our product candidates are accepted in the market, including, for example:

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
•
the amount of upfront costs or training required for healthcare providers to administer our product candidates;
•
the availability of adequate coverage, reimbursement and pricing by government authorities and other third-party payors;
•
patients’ ability to access healthcare providers capable of delivering our product candidates;
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

Even if our products achieve market acceptance, we may not be able to maintain that market acceptance over time if new products or technologies are introduced that are more favorably received than our products, are more cost effective or render our products obsolete. In addition, adverse publicity due to the ethical and social controversies surrounding the therapeutic in vivo use of CRISPR/Cas9, gene edited modified cells, or other therapeutics mediums, such as viral vectors that we may use in our clinical trials may limit market acceptance of our product candidates. If our product candidates are approved but fail to achieve market acceptance among physicians, patients, hospitals, third-party payors or others in the medical community, we will not be able to generate significant revenue. Our efforts to educate the healthcare providers, patients and third-party payors about our products may require significant resources and may never be successful.

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

The sale, distribution and marketing of human therapeutics and the relationship with healthcare providers are strictly regulated by laws in the U.S. and most other jurisdictions in which we intend to seek approval for our product candidates. In addition, the collection and use of personally identifiable information, including health-related information, is regulated by federal, state and foreign privacy, data security and data protection laws. Failure to comply with these laws could impair our ability to properly sell our product candidates in particular jurisdictions and subject us to liability from private and governmental entities. In addition, addressing these diverse and sometimes contradictory requirements in myriad jurisdictions may necessitate that we expend significant resources on compliance efforts. Any failure to comply with these requirements may leave us exposed to possible enforcement actions and potential liability.

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
•
may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers, and may be broader in scope than their federal equivalents, such as state anti-kickback and false claims laws;
•
require following the pharmaceutical industry’s voluntary compliance guidelines and the federal government’s relevant compliance guidance, or otherwise restrict payments to healthcare providers;
•
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
•
other U.S. states, such as Massachusetts, Nevada, Illinois, Colorado, Virginia, Pennsylvania, Ohio, North Carolina, New Jersey and New York, have enacted and/or are considering laws that impose stringent privacy and/or data security requirements and, most notably, stringent new privacy laws will become effective in Colorado, Virginia and California in 2023; and
•
around the world, many countries have enacted laws that regulate data protection. In the EU and European Economic Area (“EEA”) the collection and use of personal data is regulated by the General Data Protection Regulation (“GDPR”) and the member states’ related data protection and privacy laws, and in the U.K. by its Data Protection Act 2018 and, as of January 1, 2021, the U.K. GDPR (such laws collectively being described as “European Data Protection Law”). Because the European Data Protection Law applies not only to businesses that are established within the EU but also to any business that offers goods or services to individuals in the EU or U.K., it could apply to us. European Data Protection Law imposes strict requirements, including special protections for “sensitive” personal data which includes health and genetic information of individuals in the EU or the U.K.; expanded disclosures about the personal data use; information retention limitations; mandatory data breach notification requirements; and additional oversight obligations relating to third-parties retained to process the personal data. European Data Protection Law grants or enhances the rights of individuals with respect to their personal data, including the rights to object to the processing of the data and request deletion of the same. It also has strict requirements on the transfer of personal data out of the EU or the U.K. to jurisdictions that have not been deemed to offer “adequate” privacy protections, such as the U.S. Failure to comply with the requirements of the European Data Protection Law may result in warning letters, mandatory audits, orders to cease/change the use of data, and financial penalties, including fines of up to 4% of global revenues, or 20,000,000 Euro, whichever is greater. Moreover, data subjects can seek damages for violations, and non-profit organizations can bring claims on behalf of data subjects.

The costs associated with ensuring compliance with these laws, including in particular European Data Protection Law, may be onerous and adversely affect our business, financial condition, results of operations and prospects. Further, due to Brexit, we may have additional costs and operational challenges in complying with the U.K. GDPR and any other developments regulation the transfer between the U.K. and EU. We may also need to rely on multiple third parties to meet these legal requirements, which could result in additional liability for us if they do not comply.

Efforts to ensure that we comply with all applicable healthcare and data privacy laws and regulations, as well as other domestic and foreign legal requirements, will involve substantial costs. It is possible that governmental and enforcement authorities in the U.S. or outside the U.S. will conclude that our business practices do not comply with current or future legal requirements. If any noncompliance actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant civil, criminal and administrative penalties, damages, disgorgement, monetary fines, individual imprisonment, exclusion from participation in federal healthcare programs (such as Medicare and Medicaid), contractual damages, reputational harm, diminished profits and future earnings, and curtailment or restructuring of our operations, as well as additional reporting obligations and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, any of which could adversely affect our ability to operate our business and our results of operations. Any action for violation of these laws, even if successfully defended, could result in significant legal expenses and divert management’s attention from the operation of the business. Prohibitions or restrictions on sales (including importation or exportation) or withdrawal of future marketed products could materially affect business in an adverse way.

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

Third-party payors, whether domestic or foreign, or governmental or commercial, are developing increasingly sophisticated methods of controlling healthcare costs. In the U.S. and certain other jurisdictions, there have been, and are expected to continue to be, a number of legislative and regulatory changes to the healthcare system that could impact our ability to sell our products profitably. In the U.S., however, significant uncertainty exists regarding the provision and financing of healthcare because the newly elected administration and federal legislators have publicly declared their intention to review and potentially significantly modify the current legal and regulatory framework for the healthcare system.

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

Since its enactment, there have been numerous judicial, administrative, executive, and legislative challenges to certain aspects of the ACA and we expect there will be additional challenges and amendments to the ACA in the future. The Tax Cuts and Jobs Act of 2017 (“Tax Act”) includes a provision that decreased the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year, commonly referred to as the “individual mandate,” to $0, effective January 1, 2019. On December 14, 2018, a federal district court in Texas ruled the individual mandate is a critical and inseverable feature of the ACA and, therefore, because it was repealed as part of the Tax Act, the remaining provisions of the ACA are invalid as well. On December 18, 2019, the Fifth Circuit U.S. Court of Appeals (“Fifth Circuit”) held that the individual mandate is unconstitutional, and remanded the case to the lower court to reconsider its earlier invalidation of the full ACA. Following an appeal by certain defendants, on June 17, 2021, the U.S. Supreme Court dismissed the plaintiffs’ challenge to the ACA for lack of standing without specifically ruling on the constitutionality of the ACA, and reversed the Fifth Circuit’s judgment and remanded the case with instructions to dismiss. It is unclear how other healthcare reform measures of the Biden administrations or other efforts, if any, to challenge, repeal or replace the ACA, will impact our business.

Other legislative changes relevant to the healthcare system have been adopted in the U.S. since the Affordable Care Act was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013, and, due to subsequent legislative amendments, will remain in effect through 2030 unless additional Congressional action is taken. However, pursuant to the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) and subsequent legislation, the Medicare sequester reductions under the Budget Contract Act of 2011 have been suspended from May 1, 2020 through December 31, 2021 due to the COVID-19 pandemic. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers, cancer centers and other treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

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

There have been, and likely will continue to be, legislative and regulatory proposals at the foreign, federal and state levels directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. As indicated previously, significant uncertainty exists regarding the future scope and effect of current healthcare legislation and regulations because of recent changes in U.S. executive and legislative branches, and elected officials’ public declarations of their intention to significantly modify or repeal the current legislative framework. We cannot predict the initiatives that may be adopted in the future, any of which could limit or modify the amounts that foreign, federal and state governments as well as private payors, including patients, will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

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

Further, certain of our product candidates may require components that are unavailable or difficult to acquire or manufacture at the necessary scale and in compliance with regulatory requirements to support our clinical trials or, if approved, commercial efforts. In addition, we rely on third-party contract manufacturing organizations (“CMOs”) to manufacture these components and the final product candidates. We may not have full control of these CMOs and they may prioritize other customers or be unable to provide us with enough manufacturing capacity to meet our objectives. Even if we decide to manufacture the product candidates or their components ourselves, we may face extremely high costs and long timelines to build and maintain manufacturing facilities. Further, we may rely on CMOs outside the U.S. for certain components of our product candidates, and may be subject to importation regulations that may affect our ability to manufacture or increase the cost of our product candidates.

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

We are increasingly dependent upon information technology systems, infrastructure, and data to operate our business. In the ordinary course of business, we collect, store, and transmit large amounts of confidential information (including but not limited to intellectual property such as trade secrets, proprietary business information, and personal information). It is critical that we do so in a secure manner to maintain the confidentiality and integrity of such confidential information. We also have outsourced elements of our operations to third parties, and as a result we manage a number of third-party vendors who may or could have access to our confidential information. Our third-party collaborators, vendors and service providers (including our CMOs and CROs) also have access to large amounts of confidential information relating to our operations, including our research and development efforts. The size and complexity of our information technology systems, and those of third-party vendors, service providers and collaborators, and the large amounts of confidential information stored on those systems, make such systems potentially vulnerable to service interruptions or systems failures, or to security breaches from inadvertent or intentional actions by our employees, third-party vendors, service providers, collaborators, and/or business partners, or from cyber-attacks by malicious third parties.

In addition to such risks, the adoption of new technologies may also increase our exposure to cybersecurity breaches and failures. Further, having a significant portion of our workforce working from home for extended periods of time due to the COVID-19 pandemic puts us at greater risk of cybersecurity attacks. Cyber-attacks are increasing in their frequency, sophistication, and intensity, and have become increasingly difficult to detect. Cyber-attacks could include the deployment of harmful malware, denial-of-service attacks, social engineering, “phishing” scams, ransomware, network security breaches, and other means to affect service reliability and threaten the confidentiality, integrity, and availability of information. Certain of our service providers have been subject to such attacks and our company or our service providers may be impacted by such attacks in the future. Significant disruptions of these information technology systems or security breaches could adversely affect our business operations and/or result in the loss, misappropriation, and/or unauthorized access, use, or disclosure of, or the prevention of access to, confidential information (including but not limited to trade secrets or other intellectual property, proprietary business information, and personal information), and could result in financial, legal, business, and reputational harm to us and would adversely affect our operations, including our discovery and research and development programs. For example, any such event that leads to unauthorized access, use, or disclosure of personal information, including personal information regarding our employees or current or future clinical trial participants, could harm our reputation, require us to comply with federal and/or state breach notification laws and foreign law equivalents (such as the GDPR or the U.K.’s Data Protection Act), and otherwise subject us to liability, including financial penalties and fines, under laws and regulations that protect the privacy and security of personal information. Also, the loss of preclinical or clinical trial data from completed or future preclinical or clinical trials, respectively, could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, our competitive position could be harmed and the further development and commercialization of our product candidates could be delayed. Security breaches and other inappropriate access can be difficult to detect, and any delay in identifying them may lead to increased harm of the type summarized and described above. While we have implemented security measures to protect our information technology systems and infrastructure, there is no assurance that such measures will prevent service interruptions or security breaches that could adversely affect our business.

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

As social media continues to expand, it also presents us with new risks and challenges. Social media is increasingly being used to communicate information about us, our programs and the diseases our therapeutics are being developed to treat. Social media practices in the pharmaceutical and biotechnology industries are evolving, which creates uncertainty and risk of noncompliance with regulations applicable to our business. For example, patients may use social media platforms to comment on the effectiveness of, or adverse experiences with, a product or a product candidate, which could result in reporting obligations or other consequences. Further, the accidental or intentional disclosure of non-public information by our workforce or others through media channels could lead to information loss. In addition, there is a risk of inappropriate disclosure of sensitive information or negative or inaccurate posts or comments about us, our products, or our product candidates on any social media platform. The immediacy of social media precludes us from having real-time control over postings made regarding us via social media, whether matters of fact or opinion. Our reputation could be damaged by negative publicity or if adverse information concerning us is posted on social media platforms or similar mediums, which we may not be able to reverse. If any of these events were to occur or we otherwise fail to comply with applicable regulations, we could incur liability, face restrictive regulatory actions or incur other harm to our business including quick and irreversible damage to our reputation, brand image and goodwill.

Risks Related to the COVID-19 Pandemic

Business interruptions resulting from the COVID-19 outbreak or similar public health crises could delay or cause a disruption of the development of our product candidates and adversely impact our business.

Public health crises, such as pandemics or similar outbreaks, could adversely impact our business. The current COVID-19 pandemic has continuously evolved, and to date has led to the implementation of various responses, including government-imposed quarantines, travel restrictions and other public health safety measures, as well as reported adverse impacts on healthcare resources, facilities and providers, in Massachusetts, across the U.S. and in other countries. The U.S. government, as well as certain foreign governments, have imposed restrictions on travel to or from the U.S. and other jurisdictions, which may delay or prevent us from conducting our business in a timely and efficient manner. The extent to which COVID-19 impacts our operations or those of our third-party partners will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, the identification of new variants of the virus, additional or modified government actions, new information that will emerge concerning the severity and impact of COVID-19 and the actions to contain COVID-19 or address its impact in the short and long term, among others.

Additionally, completion of our clinical trials for NTLA-2001 for ATTR amyloidosis, NTLA-2002 for HAE and NTLA-5001 for AML as well as timely completion of preclinical activities and initiation of planned clinical trials for other product candidates, such as NTLA-3001 for AATD, is dependent upon the availability of, for example, preclinical and clinical trial sites, researchers and investigators, regulatory agency personnel, and materials, which may be adversely affected by global health matters, such as pandemics. We plan to conduct preclinical activities and clinical trials for our investigational drug product candidates in geographies that are currently being affected by COVID-19.

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
•
interruption, delays or backlogs in the operations of the FDA, MHRA and comparable domestic and foreign regulatory agencies, which may impact review, inspection, authorization and approval timelines;
•
interruption in global shipping affecting the transport of clinical trial materials, such as patient samples, investigational drug product candidates and conditioning drugs, raw materials and other supplies used in our prospective clinical trials;
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

We are not profitable and have incurred losses in each period since our inception. Our net loss was $81.2 million for the three months ended December 31, 2021. As of December 31, 2021, we had an accumulated deficit of $703.0 million. We expect these losses to increase as we continue to incur significant research and development and other expenses related to our ongoing operations, seek regulatory approvals for our future product candidates, scale-up manufacturing capabilities, maintain, expand and protect our intellectual property portfolio and hire additional personnel to support the development of our product candidates and to enhance our operational, financial and information management systems. Although we believe that our cash, cash equivalents, and marketable securities will enable us to fund our operating and capital expenditure requirements at least through the next twenty four months, we cannot predict the impact of the COVID-19 pandemic on future results of operations and financial condition due to a variety of factors, including the health of our employees, the ability of suppliers to continue to operate and deliver, the ability of Intellia to maintain operations, continued access to transportation resources, any further government and/or public actions taken in response to the pandemic and ultimately the length of the pandemic. We expect to finance our operations through a combination of collaboration revenue, equity or debt financings or other sources, which may include collaborations with third parties. Given the impact of COVID-19 on the U.S. and global financial markets, we may be unable to access further equity or debt financing when needed.

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

Risks Related to Our Reliance on Third Parties

Risks Related to Our Reliance on Collaboration Partners

Our technological advancements and any potential for revenue may be derived in part from our collaborations, including, for example, with Regeneron and AvenCell, and if the collaboration or co-development agreements related to a material collaboration were to be terminated or materially altered in an adverse manner, our business, financial condition, results of operations and prospects would be harmed.

We rely on strategic collaborations to advance our technology and co-develop products that we plan to co-commercialize. If our collaboration partner in a material collaboration fails to develop, obtain regulatory approval for or ultimately commercialize any product candidate from the development programs governed by the respective collaboration agreements, including, e.g., a co-development or co-commercialization agreement, or breaches or terminates our collaboration with it, our business, financial condition, results of operations and prospects could be harmed. In addition, any material alteration, in an adverse manner, of any material collaboration agreement, or dispute or litigation proceedings we may have related to a material collaboration in the future could delay development programs, create uncertainty as to ownership of or access to intellectual property rights, distract management from other business activities and generate substantial expense.

As described within the “Collaborations and Other Arrangements” section of this Form 10-K, we have entered into co-development and co-promotion (“Co/Co”) arrangements with Regeneron and AvenCell Therapeutics, Inc. (“AvenCell”). Either Regeneron or AvenCell may change its strategic focus or pursue alternative technologies in a manner that results in reduced, delayed or no revenue to us under these arrangements. For example, Regeneron has a variety of marketed products and product candidates either by itself or with other companies, including some of our competitors. In addition, the corporate objectives of our collaborators, such as Regeneron or AvenCell, may not be consistent with our best interests. Regeneron or AvenCell may change its position regarding its participation and funding of our joint activities, which may impact our ability to successfully pursue those programs.

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

As part of our business strategy, we may pursue acquisitions or licenses of assets or acquisitions of businesses, or disposition of assets or technologies. For example, in February 2022, we announced the acquisition of Rewrite in order to add additional capabilities to our growing platform. We also may pursue strategic alliances and joint ventures that leverage our core technology and industry experience. If we decide to collaborate with other companies to discover, develop and commercialize therapeutic products, we face significant competition in seeking appropriate collaborators because, for example, third-parties have comparable rights to the CRISPR/Cas9 system or similar genome editing technologies. In addition, we have limited experience with acquiring, disposing of or licensing assets or forming strategic alliances and joint ventures. Our ability to reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. If we are unable to reach agreements with suitable collaborators on a timely basis, on acceptable terms, or at all, we may have to curtail, delay or abandon discovery efforts or development programs, and the development, manufacture or commercialization of a product candidate, or increase our expenditures and undertake these activities at our own expense. If we elect to fund and undertake discovery, development, manufacturing or commercialization activities on our own, we may need to obtain additional expertise and additional capital, which may not be available to us on acceptable terms or at all. If we fail to enter into collaborations and do not have sufficient funds or expertise to undertake the necessary discovery, development, manufacturing and commercialization activities, we may not be able to further develop our product candidates, manufacture the product candidates, bring them to market or continue to develop our technology and our business may be materially and adversely affected. Furthermore, we may not identify or complete these transactions in a timely manner, on a cost-effective basis, or at all, and we may not realize the anticipated benefits of any acquisition, license, strategic alliance or joint venture.

Risks Related to AvenCell

We launched a new company, AvenCell, alongside Cellex Cell Professionals GmbH and Blackstone Life Sciences Advisors L.L.C. We are exposed to risks associated with the launch of the new company and may not realize the advantages we expect from it.

In July 2021, we launched AvenCell alongside Cellex Cell Professionals GmbH (“Cellex”) and Blackstone Life Sciences Advisors L.L.C. (“BXLS”) (the “AvenCell Launch”). AvenCell acquired GEMoaB GmbH (“GEMoaB”), a wholly-owned subsidiary of Cellex. AvenCell combines GEMoaB’s clinical-stage universal CAR-T program and platforms with our allogeneic universal cell engineering platform. In connection with the AvenCell Launch, we entered into a license and collaboration agreement with AvenCell (the “AvenCell License”), under which we will collaborate to develop allogeneic universal CAR-T cell therapies, as well as a co-development and co-funding agreement (the “AvenCell Co/Co Agreement”) to develop allogeneic universal CAR-T cell products targeted to a particular undisclosed immuno-oncology therapeutic target. AvenCell may not be successful in the timeframe we expect, or at all. In addition, if AvenCell fails to develop, obtain regulatory approval for or ultimately commercialize any product candidate from its development programs, including those governed by the respective AvenCell License or AvenCell Co/Co Agreement, or breaches or terminates such agreements, our business, financial condition, results of operations and prospects could be harmed.

Additionally, we, BXLS, and Cellex (and certain related entities) each have equal ownership of AvenCell and therefore share control over portions of the operations of AvenCell. Because of our minority ownership in AvenCell, we have a lesser degree of control over its business operations, thereby potentially increasing the financial, legal, operational and compliance risks Intellia may face in the future. In addition, we may be dependent on controlling shareholders or management of AvenCell who may have business interests, strategies or goals that are inconsistent with ours. These risks include the possibility that AvenCell, BXLS or Cellex has economic or business interests or goals that are or become inconsistent with our economic or business interests or goals; is in a position to take action contrary to our instructions, requests, policies or objectives; subjects us to unexpected liabilities or risks; takes actions that reduce our return on investment; acts in a manner that compromises our key licensed rights, or important IP or other rights that we own or license; or takes actions that harm our reputation or restrict our ability to run our business. Furthermore, as a result of our ownership in AvenCell, we may be required to include AvenCell’s financial information in our consolidated financial results. We have not previously included a minority-owned subsidiary in our financial statements and therefore are subject to increased risk in accurately representing and incorporating AvenCell’s financial statements into our own, which could result in delayed filings with the SEC and the finding of a material or significant weakness, among others. This could result in harmful consequences to our business, including an adverse reaction in the financial markets due to a loss of confidence in the reliability of our consolidated financial statements.

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

If any CMO with whom we contract fails to perform its obligations, we may be forced to enter into an agreement with a different CMO, which we may not be able to do on reasonable terms, if at all. In such scenario, our clinical trials supply could be delayed significantly as we establish alternative supply sources. In some cases, the technical skills required to manufacture our product candidates may be unique to the original CMO and we may have difficulty transferring such skills to a back-up or alternate supplier, or we may be unable to transfer such skills at all. In addition, if we are required to change CMOs for any reason, we will be required to verify that the new CMO maintains facilities and procedures that comply with quality standards and with all applicable regulations. We will also need to verify, such as through a comparability study, that any new manufacturing process will produce our product candidate according to the specifications previously submitted to the FDA or another regulatory authority. The delays associated with the verification of a new CMO could negatively affect our ability to develop product candidates or commercialize our products in a timely manner. In addition, changes in manufacturers often involve changes in manufacturing procedures and processes, which could require that we conduct bridging studies between our prior clinical supply used in our clinical trials and that of any new manufacturer. We may be unsuccessful in demonstrating the comparability of clinical supplies which could require the conduct of additional clinical trials.

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

We currently rely, and expect to continue to rely heavily on third parties over the course of our preclinical studies and clinical trials and, as a result, will have limited control over the clinical investigators and other service providers, and limited visibility into their day-to-day activities, including with respect to their compliance with the approved clinical protocol and other legal, regulatory and scientific standards. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol and legal, regulatory and scientific standards, and our reliance on third parties does not relieve us of our legal responsibilities. We and these third parties are required to comply with good clinical practice (“GCP”), which are regulations and guidelines enforced by the FDA, EMA and comparable foreign regulatory authorities for product candidates in clinical development. Regulatory authorities enforce these GCP requirements through periodic inspections of trial sponsors, clinical investigators and trial sites. If we or any of these third parties fail to comply with applicable GCP requirements, the clinical data generated in our clinical trials may be deemed unreliable and the relevant regulatory authorities may require us to suspend or terminate these trials or perform additional preclinical studies or clinical trials before approving our marketing applications. We cannot be certain that, upon inspection, such regulatory authorities will determine that any of our clinical trials comply with the GCP requirements. In addition, our clinical trials must be conducted with product produced under cGMP, and in certain cases, cGTP, requirements and may require a large number of test patients.

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

We are highly dependent on the research and development, clinical, legal, financial and business development expertise of John M. Leonard, M.D., our President and Chief Executive Officer, Glenn Goddard, our Executive Vice President, Chief Financial Officer and Treasurer, David Lebwohl, our Executive Vice President and Chief Medical Officer, James Basta, our Executive Vice President, General Counsel and Corporate Secretary, Laura Sepp-Lorenzino, our Executive Vice President and Chief Scientific Officer, Eliana Clark, our Executive Vice President and Chief Technical Officer and Derek Hicks, our Executive Vice President and Chief Business Officer, as well as the other principal members of our management, scientific and clinical teams. Although we have entered into employment arrangements with our executive officers, each of them may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees.

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

Other non-regulatory entities may impact the regulatory agencies and ethics committees’ evaluation and approval decision regarding our product candidates. For example, in December 2018, the World Health Organization (“WHO”) established the Expert Advisory Committee on Developing Global Standards for Governance and Oversight of Human Genome Editing. While the standards are expected to focus primarily on germline modifications, the guidelines could impact somatic cell editing research programs, such as ours. In March 2019, the WHO Expert Advisory Committee recommended initiating the first phase of a new global registry (the “Registry”) to track research on human genome editing. Accepting this recommendation, the WHO announced plans in August 2019 for an initial phase of the registry using the International Clinical Trials Registry Platform (“ICTRP”). This phase will include worldwide registries for both somatic cell editing and germline editing clinical trials. Although registration of these clinical trials in the WHO’s Registry currently is voluntary, failure to register could impact the evaluation by the regulators and ethics committees. In July 2021, the WHO Expert Advisory Committee issued recommendations and a governance framework for human genome editing research intended for the international, regional, national and institutional level. For example, the WHO recommended that: clinical trials using somatic human genome editing technologies be reviewed and approved by the appropriate research ethics committee before inclusion in its Registry; basic and preclinical gene editing research also be included in a registry; somatic or germline human genome editing research should only take place in jurisdictions with domestic policy and oversight mechanisms; and relevant patent holders help ensure equitable access to human genome editing interventions. We cannot predict the impact of the WHO’s current and future recommendations, or any policies or actions that ethics committees or regulatory agencies may take in response to such recommendations, on our research, clinical and business plans and results.

Patient enrollment is a significant factor in the timing of clinical trials and is affected by many factors, including willingness of physicians to use an experimental therapy, the availability of existing treatments, the trial’s geographic locations and the number of patients in each geographic location. In addition, our ability to enroll and dose patients may be delayed by the regulatory authority as well as, the IRB or another ethics committee (whether local or national). For example, as set forth in the National Institutes of Health (“NIH”) Guidelines for Research Involving Recombinant or Synthetic Nucleic Acid Molecules (“NIH Guidelines”), gene therapy clinical trials are also subject to review and oversight by an institutional biosafety committee (“IBC”), a local institutional committee that reviews and oversees research utilizing recombinant or synthetic nucleic acid molecules at that institution. Before a clinical trial can begin at any institution, that institution’s IRB and its IBC assesses the safety of the research and identifies any potential risk to public health or the environment. While the NIH Guidelines are not mandatory unless the research in question is being conducted at or sponsored by institutions receiving NIH funding of recombinant or synthetic nucleic acid molecule research, many companies and other institutions not otherwise subject to the NIH guidelines voluntarily follow them. Further, a clinical trial may be suspended or terminated by us, the relevant IRBs or ethics committees of the trial’s DSMB, or the FDA or other regulatory authorities due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product candidate, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. If we experience termination of, or delays in the completion of, any clinical trial of product candidates, the commercial prospects for our product candidates will be harmed, and our ability to generate product revenue will be impaired. In addition, any delays in completing any clinical trials will increase our costs, slow down our product development and approval process and jeopardize our ability to commence product sales and generate revenue.

We have received orphan drug designation for NTLA-2001 and may in the future seek orphan drug designation for some of our other product candidates, but we may be unable to obtain such designations or to maintain the benefits associated with orphan drug status, including market exclusivity, which may cause our revenue, if any, to be reduced.

Regulatory authorities in some jurisdictions, including the U.S. and Europe, may in response to a request from the sponsor designate products for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may grant orphan drug designation to a product intended to treat a rare disease or condition, defined as a disease or condition with a patient population of fewer than 200,000 in the U.S., or a patient population of 200,000 or more in the U.S. when there is no reasonable expectation that the cost of developing and making available the product in the U.S. will be recovered from sales in the U.S. for that product. Orphan drug designation must be requested before submitting a BLA. In the U.S., orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers. After the FDA grants orphan drug designation, the generic identity of the product and its potential orphan use are disclosed publicly by the FDA. In the EU, a medicinal product may be designated as orphan if (1) it is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition; (2) either (a) such condition affects no more than five in 10,000 persons in the EU when the application is made, or (b) it is unlikely that the product, without the benefits derived from orphan status, would generate sufficient return in the EU to justify the necessary investment in its development; and (3) there exists no satisfactory method of diagnosis, prevention or treatment of such condition authorized for marketing in the EU, or if such a method exists, the product will be of significant benefit to those affected by the condition. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

Generally, if a product with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes the approval of another marketing application for the same drug for the same indication for that time period. The applicable period is seven years in the U.S. and ten years in the EU. Orphan drug exclusivity may be lost if the FDA or the EMA determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition. In addition, the FDA can subsequently approve a marketing application for the same drug, or a product with the same active moiety, for treatment of the same disease or condition if it concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care. Similarly, the EMA may grant a marketing authorization to a similar medicinal product for the same indication as an authorized orphan product at any time if it is established that the second product, although similar, is safer, more effective or otherwise clinically superior to the authorized product. The FDA and EMA also can approve a different drug for the same orphan indication, or the same drug for a different indication, during the orphan exclusivity period.

We have received orphan drug designation for NTLA-2001 for the treatment of TTR amyloidosis. We may seek orphan drug designation for some of our other product candidates in orphan indications in which there is a medically plausible basis for the use of these product candidates. Even where we obtain orphan drug designation, exclusive marketing rights in the U.S. may be limited if we seek approval for an indication broader than the orphan designated indication and may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition. In addition, although we intend to seek orphan drug designation for other product candidates, we may never receive such designations.

The FDA may reevaluate the Orphan Drug Act and its regulations and policies. We do not know if, when, or how the FDA may change the orphan drug regulations and policies in the future, and it is uncertain how any changes might affect our business. Depending on what changes the FDA may make to its orphan drug regulations and policies, our business could be adversely impacted.

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

The U.K.’s withdrawal from the EU, or Brexit, became effective on January 31, 2020. EU laws, including pharmaceutical laws, continued to apply in the U.K. during a transitional period, which ended on December 31, 2020. On December 24, 2020, the U.K. and EU signed an EU-U.K. Trade and Cooperation Agreement (“TCA”), which became provisionally applicable on January 1, 2021 and has been formally applicable since May 1, 2021. Although this agreement is comprehensive and provides some details on how aspects of the U.K. and EU’s relationship regarding medicinal products will operate, particularly in relation to GMP, it does not cover many areas of regulation pertinent to the biopharmaceutical industry, so many complexities remain. Many of the regulations that now apply in the U.K. following the transition period (including financial laws and regulations, tax, intellectual property rights, data protection laws, supply chain logistics, environmental, health and safety laws and regulations, medicine approval and regulations, immigration laws and employment laws), will likely be amended in future as the U.K. determines its new approach, which may result in significant divergence from EU regulations. This lack of clarity on future U.K. laws and regulations and their interaction with the EU laws and regulations increases our regulatory burden of operating in and doing business with both the U.K. and the EU.

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

We may also face new regulatory costs and challenges that could have an adverse effect on our operations as a result of Brexit. Since the regulatory framework in the U.K. covering quality, safety and efficacy of medicinal products, clinical trials, marketing authorization, commercial sales and distribution of medicinal products is derived from EU directives and regulations, Brexit could materially impact the future regulatory regime with respect to the approval of any of our future product candidates in the U.K., because U.K. legislation has the potential to diverge from EU legislation. For instance, Great Britain is no longer covered by the centralized procedure for obtaining EEA-wide marketing authorizations from the EMA for medicinal products and a separate process for authorization of drug products is required in the U.K. for Northern Ireland only under the Northern Ireland Protocol between the EU and the U.K., where the EU regulatory framework will continue to apply in Northern Ireland and centralized EU authorizations will continue to be recognized in Northern Ireland only. For a period of two years from January 1, 2021, the U.K.'s MHRA may rely on a decision taken by the European Commission on the approval of a new marketing authorization in the centralized procedure, in order to more quickly grant a new U.K. marketing authorization, however a separate application will still be required. Any delay in obtaining, or an inability to obtain, any regulatory approvals, as a result of Brexit or otherwise, would delay or prevent us from commercializing our current or future product candidates in the U.K. and could restrict our ability to generate revenue from that market.

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

Given that we are conducting clinical trials in the U.K. and EU, and our current and future requests for approval to conduct clinical trials are in the U.K., EU and other jurisdictions outside the U.S., we are and may be subject to additional privacy laws. For example, European Data Protection Law applies extraterritorially, and we are subject to the European Data Protection Law because of data processing activities that involve the personal data of individuals in the EU or the U.K. in connection with EU or U.K. clinical trials. As discussed above, the GDPR regulates the processing of personal data of data subjects in the EU or the U.K. by imposing a broad range of strict requirements on companies subject to the GDPR, including requirements relating to having legal bases for processing personal data and transferring such information outside the EU or the U.K., including to the U.S., providing robust disclosures to individuals regarding the processing of their personal data, keeping personal data secure, having data processing agreements with third parties who process personal data, responding to individuals’ requests to exercise their rights in respect of their personal data, reporting security breaches involving personal data to the competent national data protection authority and affected individuals, appointing data protection officers, conducting data protection impact assessments, and record-keeping. In the event of non-compliance with the GDPR, we could be subject to substantial fines and other penalties, including fines of up to 10,000,000 Euros or up to 2% of our total worldwide annual turnover for certain comparatively minor offenses, or up to 20,000,000 Euros or up to 4% of our total worldwide annual turnover for more serious offenses. We face uncertainty as to the exact interpretation of the new requirements and we may be unsuccessful in implementing all measures required by data protection authorities or courts in interpretation of the law.

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

Numerous U.S. and foreign issued patents and pending patent applications owned by third parties exist in the fields in which we are developing our product candidates and in areas potentially related to components and methods we use or may use in our research and development efforts. As industry, government, academia and other biotechnology and pharmaceutical research expands and more patents are issued, the risk increases that our product candidates may give rise to claims of infringement of the patent rights of others. Our development candidates are complex and may include multiple components such as Cas9 protein or messenger RNA encoding Cas9 protein, guide RNAs (“gRNA”), targeting molecules, or formulation components such as lipids. We cannot guarantee that any of these components of our technology, processes, future product candidates or the use of such product candidates do not infringe third-party patents. It is also possible that we have failed to identify relevant third-party patents or applications. Because patent rights are granted jurisdiction-by-jurisdiction, our freedom to practice certain technologies, including our ability to research, develop and commercialize our product candidates, may differ by country.

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

Similarly, on October 17, 2018, we initiated an arbitration proceeding with JAMS against Caribou asserting that Caribou violated the terms and conditions of the Caribou License, as well as other contractual and legal rights, by using and seeking to license to third parties technology covered by two patent families (described in, for instance, PCT No. PCT/US2016/015145 and PCT No. PCT/US2016/064860, and related patents and applications) relating to specific structural or chemical modifications of gRNAs, that were purportedly invented or controlled by Caribou, in our exclusive human therapeutic field. Caribou asserted that the two families of IP are outside our exclusive license rights under the Caribou License.

On September 26, 2019, we announced that the arbitration panel issued an interim award concluding that both the structural and chemical gRNAs modification technologies were exclusively licensed to us by Caribou under the Caribou License. After concluding that the chemical modification technology was within the scope of our exclusive license from Caribou, the arbitration panel nevertheless noted that its decision could delay or otherwise adversely impact the development of these modified gRNAs as human therapeutics. It also noted that we currently are not using these modified gRNAs in any of our active programs. Thus, solely with respect to the particular modified gRNAs, the arbitration panel stated that it will declare that Caribou has an equitable “leaseback,” which it described as exclusive, perpetual and worldwide.

On June 16, 2021, we executed a Leaseback agreement with Caribou, which settled the arbitration with Caribou. Under the Leaseback agreement, in exchange for an upfront payment, potential future regulatory and sales milestones, and single-digit royalties payable by Caribou to us, we have agreed to leaseback or sublicense certain CRISPR/Cas9 intellectual property, including our chemical gRNA modification technology and foundational CRISPR/Cas9 intellectual property, to Caribou so that it can develop and commercialize CB-010. Caribou also will be responsible for any payments required in respect of our in-licensed intellectual property, such as the foundational CRISPR/Cas9 intellectual property. Under the Leaseback agreement, Caribou will be able to compete with us (or our licensees) in the development of CAR-T cell human therapeutics directed at CD19, which could adversely affect our business.

Third parties could assert that UC/Vienna/Charpentier do not have rights to the CRISPR/Cas9 technology, including inventorship and ownership rights to currently issued or allowable patents, or that any rights owned by UC/Vienna/Charpentier are limited. If such third parties were found to have rights to the CRISPR/Cas9 technology, we could be required to obtain rights from such parties or cease our development and commercialization efforts. For example, under our sublicense from Caribou, we have rights to patent applications owned by UC/Vienna Charpentier covering certain aspects of CRISPR/Cas9 systems to edit genes in eukaryotic cells, including human cells (collectively, the “UC/Vienna/Charpentier eukaryotic patent family”). The Broad Institute, Massachusetts Institute of Technology, the President and Fellows of Harvard College and the Rockefeller University (collectively, the “Broad Institute”) co-own patents and patent applications that also claim CRISPR/Cas9 systems to edit genes in eukaryotic cells (collectively, the “Broad Institute patent family”). Because the respective owners of various UC/Vienna/Charpentier patent applications and the Broad Institute patent family both allege owning intellectual property claiming overlapping aspects of CRISPR/Cas9 systems and methods to edit genes in eukaryotic cells, including human cells, our ability to market and sell CRISPR/Cas9-based human therapeutics may be adversely impacted depending on the scope and actual ownership over the inventions claimed in the competing patent portfolios. On June 25, 2019, the Patent Trial and Appeal Board (“PTAB”) of the U.S. Patent and Trademark Office (“USPTO”) declared an interference between the UC/Vienna/Charpentier eukaryotic patent family and the Broad Institute patent family to determine which research group first invented the use of the CRISPR/Cas9 technology in eukaryotic cells and, therefore, is entitled to the patents covering the invention. On August 26, 2019, the PTAB redeclared the interference to include additional UC/Vienna/Charpentier patent applications covering the invention that had also been found allowable by the USPTO. On September 10, 2020, the PTAB issued an order that, among other matters, advanced the proceeding to the priority phase, where both UC/Vienna/Charpentier, which will have the burden of proof, and the Broad Institute will present their respective evidence seeking to prove that they, invented first. As of December 31, 2021, the interference involves 14 allowable patent applications from the UC/Vienna/Charpentier eukaryotic patent family and 13 patents and one patent application from the Broad Institute patent family.

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

We are dependent on patents, know-how and proprietary technology, both our own and licensed from others, including Caribou, Novartis, Regeneron and Ospedale San Raffaele (“OSR”). Any termination of these licenses, loss by our licensors of the rights they receive from others, diminution of our rights or those of our licensors, or a finding that such intellectual property lacks legal effect, could result in the loss of significant rights and could harm our ability to commercialize any product candidates. For example, UC/Vienna could challenge Caribou’s rights under their agreement, including Caribou’s right to sublicense its rights to others, such as Intellia, and on what terms such a sublicense would be granted, each of which could adversely impact our rights under our agreement with Caribou. Similarly, Caribou or other licensors, or other third parties from which we derive rights, could challenge the scope of our licensed rights or fields under our license agreement, which could adversely impact our exclusive rights to use CRISPR/Cas9 technology in our human therapeutics field.

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

Under our current and future license agreements, we may be required to pay milestones and royalties based on our revenues, including sales revenues of our products, utilizing the technologies licensed or sublicensed from third parties, including Caribou, OSR and Rewrite, and these milestones and royalty payments could adversely affect our ability to research, develop and obtain approval of product candidates, as well as the overall profitability for us of any products that we may seek to commercialize. In order to maintain our license rights under these license agreements, we will need to meet certain specified milestones, subject to certain cure provisions, in the development of our product candidates. Further, our licensors (or their licensors) or licensees may dispute the terms, including amounts, that we are required to pay under the respective license agreements. If these claims were to result in a material increase in the amounts that we are required to pay to our licensors, or in a claim of breach of the license, our ability to research, develop and obtain approval of product candidates, or to commercialize products, could be significantly impaired.

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

The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our owned and licensed patents may be challenged in the courts or patent offices in the U.S. and abroad. There is a substantial amount of litigation as well as administrative proceedings for challenging patents, including interference, derivation, reexamination, and other post-grant proceedings before the USPTO and oppositions and other comparable proceedings in foreign jurisdictions, involving patents and other intellectual property rights in the biotechnology and pharmaceutical industries, and we expect this to be true for the CRISPR/Cas9 space as well. Indeed, a number of third parties have filed oppositions challenging the validity, and seeking the revocation, of several CRISPR/Cas9 genome editing patents granted to UC/Vienna/Charpentier by the European Patent Office (“EPO”). To date, UC/Vienna/Charpentier have successfully defended before the EPO’s opposition division the validity of their first European patent, which covers compositions comprising Cas9 and single gRNA molecules, as well as methods of editing DNA in vitro or ex vivo using Cas9 and single gRNAs. The opponents to this patent have appealed the decision of the EPO’s opposition division. If UC/Vienna/Charpentier fail in defending the validity of its first European patent, we may lose valuable intellectual property rights, such as the right to exclude others from using such intellectual property. Such an outcome could have a material adverse effect on our business in Europe. Similarly, third parties are opposing the other patents issued by the EPO to UC/Vienna/Charpentier, including their second European patent that was recently revoked by the EPO’s opposition division, a decision that UC/Vienna/Charpentier have appealed. Although the claims of these other patents are more limited in scope compared to the first European patent, the inability to defend their respective validity could result in loss of valuable rights. In addition, since the passage of the America Invents Act in 2013, U.S. law also provides for other procedures to challenge patents, including inter partes reviews and post-grant reviews, that add uncertainty to the possibility of challenge to our developed or licensed patents and patent applications in the future. Furthermore, for U.S. applications in which all claims are entitled to a priority date before March 16, 2013, an interference proceeding can be provoked by a third-party or instituted by the USPTO to determine who was the first to invent any of the subject matter covered by the patent claims of our applications. See the above risk factor titled “Third-party claims of intellectual property infringement against us, our licensors or our collaborators may prevent or delay our product discovery and development efforts.”

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

In addition to the protection afforded by patents, we seek to rely on trade secret protection and confidentiality agreements to protect our proprietary and confidential information. We also utilize proprietary processes for which it would be difficult to enforce patents. In addition, other elements of our product discovery and development processes involve proprietary know-how, information, or technology that is not covered by patents. Trade secrets, however, may be difficult to protect. We seek to protect our proprietary processes, in part, by entering into confidentiality agreements with our employees, consultants, outside scientific advisors, contractors, and collaborators, and we also rely on national and state laws requiring our directors, employees, contractors and collaborators to protect our proprietary information. Although we use reasonable efforts to protect our trade secrets, our employees, consultants, outside scientific advisors, contractors, and collaborators might intentionally or inadvertently disclose our trade secret information to competitors. In addition, competitors may otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. Furthermore, the laws of some foreign countries do not protect proprietary rights to the same extent or in the same manner as the laws of the U.S. As a result, we may encounter significant problems in protecting and defending our intellectual property both in the U.S. and abroad. If we are unable to prevent unauthorized material disclosure of our intellectual property to third parties, or misappropriation of our intellectual property by third parties, we may not be able to establish or maintain a competitive advantage in our market, which could materially adversely affect our business, operating results, and financial condition. Our trade secrets and other confidential information of ours may also be exposed through cybersecurity attacks, ransomware attacks, and other hacking attempts directed at our information technology systems and those of our employees, consultants, outside scientific advisors, contractors, vendors and collaborators. For more information, please see the risk factor section entitled “Risks Related to Data and Privacy”.

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

As of December 31, 2021, our executive officers, directors, 5% or greater stockholders and their affiliates beneficially owned approximately 34.1% of our outstanding voting stock. These stockholders may have the ability to influence us through their ownership positions. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to control elections of directors or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

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

On August 23, 2019, we filed a Registration Statement on Form S-3, as amended (the “2019 Shelf”) with the SEC, which was declared effective on September 12, 2019 (File No. 333-233448) in relation to the registration of common stock, preferred stock, debt securities, warrants and units of any combination thereof. We also simultaneously entered into an Open Market Sale Agreement (the “2019 Sale Agreement”) with the Sales Agent, to provide for the offering, issuance and sale of up to an aggregate amount of $150.0 million of our common stock from time to time in “at-the-market” offerings under the 2019 Shelf and subject to the limitations thereof. We will pay to the Sales Agent cash commissions of 3.0% of the gross proceeds of sales of common stock under the 2019 Sale Agreement. In December 2019, we issued 287,231 shares of our common stock at an average price of $16.48 per share in accordance with the 2019 Sale Agreement for aggregate net proceeds of $4.4 million, after payment of cash commissions to the Sales Agent and approximately $0.2 million related to legal, accounting and other fees in connection with the sales. During the year ended December 31, 2020, we issued 2,270,161 shares of our common stock in a series of sales at an average price of $22.53 per share in accordance with the 2019 Sale Agreement, for aggregate net proceeds of $49.5 million after payment of cash commissions to the Sales Agent and legal, accounting and other fees in connection with the sales. During the year ended December 31, 2021, we issued 641,709 shares of our common stock in a series of sales at an average price of $72.79 per share in accordance with the 2019 Sale Agreement, for aggregate net proceeds of $45.3 million after payment of cash commissions to Jefferies and approximately $0.1 million related to legal, accounting and other fees in connection with the sales. In June 2020, we issued 6,301,370 shares of our common stock, including the exercise in full by the underwriters of their option to purchase an additional 821,917 shares, at the public offering price of $18.25 per share pursuant to the 2019 Shelf for aggregate cash consideration of $107.7 million, after payment of commissions and fees and approximately $0.4 million related to legal, accounting and other fees in connection with the sales. In June 2020 we also issued 925,218 shares of our common stock to Regeneron in a private placement for an aggregate cash consideration of $30.0 million, or $32.42 per share, representing a 100% premium over the volume-weighted average trading price of the Company’s common stock during the 30-day period prior to the closing. On November 30, 2020, we filed a Registration Statement on Form S-3ASR (the “Universal Shelf”) with the SEC, which was automatically declared effective upon filing (File No. 333-251022) in relation to the registration of common stock, preferred stock, debt securities, warrants and units of any combination thereof. In December 2020, we issued 5,513,699 shares of our common stock, including the exercise in full by the underwriters of their option to purchase an additional 719,178 shares, at the public offering price of $36.50 per share pursuant to the Universal Shelf for aggregate cash consideration of $188.9 million, after deducting the underwriting discount, commissions and offering expenses. In July 2021, we issued 4,758,620 shares of our common stock, including the exercise in full by the underwriters of their option to purchase an additional 620,689 shares, at the public offering price of $145.00 per share pursuant to the Universal Shelf for aggregate cash consideration of approximately $648.3 million, after deducting the underwriting discount, commissions and estimated offering expenses. In addition, sales of a substantial number of shares of our outstanding common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock. Persons who were our stockholders prior to our IPO continue to hold a substantial number of shares of our common stock that many of them are now able to sell in the public market. Significant portions of these shares are held by a relatively small number of stockholders. Sales by our stockholders of a substantial number of shares, or the expectation that such sales may occur, could significantly reduce the market price of our common stock.

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

The laws and rules dealing with U.S. federal, state and local income taxation are routinely being reviewed and modified by governmental bodies, officials and regulatory agencies, including the Internal Revenue Service and the U.S. Treasury Department. Since we were founded in 2014, many such changes have been made and changes are likely to continue to occur in the future. We cannot predict whether, when, in what form, or with what effective dates, tax laws, regulations and rulings may be enacted, promulgated or issued, that could result in an increase in our or our stockholders’ tax liability.

Our ability to use our net operating loss (“NOL”) carryforwards and certain other tax attributes may be limited.

We have incurred substantial losses during our history and do not expect to become profitable in the near future, and we may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire. As of December 31, 2021, we had federal and state NOLs of $800.5 million and $767.8 million, respectively, some of which begin to expire in 2034. Federal and certain state NOLs generated in taxable years ending after December 31, 2017 are not subject to expiration. As of December 31, 2021, we had federal and state research and development and other credit carryforwards of approximately $37.9 million and $30.2 million, which begin to expire in 2034 and 2029, respectively. Under Sections 382 and 383 of the Code, if a corporation undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three-year period, the corporation’s ability to use its pre-change NOLs, and other pre-change tax attributes (such as research and development tax credits) to offset its post-change income or taxes may be limited. We may have experienced ownership changes in the past and may experience ownership changes in the future as a result of our initial public offering in May of 2016, follow-on offerings and/or subsequent shifts in our stock ownership (some of which shifts are outside our control). As a result, if we earn net taxable income, our ability to use our pre-change NOLs and research and development tax credits to offset such taxable income and income tax, respectively, could be subject to limitations. Similar provisions of state tax law may also apply. As a result, even if we attain profitability, we may be unable to use a material portion of our NOLs and other tax attributes.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our headquarters are located at 40 Erie Street in Cambridge, Massachusetts, where we occupy approximately 65,000 square feet of office and laboratory space. We have a ten-year lease agreement expiring in September 2026, with an option to extend the term of the lease for an additional three years. In addition, we lease approximately 15,200 square feet of office and laboratory space at 130 Brookline Street in Cambridge, Massachusetts, which expires in 2031. In March 2020, we entered into an agreement to lease approximately 39,000 square feet of office and laboratory space at 281 Albany Street in Cambridge, Massachusetts with an initial term of ten years and an option to extend the lease for two successive five-year terms. In July 2021, we entered into an agreement to lease approximately 14,000 square feet of office space at 17 Tudor Street in Cambridge, Massachusetts with an initial term of five years and an option to extend the lease for one three-year term. We also entered into a lease modification in July 2021 that extended an existing lease for a clean room located in Waltham, Massachusetts for an additional two years. In January 2022, we entered into an agreement to lease approximately 38,000 square feet at 730 Main Street, Cambridge, Massachusetts with an initial term of ten years and an option to extend the lease for one five-year term. In February 2022, we entered into an agreement to lease approximately 140,000 square feet at 840 Winter Street, Waltham Massachusetts, which will provide us with the ability to manufacture products in a good manufacturing practice (“GMP”) compliant facility. This lease is expected to commence on February 1, 2024 with an initial term of twelve years and an option to extend the lease for two five-year terms.

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

On June 16, 2021, we executed a Leaseback Agreement (“Leaseback”) with Caribou, which settled the ongoing arbitration. Under the Leaseback negotiated by the parties, in exchange for an upfront payment, potential future regulatory and sales milestones, and single-digit royalties payable by Caribou, we agreed to leaseback or sublicense certain CRISPR/Cas9 IP, including our chemical gRNA modification technology and foundational CRISPR/Cas9 IP, to Caribou so that it can develop and commercialize CB-010. Caribou also will be responsible for any payments required in respect of our in-licensed IP. We recorded $1.0 million within “Collaboration Revenue” in the second quarter of 2021 on the condensed consolidated statement of operations and comprehensive loss for an upfront payment related to the Leaseback and received the payment in the third quarter of 2021.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the Nasdaq Global Market under the symbol “NTLA”.

As of February 17, 2022, the number of holders of record of our common stock was 12. The actual number of holders of our common stock is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees. This holders of record number also does not include stockholders whose shares may be held in trust by other entities.

Dividends

We have never declared or paid cash dividends on our capital stock. We intend to retain all of our future earnings, if any, to finance the growth and development of our business. We do not intend to pay cash dividends to our stockholders in the foreseeable future.

Stock Performance Graph

The following graph shows a comparison from May 6, 2016, the first date that shares of our common stock were publicly traded, through December 31, 2021, of the cumulative total return on an assumed investment of $100.00 in cash in our common stock, the Nasdaq Composite Index and the Nasdaq Biotechnology Index for the same period. Such returns are based on historical results and are not intended to suggest future performance. Data for the Nasdaq Composite Index and the Nasdaq Biotechnology Index assume reinvestment of dividends.

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

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 6. Reserved.

Not applicable.

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

Information pertaining to fiscal year 2019 was included in our Annual Report on Form 10-K for the year ended December 31, 2020 on pages 91 through 100 under Part II, Item 7, “Management’s Discussion and Analysis of Financial Position and Results of Operations,” which was filed with the Securities and Exchange Commission (the “SEC”) on February 26, 2021.

Management Overview

Intellia Therapeutics, Inc. (“we,” “us,” “our,” “Intellia,” or the “Company”) is a leading clinical-stage genome editing company, focused on developing novel, potentially curative CRISPR/Cas9-based therapeutics. CRISPR/Cas9, an acronym for Clustered, Regularly Interspaced Short Palindromic Repeats (“CRISPR”)/CRISPR associated 9 (“Cas9”), is a technology for genome editing, the process of altering selected sequences of genomic deoxyribonucleic acid (“DNA”). To realize the transformative potential of CRISPR/Cas9-based technologies, we are building a full-spectrum genome editing company, by leveraging our modular platform, to advance in vivo and ex vivo therapies for diseases with high unmet need. For our in vivo programs to address genetic diseases, we use intravenously administered CRISPR as the therapy, in which our proprietary delivery technology enables highly precise editing of disease-causing genes directly within specific target tissues. For our ex vivo programs to address immuno-oncology and autoimmune diseases, we use CRISPR to create the therapy by engineering cells outside of the body. Our deep scientific, technical and clinical development experience, along with our robust intellectual property (“IP”) portfolio, enables us to unlock broad therapeutic applications of CRISPR/Cas9 and related technologies to create new classes of genetic medicine. For more information regarding our business, mission and pipeline, see above sections in Part I entitled “Overview”, “Strategy” and “Our Pipeline”.

Financial Overview

Collaboration Revenue

Our revenue consists of collaboration revenue, including amounts recognized related to upfront technology access payments for licenses, technology access fees, research funding and milestone payments earned under our collaboration and license agreements with Regeneron Pharmaceuticals, Inc. (“Regeneron”), Novartis Institutes for BioMedical Research, Inc. (“Novartis”) and AvenCell Therapeutics, Inc. (“AvenCell”), a new universal CAR-T cell therapy joint venture and privately held company that was formed by us, Cellex Cell Professionals GmbH (“Cellex”) and funds managed by Blackstone Life Sciences Advisors L.L.C. (“BXLS”).

Research and Development

Research and development expenses consist of expenses incurred in performing research and development activities, such as compensation and benefits, which includes equity-based compensation, for full-time research and development employees, allocated facility-related expenses, overhead expenses, license and milestone fees, contract research, development and manufacturing services, clinical trial costs and other related costs.

General and Administrative

General and administrative expenses consist primarily of compensation and benefits, including equity-based compensation, for our executive, finance, legal, human resources, business development and support functions. Also included in general and administrative expenses are allocated facility-related costs not otherwise included in research and development expenses, travel expenses and professional fees for auditing, tax and legal services, including IP-related legal services, and other consulting fees and expenses.

Interest Income

Interest income is income earned on our cash, cash equivalents, restricted cash equivalents and marketable securities.

Results of Operations

The following discussion of the financial condition and results of operations should be read in conjunction with the accompanying consolidated financial statements and the related footnotes thereto.

Comparison of Years Ended December 31, 2021 and 2020

The following table summarizes our results of operations for the years ended December 31, 2021 and 2020 (in thousands):

	Year Ended December 31,		Period-to-
	2021	2020	Period Change
Collaboration revenue	$33,053	$57,994	$(24,941)
Operating expenses:
Research and development	229,807	150,408	79,399
General and administrative	71,096	44,169	26,927
Total operating expenses	300,903	194,577	106,326
Operating loss	(267,850)	(136,583)	(131,267)
Other (expense) income, net:
Loss from equity method investment	(1,325)	-	(1,325)
Interest income	1,283	2,352	(1,069)
Total other (expense) income, net	(42)	2,352	(2,394)
Net loss	$(267,892)	$(134,231)	$(133,661)

Collaboration Revenue

Collaboration revenue decreased by $24.9 million to $33.1 million during the year ended December 31, 2021, as compared to $58.0 million during the year ended December 31, 2020. The decrease in collaboration revenue during the year ended December 31, 2021 is primarily due to our recording $15.3 million related to the transfer of control of the license to develop the Factor VIII target for hemophilia A, an $8.4 million one-time cumulative catch-up adjustment related to the modification of our agreement with Regeneron, and a $5.0 million milestone payment earned from Novartis for the Investigational New Drug (“IND”) application submission of OTQ923, all of which were recorded in 2020. These decreases are offset in part by $6.1 million in revenue recorded in 2021 from our joint venture with AvenCell. Refer to Note 9 to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K for further details.

Research and Development

Research and development expenses increased by $79.4 million to $229.8 million during the year ended December 31, 2021, as compared to $150.4 million during the year ended December 31, 2020.

The following table summarizes our research and development expenses for the years ended December 31, 2021 and 2020, together with the changes in those items in dollars (in thousands) and the respective percentages of change.

	Year Ended December 31,		Period-to-	Percent
	2021	2020	Period Change	Change
External development expenses by program:
NTLA-2001	$24,350	$22,248	$2,102	9%
NTLA-2002	7,375	5,858	1,517	26%
NTLA-5001	22,157	14,431	7,726	54%
Unallocated research and development expenses:
Employee-related expenses	70,798	42,193	28,605	68%
Research materials and contracted services	49,796	34,266	15,530	45%
Facility-related expenses	26,873	19,530	7,343	38%
Stock-based compensation	26,712	10,202	16,510	162%
Other	1,746	1,680	66	4%
Total research and development expenses	$229,807	$150,408	$79,399	53%

The increase in research and development expenses for the year ended December 31, 2021 compared to the year ended December 31, 2020 was primarily attributable to:

•
a $2.1 million increase in external costs related to the development of NTLA-2001, our lead product candidate, primarily due to an increase in contracted services, offset in part by decreases in consulting and manufactured components incurred as compared to the prior period;
•
a $1.5 million increase in external costs related to the development of NTLA-2002, primarily due to increases in component costs and contracted services as we prepared to enroll patients;
•
a $7.7 million increase in external costs related to the development of NTLA-5001, primarily due to an increase in contracted services as we prepared to enter into the clinic;
•
a $28.6 million increase in employee-related expenses driven by the expansion of our development organization;
•
a $15.5 million increase in research materials and contracted services primarily due to an increase in drug components and research and development contracted services;
•
a $7.3 million increase in facility-related expenses primarily related to rent, depreciation and technology expense allocated to research and development; and
•
a $16.5 million increase in stock-based compensation driven by our larger workforce as well as our increased stock price as compared to the prior year.

During 2022, we expect research and development expenses to increase as we continue to grow our development team, execute clinical trials for NTLA-2001 and NTLA-2002, progress our NTLA-5001 program and nominate new development candidates to enter the clinic.

General and Administrative

General and administrative expenses increased by approximately $26.9 million to $71.1 million during the year ended December 31, 2021, compared to $44.2 million during the year ended December 31, 2020. This increase was primarily related to an increase in employee-related expenses, including stock-based compensation of $10.6 million, driven by our larger workforce as well as our increased stock price as compared to the prior year.

Loss from Equity Method Investment

Loss from equity method investment represents our share of two months of AvenCell's losses generated in the third quarter of 2021, amounting to $1.3 million, as we are recording our share of their losses on a one-quarter lag. Refer to Note 9 to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K for further details.

Interest Income

Interest income decreased by approximately $1.1 million to $1.3 million during the year ended December 31, 2021 as compared to $2.4 million during the year ended December 31, 2020. This decrease was due to a decline in investment income due to overall market conditions.

Liquidity and Capital Resources

Since our inception through December 31, 2021, we have raised an aggregate of $1,817.9 million to fund our operations through our initial public offering (“IPO”) and concurrent private placements, follow-on public offerings, at-the-market offerings and the sale of convertible preferred stock, as well as through our collaboration agreements.

As of December 31, 2021, we had $1,086.0 million in cash, cash equivalents and marketable securities.

We are eligible to earn a significant amount of milestone payments and royalties, in each case, on a per-product basis under our collaborations with Novartis and SparingVision SAS (“SparingVision”), on a per-target basis under our collaboration with Regeneron and upon achievement of certain events under our collaboration with Kyverna Therapeutics, Inc. (“Kyverna”). Our ability to earn these milestone payments and the timing of achieving these milestones is dependent upon the outcome of our research and development activities and is uncertain at this time. Our rights to payments under our collaboration agreements are our only committed external source of funds.

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

At-the-Market Offering Programs

In August 2019, we entered into an Open Market Sale Agreement (the “2019 Sale Agreement”) with Jefferies LLC (“Jefferies”), under which Jefferies is able to offer and sell, from time to time in “at-the-market” offerings, shares of our common stock having aggregate gross proceeds of up to $150.0 million. We agreed to pay to Jefferies cash commissions of 3.0% of the gross proceeds of sales of common stock under the 2019 Sale Agreement. During the year ended December 31, 2019, we issued 287,231 shares of our common stock, in a series of sales, at an average price of $16.48 per share, in accordance with the 2019 Sale Agreement for aggregate net proceeds of $4.4 million, after payment of cash commissions to Jefferies and approximately $0.2 million related to legal, accounting and other fees in connection with the sales. During the year ended December 31, 2020, we issued 2,270,161 shares of our common stock in a series of sales at an average price of $22.53 per share in accordance with the 2019 Sale Agreement, for aggregate net proceeds of $49.5 million after payment of cash commissions to Jefferies and approximately $0.2 million related to legal, accounting and other fees in connection with the sales. During the year ended December 31, 2021, we issued 641,709 shares of our common stock in a series of sales at an average price of $72.79 per share in accordance with the 2019 Sale Agreement, for aggregate net proceeds of $45.3 million after payment of cash commissions to Jefferies and approximately $0.1 million related to legal, accounting and other fees in connection with the sales.

As of December 31, 2021, $47.4 million in shares of common stock remain eligible for sale under the 2019 Sale Agreement.

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

Funding Requirements

Our primary uses of capital are, and we expect will continue to be, research and development contracted services, clinical trial costs, compensation and related expenses, laboratory and office facilities, research supplies, legal and regulatory expenses, patent prosecution filing and maintenance costs for our licensed IP, milestone and royalty payments and general overhead costs. During 2022, we expect our expenses to increase compared to prior periods in connection with our ongoing activities as we continue to grow our research and development team and clinical development in NTLA-2001, NTLA-2002 and NTLA-5001 and advance additional programs into clinical development.

Because our lead programs are still in the early clinical stage and the outcome of these efforts is uncertain, we cannot estimate the actual amounts necessary to successfully complete the development and commercialization of any future product candidates or whether, or when, we may achieve profitability. Until such time as we can generate substantial product revenues, if ever, we expect to finance our ongoing cash needs through equity financings and collaboration arrangements. We receive cost reimbursements from Regeneron for the transthyretin (“ATTR”) amyloidosis and hemophilia programs. Additionally, we are eligible to earn milestone payments and royalties, in each case, on a per-product basis under our collaborations with Novartis and SparingVision, on a per-target basis under our collaboration with Regeneron, and upon achievement of certain events with Kyverna, subject to the provisions of our agreements with each of them. Except for these sources of funding, we will not have any committed external source of liquidity. To the extent that we raise additional capital through the future sale of equity, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing stockholders. If we raise additional funds through collaboration arrangements in the future, we may have to relinquish valuable rights to our technologies, future revenue streams or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Outlook

Based on our research and development plans and our expectations related to the progress of our programs, we expect that our cash, cash equivalents and marketable securities as of December 31, 2021, as well as research and cost reimbursement funding from Regeneron, AvenCell and SparingVision, will enable us to fund our ongoing operating expenses and capital expenditure requirements beyond the next 24 months, excluding any potential milestone payments or extension fees that could be earned and distributed under our collaboration agreements or any strategic use of capital not currently in the base case planning assumptions. We have based this estimate on current assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect.

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

Cash Flows

The following is a summary of cash flows for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020
	(In millions)
Net cash used in operating activities	$(225.0)	$(49.9)
Net cash used in investing activities	(550.8)	(214.5)
Net cash provided by financing activities	736.7	371.8

Net cash used in operating activities

Net cash used in operating activities of $225.0 million during the year ended December 31, 2021 primarily reflects increased spend in our research and development activities offset by the receipt of $6.7 million in payments from our collaboration partners during that period. Net cash used in operating activities of $49.9 million during the year ended December 31, 2020 primarily reflects increased spend in our research and development activities, offset in part by the receipt of a $70.0 million up-front payment and $12.2 million in additional payments under our collaboration with Regeneron and $6.0 million in payments from Novartis.

Net cash used in investing activities

During the year ended December 31, 2021, our investing activities used net cash of $550.8 million. The increase in the year ended December 31, 2021 is primarily due to marketable securities activity during the period, as $1,020.6 million in marketable securities were purchased and $485.6 million in marketable securities matured, as well as the use of $12.8 million in cash for the purchase of property and equipment and $3.0 million for an investment in Kyverna. During the year ended December 31, 2020, our investing activities used net cash of $214.5 million. The decrease in the year ended December 31, 2020 is primarily related to a decrease of $210.9 million from marketable securities activity during the period, as $473.7 million in marketable securities were purchased and $262.8 million in marketable securities matured, as well as the use of $3.6 million in cash for the purchase of property and equipment.

Net cash provided by financing activities

Net cash provided by financing activities of $736.7 million during the year ended December 31, 2021 is primarily due to the receipt of $648.3 million in net proceeds from a follow-on offering of our common stock, $45.3 million in net proceeds from at-the-market offerings, $41.1 million in cash received from the exercise of stock options and $2.0 million in cash received from the issuance of shares through our employee stock purchase plan. Net cash provided by financing activities of $371.8 million during the year ended December 31, 2020 includes $296.6 million in proceeds from follow-on offerings, $49.5 million in net proceeds from at-the-market offerings, $12.6 million in proceeds from the issuance of common stock to Regeneron in a private placement, $11.6 million in cash received from the exercise of stock options and $1.6 million in cash received from the issuance of shares through our employee stock purchase plan.

Contractual and Other Obligations

We have entered into arrangements that contractually obligate us to make payments that will affect our liquidity and cash flows in future periods.

Property Leases - Commenced

As of December 31, 2021, our contractual commitments for leases were $91.8 million, which will be paid over the term of such leases. For additional information on our leases and timing of future payments refer to Note 11 of the consolidated financial statements included in this Annual Report on Form 10-K.

Property Leases – Not Yet Commenced

In January 2022, we entered into a lease agreement for office and laboratory space at 730 Main Street in Cambridge, Massachusetts, which is described in further detail in Note 17 of the consolidated financial statements included in this Annual Report on Form 10-K. In connection therewith, we have committed to making at least $56.1 million in rental payments over a lease term of 120 months.

In February 2022, we entered into a lease agreement for good manufacturing practice (“GMP”) manufacturing space at 840 Winter Street in Waltham, Massachusetts, which is described in further detail in Note 17 of the consolidated financial statements included in this Annual Report on Form 10-K. In connection therewith, we have committed to making at least $146.0 million in rental payments over a lease term of 144 months estimated to begin in 2024.

Other Obligations

We enter into contracts in the normal course of business with various third parties for clinical trials, preclinical research studies, supply manufacturing and other services and products for operating purposes. As of December 31, 2021, we have $9.1 million of commitments that are legally enforceable and due within one year.

We do not include any potential future pass-through milestone payments or royalty payments we may be required to make under our existing license agreements or the merger agreement related to our acquisition of Rewrite Therapeutics, Inc. (“Rewrite”) due to the uncertainty of the occurrence of the events requiring payment under those agreements. These payments are not reflected in the disclosures above.

Critical Accounting Policies and Use of Estimates

Our management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these consolidated financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the balance sheets and the reported amounts of collaboration revenue and expenses during the reporting periods. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances at the time such estimates are made. Actual results and outcomes may differ materially from our estimates, judgments and assumptions. We periodically review our estimates in light of changes in circumstances, facts and experience. The effects of material revisions in estimates are reflected in the consolidated financial statements prospectively from the date of the change in estimate. Refer to Note 2 to our consolidated financial statements of this Annual Report on Form 10-K for our significant accounting policies related to our critical accounting estimates.

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

Revenue Recognition

We recognize revenue in accordance with Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) and its related amendments (collectively known as Accounting Standard Codification (“ASC”) 606 “ASC 606”).

At inception, we determine whether contracts are within the scope of ASC 606 or other topics. For contracts that are determined to be within the scope of ASC 606, revenue is recognized when a customer obtains control of promised goods or services. The amount of revenue recognized reflects the consideration to which we expect to be entitled to receive in exchange for these goods and services. To achieve this core principle, we apply the following five steps: (i) identify the contract with the customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when or as we satisfy a performance obligation. We only apply the five-step model to contracts when we determine that collection of substantially all consideration for goods and services that are transferred is probable based on the customer’s intent and ability to pay the promised consideration.

As of December 31, 2021, our only revenue recognized is related to collaboration agreements with third parties which are either within the scope of ASC 606, under which we license certain rights to our product candidates to third parties, or within the scope of ASC 808, Collaborative Arrangements (“ASC 808”) if it involves a joint operating activity pursuant to which we are an active participant and are exposed to significant risks and rewards with respect to the arrangement. As discussed in further detail in Note 9 to our consolidated financial statements of this Annual Report on Form 10-K, we enter into out-licensing agreements which are within the scope of ASC 606, under which we license certain rights to our product candidates to third parties and may provide services related to the research and development of the product candidates. The terms of these arrangements typically include consideration payable to us of one or more of the following: nonrefundable, upfront fees; development, regulatory, and commercial milestone payments; research and development funding payments; and royalties on the net sales of licensed products. Additionally, the terms of certain arrangements may include an equity interest in the other company. Consideration received from each of these payments results in collaboration revenues, except for revenues from royalties on the net sales of licensed products, which are classified as royalty revenues. For arrangements within the scope of ASC 808, the terms of these arrangements typically include payments received or made under the cost sharing provisions which are recognized as a component of collaboration revenues in the consolidated statements of operations and comprehensive loss.

In determining the accounting for each contract, the significant areas of management judgement or estimation include determining the transaction price, identifying the distinct performance obligations within a contract, determining the standalone selling prices for distinct performance obligations when more than one distinct performance obligation is identified within a contract and determining the revenue recognition pattern for each performance obligation that best reflects the timing of when we transfer control of goods and services to the customer. If the consideration received in exchange for entering into a contract is in the form of noncash consideration, we are required to estimate the fair value of the noncash consideration received. If our estimates of the noncash consideration received are not appropriate it could impact the total amount of revenue recognized for the contract. Furthermore, many of our performance obligations, whether distinct or combined, do not have readily available standalone selling prices and therefore we are required to make judgements and estimates regarding the standalone selling prices when relevant. To the extent the estimates are not appropriate in the circumstances, it could impact the timing of our revenue recognition. We evaluate the measure of progress each reporting period and if estimates related to the measure of progress change, related revenue recognition is adjusted accordingly.

Investment Valuation

As discussed in Notes 9 and 10 to our consolidated financial statements of this Annual Report on Form 10-K, during the year ended December 31, 2021, we entered into agreements with AvenCell, SparingVision and Kyverna, which resulted in us applying judgment in determining the accounting for the agreements, and in particular, measuring the fair value of the non-cash consideration we received in exchange for our licenses granted and related research and development services, which includes equity in private companies in which the fair value is not readily available. The fair value of these investments represents the transaction price of the arrangement and will drive the amount of revenue we recognize in future periods.

We engaged an independent valuation specialist to determine the fair value of the equity interest received related to the AvenCell and SparingVision investments; see Note 10 to our consolidated financial statements for specifics related to the valuation model and inputs utilized. One of the key inputs in the AvenCell model is the anticipated holding period to an exit and liquidity event. An increase in this input by 1 year would increase the value of the AvenCell investment by $5.7 million. A decrease in this input by 1 year would decrease the value of the AvenCell investment by $6.3 million.

In the SparingVision model, the key input is the internal rate of return. A 10% increase in this input would increase the value of the SparingVision investment by $0.8 million. A 10% decrease in this assumption would decrease the value of the SparingVision investment by $0.9 million.

Accrued Research and Development Expenses

As part of the process of preparing our financial statements, we are required to estimate our accrued expenses. This process involves reviewing open contracts and purchase orders, communicating with our personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of the actual cost. The majority of our service providers invoice us monthly in arrears for services performed or when contractual milestones are met. We make estimates of our accrued expenses as of each balance sheet date in our financial statements based on facts and circumstances known to us at that time. Examples of estimated accrued research and development expenses include fees paid to vendors in connection with clinical research organizations (“CROs”) in connection with clinical studies, vendors in connection with preclinical development activities and vendors related to development, manufacturing and distribution of clinical trial materials.

We base our expenses related to preclinical studies on our estimates of the services received and efforts expended pursuant to contracts with multiple CROs that conduct and manage clinical studies on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. There may be instances in which payments made to our vendors will exceed the level of services provided and result in a prepayment of the expense.

Equity-Based Compensation

We measure employee equity-based compensation based on the grant date fair value of the equity awards using the Black-Scholes option pricing model. Equity-based compensation expense is recognized on a straight-line basis over the requisite service period of the awards and is adjusted for pre-vesting forfeitures in the period in which the forfeitures occur. For equity awards that have a performance condition, we recognize stock-based compensation expense using the accelerated attribution method, based on our assessment of the probability that the performance condition will be achieved. Our stock price is a key input that will drive the grant date fair value of the equity awards.

We classify equity-based compensation expense in our consolidated statements of operations and comprehensive loss in the same manner in which the award recipient’s salary and related costs are classified or in which the award recipient’s service payments are classified.

Recent Accounting Pronouncements

Please read Note 2 to our consolidated financial statements included in Part IV, Item 15, “Notes to Consolidated Financial Statements,” of this Annual report on Form 10-K for a description of recent accounting pronouncements applicable to our business.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of December 31, 2021, we had cash equivalents, restricted cash equivalents and marketable securities of $1,087.3 million consisting of interest-bearing money market accounts, commercial paper, corporate and financial institution debt securities, U.S. Treasury securities and asset-backed securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are primarily in marketable securities. Due to the short-term duration of our investment portfolios and the low risk profile of our investments, we do not believe an immediate change of 100 basis points, or one percentage point, would have a material effect on the fair market value of our investment portfolio. Declines in interest rates, however, would reduce future investment income.

We do not have any foreign currency or derivative financial instruments. Inflation generally affects us by increasing our cost of labor, preclinical and clinical trial costs. We do not believe that inflation had a material effect on our results of operations during the year ended December 31, 2021.

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

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2021.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013 framework) (“COSO”). Based on its assessment, management believes that, as of December 31, 2021, our internal control over financial reporting is effective based on those criteria.

Deloitte & Touche LLP, our independent registered public accounting firm, has issued an attestation report on the effectiveness of our internal control over financial reporting, which is included below.

Changes in Internal Controls over Financial Reporting

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Intellia Therapeutics, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Intellia Therapeutics, Inc. and subsidiary (the “Company”) as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated February 24, 2022, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

Boston, Massachusetts

February 24, 2022

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K and is incorporated by reference from our definitive proxy statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, which we expect to file with the SEC no later than April 30, 2022.

Item 10. Directors, Executive Officers and Corporate Governance

Information regarding our directors, including the audit committee and audit committee financial experts, and executive officers and compliance with Section 16(a) of the Exchange Act will be included in our 2022 Proxy Statement and is incorporated herein by reference.

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

Item 11. Executive Compensation

The information required by this item regarding executive compensation will be included in our definitive proxy statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item regarding security ownership of certain beneficial owners and management and securities authorized for issuance under equity compensation plans will be included in our definitive proxy statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item regarding certain relationships and related transactions and director independence will be included in our definitive proxy statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information about aggregate fees billed to us by our independent principal accountant, Deloitte & Touche LLP (PCAOB ID No. 34), located in Boston, Massachusetts, will be presented in our definitive proxy statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders under the caption “Audit Committee Matters — Principal Accounting Firm Fees” and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)
The following documents are included in this Annual Report on Form 10-K:
1.
The following Report and Consolidated Financial Statements of the Company are included in this Annual Report:

Report of Independent Registered Public Accounting Firm (PCAOB ID No.34)

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Intellia Therapeutics, Inc. and subsidiary (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Revenue Recognition – Collaboration Arrangements – Refer to Notes 2 and 9 to the financial statements and Investment Valuation – Refer to Notes 2, 4, and 10 to the financial statements.

Critical Audit Matter Description

The Company recognizes collaboration revenue on license and collaboration agreements as they satisfy performance obligations and transfer control of goods and services to the customer. During 2021, the Company entered into two new license and collaboration agreements with counterparties in exchange for a non-controlling equity ownership in each respective counterparty. This resulted in management applying judgments in determining the accounting for these arrangements. Specifically, management applied judgment in (1) identifying the performance obligations within the arrangements and (2) measuring the arrangement consideration. Measuring the arrangement consideration required management to estimate the fair value of the equity interests received, which were equity interests in private entities that did not have readily determinable market values. The Company recognized $77.7 million of deferred revenue at the inception of the arrangements, which represented the fair value of the equity interests received.

Auditing the Company’s accounting for revenues pertaining to the new arrangements required an increased extent of effort and a high degree of auditor judgment due to the complex and judgmental nature of evaluating the performance obligations included within the license and collaboration agreements. Additionally, given management used unobservable inputs to estimate the fair value of the equity interests received, performing audit procedures to evaluate these inputs required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our principal audit procedures related to the Company’s revenue recognition and valuation of the equity interests received included the following, among others:

•
We tested the effectiveness of controls over the Company’s processes for assessing the accounting treatment of new collaboration agreements and controls over the valuation of the equity interests received.
•
We obtained and read the contracts and other documents related to each arrangement.
•
We tested management’s identification of the promises for completeness, including the identification of distinct performance obligations. For each performance obligation identified, we held corroborative inquires with individuals involved in the negotiation of the agreement and those responsible for overseeing the arrangement to confirm our understanding of those performance obligations as well as the Company’s assertions regarding whether those performance obligations are distinct or combined.
•
We tested the fair value of the equity interests received in exchange for entering into each arrangement. For each equity interest received, and with the assistance of our fair value specialists, we evaluated the reasonableness of the (1) valuation methodology, (2) critical valuation and business assumptions and (3) tested the mathematical accuracy of the underlying valuations.

/s/ Deloitte & Touche LLP

Boston, Massachusetts
February 24, 2022

We have served as the Company's auditor since 2015.

INTELLIA THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands except share and per share data)

	December 31, 2021	December 31, 2020
ASSETS
Current Assets:
Cash and cash equivalents	$123,406	$160,020
Marketable securities	625,282	437,351
Accounts receivable ($0.1 million and $0 million from related party)	2,031	2,130
Prepaid expenses and other current assets	18,584	17,016
Total current assets	769,303	616,517
Marketable securities - noncurrent	337,361	-
Property and equipment, net	20,968	15,943
Operating lease right-of-use assets	79,143	39,114
Equity method investment	58,131	-
Investments and other assets ($10.0 million and $0 million from related party)	29,558	4,748
Total Assets	$1,294,464	$676,322
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$9,653	$10,460
Accrued expenses	43,309	25,554
Current portion of operating lease liability	9,112	5,696
Current portion of deferred revenue ($41.2 million and $0 million from related party)	63,759	22,544
Total current liabilities	125,833	64,254
Deferred revenue, net of current portion ($19.9 million and $0 million from related party)	63,476	51,387
Long-term operating lease liability	64,911	33,609
Commitments and contingencies (Note 8)
Stockholders’ Equity:
Common stock, $0.0001 par value; 120,000,000 shares authorized; 74,485,883 and 66,234,056 shares issued and outstanding at December 31, 2021 and 2020, respectively	7	7
Additional paid-in capital	1,745,870	962,173
Accumulated other comprehensive (loss)/income	(2,632)	1
Accumulated deficit	(703,001)	(435,109)
Total stockholders’ equity	1,040,244	527,072
Total Liabilities and Stockholders’ Equity	$1,294,464	$676,322

See notes to consolidated financial statements.

INTELLIA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Amounts in thousands except per share data)

	Year Ended December 31,
	2021	2020	2019
Collaboration revenue (1)	$33,053	$57,994	$43,103
Operating expenses:
Research and development	229,807	150,408	108,413
General and administrative	71,096	44,169	41,058
Total operating expenses	300,903	194,577	149,471
Operating loss	(267,850)	(136,583)	(106,368)
Other (expense) income, net:
Loss from equity method investment	(1,325)	-	-
Interest income	1,283	2,352	6,835
Total other (expense) income, net	(42)	2,352	6,835
Net loss	$(267,892)	$(134,231)	$(99,533)
Net loss per share, basic and diluted	$(3.78)	$(2.40)	$(2.11)
Weighted average shares outstanding, basic and diluted	70,894	55,987	47,247
Other comprehensive (loss) income:
Unrealized (loss) gain on marketable securities	(2,126)	(260)	289
Other comprehensive loss from equity method investment	(507)	-	-
Comprehensive loss	$(270,525)	$(134,491)	$(99,244)

(1) Including the following revenue from related party (see Notes 9 and 15):	$6,072	$-	$-

See notes to consolidated financial statements.

INTELLIA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share data)

			Additional	Accumulated Other		Total
	Common		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	(Loss) Income	Deficit	Equity
Balance at December 31, 2018	45,224,480	$5	$478,968	$(28)	$(201,025)	$277,920
Retroactive adjustment to beginning accumulated deficit for adoption of ASC 842	-	-	-	-	(320)	(320)
Issuance of common stock through at-the-market offerings, net of issuance costs of $363	4,518,579	-	72,256	-	-	72,256
Exercise of stock options	364,404	-	3,086	-	-	3,086
Issuance of shares under employee stock purchase plan	90,581	-	1,092	-	-	1,092
Equity-based compensation	-	-	15,091	-	-	15,091
Other comprehensive income - unrealized gain on marketable securities	-	-	-	289	-	289
Net loss	-	-	-	-	(99,533)	(99,533)
Balance at December 31, 2019	50,198,044	5	570,493	261	(300,878)	269,881
Issuance of common stock through follow-on offerings, net of issuance costs of $669	11,815,069	2	296,605	-	-	296,607
Issuance of common stock to Regeneron	925,218	-	12,580	-	-	12,580
Issuance of common stock through at-the-market offerings, net of issuance costs of $151	2,270,161	-	49,461	-	-	49,461
Exercise of stock options	840,824	-	11,574	-	-	11,574
Vesting of restricted stock units	82,829	-	-	-	-	-
Issuance of shares under employee stock purchase plan	101,911	-	1,557	-	-	1,557
Equity-based compensation	-	-	19,903	-	-	19,903
Other comprehensive loss - unrealized loss on marketable securities	-	-	-	(260)	-	(260)
Net loss	-	-	-	-	(134,231)	(134,231)
Balance at December 31, 2020	66,234,056	7	962,173	1	(435,109)	527,072
Issuance of common stock through follow-on offerings, net of issuance costs of $284	4,758,620	-	648,315	-	-	648,315
Issuance of common stock through at-the-market offerings, net of issuance costs of $52	641,709	-	45,255	-	-	45,255
Exercise of stock options	2,700,886	-	41,094	-	-	41,094
Vesting of restricted stock units	119,715	-	-	-	-	-
Issuance of shares under employee stock purchase plan	30,897	-	2,024	-	-	2,024
Equity-based compensation	-	-	47,009	-	-	47,009
Other comprehensive loss - unrealized loss on marketable securities	-	-	-	(2,126)	-	(2,126)
Other comprehensive loss - equity method investment				(507)		(507)
Net loss	-	-	-	-	(267,892)	(267,892)
Balance at December 31, 2021	74,485,883	$7	$1,745,870	$(2,632)	$(703,001)	$1,040,244

INTELLIA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Year Ended December 31,
	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(267,892)	$(134,231)	$(99,533)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,891	6,311	5,587
Equity-based compensation	47,009	19,903	15,091
Amortization/(accretion) of investment premiums/(discounts)	7,604	538	(3,725)
Loss from equity method investment	1,325	-	-
Deferral of equity method investment intra-entity profit on sales	2,937	-	-
Loss on disposal of property and equipment	-	35	1
Changes in operating assets and liabilities:
Accounts receivable	99	2,490	2,927
Prepaid expenses and other current assets	(9,798)	(9,206)	(1,763)
Operating lease right-of-use assets	9,349	6,457	5,728
Other assets	117	83	153
Accounts payable	529	5,060	1,880
Accrued expenses	17,260	13,031	2,310
Deferred revenue	(31,355)	45,121	(27,122)
Operating lease liabilities	(9,105)	(5,504)	(4,774)
Net cash used in operating activities	(225,030)	(49,912)	(103,240)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(12,756)	(3,585)	(6,794)
Purchases of marketable securities	(1,020,620)	(473,702)	(297,030)
Maturities of marketable securities	485,598	262,800	329,000
Investment in Kyverna Therapeutics, Inc.	(3,000)	-	-
Net cash (used in) provided by investing activities	(550,778)	(214,487)	25,176
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock through follow-on offerings, net of issuance costs	648,315	296,607	-
Proceeds from issuance of common stock through at-the-market offerings, net of issuance costs	45,255	49,461	72,256
Proceeds from issuance of common stock to Regeneron Pharmaceuticals, Inc.	-	12,580	-
Proceeds from options exercised	41,094	11,574	3,086
Issuance of shares through employee stock purchase plan	2,024	1,557	1,092
Net cash provided by financing activities	736,688	371,779	76,434
Net (decrease) increase in cash and cash equivalents and restricted cash equivalents	(39,120)	107,380	(1,630)
Cash and cash equivalents and restricted cash equivalents, beginning of period	164,606	57,226	58,856
Cash and cash equivalents and restricted cash equivalents, end of period	$125,486	$164,606	$57,226

Reconciliation of cash and cash equivalents and restricted cash equivalents to consolidated balance sheet:
Cash and cash equivalents	$123,406	$160,020	$57,226
Restricted cash equivalents, included in investments and other assets	2,080	4,586	-
Total cash and cash equivalents and restricted cash equivalents	$125,486	$164,606	$57,226

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Purchases of property and equipment unpaid at period end	$667	$1,508	$800
Right-of-use assets acquired under operating leases	49,378	26,432	2,554
Non-cash contribution of intellectual property to AvenCell Therapeutics, Inc.	62,900	-	-
Non-cash contribution of intellectual property to SparingVision SAS	14,759	-	-
Non-cash contribution of intellectual property to Kyverna Therapeutics, Inc.	7,000	-	-

See notes to consolidated financial statements.

INTELLIA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.
The Company

Intellia Therapeutics, Inc. (“Intellia” or the “Company”) is a leading clinical-stage genome editing company, focused on developing novel, potentially curative CRISPR/Cas9-based therapeutics. CRISPR/Cas9, an acronym for Clustered, Regularly Interspaced Short Palindromic Repeats (“CRISPR”)/CRISPR associated 9 (“Cas9”), is a technology for genome editing, the process of altering selected sequences of genomic deoxyribonucleic acid (“DNA”). To realize the transformative potential of CRISPR/Cas9-based technologies, Intellia is building a full-spectrum genome editing company, by leveraging its modular platform, to advance in vivo and ex vivo therapies for diseases with high unmet need. For the Company's in vivo programs to address genetic diseases, intravenously administered CRISPR is used as the therapy, in which the Company's proprietary delivery technology enables highly precise editing of disease-causing genes directly within specific target tissues. For the Company's ex vivo programs to address immuno-oncology and autoimmune diseases, CRISPR is used to create the therapy by engineering cells outside of the body. The Company's deep scientific, technical and clinical development experience, along with its robust intellectual property (“IP”) portfolio, enables it to unlock broad therapeutic applications of CRISPR/Cas9 and related technologies to create new classes of genetic medicine.

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

Liquidity

Since its inception through December 31, 2021, the Company has raised an aggregate of $1,817.9 million to fund its operations through its initial public offering (“IPO”) and concurrent private placements, follow-on public offerings, at-the-market offerings and the sale of convertible preferred stock, as well as through its collaboration agreements. The Company expects that its cash, cash equivalents and marketable securities as of December 31, 2021 will enable the Company to fund its ongoing operating expenses and capital expenditure requirements for at least the twelve-month period following the issuance of these consolidated financial statements.

2.
Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Intellia Therapeutics, Inc. and its wholly owned, controlled subsidiary, Intellia Securities Corp. All intercompany balances and transactions have been eliminated in consolidation. Comprehensive loss is comprised of net loss and gain/loss on marketable securities and equity method investments.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates, judgments and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates in these consolidated financial statements have been made in connection with the calculation of revenues, research and development expenses, valuation of equity and fair value method investments, and equity-based compensation expense. The Company bases its estimates on historical experience and various other assumptions that management believes to be reasonable under the circumstances at the time such estimates are made. Actual results could differ from those estimates. The Company periodically reviews its estimates in light of changes in circumstances, facts and experience.

The extent of the impact of the coronavirus disease 19 (“COVID-19”) pandemic on the Company’s operational and financial performance will depend on certain developments, including the length and severity of this pandemic, as well as its effect on the Company's employees, collaborators and vendors, all of which are uncertain and cannot be predicted. The Company cannot reasonably estimate the extent to which the disruption may materially impact its consolidated results of operations or financial position.

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

Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. As of December 31, 2021 and 2020, cash equivalents consisted of interest-bearing money market accounts.

Restricted Cash Equivalents

The Company has restricted cash equivalents made up of money market funds held in collateral accounts that are restricted to secure letters of credit in accordance with the leases for 281 Albany Street and 17 Tudor Street, which the Company entered into in March of 2020 and July of 2021, respectively (see Note 11). The letters of credit, in the amount of $1.9 million and $0.2 million, respectively, are required to be maintained throughout the term of the leases. These restricted cash equivalents are long-term in nature and are included in “Investments and other assets” in the Company’s consolidated balance sheets.

The Company has also received funds from certain grants that were restricted as to their use and were therefore classified as restricted cash equivalents. These funds amounted to approximately $2.7 million as of December 31, 2020 and were used in full prior to December 31, 2021. Accordingly, these funds were included in “Prepaid expenses and other current assets” in the Company’s consolidated balance sheet for the period ended December 31, 2020.

Marketable Securities

The Company’s marketable securities are accounted for as available-for-sale and recorded at fair value with the related unrealized gains and losses included in accumulated other comprehensive (loss)/income, a component of stockholders’ equity.

The Company reviews its investment portfolio to identify and evaluate investments that have an indication of possible other-than-temporary impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

Refer to Note 3 for further information regarding the Company’s marketable securities.

Non-Marketable Equity Securities

The Company also invests in equity securities of companies whose securities are not publicly traded and where fair value is not readily available. These investments are accounted for using the measurement alternative at cost minus impairment adjusted for changes in observable prices. The Company monitors these investments to evaluate whether any increase or decline in their value has occurred, based on the implied value of recent company financings and general market conditions, or if the investment has a readily determinable fair value. These investments are included in “Investments and other assets” in the Company’s consolidated balance sheets. Refer to Note 10 for further information regarding the Company’s investments in non-marketable equity securities.

Concentrations of Credit Risk

The Company’s cash, cash equivalents and marketable securities may potentially be subject to concentrations of credit risk. The Company generally maintains balances in various accounts in excess of federally insured limits with financial institutions that management believes to be of high credit quality.

Accounts receivable represents amounts due from collaboration partners and joint ventures. The Company monitors economic conditions to identify facts or circumstances that may indicate that any of its accounts receivable are at risk of collection. As of December 31, 2021, the Company’s accounts receivable were related to its collaborations with Regeneron Pharmaceuticals, Inc. (“Regeneron”) and AvenCell Therapeutics, Inc. (“AvenCell”), a new universal chimeric antigen receptor T (“CAR-T”) cell therapy joint venture and privately held company established by the Company, Cellex Cell Professionals GmbH (“Cellex”) and funds managed by Blackstone Life Sciences Advisors L.L.C. (“BXLS”). As of December 31, 2020, Regeneron accounted for all of the Company’s accounts receivable.

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

Revenue Recognition

The Company recognizes revenue in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) and its related amendments (collectively known as Accounting Standard Codification (“ASC”) 606 (“ASC 606”).

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

The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring goods and services to the customer. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing either the expected value method or the most likely amount method, depending on the nature of the variable consideration. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. Any estimates, including the effect of the constraint on variable consideration, are evaluated at each reporting period for any changes. Determining the transaction price requires significant judgment, which is discussed in further detail for each of the Company’s collaboration agreements in Note 9. In addition, none of the Company’s contracts as of December 31, 2021 contained a significant financing component.

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

As of December 31, 2021, the Company’s only revenue recognized is related to collaboration agreements with third parties which are either within the scope of ASC 606, under which the Company licenses certain rights to its product candidates to third parties, or within the scope of ASC 808, Collaborative Arrangements (“ASC 808”) if it involves a joint operating activity pursuant to which the Company is an active participant and is exposed to significant risks and rewards with respect to the arrangement. For the collaboration arrangements under the scope of ASC 606, as discussed in further detail in Note 9, the terms of these arrangements typically include payment to the Company of one or more of the following: nonrefundable, upfront fees; development, regulatory, and commercial milestone payments; research and development funding payments; and royalties on the net sales of licensed products. Additionally, the terms of certain arrangements may include an equity interest in the other company. Each of these payments results in collaboration revenues, except for revenues from royalties on the net sales of licensed products, which are classified as royalty revenues. For arrangements within the scope of ASC 808, the terms of these arrangements typically include payments received or made under the cost sharing provisions which are recognized as a component of revenues in the consolidated statements of operations and comprehensive loss.

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

The Company also considers the nature and contractual terms of an arrangement and assesses whether the arrangement involves a joint operating activity pursuant to which the Company is an active participant and is exposed to significant risks and rewards with respect to the arrangement. If the Company is an active participant and is exposed to the significant risks and rewards with respect to the arrangement, the Company accounts for the arrangement under ASC 808. Based on this consideration, the Company accounts for its co-development and co-promotion (“Co/Co”) Agreements with Regeneron and AvenCell under ASC 808. Because ASC 808 does not provide recognition and measurement guidance for collaborative arrangements, the Company has analogized to ASC 606. Refer to Note 9 for additional information regarding the Company’s collaboration agreements.

Research and Development Expenses

Research and development costs are expensed as incurred. Research and development expenses consist of expenses incurred in performing research and development activities, such as salaries, equity-based compensation and benefits of employees, allocated facility-related expenses, overhead expenses, license, sublicense and milestone fees, contract research, clinical trial costs, development and manufacturing services, and other related costs.

The Company records payments made for research and development services prior to the services being rendered as prepaid expenses on the consolidated balance sheet and expenses them as the services are provided. Contracts for multi-year research and development services are recorded on a straight-line basis over each annual contractual period based on the total contractual fee when the services rendered are expected to be substantially equivalent over the term of the arrangement. The cost of obtaining licenses for certain technology or IP is recorded to research and development expense when incurred if the licensed technology or IP has not yet reached technological feasibility and has no alternative future use.

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

Variable Interest Entity

The Company evaluates at the inception of each arrangement, and whenever a reconsideration event occurs, whether an entity in which the Company holds an investment or in which the Company has other variable interests is considered a variable interest entity (“VIE”) in accordance with FASB ASC Topic 810, Consolidation (“ASC 810”). If the entity meets the criteria to qualify as a VIE, the Company assesses whether or not the Company is the primary beneficiary of that VIE based on a number of factors, including (i) which party has the power to direct the activities that most significantly affect the VIE’s economic performance, (ii) the parties’ contractual rights and responsibilities pursuant to any contractual agreements and (iii) which party has the obligation to absorb losses or the right to receive benefits from the VIE. If the Company is deemed the primary beneficiary of a VIE, the Company consolidates such entity and reflects the non-controlling interest of other beneficiaries of that entity. If the Company is not the primary beneficiary, no consolidation is necessary, and the Company accounts for the investment or other variable interest in accordance with applicable U.S. GAAP.

Equity Method of Accounting

In circumstances where the Company has the ability to exercise significant influence, but not control, over the operating and financial policies of an entity in which the Company has a common stock or in-substance common stock investment, the Company utilizes the equity method of accounting for recording related investment activity. In assessing whether the Company exercises significant influence, the Company considers the nature and magnitude of the investment, the voting and protective rights the Company holds, any participation in the governance of the other entity and other relevant factors such as the presence of a collaborative or other business relationship.

Under the equity method of accounting, the Company’s investments are initially recorded at cost on the consolidated balance sheets. Upon recording an equity method investment, the Company evaluates whether there are basis differences between the carrying value and fair value of the Company’s proportionate share of the investee’s underlying net assets. Typically, the Company amortizes basis differences identified on a straight-line basis over the underlying assets’ estimated useful lives when calculating the attributable earnings or losses, excluding the basis differences attributable to in-process research and development (“IPR&D”) that has no alternative future use. If the Company is unable to attribute all of the basis difference to specific assets or liabilities of the investee, the residual excess of the cost of the investment over the proportional fair value of the investee’s assets and liabilities is considered to be Equity Method Goodwill and is recognized within the equity investment balance, which is tracked separately within the Company’s memo accounts. The Company subsequently records in the consolidated statements of operations and comprehensive loss its share of income or loss of the other entity within other income/expense. If the share of losses exceeds the carrying value of the Company’s investment, the Company will suspend recognizing additional losses and will continue to do so unless it commits to providing additional funding; however, if there are intra-entity profits this can cause the investment balance to go negative.

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

At December 31, 2021, the Company accounted for its investment in AvenCell under the equity method of accounting and no impairment charges were recognized during the year ended December 31, 2021. Refer to Note 10 for further details.

Recent Accounting Pronouncements – Adopted

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify the accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. The Company adopted ASU 2019-12 on January 1, 2021. The adoption did not have a material effect on the Company’s consolidated financial statements.

3.
Marketable Securities

The following table summarizes the Company’s available-for-sale marketable securities as of December 31, 2021 and 2020 at net book value:

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Marketable securities:
U.S. Treasury and other government securities	$301,493	$-	$(1,016)	$300,477
Financial institution debt securities	441,068	-	(652)	440,416
Corporate debt securities	62,500	-	(151)	62,349
Other asset-backed securities	159,707	-	(306)	159,401
Total	$964,768	$-	$(2,125)	$962,643

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Marketable securities:
U.S. Treasury and other government securities	$245,666	$13	$(11)	$245,668
Financial institution debt securities	138,445	6	(8)	138,443
Corporate debt securities	41,765	3	(2)	41,766
Other asset-backed securities	11,474	1	(1)	11,474
Total	$437,350	$23	$(22)	$437,351

The amortized cost of available-for-sale securities is adjusted for amortization of premiums and accretion of discounts to maturity. At December 31, 2021 and 2020, the balance in the Company’s accumulated other comprehensive (loss)/income was composed of activity related to the Company’s available-for-sale marketable securities and equity method investment. There were no material realized gains or losses in the years ended December 31, 2021, 2020 or 2019. The Company did not reclassify any amounts out of accumulated other comprehensive income during these periods. The Company generally does not intend to sell any investments prior to recovery of their amortized cost basis for any investment in an unrealized loss position. As such, the Company has classified these losses as temporary in nature.

The Company's available-for-sale securities that are classified as short-term marketable securities in the consolidated balance sheet mature within one year or less as of the balance sheet date. Available-for-sale securities that are classified as noncurrent in the consolidated balance sheet are those that mature after one year but within five years from the balance sheet date and that the Company does not intend to dispose of within the next twelve months. At December 31, 2021 and 2020, the Company did not hold any investments that matured beyond five years of the balance sheet date.

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

As of December 31, 2021 and 2020, the Company’s financial assets recognized at fair value on a recurring basis consisted of the following:

	Fair Value as of December 31, 2021
	Total	Level 1	Level 2	Level 3
	(In thousands)
Cash equivalents and restricted cash equivalents	$124,636	$124,636	$-	$-
Marketable securities:
U.S. Treasury and other government securities	300,477	280,085	20,392	-
Financial institution debt securities	440,416	-	440,416	-
Corporate debt securities	62,349	-	62,349	-
Other asset-backed securities	159,401	-	159,401	-
Total marketable securities	962,643	280,085	682,558	-
Total	$1,087,279	$404,721	$682,558	$-

	Fair Value as of December 31, 2020
	Total	Level 1	Level 2	Level 3
	(In thousands)
Cash equivalents and restricted cash equivalents	$163,805	$163,805	$-	$-
Marketable securities:
U.S. Treasury and other government securities	245,668	241,664	4,004	-
Financial institution debt securities	138,443	-	138,443	-
Corporate debt securities	41,766	-	41,766	-
Other asset-backed securities	11,474	-	11,474	-
Total marketable securities	437,351	241,664	195,687	-
Total	$601,156	$405,469	$195,687	$-

Certain of the Company’s financial assets, including cash equivalents and marketable securities, have been initially valued at the transaction price, and subsequently revalued at the end of each reporting period, utilizing third-party pricing services or other observable market data. The pricing services utilize industry standard valuation models and observable market inputs to determine value. After completing its validation procedures, the Company did not adjust or override any fair value measurements provided by the pricing services as of December 31, 2021 or 2020.

The Company's investment in AvenCell was recorded at fair value, determined according to Level 3 inputs in the fair value hierarchy described above. Refer to Note 10 for further details.

The Company's investment in SparingVision SAS (“SparingVision”) was recorded at fair value, determined according to Level 3 inputs in the fair value hierarchy described above. The Company's investment in Kyverna Therapeutics, Inc. (“Kyverna”) was recorded at cost, which is representative of fair value. Refer to Note 10 for further details. The

SparingVision and Kyverna investments (the “investments”) are included in “Investments and other assets” on the consolidated balance sheet. There were no changes in observable prices of these investments as of December 31, 2021.

5.
Property and Equipment, Net

Property and equipment, net consisted of the following:

	December 31,
	2021	2020
	(In thousands)
Laboratory equipment	$39,840	$30,438
Office furniture and equipment	2,186	1,181
Computer equipment	1,318	1,076
Leasehold improvements	2,188	1,520
Computer software	1,550	1,059
Total property and equipment	47,082	35,274
Less: accumulated depreciation and amortization	(26,114)	(19,331)
Property and equipment, net	$20,968	$15,943

Depreciation and amortization expense was $6.9 million, $6.3 million and $5.6 million for the years ended December 31, 2021, 2020 and 2019, respectively.

6.
Accrued Expenses

Accrued expenses consisted of the following:

	December 31,
	2021	2020
	(In thousands)
Employee compensation and benefits	$20,359	$10,920
Accrued research and development	16,979	11,008
Accrued legal and professional expenses	3,100	1,876
Accrued other	2,871	1,750
Total accrued expenses	$43,309	$25,554

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

A reconciliation of the federal statutory income tax rate and the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2021	2020	2019
Federal statutory income tax rate	(21.0)%	(21.0)%	(21.0)%
State income taxes	(16.6)	(7.4)	(8.9)
Research and development tax credits	(8.7)	(1.8)	(5.1)
Stock-based compensation	(16.8)	(1.3)	1.2
162m	0.2	-	-
Change in valuation allowance	62.9	31.5	33.8
Effective income tax rate	—%	—%	—%

The Company’s net deferred tax assets (liabilities) consisted of the following:

	December 31,
	2021	2020
	(in thousands)
Deferred tax assets:
Intangibles, including acquired in-process research and development	$1,010	$981
Capitalized start-up costs	334	378
Net operating loss carryforwards	216,629	101,807
Research and development credit carryforwards	61,698	23,166
Operating lease liability	20,055	10,713
Deferred revenue	13,922	4,680
Equity-based compensation	7,774	8,574
Accruals and allowances	3,718	2,200
Prepaid rent	1,393	-
Equity investment adjustments	359	-
Gross deferred tax assets	326,892	152,499
Deferred tax asset valuation allowance	(304,781)	(140,868)
Total deferred tax assets	22,111	11,631
Deferred tax liabilities:
Fixed assets	(669)	(970)
Operating lease right-of-use assets	(21,442)	(10,661)
Total deferred tax liabilities	(22,111)	(11,631)
Net deferred tax asset (liability)	$-	$-

As of December 31, 2021 and 2020, the Company had federal net operating loss carryforwards of $800.5 million and $372.5 million, respectively, which may be available to offset future income tax liabilities.

Approximately $37.2 million of the federal net operating losses generated prior to 2018 will begin to expire in 2034, unless previously utilized. Losses incurred prior to 2018 will generally be deductible to the extent of the lesser of a corporation’s net operating loss carryover or 100% of a corporation’s taxable income and be available for twenty years from the period the loss was generated. The federal net operating losses generated after 2017 of approximately $763.3 million will be carried over indefinitely, but will generally limit the net operating loss deduction to the lesser of the net operating loss carryforward or 80% of a corporation’s taxable income (subject to Section 382 of the Internal Revenue Code of 1986, as amended). Also, there will be no carryback for losses incurred after 2017.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act, (the “CARES Act”) was enacted in the U.S. The CARES Act temporarily removes the 80% limit for taxable years beginning before 2021 to allow an net operating loss carryforward to fully offset an organization’s income. The CARES Act allows a five-year carryback of any net operating loss generated in a taxable year beginning after December 31, 2017, and before January 1, 2021. The impact of the CARES Act was not material to the Company.

As of December 31, 2021 and 2020, the Company also had state net operating loss carryforwards of $767.8 million and $373.1 million, respectively, which may be available to offset future income tax liabilities and begin to expire in 2034.

As of December 31, 2021 and 2020, the Company had federal tax credit carryforwards of approximately $37.9 million and $15.0 million, respectively, which begin to expire in 2034. As of December 31, 2021 and 2020, the Company had state research and development and other credit carryforwards of approximately $30.2 million and $10.3 million, which begin to expire in 2029.

The Company evaluated the expected realizability of its net deferred tax assets and determined that there was significant negative evidence due to its net operating loss position and insufficient positive evidence to support the realizability of these net deferred tax assets. The Company concluded it is more likely than not that its net deferred tax assets would not be realized in the future; therefore, the Company has provided a full valuation allowance against its net deferred tax asset balance as of December 31, 2021 and 2020. The valuation allowance increased by $163.9 million in 2021, $42.4 million in 2020, $34.5 million in 2019.

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

As of December 31, 2021, the Company had not identified any unrecognized tax benefits. The Company files income tax returns in the U.S. federal tax jurisdiction and Massachusetts and various other state tax jurisdictions. The Company is subject to examination by the Internal Revenue Service, Massachusetts taxing authorities and state taxing authorities for tax year 2018 through present. The returns in these jurisdictions since inception remain open for examination; however, there are currently no pending tax examinations. The Company will recognize interest and/or penalties related to uncertain tax benefits in income tax expense if they arise.

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

License Agreements

The Company is party to license agreements, which include contingent payments. These payments will become payable if and when certain development, regulatory and commercial milestones are achieved. As of December 31, 2021, the satisfaction and timing of the contingent payments is uncertain and not reasonably estimable.

9.
Collaborations and Other Arrangements

To accelerate the development and commercialization of CRISPR/Cas9-based products in multiple therapeutic areas, the Company has formed, and intends to seek other opportunities to form, strategic alliances with collaborators who can augment its leadership in CRISPR/Cas9 therapeutic development. As of December 31, 2021, the Company’s accounts receivable were related to its collaborations with Regeneron and AvenCell. As of December 31, 2021 the Company's contract liabilities were related to its collaborations with Regeneron, AvenCell, SparingVision and Kyverna. As of December 31, 2020, the Company’s accounts receivable and contract liabilities were related to the Company’s collaboration with Regeneron.

The following table presents changes in the Company’s accounts receivable and contract liabilities during the years ended December 31, 2021 and 2020 (in thousands):

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Year Ended December 31, 2021
Accounts receivable	$2,130	$7,559	$(7,658)	$2,031
Contract liabilities:
Deferred revenue	$73,931	$84,659	$(31,355)	$127,235

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Year Ended December 31, 2020
Accounts receivable	$4,620	$103,116	$(105,606)	$2,130
Contract liabilities:
Deferred revenue	$28,810	$87,477	$(42,356)	$73,931

During the years ended December 31, 2021 and 2020, the Company recognized the following revenues as a result of changes in the contract liability balance (in thousands):

Revenue recognized in the period from:	Year Ended December 31, 2021	Year Ended December 31, 2020
Amounts included in the contract liability at the beginning of the period	$22,544	$11,571

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

Revenue Recognition: Collaboration Revenue. Through December 31, 2021, excluding amounts allocated to Regeneron’s purchase of the Company’s common stock, the Company recorded $145.0 million in upfront payments under the Amended Agreements and $37.9 million for research and development services, primarily under the ATTR Co/Co agreement. Through December 31, 2021, the Company has recognized $149.0 million of collaboration revenue under all arrangements, including $25.7 million, $53.0 million and $24.6 million of collaboration revenue in the years ended December 31, 2021, 2020 and 2019, respectively, in the consolidated statements of operations and comprehensive loss. This includes $5.9 million, $10.7 million, and $12.0 million, respectively, primarily representing payments due from Regeneron pursuant to the ATTR Co/Co agreement. These revenues are offset in part by contra-revenue related to the Hemophilia Co/Co agreements amounting to $2.7 million in the year ended December 31, 2021 and $0 million in the years ended December 31, 2020 and 2019.

As of December 31, 2021, there was approximately $51.4 million of the aggregate transaction price of the Amended Agreements remaining to be recognized, which the Company expects to be recognized during the research term through April 2024.

As of December 31, 2021 and 2020, the Company had accounts receivable of $2.0 million and $2.1 million, respectively, and deferred revenue of $51.4 million and $73.9 million, respectively, related to the Amended Agreements.

AvenCell Therapeutics, Inc.

On July 30, 2021 (the “Effective Date”), the Company entered into two agreements with AvenCell, a privately held CAR-T cell therapy company formed on that date in a joint venture between the Company, Cellex and BXLS: (i) a license and collaboration agreement (the “LCA”), under which the Company will collaborate to develop allogeneic universal CAR-T cell therapies and which granted AvenCell a license to develop and commercialize genome edited universal CAR-T cell therapies (limited to its use with their switchable, universal CAR-T cell UniCAR and RevCAR platforms); and (ii) a co-development and co-funding agreement (the “AvenCell Co/Co”), under which the Company will co-develop and co-commercialize allogeneic universal CAR-T cell products for an immuno-oncology indication.

Scope: The Company granted AvenCell an exclusive license to combine the Company’s CRISPR/Cas9 technology platform with AvenCell’s switchable, universal CAR-T cell technology platform and made available to AvenCell certain know-how and materials. For an eighteen-month period after the Effective Date, the Company will provide to AvenCell any improvements with respect to the underlying technology that are developed. For the two-year period immediately following the Effective Date, the Company will perform certain activities, at the Company’s cost and expense, including providing to AvenCell certain know-how and materials to enable AvenCell to use the Company's CRISPR/Cas9 technology platform, as well as making available employees with requisite knowledge and experience to provide advice and answer questions regarding such know-how and materials for a limited number of hours per year (the “Knowledge Transfer Period”). In addition, the Company and AvenCell will collaborate on at least seven universal CAR-T cell products that combine the Company's allogeneic T cell technology with AvenCell's switchable, universal CAR-T cell technology, referred to as the (“Allo Collaboration”).

AvenCell will pay the Company to provide supply and manufacturing services for them, including supplying GMP CRISPR reagents to support the research and development of all CRISPR Products (as defined in the LCA) under the Allo Collaboration until the completion of the first Pivotal Trial (as defined in the LCA) of the first such CRISPR Product.

Financial Terms: In exchange for the license, the Company received a 33.33% equity interest in AvenCell at the time of the initial closing and AvenCell is, therefore, considered to be a related party of the Company.

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

Co-Development and Co-Promotion Agreement: Under the AvenCell Co/Co the parties will co-develop and co-commercialize in the U.S. and key European countries certain allogeneic universal CAR-T products directed to an immuno-oncology target. The Company is the lead commercialization party in the U.S., and AvenCell is the lead commercialization party in the European countries. The parties will share equally in the profits and development costs. The Company will have one additional option to enter into a second co-development and co-funding agreement from selected allogeneic universal CAR-T cell therapy products that the parties intend to develop under the Allo Collaboration for a payment of $30.0 million to AvenCell.

AvenCell LCA - Accounting Analysis: The Company concluded that the accounting treatment for the LCA is within the scope of ASC 606. The Company evaluated the promised goods and services under the LCA and determined that it included one performance obligation: a combined performance obligation including the license to the allogeneic technology, initial know-how and ongoing support services, including participation in the JSC during the two-year Knowledge Transfer Period.

The transaction price was determined to be $62.9 million, which represents the fair value of the Company's equity interest in AvenCell as of the Effective Date. The Company allocated the full transaction price to the combined performance obligation including the license to allogeneic technology, the JSC, initial-know-how and ongoing support services. The Company will recognize the $62.9 million using a time elapsed input method over the Knowledge Transfer Period, which in management’s judgement is the best measure of progress towards satisfying the performance obligation as this method provides the most faithful depiction of the entity’s performance in transferring control of the goods and services promised to AvenCell. This represents the Company’s best estimate of the obligation, as after this period AvenCell will be able to fully benefit from the licensed IP on its own or with readily available resources. Revenue recorded during each period will be eliminated in part by an amount representing the Company's 33.33% ownership interest in AvenCell at that time, as this represents the intra-entity profit related to the transaction. The Company will re-evaluate the measure of progress in each reporting period and, if necessary, adjust the measure of performance and related revenue recognition. The Company completed the initial transfer of know-how in the third quarter of 2021. The Company recognized $5.9 million in revenue related to the LCA for the year ended December 31, 2021 after eliminating $2.9 million in intra-entity profits, which will be deferred and recognized if and when AvenCell commercializes a product with the Company's license or abandons the related project. Until such time, the $2.9 million of revenue is indefinitely deferred and excluded from the results of operations of the Company.

As of December 31, 2021 the Company had deferred revenue of $54.1 million related to the AvenCell LCA, which the Company expects to recognize through July 2023.

The payments attributable to the supply and manufacturing services are variable and are commensurate with the standalone selling prices of the services, and as such, will be attributed to those services. The Company did not record any consideration related to the supply and manufacturing services in 2021.

AvenCell Co/Co - Accounting Analysis: The Company concluded that the AvenCell Co/Co agreement meets the definition of a collaborative arrangement per ASC 808, which is outside of the scope of ASC 606. Since ASC 808 does not provide recognition and measurement guidance for collaborative arrangements, the Company has analogized to ASC 606. As such, the Company classifies cumulative amounts paid or received under the cost sharing provisions of the AvenCell Co/Co as a component of revenues in the consolidated statements of operations and comprehensive loss, to the extent that this does not result in a cumulative “negative revenue” amount, in which case the cumulative shortfall would be reclassified as an expense. The Company recognized $0.2 million in revenues related to the AvenCell Co/Co agreement for the year ended December 31, 2021.

SparingVision SAS

In October 2021, the Company and SparingVision, a genomic medicine company developing vision saving treatments for ocular diseases, entered into a license and collaboration agreement (the “SparingVision LCA”), to develop novel genomic medicines utilizing CRISPR/Cas9 technology for the treatment of ocular diseases.

Scope: The Company granted SparingVision exclusive rights to its proprietary in vivo CRISPR/Cas9-based genome editing technology for up to three ocular targets addressing diseases with significant unmet medical need. In addition, the parties will research and develop novel self-inactivating adeno-associated virus (“AAV”) vectors and lipid nanoparticle-based approaches to address delivery of CRISPR/Cas9 genome editing reagents to the retina.

SparingVision will lead and fund the preclinical and clinical development for the genome editing product candidates pursued under the collaboration.

The Company will have an option to obtain exclusive U.S. commercialization rights for product candidates arising from two of three collaboration targets. For product candidates the Company chooses to option, it will pay an opt-in fee between $10.0 million and $20.0 million depending on the stage of development of the target, reimburse certain costs, share in 50% of development costs and pay royalties to SparingVision on U.S. sales.

Financial Terms: In exchange for the license, the Company received 83,316 shares of Series A2 Preferred Stock (“Series A2”) which represented an equity ownership of approximately 11% at the time of closing. Attached to each share of Series A2, the Company received three warrants for the right to purchase additional Series A2 shares at designated prices that are subject to certain vesting conditions. The Company will also be eligible to receive certain research, development and commercial milestone payments (up to approximately $200 million per product) as well as royalties on potential future sales of products arising from the collaboration.

Governance: The parties formed a JSC, which is responsible for monitoring and managing the collaboration prior to program completion.

SparingVision LCA - Accounting Analysis: The Company determined that the accounting for the SparingVision LCA is within the scope of ASC 606. The Company evaluated the promised goods and services and determined that it included one performance obligation: a combined performance obligation including the license to the CRISPR technology as well as ongoing research and support services, including participation in the JSC.

The transaction price was determined to be $14.8 million, which represents the fair value of the Company's equity interest in SparingVision at the time of closing. See Note 10 for the determination of the fair value of the Company’s investment. The Company allocated the full transaction price to the combined performance obligation.

The Company will use a costs-incurred input method to recognize revenue, measuring the progress of the programs based on the costs incurred against budget, which in management's judgment is the best measure of progress towards satisfying the performance obligation. These costs will be recorded as revenue when the expenses are incurred. There was no revenue recognized in the year ended December 31, 2021 related to the SparingVision LCA. As of December

31, 2021, the Company had deferred revenue of $14.8 million, which is expected to be recognized over a three to five year period.

Kyverna Therapeutics, Inc.

In December 2021, the Company and Kyverna, a cell therapy company engineering a new class of therapies for autoimmune and inflammatory diseases, entered into a licensing and collaboration agreement (the “Kyverna LCA”), for the development of an allogeneic CD19 CAR-T cell therapy for the treatment of a variety of B cell-mediated autoimmune diseases.

Scope: The Company granted Kyverna rights to its proprietary ex vivo CRISPR/Cas9-based allogeneic platform for the development of KYV-201, an allogeneic CD19 CAR-T cell investigational candidate for the treatment of select autoimmune diseases. This is a novel approach aimed at targeting CD19 for inflammatory diseases as compared to traditional oncology indications. Kyverna will lead and fund preclinical and clinical development for KYV-201.

The Company will have an option to lead U.S. commercialization for KYV-201 under a co-development and co-commercialization agreement. If the Company chooses to co-develop and co-commercialize KYV-201, it will pay an opt-in fee of $5.0 million and share in 50% of development costs and future net profit and/or loss arising from commercializing KYV-201 in the U.S. Kyverna retains all rights outside of the U.S., and the Company will receive low-to-mid-single-digit royalties on net sales generated outside of the U.S. Kyverna is considered to be a related party, as they have a board member in common with the Company.

Financial Terms: In exchange for the license, the Company received an equity ownership of approximately 7% in Kyverna at the time of closing. The Company will be eligible to receive certain development and commercial milestone payments, as well as low-to-mid-single-digit royalties on potential future sales of KYV-201.

Kyverna LCA – Accounting Analysis: The Company determined that the accounting for the Kyverna LCA is within the scope of ASC 606. The Company evaluated the promised goods and services and determined that it included one performance obligation: a combined performance obligation related to the transfer of the license related to the allogeneic platform technology, a technology transfer, and other supply and research and development activities.

The transaction price was determined to be $7.0 million, which represents the fair value of the Company's equity interest in Kyverna at the time of closing. See Note 10 for the determination of the fair value of the Company's investment. The Company allocated the full transaction price to the combined performance obligation.

Revenue will be recognized under a time-elapsed input model starting at the completion of the technology transfer, which in management's judgment is the best measure of progress towards satisfying the performance obligation. Progress will be measured and reassessed quarterly. There was no revenue recognized in the year ended December 31, 2021 related to the Kyverna LCA. As of December 31, 2021, the Company had deferred revenue of $7.0 million which is expected to be recognized over a nine to twelve month period.

Novartis Institutes for BioMedical Research, Inc.

In December 2014, the Company entered into a strategic collaboration agreement with Novartis (the “2014 Novartis Agreement”), primarily focused on the research of new ex vivo CRISPR/Cas9-edited therapies using CAR-T cells and hematopoietic stem cells (“HSCs”). The agreement was amended in December 2018 (the “Novartis Amendment”) to also include research on ocular stem cells (“OSCs”). In December 2019, per the terms of the 2014 Novartis Agreement, the research term ended, although the 2014 Novartis Agreement remains in effect, for which the Company will be eligible to receive milestone and royalty payments in the future. In June 2021, the Company entered into Amendment No. 3 (the “Amendment”) to the 2014 Novartis Agreement. The Amendment amends Novartis’ rights with respect to all of the CAR-T Therapeutic Targets (as defined in the 2014 Novartis Agreement) that Novartis selected under the 2014 Novartis Agreement, including (a) making Novartis’ license non-exclusive for such CAR-T Therapeutic Targets, (b) removing Novartis’ diligence and related reporting obligations for such CAR-T Therapeutic Targets, and (c) refining the scope of Novartis’ sublicense rights for such CAR-T Therapeutic Targets. The Company made a one-time payment to Novartis of $10.0 million within 30 days after the effective date of the Amendment, which was recorded as research and development expense in the consolidated statement of operations and comprehensive loss for the year ended December 31, 2021. Since December 31, 2020, there have been no other material changes to the key terms of the 2014 Novartis Agreement and the Novartis Amendment. For further information on the terms and conditions of these agreements, please see the notes to the consolidated financial statements included in the Company’s Annual Report for the year ended December 31, 2020.

Revenue Recognition – Collaboration Revenue. Through December 31, 2021, excluding amounts allocated to Novartis’ purchase of the Company’s Class A-1 and Class A-2 Preferred Units, the Company had recorded a total of $62.4 million in cash under the 2014 Novartis Agreement and the Novartis Amendment. Through December 31, 2021, the Company recognized $62.4 million of collaboration revenue. No revenue was recognized during the years ended December 31, 2021 or 2020 related to the 2014 Novartis Agreement and the Novartis Amendment. The Company recognized $18.5 million during the year ended December 31, 2019, in the consolidated statement of operations and comprehensive loss, related to the 2014 Novartis Agreement and the Novartis Amendment. As of December 31, 2019, the aggregate transaction price had been recognized in full.

Revenue Recognition – Milestone. In March 2020, the U.S. Food and Drug Administration (“FDA”) accepted the Investigational New Drug (“IND”) application submitted by Novartis for a CRISPR/Cas9-based engineered cell therapy for the treatment of sickle cell disease. As a result of meeting this milestone, the Company recognized $5.0 million as collaboration revenue within the consolidated statement of operations and comprehensive loss. In September 2021, an additional milestone was reached and, as a result, the Company recognized $0.3 million as collaboration revenue within the consolidated statement of operations and comprehensive loss. No other milestones under the 2014 Novartis Agreement and the Novartis Amendment were achieved during the years ended December 31, 2021, 2020 or 2019. The Company is eligible to receive additional downstream success-based milestones and royalties.

As of December 31, 2021 and 2020, the Company had no accounts receivable or deferred revenue related to the 2014 Novartis Agreement and the Novartis Amendment.

10.
Equity-Method Investment and Other Investments

AvenCell Therapeutics, Inc.

On July 30, 2021, the Company finalized a transaction in which the Company, Cellex and BXLS established AvenCell, a joint venture and privately held company. In exchange for contributing an exclusive license to the joint venture, the Company entered into a Preferred Stock Purchase Agreement with AvenCell for a 33.33% equity interest in AvenCell at the time of the initial closing. Cellex and BXLS each equally owned the remaining 66.67% at that time.

The Company has significant influence over, but does not control, AvenCell through its noncontrolling representation on AvenCell’s Board of Directors and the Company’s equity interest in AvenCell. The Company has determined that the preferred stock it owns is in-substance common stock. The Company is not the primary beneficiary as it does not have the power to direct the activities of AvenCell that most significantly impact AvenCell’s economic performance. Accordingly, the Company does not consolidate the financial statements of AvenCell and accounts for its investment using the equity method of accounting.

As of the closing date, the fair value of the Company’s investment in AvenCell was $62.9 million which represents the fair value of the preferred stock received in exchange for the exclusive license to the Company’s CRISPR/Cas9 allogeneic platform (See Note 9). In determining the fair value of the Company’s investment, the Company used an option pricing model which requires the input of certain subjective assumptions. The key assumptions used in the option pricing model, which are level 3 inputs, include the anticipated holding period to an exit and liquidity event, the volatility of market participants (76%), the probability of AvenCell achieving certain milestones to obtain subsequent financings (75%) and the discount for lack of marketability (11%).

The Company recorded the initial investment in AvenCell of $62.9 million in “Equity method investments” on its consolidated balance sheet. Due to the timing and availability of AvenCell's financial information, the Company will record its share of losses from AvenCell on a quarterly basis on a one-quarter lag from July 30, 2021. Therefore, the Company recorded its share of two months of AvenCell’s losses generated in the third quarter of 2021 in the Company's operating results and other comprehensive loss in the fourth quarter of 2021, resulting in a reduction of the Company's investment by $1.8 million. The Company will record its share of three months of AvenCell's losses generated in the fourth quarter of 2021 in the Company's operating results in the first quarter of 2022. The Company is not aware of any material events or transactions during this period. The elimination of the intra-entity profit component of $2.9 million (See Note 9) resulted in a further reduction in the balance of the investment in AvenCell, bringing the carrying value of the investment to $58.1 million as of December 31, 2021.

At December 31, 2021, the maximum exposure to loss is limited to the Company’s equity investment in the joint venture.

SparingVision SAS

In connection with the SparingVision LCA (See Note 9), the Company received 83,316 shares of Series A2 Preferred Stock (“Series A2”). Attached to each share of Series A2, the Company received three warrants for the right to purchase additional Series A2 shares at designated prices that are subject to certain vesting conditions (collectively referred to as the “SparingVision investments”). The Company accounts for the SparingVision investments using the measurement alternative as SparingVision is a private company and there is no readily observable transaction price. In determining the fair value of the SparingVision investments, the Company used an option pricing model which requires the input of certain subjective assumptions. The key assumptions used in the option pricing model, which are level 3 inputs, include the anticipated holding period to an exit and liquidity event, the volatility of market participants (90%), and the rate of return (65%). The Company recorded the initial investment in SparingVision of $14.8 million in “Investments and other assets” on its consolidated balance sheet. There was no change in the observable price of the SparingVision investments as of December 31, 2021.

Kyverna Therapeutics, Inc.

In connection with the Kyverna LCA (See Note 9), the Company received 3,739,515 shares of Series B Preferred Stock with a fair value of $7.0 million. The Company separately made an additional investment in Kyverna, purchasing 1,602,649 shares of Series B Preferred Stock in exchange for $3.0 million in cash (collectively referred to as the “Kyverna investments”). The Company accounts for the Kyverna investments using the measurement alternative as Kyverna is a private company and there is no readily observable transaction price. The Company recorded the initial investment in Kyverna of $10.0 million in “Investments and other assets” on its consolidated balance sheet. There was no change in the observable price of the Kyverna investment as of December 31, 2021.

11.
Leases

In October 2014, the Company entered into an agreement to lease office and laboratory space at 130 Brookline Street (the “130 Brookline Lease”) in Cambridge, Massachusetts under an operating lease agreement with a term through January 2020, with an option to extend the term of the lease for an additional five-year period. In April 2019, the lease was amended to extend the term for the additional five-year period, through January 2025. Upon the execution of the original lease, the Company provided a $0.3 million security deposit which is recorded in “Investments and other assets” on the Company's consolidated balance sheets.

In March 2020, the Company entered into a second amendment to the 130 Brookline Lease (the “130 Brookline Lease Second Amendment”). The 130 Brookline Lease Second Amendment extends the term of the 130 Brookline Lease by approximately six years through January 31, 2031. This extended term is included as part of the lease liability and right-of-use asset at December 31, 2021. The 130 Brookline Lease Second Amendment also provides an option to extend the lease for two consecutive five-year terms. The option for these further extensions is not included as part of the lease liability and right-of-use asset at December 31, 2021, as it is not reasonably certain that it will be exercised. In the first quarter of 2020, the Company increased the right-of-use asset and liability related to this lease by approximately $7.3 million related to the 130 Brookline Lease Second Amendment.

In March 2019, the Company entered into a separate agreement to sublease additional office and laboratory space at 130 Brookline Street in Cambridge, Massachusetts under an operating sublease agreement with a term through April 2021, with two options to extend the agreement by one year each, for a total option period of up to two years. Upon commencement of the lease in April 2019, the Company recognized a right-of-use asset and lease liability of approximately $1.3 million. In September 2020, the Company amended the lease to extend the term until October 2021. An adjustment of $0.4 million to the right-of-use asset and lease liability was recorded upon the execution of the amendment. This sublease was terminated in September 2021.

In January 2016, the Company entered into a ten-year agreement to lease office and laboratory space at 40 Erie Street (the “40 Erie Lease”) in Cambridge, Massachusetts under an operating lease agreement, with an option to terminate the lease at the end of the sixth year and an option to extend the term of the lease for an additional three years. Upon the execution of this lease, the Company provided a $2.2 million security deposit, which has been recorded in “Investments and other assets” on the consolidated balance sheets. In November 2020, the Company entered into a second amendment to the 40 Erie Lease (the “40 Erie Lease Second Amendment”) which provides the Company with a right of first offer with respect to any space that becomes available at the 40 Erie Street building, and in consideration for this right the Company agreed to nullify the option to terminate the lease at the end of the sixth year that was included in the 40 Erie Lease. In the fourth quarter of 2020, the Company increased the right-of-use asset and liability related to this lease by approximately $18.5 million related to the 40 Erie Lease Second Amendment.

In March 2020, the Company entered into an agreement to lease approximately 39,000 square feet of office and laboratory space at 281 Albany Street in Cambridge, Massachusetts under an operating lease agreement (the “281 Albany Lease”). The initial term of the 281 Albany Lease is ten years following the rent commencement date which was determined to be March 2021 in accordance with ASC 842, Leases (Topic 842) (“ASC 842”), as that was when the facility was substantially complete and available for use. The Company recognized a right-of-use asset and a lease liability of approximately $40.4 million and $34.8 million, respectively, in the first quarter of 2021 related to the 281 Albany Lease. In determining the lease liability, the Company used an incremental borrowing rate of 5.52% based on a number of factors including the Company’s credit rating and the lease term. Included in the recognized right-of-use asset at the inception of the lease was approximately $5.6 million in lease payments that were prepaid under the terms of the lease. The Company modified the right-of-use asset in the second quarter of 2021 based on changes to the configuration of this space, resulting in an additional $1.4 million being added to the right-of-use asset. The base rent under the 281 Albany Lease is $99.00 per square foot per year during the first year of the term, which is subject to scheduled annual increases up to $128.87 per square foot per year during the last year of the initial term, plus certain operating expenses and taxes. In addition, the landlord contributed an aggregate of $4.4 million toward the cost of construction and tenant improvements for the premises. In accordance with the 281 Albany Lease, the Company is required to maintain a letter of credit in the amount of $1.9 million that is restricted for the term of the lease. These restricted cash equivalents are reported in “Investments and other assets” in the Company’s consolidated balance sheet. The Company has the option to extend the 281 Albany Lease for two successive five-year terms; this option is not included as part of the lease liability and right-of-use asset at December 31, 2021, as it is not reasonably certain that it will be exercised.

In July 2021, the Company entered into an agreement to lease 13,662 square feet of office space at 17 Tudor Street in Cambridge, Massachusetts under an operating lease agreement (the “17 Tudor Lease”). The Company’s obligation to pay rent began on November 1, 2021. The initial term of the 17 Tudor Lease is five years and the Company has an option to extend the 17 Tudor Lease for one three-year term. The option is not included as part of the lease liability and right-of-use asset at December 31, 2021, as it is not reasonably certain that it will be exercised. The base rent under the 17 Tudor Lease is $74.00 per square foot during the first year of the term, which is subject to scheduled annual increases throughout the term, resulting in a base rent of $83.29 per square foot during the last year of the initial term, plus certain operating expenses and taxes. In September 2021 the Company determined, in accordance with ASC 842, that the commencement date of the lease had been met as the Company had gained access to the facility in order to begin work on lessee-owned tenant improvements and, accordingly, the Company recognized a right-of-use asset and a lease liability of approximately $4.9 million in the third quarter of 2021 related to the 17 Tudor Lease. In determining the lease liability, the Company used an incremental borrowing rate of 4.15% based on a number of factors including the Company’s credit rating and the lease term. In accordance with the 17 Tudor Lease, the Company is required to maintain a letter of credit in the amount of $0.2 million that is restricted for the term of the lease. These restricted cash equivalents are reported in “Investments and other assets” in the Company’s consolidated balance sheet.

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

The following table contains a summary of the lease costs recognized under ASC 842 and other information pertaining to the Company’s operating leases for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020
	(In thousands)
Lease cost
Operating lease cost	$12,871	$8,447
Short-term lease cost	31	56
Variable lease cost	3,339	2,918
Total lease cost	$16,241	$11,421

	Year Ended December 31,
	2021	2020
	(In thousands)
Other information
Operating cash flows used for operating leases	$12,641	$7,495
Operating lease liabilities arising from obtaining right-of-use assets	49,378	26,432

	As Of December 31,
	2021	2020
Lease term and discount rate
Weighted average remaining lease term	7.2 years	6.7 years
Weighted average discount rate	5.50%	5.80%

The table below reconciles the undiscounted cash flows for each of the next five years and total of the remaining years to the operating lease liabilities recorded in the consolidated balance sheet as of December 31, 2021:

Future Operating Lease Payments
Year Ending December 31,	(in thousands)
2022	$12,929
2023	13,398
2024	12,320
2025	12,838
2026	11,544
Thereafter	28,809
Total lease payments	$91,838
Less: imputed interest	(17,815)
Total operating lease liabilities at December 31, 2021	$74,023

12.
Equity-Based Compensation

Equity-based compensation expense is classified in the consolidated statements of operations and comprehensive loss as follows:

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Research and development	$26,712	$10,202	$6,986
General and administrative	20,297	9,701	8,105
Total	$47,009	$19,903	$15,091

Amended and Restated 2015 Stock Option and Incentive Plan

In April 2016, the Company adopted the Amended and Restated 2015 Stock Option and Incentive Plan (the “2015 Plan”). The 2015 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards (“RSAs”), restricted stock units (“RSUs”) and other stock-based awards. Recipients of incentive stock options and non-qualified stock options are eligible to purchase shares of the Company’s common stock at an exercise price equal to the fair value of such stock on the grant date. Stock options granted under the 2015 Plan generally vest 25% on the first anniversary of the original vesting date, with the balance vesting monthly over the remaining three years, unless they contain specific performance-based vesting provisions. The maximum term of stock options granted under the 2015 Plan is ten years.

As of December 31, 2021, there were 2,241,278 shares available for future issuance under the 2015 Plan. The number of shares reserved for issuance under the 2015 Plan shall be cumulatively increased by four percent of the number of shares of stock issued and outstanding on the immediately preceding December 31 or such lesser number of shares of stock as determined by the board of directors.

Restricted Stock Units

RSUs are measured at fair value based on the quoted price of the Company’s common stock.

The following table summarizes the Company’s RSU activity for the year ended December 31, 2021:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested restricted stock units as of December 31, 2020	193,936	$23.98
Granted	451,272	73.81
Vested	(119,715)	20.94
Cancelled	(72,467)	45.14
Unvested restricted stock units as of December 31, 2021	453,026	$71.03

In January 2020, the Company granted 181,020 RSUs to certain non-executive employees that included a performance condition in addition to a service condition. These RSUs would vest over a period of three years and were subject to accelerated vesting based on the Company’s programs achieving certain development milestones before December 1, 2022. The fair value of the RSUs at date of grant was $15.05. During the year ended December 31, 2020, the Company achieved one of its development milestones and 58,870 of these RSUs vested. During the year ended December 31, 2021, 26,235 of these RSUs vested based on the satisfaction of a service condition, and 64,290 vested due to the achievement of additional development milestones. At December 31, 2021, none of these RSUs are unvested.

The weighted-average grant date fair value of RSUs granted for the years ended December 31, 2021, 2020 and 2019 was $73.81, $21.70 and $0. The total fair value of RSUs vested (measured on the date of vesting) for the years ended December 31, 2021 and 2020 was $14.1 million and $2.8 million, respectively. During the year ended December 31, 2019, RSAs that were granted prior to the Company's IPO vested with a total fair value (measured on the date of vesting) of $0.6 million.

As of December 31, 2021, there was $27.1 million of unrecognized equity-based compensation expense related to RSUs that are expected to vest. These costs are expected to be recognized over a weighted average remaining vesting period of 2.8 years.

Stock Options

The weighted average grant date fair value of options, estimated as of the grant date using the Black-Scholes option pricing model, was $54.09 per option for options granted during the year ended December 31, 2021, $9.07 per option for options granted during the year ended December 31, 2020, and $9.21 per option for options granted during the year ended December 31, 2019. The total intrinsic value (the amount by which the fair market value exceeded the exercise price) of stock options exercised during the years ended December 31, 2021, 2020 and 2019 was $262.0 million, $20.3 million, and $2.3 million, respectively. Weighted average assumptions used to apply this pricing model were as follows:

	Year Ended December 31,
	2021	2020	2019
Risk-free interest rate	1.0%	0.8%	2.1%
Expected life of options	6.0 years	6.0 years	6.0 years
Expected volatility of underlying stock	72.9%	67.8%	68.1%
Expected dividend yield	0.0%	0.0%	0.0%

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

The Company uses the market closing price of its common stock as reported on the Nasdaq Global Select Market to determine the fair value of the shares of common stock underlying stock options. The following is a summary of stock option activity for the year ended December 31, 2021:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding at December 31, 2020	6,977,440	$15.43
Granted	2,729,302	84.16
Exercised	(2,700,886)	15.22
Forfeited	(700,700)	30.74
Outstanding at December 31, 2021	6,305,156	$43.57	7.38	$492,968
Exercisable at December 31, 2021	2,227,760	$16.37	5.43	$226,941

As of December 31, 2021, there was $130.3 million of unrecognized compensation cost related to stock options that have not yet vested. These costs are expected to be recognized over a weighted average remaining vesting period of 3.1 years.

2016 Employee Stock Purchase Plan

In May 2016, the Company adopted the 2016 Employee Stock Purchase Plan (the “2016 Plan”). The 2016 Plan allows eligible employees to purchase shares of the Company’s common stock on the last day of each predetermined six-month offering period at 85% of the lower of the fair market value per share at the beginning or end of the applicable offering period. The 2016 Plan provides for six-month offering periods beginning in January and July of each year.

As of December 31, 2021, there were 1,297,202 shares available for future issuance under the 2016 Plan. The number of shares reserved for issuance under the 2016 Plan shall be cumulatively increased by the lesser of a) one percent of the number of shares of common stock issued and outstanding on the immediately preceding December 31, b) 500,000 shares of common stock, or c) such lesser number of shares of common stock as determined by the board of directors.

During the years ended December 31, 2021, 2020, and 2019, the Company issued 30,897, 101,911, and 90,581 shares of common stock under the 2016 Plan, respectively. The weighted-average purchase prices of shares issued under the 2016 Plan were $65.51, $15.28, and $12.05 per share for the years ended December 31, 2021, 2020, and 2019, respectively.

The fair value of the awards issued under the 2016 Plan to employees was estimated at the beginning of the offering period using a Black-Scholes option-pricing model with the following assumptions:

	Year Ended December 31,
	2021	2020	2019
Risk-free interest rate	0.05%-0.09%	0.17%-1.6%	2.1%-2.5%
Expected term (in years)	0.5 years	0.5 years	0.5 years
Expected volatility of underlying stock	77.5%-109.2%	53.4%-98.3%	62.9%-76.5%
Expected dividend yield	0.0%	0.0%	0.0%

13.
Loss Per Share

Basic and diluted loss per share was calculated as follows:

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Net loss	$(267,892)	$(134,231)	$(99,533)
Weighted average shares outstanding, basic and diluted	70,894	55,987	47,247
Net loss per share, basic and diluted	$(3.78)	$(2.40)	$(2.11)

The following common stock equivalents were excluded from the calculation of diluted loss per share in 2021, 2020 and 2019 because their inclusion would have been anti-dilutive:

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Unvested restricted stock	453	194	72
Stock options	6,305	6,977	5,366
	6,758	7,171	5,438

14.
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

On June 29, 2021, the Company entered into an underwriting agreement related to a public offering of 4,758,620 shares of its common stock, par value $0.0001 per share, including the exercise in full by the underwriters of their option to purchase an additional 620,689 shares at a public offering price of $145.00 per share. The offering closed on July 2, 2021 and the Company received net proceeds of $648.3 million, after deducting the underwriting discount, commissions and offering expenses.

At-the-Market Offering Programs

In October 2018, the Company entered into an Open Market Sale Agreement (the “2018 Sale Agreement”) with Jefferies LLC (“Jefferies”), under which Jefferies was able to offer and sell, from time to time in “at-the-market” offerings, shares of its common stock having aggregate gross proceeds of up to $100.0 million. The Company paid to Jefferies cash commissions of 3.0% of the gross proceeds of sales of common stock under the 2018 Sale Agreement. The Company issued 5,890,648 shares of its common stock at an average price of $16.98 per share in accordance with the 2018 Sale Agreement for aggregate net proceeds of $96.4 million, after payment of cash commissions to Jefferies and approximately $0.6 million related to legal, accounting and other fees in connection with the sales. All shares related to the 2018 Sale Agreement had been sold as of December 31, 2019.

In August 2019, the Company entered into an Open Market Sale Agreement (the “2019 Sale Agreement”) with Jefferies, under which Jefferies was able to offer and sell, from time to time in “at-the-market” offerings, common stock having aggregate gross proceeds of up to $150.0 million. The Company agreed to pay Jefferies cash commissions of 3.0% of the gross proceeds of sales of common stock under the 2019 Sale Agreement. During the year ended

December 31, 2019, the Company issued 287,231 shares of its common stock, in a series of sales, at an average price of $16.48 per share, in accordance with the 2019 Sale Agreement for aggregate net proceeds of $4.4 million, after payment of cash commissions to Jefferies and approximately $0.2 million related to legal, accounting and other fees in connection with the sales. During the year ended December 31, 2020, the Company issued 2,270,161 shares of its common stock in a series of sales at an average price of $22.53 per share in accordance with the 2019 Sale Agreement, for aggregate net proceeds of $49.5 million after payment of cash commissions to Jefferies and approximately $0.2 million related to legal, accounting and other fees in connection with the sales. During the year ended December 31, 2021, the Company issued 641,709 shares of its common stock in a series of sales at an average price of $72.79 per share in accordance with the 2019 Sale Agreement, for aggregate net proceeds of $45.3 million after payment of cash commissions to Jefferies and approximately $0.1 million related to legal, accounting and other fees in connection with the sales.

As of December 31, 2021, $47.4 million in shares of common stock remain eligible for sale under the 2019 Sale Agreement.

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

15.
Related Party Transactions

In the ordinary course of business, the Company may purchase materials or supplies from entities that are associated with a party that meets the criteria of a related party of the Company. These transactions are reviewed quarterly and to date have not been material to the Company’s consolidated financial statements.

The Company and AvenCell are parties to the AvenCell LCA and AvenCell Co/Co, as described in Note 9. The Company’s relationship with AvenCell is considered to be as a related party due to the Company’s 33.33% investment in AvenCell being accounted for under the equity method. The Company recognized $5.9 million and $0.2 million in revenue under the AvenCell LCA and AvenCell Co/Co, respectively, for the year ended December 31, 2021. As of December 31, 2021 the Company had deferred revenue of $54.1 million, comprised of $34.2 million in current deferred revenue and $19.9 million in non-current deferred revenue, related to the AvenCell LCA.

The Company and Kyverna are parties to the Kyverna LCA and are considered to be related parties because they have a common board member (see Note 9). The Company owns preferred stock of Kyverna, the value of which is included in “Investments and other assets” in the consolidated balance sheet. The value of this investment was $10.0 million as of December 31, 2021. There was no revenue recognized in the year ended December 31, 2021 related to the Kyverna LCA. As of December 31, 2021, the Company had deferred revenue of $7.0 million related to the Kyverna LCA.

16.
401(k) Plan

In 2015, the Company established the Intellia Therapeutics, Inc. 401(k) Plan (the “401(k) Plan”) for its employees, which is designed to be qualified under Section 401(k) of the Internal Revenue Code. Eligible employees are permitted to contribute to the 401(k) Plan within statutory and 401(k) Plan limits. The Company makes matching contributions of 50% of the first 6% of employee contributions. The Company made matching contributions of $1.6 million, $1.1 million and $0.8 million for the years ended December 31, 2021, 2020 and 2019, respectively.

17.
Subsequent Events

In January 2022, the Company entered into a Lease Agreement (the “Lease”) with the Massachusetts Institute of Technology (the “Landlord”) for office and laboratory space located at 730 Main Street, Cambridge, Massachusetts (the “Premises”). Under the terms of the Lease, the Company will lease approximately 38,000 square feet at the Premises, which will supplement the Company’s current leased premises in Cambridge, Massachusetts. The Lease, including the obligation to pay rent, is expected to commence on October 22, 2022 (the “Commencement Date”). The initial term of the Lease is ten years following the Commencement Date. The base rent under the Lease is $130.00 per square foot per year during the first year of the term, which is subject to scheduled annual increases up to $169.62 per square foot per year during the last year of the initial term, plus certain operating expenses and taxes. The Company has the option to extend the Lease for one five-year term.

On February 2, 2022, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with RW Acquisition Corp., a Delaware corporation and a wholly-owned direct subsidiary of the Company (“Merger Sub”), Rewrite Therapeutics, Inc., a Delaware corporation (“Rewrite”) and Shareholder Representative Services LLC, a Colorado limited liability company, solely in its capacity as the representative of the Rewrite Holders (as defined below). On the effective date of the Merger Agreement, Merger Sub merged with and into Rewrite, with Rewrite surviving as a wholly-owned direct subsidiary of the Company.

Pursuant to the Merger Agreement, and subject to the terms and conditions thereof, the Company paid Rewrite’s former stockholders and optionholders (the “Rewrite Holders”) upfront consideration in an aggregate amount of approximately $45.0 million payable in cash, excluding customary purchase price adjustments. In addition, the Rewrite Holders will be eligible to receive up to an additional $155.0 million in milestone payments upon the achievement of certain pre-specified research and regulatory approval milestones, payable through a mixture of $130.0 million in cash and $25.0 million in shares of common stock, par value $0.0001 per share (“Common Stock”). The shares of Common Stock will be valued using the volume-weighted average price of Common Stock of the Company over the ten consecutive trading day period ending on and including the trading day that is two trading days immediately prior to the issuance of the consideration issued in connection with the applicable milestone.

On February 12, 2022 the Company entered into a license, collaboration and option agreement with ONK Therapeutics, Ltd. (“ONK”), an innovative company dedicated to developing optimally engineered natural killer (“NK”) cell therapies to cure patients with cancer. The agreement grants ONK a non-exclusive license to the Company's proprietary ex vivo CRISPR/Cas9-based genome editing platform and its LNP-based delivery technologies for development of up to five allogeneic NK cell therapies, which license is exclusive with respect to certain gRNAs. ONK will be responsible for preclinical and clinical development for the engineered NK cell therapies enabled by the agreement. The Company will be eligible to receive up to $184 million per product in development and commercial milestone payments, as well as up to mid-single digit royalties on potential future sales. In addition, the agreement grants the Company options to co-develop and co-commercialize up to two products developed through the collaboration worldwide with rights to lead commercialization in the U.S.

In February 2022, the Company entered into a Lease Agreement (the “Winter Street Lease”) with ARE-Winter Street Property, LLC (the “Landlord”) for manufacturing space located at 840 Winter Street, Waltham, Massachusetts (the “Premises”). Under the terms of the Winter Street Lease, the Company will lease approximately 140,000 square feet at the Premises, which will provide the Company with the ability to manufacture its own products in a GMP compliant facility as well as to supplement the Company’s current leased premises in Cambridge, Massachusetts. The Winter Street Lease, including the obligation to pay rent, is expected to commence on February 1, 2024 (the “Commencement Date”). The initial term of the Winter Street Lease is twelve years following the Commencement Date. The base rent under the Winter Street Lease is $73.50 per square foot per year during the first year of the term, which is subject to scheduled 3% annual increases, plus certain operating expenses and taxes. The Company has the option to extend the Winter Street Lease for two five-year terms.

EXHIBIT INDEX

Exhibit No.	Exhibit Index

3.1	Second Amended and Restated Certificate of Incorporation of the Registrant (1)

3.2	Second Amended and Restated By-laws of the Registrant (1)

3.3	Amendment to the Second Amended and Restated By-laws of the Registrant (11)

4.1	Description of Certain Registrant’s Securities (15)

10.1#	2015 Amended and Restated Stock Option and Incentive Plan and forms of award agreements thereunder (3)

10.2#	Senior Executive Cash Incentive Bonus Plan (5)

10.3†	License Agreement dated as of July 16, 2014 by and between the Registrant (as successor in interest of Intellia Therapeutics, LLC) and Caribou Biosciences, Inc. (4)

10.4†	Services Agreement dated as of July 16, 2014 by and between the Registrant (as successor in interest of Intellia Therapeutics, LLC) and Caribou Biosciences, Inc. (4)

10.5†	License and Collaborative Research Agreement dated as of December 18, 2014 by and between the Registrant and Novartis Institutes for BioMedical Research, Inc. (2)

10.6#	Form of Indemnification Agreement (3)

10.7	Lease Agreement, by and between the Registrant and MIT 130 Brookline LLC, dated as of October 21, 2014 (5)

10.8	Lease Agreement, by and between the Registrant and BMR-Sidney Research Campus LLC, dated as of January 6, 2016 (5)

10.9#	2016 Employee Stock Purchase Plan (3)

10.10†	Amendment No. 1 to License Agreement dated as of February 2, 2016 by and between the Registrant and Caribou Biosciences, Inc. (5)

10.11†	Addendum to License Agreement dated as of February 2, 2016 by and between the Registrant and Caribou Biosciences, Inc. (5)

10.12†	License and Collaboration Agreement dated as of April 11, 2016 by and between the Registrant and Regeneron Pharmaceuticals, Inc. (2)

10.13	Common Stock Purchase Agreement dated as of April 26, 2016 between the Registrant and Regeneron Pharmaceuticals, Inc. (3)

10.14	Common Stock Purchase Agreement dated as of April 26, 2016 between the Registrant and Novartis Institutes for BioMedical Research, Inc. (3)

10.15#	Form of Employment Agreement for Executive Officers (3)

10.16†*

Consent to Assignments, Licensing and Common Ownership and Invention Management Agreement dated December 15, 2016 by and between the Registrant, CRISPR Therapeutics AG, The Regents of the University of California, University of Vienna, ERS Genomics Ltd., TRACR Hematology Ltd., Caribou Biosciences, Inc., and Dr. Emmanuelle Charpentier

10.17#	Form of Amended and Restated Employment Agreement (7)

10.18†

Letter Agreement, dated as of July 20, 2018, by and between the Company and Regeneron Pharmaceuticals, Inc. and the corresponding Form of Co-Development and Co-Promotion Agreement, by and between the Company and Regeneron Pharmaceuticals, Inc. (8)

10.19†	Agreement and Amendment to License and Collaborative Research Agreement, dated as of December 3, 2018, by and between Novartis and the Company (9)

10.20	First Amendment to Lease, dated as of April 5, 2019, by and between the Company and MIT 130 Brookline Leasehold LLC. (10)

10.21#	Fourth Amended and Restated Non-Employee Director Compensation Policy (4)

10.22	Lease Agreement, by and between the Registrant and 281-295 Albany Street Leasehold LLC, dated as of March 12, 2020 (12)

10.23	Second Amendment to Lease, dated as of March 12, 2020, by and between the Company and MIT 130 Brookline Leasehold LLC. (12)

10.24†	Amendment No. 1 to the License and Collaboration Agreement, dated as of May 30, 2020 by and between the Company and Regeneron Pharmaceuticals, Inc. (13)

10.25	Stock Purchase Agreement, dated as of May 30, 2020 by and between the Company and Regeneron Pharmaceuticals, Inc. (13)

10.26	Corporate Bonus Plan, effective April 3, 2020 (14)

10.27†	Amendment #3 to License and Collaborative Research Agreement, dated as of June 14, 2021, by and between the Registrant and Novartis (16)

10.28†*

Agreement and Plan of Merger, by and among Intellia Therapeutics, Inc., Rewrite Therapeutics, Inc., RW Acquisition Corp., and Shareholder Representative Services, LLC, as securityholder representative, dated as of February 2, 2022

10.29*	Lease Agreement by and between the Registrant and Are-Winter Street Property, LLC, dated as of February 22, 2022

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

* Filed herewith.

# Indicates a management contract or any compensatory plan, contract or arrangement

(1)
Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-37766) filed with the Securities and Exchange Commission on May 17, 2016
(2)
Incorporated by reference to the Registration Statement on Form S-1 (File No. 333-210689) filed with the Securities and Exchange Commission on May 5, 2016
(3)
Incorporated by reference to the Registration Statement on Form S-1 (File No. 333-210689) filed with the Securities and Exchange Commission on April 27, 2016
(4)
Incorporated by reference to the Registration Statement on Registrant’s Quarterly Report on Form 10-Q (File No. 001-37766) filed with the Securities and Exchange Commission on May 6, 2021
(5)
Incorporated by reference to the Registration Statement on Form S-1 (File No. 333-210689) filed with the Securities and Exchange Commission on April 11, 2016
(6)
Incorporated by reference to the Registration Statement on Form S-1 (File No. 333-210689) filed with the Securities and Exchange Commission on April 12, 2016
(7)
Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-37766) filed with the Securities and Exchange Commission on April 17, 2018
(8)
Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37766) filed with the Securities and Exchange Commission on October 31, 2018
(9)
Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 001-37766) filed with the Securities and Exchange Commission on February 27, 2019
(10)
Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37766) filed with the Securities and Exchange Commission on May 2, 2019
(11)
Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-37766) filed with the Securities and Exchange Commission on April 9, 2020
(12)
Incorporated by reference to the Registrant’s Current Report on Form 10-Q (File No. 001-37766) filed with the Securities and Exchange Commission on May 7, 2020
(13)
Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-37766) filed with the Securities and Exchange Commission on June 1, 2020
(14)
Incorporated by reference to the Registrant’s Current Report on Form 10-Q (File No. 001-37766) filed with the Securities and Exchange Commission on August 6, 2020
(15)
Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 001-37766) filed with the Securities and Exchange Commission on February 27, 2020
(16)
Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-37766) filed with the Securities and Exchange Commission on June 17, 2021
(17)
The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Annual Report on Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTELLIA THERAPEUTICS, INC.

By:	/s/ John M. Leonard
John M. Leonard, M.D.
President and Chief Executive Officer

Dated: February 24, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ John M. Leonard	President, Chief Executive Officer and Director	February 24, 2022
John M. Leonard, M.D.	(Principal Executive Officer)

/s/ Glenn Goddard	Executive Vice President, Chief Financial Officer	February 24, 2022
Glenn Goddard	(Principal Financial and Accounting Officer)
/s/ Fred Cohen	Director	February 24, 2022
Fred Cohen, M.D.

/s/ John Crowley	Director	February 24, 2022
John Crowley

/s/ Caroline Dorsa	Director	February 24, 2022
Caroline Dorsa

/s/ Jean François Formela	Director	February 24, 2022
Jean François Formela, M.D.

/s/ Jesse Goodman	Director	February 24, 2022
Jesse Goodman, M.D.

/s/ Georgia Keresty	Director	February 24, 2022
Georgia Keresty

/s/ Frank Verwiel	Director	February 24, 2022
Frank Verwiel, M.D.