Form 10-Q
period 2022-03-31
Intellia Therapeutics, Inc.
filed 2022-05-05
CIK 1652130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

The number of shares outstanding of the registrant’s common stock as of April 28, 2022: 75,853,870 shares.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

INTELLIA THERAPEUTICS, INC.

Condensed Consolidated Balance Sheets (unaudited)

(Amounts in thousands except share and per share data)

	March 31, 2022	December 31, 2021
ASSETS
Current Assets:
Cash and cash equivalents	$133,382	$123,406
Marketable securities	721,869	625,282
Accounts receivable ($0 million and $0.1 million, respectively, from related party)	1,801	2,031
Prepaid expenses and other current assets	18,315	18,584
Total current assets	875,367	769,303
Marketable securities - noncurrent	139,486	337,361
Property and equipment, net	23,697	20,968
Operating lease right-of-use assets	76,473	79,143
Equity method investment	52,272	58,131
Investments and other assets ($10.0 million at the end of each period from related party)	35,493	29,558
Total Assets	$1,202,788	$1,294,464
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$10,138	$9,653
Accrued expenses ($0.2 million and $0 million, respectively, from related party)	42,876	43,309
Current portion of operating lease liability	9,338	9,112
Current portion of deferred revenue ($41.2 million at the end of each period from related party)	63,759	63,759
Total current liabilities	126,111	125,833
Deferred revenue, net of current portion ($11.4 million and $19.9 million, respectively, from related party)	49,481	63,476
Long-term operating lease liability	62,480	64,911
Other long-term liabilities	10,962	-
Commitments and contingencies (Note 6)
Stockholders’ Equity:
Common stock, $0.0001 par value; 120,000,000 shares authorized; 75,624,167 and 74,485,883 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	8	7
Additional paid-in capital	1,811,681	1,745,870
Accumulated other comprehensive loss	(8,062)	(2,632)
Accumulated deficit	(849,873)	(703,001)
Total stockholders’ equity	953,754	1,040,244
Total Liabilities and Stockholders’ Equity	$1,202,788	$1,294,464

See notes to condensed consolidated financial statements.

INTELLIA THERAPEUTICS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited)

(Amounts in thousands except per share data)

	Three Months Ended March 31,
	2022	2021
Collaboration revenue (1)	$11,252	$6,445
Operating expenses:
Research and development	133,095	39,276
General and administrative	22,403	13,594
Total operating expenses	155,498	52,870
Operating loss	(144,246)	(46,425)
Other (expense) income, net:
Interest income	540	220
Loss from equity method investment	(2,745)	-
Change in fair value of contingent consideration	(421)	-
Total other (expense) income, net	(2,626)	220
Net loss	$(146,872)	$(46,205)
Net loss per share, basic and diluted	$(1.96)	$(0.69)
Weighted average shares outstanding, basic and diluted	74,751	67,183
Other comprehensive loss:
Unrealized loss on marketable securities	(5,128)	(13)
Other comprehensive loss from equity method investment	(302)	-
Comprehensive loss	$(152,302)	$(46,218)

(1) Including the following revenue from related party (see Notes 7 and 8):	$5,384	$-

See notes to condensed consolidated financial statements.

INTELLIA THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows (unaudited)

(Amounts in thousands)

	March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(146,872)	$(46,205)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,754	1,591
Equity-based compensation	18,491	6,424
Amortization of investment premiums	2,426	1,209
Loss from equity method investment	2,745	-
Deferral of equity method investment intra-entity profit on sales	2,812	-
Change in fair value of contingent consideration	421	-
In-process research and development charge	55,990	-
Changes in operating assets and liabilities:
Accounts receivable	230	1,177
Prepaid expenses and other current assets	422	(5,448)
Operating lease right-of-use assets	2,671	1,596
Other assets	(918)	(255)
Accounts payable	(57)	(917)
Accrued expenses	(3,717)	(4,588)
Deferred revenue	(13,995)	(5,558)
Operating lease liabilities	(2,204)	(1,402)
Net cash used in operating activities	(79,801)	(52,376)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,429)	(2,412)
Purchases of marketable securities	-	(148,330)
Maturities of marketable securities	93,734	125,200
Acquired in-process research and development, net of cash acquired of $287	(44,832)	-
Net cash provided by (used in) investing activities	47,473	(25,542)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock through at-the-market offerings, net of issuance costs	38,885	45,255
Proceeds from options exercised	8,435	13,340
Net cash provided by financing activities	47,320	58,595
Net increase (decrease) in cash and cash equivalents and restricted cash equivalents	14,992	(19,323)
Cash and cash equivalents and restricted cash equivalents, beginning of period	125,486	164,606
Cash and cash equivalents and restricted cash equivalents, end of period	$140,478	$145,283

Reconciliation of cash and cash equivalents and restricted cash equivalents to condensed consolidated balance sheet:
Cash and cash equivalents	$133,382	$141,538
Restricted cash equivalents, included in investments and other assets	7,096	3,745
Total cash and cash equivalents and restricted cash equivalents	$140,478	$145,283

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Purchases of property and equipment unpaid at period end	$3,721	$901
Right-of-use assets acquired under operating leases	-	40,394
Contingent consideration liability assumed in asset acquisition	10,541	-

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

The condensed consolidated financial statements of the Company included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted from this report, as is permitted by such rules and regulations. Accordingly, these condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K (“Annual Report”) for the year ended December 31, 2021.

On February 2, 2022, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with RW Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of the Company (“Merger Sub”), Rewrite Therapeutics, Inc., a Delaware corporation (“Rewrite”) and Shareholder Representative Services LLC, a Colorado limited liability company, solely in its capacity as the representative of the Rewrite Holders (as defined below). On the effective date of the Merger Agreement, Merger Sub merged with and into Rewrite, with Rewrite surviving as a wholly-owned subsidiary of the Company. Pursuant to the Merger Agreement, and subject to the terms and conditions thereof, the Company paid Rewrite’s former stockholders and optionholders (the “Rewrite Holders”) upfront consideration in an aggregate amount of approximately $45.0 million payable in cash, excluding customary purchase price adjustments. In addition, the Rewrite Holders will be eligible to receive up to an additional $155.0 million in milestone payments upon the achievement of certain pre-specified research and regulatory approval milestones, payable through a mixture of $130.0 million in cash and $25.0 million in shares of common stock, par value $0.0001 per share (“Common Stock”) of the Company. The shares of Common Stock will be valued using the volume-weighted average price of Common Stock of the Company over the ten consecutive trading day period ending on and including the trading day that is two trading days immediately prior to the issuance of the consideration issued in connection with the applicable milestone.

The unaudited condensed consolidated financial statements include the accounts of Intellia Therapeutics, Inc. and its wholly- owned subsidiaries, Intellia Securities Corp. and Rewrite Therapeutics, Inc. All intercompany balances and transactions have been eliminated in consolidation. Comprehensive loss is comprised of net loss, unrealized gain/loss on marketable securities and other comprehensive loss from equity method investment.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates in these condensed consolidated financial statements have been made in connection with the calculation of revenues, research and development expenses, valuation of equity and fair value method investments, contingent consideration and equity-based compensation expense. The Company bases its estimates on historical experience and various other assumptions that management believes to be reasonable under the circumstances at the time such estimates are made. Actual results could differ from those estimates. The Company periodically reviews its estimates in light of changes in circumstances, facts and experience. The extent of the impact of the coronavirus disease 19 (“COVID-19”) pandemic on the Company’s operational and financial performance will depend on certain developments, including the length and severity of this pandemic, as well as its effect on the

Company’s employees, collaborators and vendors, all of which are uncertain and cannot be predicted. The Company cannot reasonably estimate the extent to which the disruption may materially impact its consolidated results of operations or financial position.

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

Liquidity

Since its inception through March 31, 2022, the Company has raised an aggregate of approximately $1,859.3 million to fund its operations through its initial public offering (“IPO”) and concurrent private placements, follow-on public offerings, at-the-market offerings and the sale of convertible preferred stock, as well as through its collaboration agreements. The Company expects that its cash, cash equivalents and marketable securities as of March 31, 2022 will enable the Company to fund its ongoing operating expenses and capital expenditure requirements for at least the twelve-month period following the issuance of these condensed consolidated financial statements.

2. Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies” to the consolidated financial statements included in the Annual Report for the year ended December 31, 2021. There have been no material changes during the three months ended March 31, 2022 except for the following.

Asset acquisitions

At the time of acquisition, the Company determines if a transaction should be accounted for as a business combination or acquisition of assets. The Company measures and recognizes asset acquisitions that are not deemed to be business combinations based on the cost to acquire the assets, which includes transaction costs, and the consideration is allocated to the items acquired based on a relative fair value methodology. Goodwill is not recognized in asset acquisitions. In an asset acquisition, the cost allocated to acquire in-process research and development with no alternative future use is charged to research and development expense at the acquisition date.

Contingent consideration

The Company accounts for contingent consideration identified in an asset acquisition, that is payable in cash and does not meet the definition of a derivative under Accounting Standard Codification (“ASC”) 815, Derivatives and Hedging, when the contingency is resolved and the consideration is paid or becomes payable.

The Company accounts for contingent consideration identified in an asset acquisition that is settled in shares of common stock under ASC 480, Distinguishing Liabilities from Equity (“ASC 480”). The contingent consideration liability will be recorded at fair value at the end of each reporting period with changes in estimated fair values recorded in other (expense) income in the condensed consolidated statements of operations and comprehensive loss.

The estimated fair value of the contingent consideration liability related to the Rewrite acquisition (see Notes 4 and 9) is determined based on a probability adjusted discounted cash flow model that includes significant estimates and assumptions pertaining to research and development. Significant changes in any of the probabilities of success or in the probabilities as to the periods in which the milestone would be achieved would result in a significantly higher or lower fair value measurement. The Company will continue to adjust the liability for changes in fair value until the obligation is settled or the research is abandoned.

3. Marketable Securities

The following table summarizes the Company’s available-for-sale marketable securities as of March 31, 2022 and December 31, 2021 at net book value:

	March 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Marketable securities:
U.S. Treasury and other government securities	$296,113	$-	$(3,640)	$292,473
Financial institution debt securities	380,575	-	(2,068)	378,507
Corporate debt securities	52,837	-	(662)	52,175
Other asset-backed securities	139,083	-	(883)	138,200
Total	$868,608	$-	$(7,253)	$861,355

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Marketable securities:
U.S. Treasury and other government securities	$301,493	$-	$(1,016)	$300,477
Financial institution debt securities	441,068	-	(652)	440,416
Corporate debt securities	62,500	-	(151)	62,349
Other asset-backed securities	159,707	-	(306)	159,401
Total	$964,768	$-	$(2,125)	$962,643

The amortized cost of available-for-sale securities is adjusted for amortization of premiums and accretion of discounts to maturity. At March 31, 2022 and December 31, 2021, the balance in the Company’s accumulated other comprehensive loss was composed of activity related to the Company’s available-for-sale marketable securities and equity method investment. There were no realized gains or losses in the three months ended March 31, 2022 or for the year ended December 31, 2021. The Company did not reclassify any amounts out of accumulated other comprehensive loss during this period. The Company generally does not intend to sell any investments prior to recovery of their amortized cost basis for any investment in an unrealized loss position. As such, the Company has classified these losses as temporary in nature.

The Company's available-for-sale securities that are classified as short-term marketable securities in the condensed consolidated balance sheet mature within one year or less as of the balance sheet date. Available-for-sale securities that are classified as noncurrent in the condensed consolidated balance sheet are those that mature after one year but within five years from the balance sheet date and that the Company does not intend to dispose of within the next twelve months. At March 31, 2022 and December 31, 2021, the Company did not hold any investments that matured beyond five years of the balance sheet date.

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

As of March 31, 2022 and December 31, 2021, the Company’s financial assets and liabilities recognized at fair value on a recurring basis consisted of the following:

	Fair Value as of March 31, 2022
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Cash equivalents and restricted cash equivalents	$138,269	$138,269	$-	$-
Marketable securities:
U.S. Treasury and other government securities	292,473	277,345	15,128	-
Financial institution debt securities	378,507	-	378,507	-
Corporate debt securities	52,175	-	52,175	-
Other asset-backed securities	138,200	-	138,200	-
Total marketable securities	861,355	277,345	584,010	-
Total Assets	$999,624	$415,614	$584,010	$-

Liabilities
Contingent consideration liability - research	$10,962	$-	$-	$10,962
Total Liabilities	$10,962	$-	$-	$10,962

	Fair Value as of December 31, 2021
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Cash equivalents and restricted cash equivalents	$124,636	$124,636	$-	$-
Marketable securities:
U.S. Treasury and other government securities	300,477	280,085	20,392	-
Financial institution debt securities	440,416	-	440,416	-
Corporate debt securities	62,349	-	62,349	-
Other asset-backed securities	159,401	-	159,401	-
Total marketable securities	962,643	280,085	682,558	-
Total Assets	$1,087,279	$404,721	$682,558	$-

Certain of the Company’s financial assets, including cash equivalents, restricted cash equivalents and marketable securities, have been initially valued at the transaction price, and subsequently revalued at the end of each reporting period, utilizing third party pricing services or other observable market data. The pricing services utilize industry standard valuation models and observable market inputs to determine value. After completing its validation procedures, the Company did not adjust or override any fair value measurements provided by the pricing services as of March 31, 2022 or December 31, 2021.

Other financial instruments, including accounts receivable, accounts payable and accrued expense, are carried at cost, which approximates fair value due to the short duration and term to maturity.

The Company's investment in AvenCell Therapeutics, Inc. (“AvenCell”) was recorded at fair value, determined according to Level 3 inputs in the fair value hierarchy described above. Refer to Note 8 for further details.

The Company's investment in SparingVision SAS (“SparingVision”) was recorded at fair value, determined according to Level 3 inputs in the fair value hierarchy described above. The Company's investment in Kyverna Therapeutics, Inc. (“Kyverna”) was recorded at cost, which is representative of fair value. Refer to Note 8 for further details. The SparingVision and Kyverna investments (the “investments”) are included in “Investments and other assets” on the condensed consolidated balance sheet. There were no changes in observable prices of these investments as of March 31, 2022.

As discussed further in Note 9, Rewrite Acquisition, under the Merger Agreement, the Rewrite Holders are eligible to receive up to an additional $25.0 million in research milestone payments, payable in the Company’s common stock valued using the volume-weighted average price of the Company’s stock over the ten-day trading period ending two trading days prior to the date on which the applicable milestone is achieved. As such research milestone is payable in the Company’s common stock, the milestone payment results in liability classification under ASC 480. This contingent consideration liability is carried at fair value which was estimated by applying a probability-based model, which utilized inputs based on timing of achievement that were unobservable in the market. The contingent consideration liability, which is recorded in "Other long-term liabilities" on the condensed consolidated balance sheet, is classified within Level 3 of the fair value hierarchy.

The following table reconciles the change in fair value of the contingent consideration liability based on the level 3 inputs listed below (in thousands):

For the quarter ended March 31, 2022
Balance at February 2, 2022 (at inception)	$10,541
Change in fair value	421
Balance at March 31, 2022	$10,962

	As of inception (February 2, 2022)	For the quarter ended March 31, 2022
Discount rate	7%	8%
Probability of achievement	50%	50%
Projected year of achievement	2023-2024	2023-2024

5. Accrued Expenses

Accrued expenses consisted of the following:

	March 31,	December 31,
	2022	2021
	(In thousands)
Accrued research and development	$21,376	$16,979
Employee compensation and benefits	11,150	20,359
Accrued legal and professional expenses	3,683	3,100
Accrued other	6,667	2,871
Total accrued expenses	$42,876	$43,309

6. Commitments and Contingencies

Litigation

There have been no material changes to any of the outstanding litigation, nor is the Company a party to any new litigation, since December 31, 2021, except as described below. For further information please see the notes to the consolidated financial statements included in the Company’s Annual Report for the year ended December 31, 2021.

License Agreements

The Company is party to license agreements, which include contingent payments. These payments will become payable if and when certain development, regulatory and commercial milestones are achieved. As of March 31, 2022, the satisfaction and timing of the contingent payments is uncertain and not reasonably estimable.

7. Collaborations and Other Arrangements

To accelerate the development and commercialization of CRISPR/Cas9-based products in multiple therapeutic areas, the Company has formed, and intends to seek other opportunities to form, strategic alliances with collaborators who can augment its leadership in CRISPR/Cas9 therapeutic development. As of March 31, 2022, the Company’s accounts receivable were related to its collaboration with Regeneron Pharmaceuticals, Inc. (“Regeneron”), and the Company's contract liabilities were related to its collaborations with Regeneron, AvenCell, SparingVision and Kyverna. As of December 31, 2021, the Company’s accounts receivable were related to its collaborations with Regeneron and AvenCell and the Company's contract liabilities were related to its collaborations with Regeneron, AvenCell, SparingVision and Kyverna.

The following table presents changes in the Company’s accounts receivable and contract liabilities during the three months ended March 31, 2022 and 2021 (in thousands):

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Three Months Ended March 31, 2022
Accounts receivable	$2,031	$1,801	$(2,031)	$1,801
Contract liabilities - Deferred revenue	$127,235	$-	$(13,995)	$113,240

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Three Months Ended March 31, 2021
Accounts receivable	$2,130	$953	$(2,130)	$953
Contract liabilities - Deferred revenue	$73,931	$-	$(5,558)	$68,373

During the three months ended March 31, 2022 and 2021, the Company recognized the following revenues as a result of changes in the contract liability balance (in thousands):

	Three Months Ended March 31,
Revenue recognized in the period from:	2022	2021
Amounts included in the contract liability at the beginning of the period	$11,183	$5,558

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

Since December 31, 2021, there have been no material changes to the key terms of the 2016 Regeneron Agreement and the 2020 Regeneron Amendment (the “Amended Agreements”). For further information on the terms and conditions of these agreements, please see the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Revenue Recognition – Collaboration Revenue. Through March 31, 2022, excluding amounts allocated to Regeneron’s purchase of the Company’s common stock, the Company recorded $145.0 million in upfront payments under the Amended Agreements and $38.3 million for research and development services, primarily under the ATTR Co/Co agreement. Through March 31, 2022, the Company has recognized $154.8 million of collaboration revenue under all arrangements, including $5.9 million and $6.4 million during the three months ended March 31, 2022 and 2021, respectively, in the condensed consolidated statements of operations and comprehensive loss. This includes $1.8 million and $0.9 million during the three months ended March 31, 2022 and 2021, respectively, primarily representing payments due from Regeneron pursuant to the ATTR Co/Co agreement. These revenues are offset in part by contra-revenue related to the Hemophilia Co/Co agreements amounting to $1.5 million during the three months ended March 31, 2022.

As of March 31, 2022, there was approximately $45.8 million of the aggregate transaction price of the Amended Agreements remaining to be recognized, which the Company expects to be recognized during the research term through April 2024.

As of March 31, 2022 and December 31, 2021, the Company had accounts receivable of $1.8 million and $2.0 million, respectively, related to the Amended Agreements. The Company had deferred revenue of $45.8 million and $51.4 million as of March 31, 2022 and December 31, 2021, respectively, related to the Amended Agreements.

AvenCell Therapeutics, Inc.

On July 30, 2021 (the “Effective Date”), the Company entered into two agreements with AvenCell, a privately held CAR-T cell therapy company formed on that date in a joint venture between the Company, Cellex Cell Professionals GmbH (“Cellex”) and funds managed by Blackstone Life Sciences Advisors L.L.C. (“BXLS”): (i) a license and collaboration agreement (the “LCA”), under which the Company will collaborate to develop allogeneic universal CAR-T cell therapies and which granted AvenCell a license to develop and commercialize genome edited universal CAR-T cell therapies (limited to its use with their switchable, universal CAR-T cell UniCAR and RevCAR platforms); and (ii) a co-development and co-funding agreement (the “AvenCell Co/Co”), under which the Company will co-develop and co-commercialize allogeneic universal CAR-T cell products for an immuno-oncology indication.

Since December 31, 2021, there have been no material changes to the key terms of the LCA and AvenCell Co/Co agreements. For further information on the terms and conditions of these agreements, please see the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021.

Revenue Recognition – Collaboration Revenue. The Company recognized $5.6 million in revenue related to the AvenCell LCA for the three months ended March 31, 2022 after eliminating $2.8 million in intra-entity profits, which will be deferred and recognized if and when AvenCell commercializes a product with the Company's license or abandons the related project. Until such time, the $2.8 million of revenue is indefinitely deferred and excluded from the results of operations of the Company. The Company recognized $0.2 million in contra-revenue related to the AvenCell Co/Co agreement for the three months ended March 31, 2022.

As of March 31, 2022, there was approximately $45.7 million of the aggregate transaction price of the AvenCell LCA remaining to be recognized, which the Company expects to recognize through July 2023.

As of March 31, 2022, the Company did not have accounts receivable related to the AvenCell Co/Co or AvenCell LCA agreements. As of December 31, 2021, the Company had $0.1 million related to the AvenCell Co/Co agreement. The Company had deferred revenue of $45.7 million and $54.1 million as of March 31, 2022 and December 31, 2021, respectively, related to the AvenCell LCA.

SparingVision SAS

In October 2021, the Company and SparingVision, a genomic medicine company developing vision saving treatments for ocular diseases, entered into a license and collaboration agreement (the “SparingVision LCA”) to develop novel genomic medicines utilizing CRISPR/Cas9 technology for the treatment of ocular diseases.

Since December 31, 2021, there have been no material changes to the key terms of the SparingVision LCA agreement. For further information on the terms and conditions of these agreements, please see the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021.

The Company did not recognize collaboration revenue in the three months ended March 31, 2022 and 2021 related to the SparingVision LCA. As of March 31, 2022 and December 31, 2021, the Company did not have accounts receivable related to the SparingVision LCA. As of March 31, 2022 and December 31, 2021, the Company had deferred revenue of $14.8 million related to the SparingVision LCA, which is expected to be recognized over a three to five year period.

Kyverna Therapeutics, Inc.

In December 2021, the Company and Kyverna, a cell therapy company engineering a new class of therapies for autoimmune and inflammatory diseases, entered into a licensing and collaboration agreement (the “Kyverna LCA”), for the development of an allogeneic CD19 chimeric antigen receptor T (“CAR-T”) cell therapy for the treatment of a variety of B cell-mediated autoimmune diseases.

Since December 31, 2021, there have been no material changes to the key terms of the Kyverna LCA agreement. For further information on the terms and conditions of this agreement, please see the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021.

There was no collaboration revenue recognized in the three months ended March 31, 2022 and 2021 related to the Kyverna LCA. As of March 31, 2022 and December 31, 2021, the Company did not have accounts receivable related to the Kyverna LCA and the Company had deferred revenue of $7.0 million related to the Kyverna LCA, which is expected to be recognized over a nine to twelve month period.

ONK Therapeutics, Ltd.

On February 12, 2022 the Company entered into a license, collaboration and option agreement (the “ONK LCA”) with ONK Therapeutics, Ltd. (“ONK”), an innovative company dedicated to developing optimally engineered natural killer (“NK”) cell therapies to cure patients with cancer.

Scope: The agreement grants ONK a non-exclusive license to the Company's proprietary ex vivo CRISPR/Cas9-based genome editing platform and its Lipid Nanoparticle (“LNP”)-based delivery technologies for development of up to five allogeneic NK cell therapy products, which license is exclusive with respect to certain guide RNAs (“gRNAs”).

Responsibilities in the earlier stage of the license and collaboration agreement (the “evaluation program”) will be shared between the two parties, with each party bearing their own cost burden. Upon completion of the evaluation program, ONK will identify up to five allogeneic targets for further development under a development program. Once these allogeneic targets have been selected by ONK, any further development costs incurred by the Company are eligible for reimbursement. ONK will be responsible for preclinical and clinical development for the engineered NK cell therapies enabled by the agreement.

Financial Terms: The Company will be eligible to receive up to $184 million per product in future development and commercial milestone payments as achieved, as well as up to mid-single digit royalties on potential future sales. In addition, the agreement grants the Company options to co-develop and co-commercialize up to two products developed through the collaboration worldwide with rights to lead commercialization in the U.S. There is no fee related to the exercise of these co-development and co-commercialization options.

Governance: The parties formed a joint steering committee, which is responsible for monitoring and managing the collaboration prior to program completion.

ONK LCA – Accounting Analysis: The Company determined that the accounting for the ONK LCA is within the scope of Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) and its related amendments (collectively known as Accounting Standard Codification (“ASC”) 606 (“ASC 606”)). The Company identified one combined performance obligation related to the license, evaluation and development programs. The LCA did not include an exchange of upfront consideration between the parties. As the ONK LCA progresses, the Company will incur certain expenses. Expenses incurred under the evaluation program will be accounted for under ASC 730, Research and Development. Reimbursements under the development programs represent variable constrained consideration, whereas the Company is acting as the principal, and revenue will be recognized as expenses are incurred. Milestone payments and royalties are constrained consideration and will be recorded as revenue upon achievement. There was no revenue recognized in the three months ended March 31, 2022 related to the ONK LCA.

Novartis Institutes for BioMedical Research, Inc.

In December 2014, the Company entered into a strategic collaboration agreement with Novartis (the “2014 Novartis Agreement”), primarily focused on the research of new ex vivo CRISPR/Cas9-edited therapies using CAR-T cells and hematopoietic stem cells (“HSCs”). The agreement was amended in December 2018 (the “Novartis Amendment”) to also include research on ocular stem cells (“OSCs”). In December 2019, per the terms of the 2014 Novartis Agreement, the research term ended, although the 2014 Novartis Agreement remains in effect, for which the Company will be eligible to receive milestone and royalty payments in the future. In June 2021, the Company entered into Amendment No. 3 (the “Amendment”) to the 2014 Novartis Agreement. The Amendment amends Novartis’ rights with respect to all of the CAR-T Therapeutic Targets (as defined in the 2014 Novartis Agreement) that Novartis selected under the 2014 Novartis Agreement, including (a) making Novartis’ license non-exclusive for such CAR-T Therapeutic Targets, (b) removing Novartis’ diligence and related reporting obligations for such CAR-T Therapeutic Targets, and (c) refining the scope of Novartis’ sublicense rights for such CAR-T Therapeutic Targets. The Company made a one-time payment to Novartis of $10.0 million within 30 days after the effective date of the Amendment, which was recorded as research and development expense in the consolidated statement of operations and comprehensive loss for the year ended December 31, 2021. Since December 31, 2021, there have been no other material changes to the key terms of the 2014 Novartis Agreement and the Novartis Amendments. For further information on the terms and conditions of these agreements, please see the notes to the consolidated financial statements included in the Company’s Annual Report for the year ended December 31, 2021.

Revenue Recognition – Milestone: No milestones under the 2014 Novartis Agreement and the Novartis Amendments were achieved during the three months ended March 31, 2022 and 2021. The Company is eligible to receive additional downstream success-based milestones and royalties.

As of March 31, 2022 and December 31, 2021, the Company had no accounts receivable or deferred revenue related to the 2014 Novartis Agreement and the Novartis Amendments.

8. Equity-Method Investment and Other Investments

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

As of the closing date, the fair value of the Company’s investment in AvenCell was $62.9 million which represented the fair value of the preferred stock received in exchange for the exclusive license to the Company’s CRISPR/Cas9 allogeneic platform (See Note 7). In determining the fair value of the Company’s investment, the Company used an option pricing model which requires the input of certain subjective assumptions. The key assumptions used in the option pricing model, which are level 3 inputs, include the anticipated holding period to an exit and liquidity event, the volatility of market participants (76%), the probability of AvenCell achieving certain milestones to obtain subsequent financings (75%) and the discount for lack of marketability (11%).

The Company recorded the initial investment in AvenCell of $62.9 million in “Equity method investments” on its condensed consolidated balance sheet. Due to the timing and availability of AvenCell's financial information, the Company is recording its share of losses from AvenCell on a quarterly basis on a one-quarter lag. During the first quarter of 2022, the Company recorded its share of the three months of AvenCell's losses generated in the fourth quarter of 2021 in the Company's operating results and other comprehensive loss, resulting in a reduction of the Company's investment by $3.0 million. The elimination of the intra-entity profit component of $2.8 million (See Note 7) in the three months ended March 31, 2022 resulted in a further reduction in the balance of the investment in AvenCell, bringing the carrying value of the investment to $52.3 million as of March 31, 2022. The Company is not aware of any materials events or transactions during the quarter ended March 31, 2022 that would warrant additional disclosure or recognition in the financial statements.

At March 31, 2022, the maximum exposure to loss is limited to the Company’s equity investment in the joint venture.

SparingVision SAS

In connection with the SparingVision LCA (See Note 7), the Company received 83,316 shares of SparingVision Series A2 Preferred Stock (“Series A2”). Attached to each share of Series A2, the Company received three warrants for the right to purchase additional Series A2 shares at designated prices that are subject to certain vesting conditions (collectively referred to as the “SparingVision investments”). The Company accounts for the SparingVision investment using the measurement alternative as SparingVision is a private company and there is no readily observable transaction price. In determining the fair value of the SparingVision investment, the Company used an option pricing model which requires the input of certain subjective assumptions. The key assumptions used in the option pricing model, which are level 3 inputs, include the anticipated holding period to an exit and liquidity event, the volatility of market participants (90%), and the rate of return (65%). The Company recorded the initial investment in SparingVision of $14.8 million in “Investments and other assets” on its condensed consolidated balance sheet. There was no change in the observable price or impairment of the SparingVision investment as of March 31, 2022.

Kyverna Therapeutics, Inc.

In connection with the Kyverna LCA (See Note 7), the Company received 3,739,515 shares of Kyverna Series B Preferred Stock (“Series B”) with a fair value of $7.0 million. The Company separately made an additional investment in Kyverna, purchasing 1,602,649 shares of Series B in exchange for $3.0 million in cash (collectively referred to as the “Kyverna investments”). The Company accounts for the Kyverna investments using the measurement alternative as Kyverna is a private company and there is no readily observable transaction price. The Company recorded the initial investment in Kyverna of $10.0 million in “Investments and other assets” on its condensed consolidated balance sheet. There was no change in the observable price or impairment of the Kyverna investment as of March 31, 2022.

9. Rewrite Acquisition

On February 2, 2022, the Company entered into the Rewrite Merger Agreement. Under the Rewrite Merger Agreement, the Company paid the Rewrite Holders upfront consideration in an aggregate amount of $45.0 million, excluding customary purchase price adjustments and closing costs, payable in cash. Pursuant to the Rewrite Merger Agreement, the Company acquired all of the issued and outstanding shares of Rewrite. The Rewrite transaction resulted in the acquisition of certain know-how and IP assets related to Rewrite’s proprietary DNA writing technology. The Company's management determined that the acquired assets do not meet the definition of a business pursuant to ASC 805, Business Combinations, as substantially all of the fair value of the acquired assets is concentrated into one identifiable asset, the DNA writing technology. As of the date of closing of the transactions contemplated by the Rewrite Merger Agreement (the “Rewrite Merger Agreement Date”), the asset acquired had no alternative future use and had not reached a stage of technological feasibility. As a result, all payment obligations have been recorded as research and development expense in the condensed consolidated statements of operations and other comprehensive loss in the amount of $56.0 million. The total transaction price was allocated to the assets acquired and liabilities assumed on a relative fair value basis.

In addition, the Rewrite Holders are eligible to receive up to an additional $155.0 million in milestone payments upon the achievement of certain pre-specified research and regulatory approval milestones, payable through a mixture of $130.0 million in cash and $25.0 million in the Company’s common stock which will be valued using the volume-weighted average price of the Company’s Common Stock over the ten consecutive trading day period ending on and including the trading day that is two trading days immediately prior to the issuance of the consideration issued in connection with the applicable milestone.

The Company determined that the research milestone settled in the Company’s common stock is classified as a contingent consideration liability under ASC 480 and therefore the Company recorded a liability for this milestone payment as of the Rewrite Merger Agreement Date at its fair value of $10.5 million. The contingent consideration liability is remeasured at fair value each financial reporting period, with the resulting impact reflected in the Company’s condensed consolidated statements of operations and other comprehensive loss, presented within other (expense) income. The milestones that will be settled in cash will be recorded when the contingency is resolved and the consideration is paid or becomes payable. As of March 31, 2022, none of the milestones that will be settled in cash were resolved.

The transaction price was determined and allocated as follows (in thousands):

Transaction Price
Upfront cash consideration	$43,730
Research contingent consideration liabilities	10,541
Transaction costs	1,838
Total transaction price	$56,109
Transaction Price Allocated
In-process research and development	$55,990
Cash acquired	287
Other current assets acquired	153
Other liabilities assumed	(321)
Total transaction price	$56,109

10. Leases

In January 2022, the Company entered into an agreement to lease approximately 38,000 square feet of office and laboratory space at 730 Main Street, Cambridge, Massachusetts under an operating lease agreement (the “730 Main Lease”). The 730 Main Lease, including the obligation to pay rent, is expected to commence in October 2022 (the “Commencement Date”) for an initial term of ten years. During the quarter ended March 31, 2022 the Company did not record a right of use asset or liability related to the 730 Main Lease under ASC 842, Leases (Topic 842)(“ASC 842”) as the Company had not taken control of the premises. The base rent under the 730 Main Street Lease is $130.00 per square foot per year during the first year of the term, which is subject to scheduled annual increases up to $169.62 per square foot per year during the last year of the initial term, plus certain operating expenses and taxes. In accordance with the 730 Main Lease, the Company is required to maintain a letter of credit in the amount of $2.4 million that is restricted for the term of the lease. The restricted cash equivalents are reported in “Investments and other assets” on the Company's condensed consolidated balance sheet. The Company has the option to extend the 730 Main Lease for one five-year term.

In February 2022, the Company entered into an agreement to lease approximately 140,000 square feet of manufacturing space located at 840 Winter Street, Waltham, Massachusetts (the “840 Winter Lease”), which will provide the Company with the ability to manufacture its own products in a good manufacturing practice (“GMP”) compliant facility as well as to supplement the Company’s current leased premises in Cambridge, Massachusetts. The 840 Winter Lease, including the obligation to pay rent, is expected to commence in February 2024 (the “Commencement Date”) for an initial term of twelve years. During the quarter ended March 31, 2022 the Company did not record the right of use asset or liability related to the 840 Winter Lease under ASC 842, as the Company had not taken control of the premises. The base rent under the 840 Winter Lease is $73.50 per square foot per year during the first year of the term, which is subject to scheduled 3% annual increases, plus certain operating expenses and taxes. In accordance with the 840 Winter Lease, the Company is required to maintain an initial letter of credit in the amount of $2.6 million. On or before January 1, 2023, the Company will replace the initial letter of credit with a replacement letter of credit in the amount of $6.0 million. As of March 31, 2022, the restricted cash equivalents related to the initial letter of credit are reported in “Investments and other assets” on the Company's condensed consolidated balance sheet. The Company has the option to extend the 840 Winter Lease for two five-year terms.

11. Equity-Based Compensation

Equity-based compensation expense is classified in the condensed consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Research and development	$10,274	$3,491
General and administrative	8,217	2,933
Total	$18,491	$6,424

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

As of March 31, 2022, there were 4,127,602 shares available for future issuance under the 2015 Plan. The number of shares reserved for issuance under the 2015 Plan will be cumulatively increased on each January 1st by four percent of the number of shares of stock issued and outstanding on the immediately preceding December 31 or such lesser number of shares of stock as determined by the board of directors.

Restricted Stock Units

RSUs are measured at fair value based on the quoted price of the Company’s common stock.

The following table summarizes the Company’s restricted stock activity for the three months ended March 31, 2022:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested restricted stock units as of December 31, 2021	453,026	$71.03
Granted	997,703	83.64
Vested	(54,666)	57.71
Cancelled	(35,532)	71.63
Unvested restricted stock units as of March 31, 2022	1,360,531	$80.80

In March 2022, the Company granted 794,424 RSUs with a service condition to employees as part of their annual grant, which vest over a period of three years. The weighted average grant date fair value of these RSUs was $79.85 and the vesting start date for these RSUs was January 1, 2022.

Also in March 2022, 55,144 RSUs were granted to senior executives as part of their annual grant. These RSUs have the potential to vest after a period of 3 years, with a vesting start date of January 1, 2022, and the number of shares to be delivered will depend on the Company's Total Shareholder Return (“TSR”), a market condition, over that period relative to a defined group of biotechnology companies. The grant date fair value for these RSUs, calculated using a Monte Carlo valuation model, was $126.49. The following assumptions were used to determine the grant date fair value: Risk free interest rate: 1.44%; expected dividend yield: 0.0%; expected volatility: 82.53%; expected term (in years): 2.84.

The Company also granted 66,296 performance-based RSUs in March 2022 to certain non-executive employees that would vest upon obtaining certain scientific milestones. As of March 31, 2022 these performance milestones were considered not probable of achievement and, therefore, no stock-based compensation was recorded during the period then ending.

The weighted-average grant date fair value of RSUs granted for the three months ended March 31, 2022 and 2021 was $83.64 and $57.71, respectively. The total fair value of RSUs vested (measured on the date of vesting) for the three months ended March 31, 2022 was $6.5 million. No RSUs vested during the three months ended March 31, 2021.

As of March 31, 2022, there was $99.7 million of unrecognized equity-based compensation expense related to RSUs that are expected to vest. These costs are expected to be recognized over a weighted average remaining vesting period of 2.7 years.

Stock Options

The weighted average grant date fair value of options, estimated as of the grant date using the Black-Scholes option pricing model, was $63.67 and $36.64 per option for those options granted during the three months ended March 31, 2022 and 2021, respectively. The total intrinsic value (the amount by which the fair market value exceeded the exercise price) of stock options exercised during the three months ended March 31, 2022 and 2021 was $29.8 million and $54.8 million, respectively. Weighted average assumptions used to apply this pricing model were as follows:

	Three Months Ended March 31,
	2022	2021
Risk-free interest rate	1.6%	0.9%
Expected life of options	6.0 years	6.0 years
Expected volatility of underlying stock	75.9%	72.0%
Expected dividend yield	0.0%	0.0%

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

The Company uses the market closing price of its common stock as reported on the Nasdaq Global Select Market to determine the fair value of the shares of common stock underlying stock options. The following is a summary of stock option activity for the three months ended March 31, 2022:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding at December 31, 2021	6,305,156	$43.57
Granted	319,680	95.90
Exercised	(503,830)	16.74
Forfeited	(181,651)	48.84
Outstanding at March 31, 2022	5,939,355	$48.50	7.70	$204,869
Exercisable at March 31, 2022	2,431,823	$23.79

As of March 31, 2022, there was $132.3 million of unrecognized compensation cost related to stock options that have not yet vested. These costs are expected to be recognized over a weighted average remaining vesting period of 3.0 years.

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

As of March 31, 2022, there were 1,297,202 shares available for future issuance under the 2016 Plan. The number of shares reserved for issuance under the 2016 Plan will be cumulatively increased on each January 1st by the lesser of a) one percent of the number of shares of common stock issued and outstanding on the immediately preceding December 31, b) 500,000 shares of common stock, or c) such lesser number of shares of common stock as determined by the board of directors.

During the three months ended March 31, 2022 and 2021 the Company did not issue any shares of common stock under the 2016 Plan.

The fair value of the awards issued under the 2016 Plan to employees was estimated at the beginning of the offering period using a Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended March 31,
	2022	2021
Risk-free interest rate	0.22%	0.09%
Expected term (in years)	0.5 years	0.5 years
Expected volatility of underlying stock	63.6%	77.5%
Expected dividend yield	0.0%	0.0%

12. Loss Per Share

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

Basic and diluted loss per share was calculated as follows:

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Net loss	$(146,872)	$(46,205)
Weighted average shares outstanding, basic and diluted	74,751	67,183
Net loss per share, basic and diluted	$(1.96)	$(0.69)

The following common stock equivalents were excluded from the calculation of diluted loss per share because their inclusion would have been anti-dilutive:

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Unvested restricted stock units	1,361	443
Stock options	5,939	7,479
	7,300	7,922

13. Stockholders’ Equity

The following tables present changes in stockholders’ equity for the three-month periods ended March 31, 2022 and 2021 (in thousands, except share data):

			Additional	Accumulated Other		Total
	Common		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2021	74,485,883	$7	$1,745,870	$(2,632)	$(703,001)	$1,040,244
Issuance of common stock through at-the-market offerings, net of issuance costs of $164	579,788	1	38,885	-	-	38,886
Exercise of stock options	503,830	-	8,435	-	-	8,435
Vesting of restricted stock units	54,666	-	-	-	-
Equity-based compensation	-	-	18,491	-	-	18,491
Other comprehensive loss	-	-	-	(5,430)	-	(5,430)
Net loss	-	-	-	-	(146,872)	(146,872)
Balance at March 31, 2022	75,624,167	$8	$1,811,681	$(8,062)	$(849,873)	$953,754

			Additional	Accumulated Other		Total
	Common		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2020	66,234,056	$7	$962,173	$1	$(435,109)	$527,072
Issuance of common stock through at-the-market offerings, net of issuance costs of $52	641,709	-	45,255	-	-	45,255
Exercise of stock options	1,014,569	-	13,340	-	-	13,340
Equity-based compensation	-	-	6,424	-	-	6,424
Other comprehensive loss	-	-	-	(13)	-	(13)
Net loss	-	-	-	-	(46,205)	(46,205)
Balance at March 31, 2021	67,890,334	$7	$1,027,192	$(12)	$(481,314)	$545,873

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

During the three months ended March 31, 2022, the Company issued 579,788 shares of its common stock, in a series of sales, at an average price of $69.43 per share, in accordance with the 2019 Sale Agreement for aggregate net proceeds of $38.9 million, after payment of cash commissions to Jefferies and approximately $0.2 million related to legal, accounting and other fees in connection with the sales. As of March 31, 2022, $7.2 million in shares of common stock remain eligible for sale under the 2019 Sale Agreement.

In February 2022, the Company entered into an Open Market Sale Agreement (the “2022 Sale Agreement”) with Jefferies, under which Jefferies will be able to offer and sell, from time to time in “at-the-market” offerings, common stock having aggregate gross proceeds of up to $400.0 million. The Company agreed to pay Jefferies cash commissions of 3.0% of the gross proceeds of sales of common stock under the 2022 Sale Agreement. No shares of common stock were sold in the quarter ended March 31, 2022 under the 2022 Sale Agreement.

14. Related Party Transactions

In the ordinary course of business, the Company may purchase materials or supplies from entities that are associated with a party that meets the criteria of a related party of the Company. These transactions are reviewed quarterly and to date have not been material to the Company’s condensed consolidated financial statements.

The Company and AvenCell are parties to the AvenCell LCA and AvenCell Co/Co, as described in Note 7. The Company’s relationship with AvenCell is considered to be as a related party due to the Company’s 33.33% investment in AvenCell being accounted for under the equity method. The Company recognized $5.6 million in revenue and $0.2 million in contra-revenue under the AvenCell LCA and AvenCell Co/Co, respectively, for the three months ended March 31, 2022. As of March 31, 2022 the Company had deferred revenue of $45.7 million, comprised of $34.2 million in current deferred revenue and $11.4 million in non-current deferred revenue, related to the AvenCell LCA.

The Company and Kyverna are parties to the Kyverna LCA and are considered to be related parties because they have a common board member (see Note 7). The Company owns preferred stock of Kyverna, the value of which is included in “Investments and other assets” in the condensed consolidated balance sheets. The value of this investment was $10.0 million as of March 31, 2022. There was no revenue recognized in the three months ended March 31, 2022 related to the Kyverna LCA. As of March 31, 2022, the Company had deferred revenue of $7.0 million related to the Kyverna LCA.

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
•
our ability to execute our clinical study strategy for NTLA-5001, our program for the treatment of acute myeloid leukemia (“AML”), including the ability to successfully complete our Phase 1/2a study and determine a recommended dose that can be advanced into later-stage studies, or the success of such program;
•
our ability to execute our clinical study strategy for NTLA-2002, our program for the treatment of hereditary angioedema (“HAE”), including the ability to successfully complete our Phase 1/2 study and determine a recommended dose that can be advanced into later-stage studies, or the success of such program;
•
the anticipated timing of our Investigational New Drug (“IND”) or IND-equivalent filing for NTLA-3001, our program for the treatment of alpha-1 antitrypsin deficiency (“AATD”)-associated lung disease, or the success of such program;
•
our ability to successfully execute our development plans for our preclinical programs, including NTLA-2003 and NTLA-6001;
•
our ability to use a modular platform capability or other strategies to efficiently discover and develop product candidates, including by applying learnings from one program to other programs;
•
our ability to research, develop or maintain a pipeline of product candidates, including in vivo and ex vivo product candidates as well as allogeneic ex vivo product candidates;
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

Management Overview

Intellia Therapeutics, Inc. (“we,” “us,” “our,” “Intellia,” or the “Company”) is a leading clinical-stage genome editing company, focused on developing novel, potentially curative therapeutics using CRISPR/Cas9 technology. CRISPR/Cas9, an acronym for Clustered, Regularly Interspaced Short Palindromic Repeats (“CRISPR”)/CRISPR associated 9 (“Cas9”), is a technology for genome editing, the process of altering selected sequences of genomic deoxyribonucleic acid (“DNA”). To realize the transformative potential of CRISPR/Cas9, we are building a full-spectrum genome editing company, by leveraging our modular platform, to advance in vivo and ex vivo therapies for diseases with high unmet need. For our in vivo programs to address genetic diseases, we use intravenously administered CRISPR as the therapy, in which our proprietary delivery technology enables highly precise editing of disease-causing genes directly within specific target tissues. For our ex vivo programs to address immuno-oncology and autoimmune diseases, we use CRISPR to create the therapy by engineering cells outside of the body. Our deep scientific, technical and clinical development experience, along with our robust intellectual property (“IP”) portfolio, enables us to unlock broad therapeutic applications of CRISPR/Cas9 and related technologies to create new classes of genetic medicine.

Our management’s discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, which have been prepared by us in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim periods and with Regulation S-X, promulgated under the Securities Exchange Act of 1934, as amended. This discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q as well as in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K (“Annual Report”) for the year ended December 31, 2021.

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
•
Be the best place to make therapies; and
•
Focus on long-term sustainability.

Our strategy is to build a full-spectrum genome editing company, by leveraging our modular platform, to advance in vivo and ex vivo therapies for diseases with high unmet need. For in vivo applications to address genetic diseases, we deploy CRISPR/Cas9 as the therapy that targets cells within the body. In parallel, we are developing ex vivo applications to address immuno-oncology and autoimmune diseases, where CRISPR/Cas9 is the tool that creates the engineered cell therapy. All of our revenue to date has been collaboration revenue. Since our inception and through March 31, 2022, we have raised an aggregate of approximately $1,859.3 million to fund our operations, of which $281.3 million was through our collaboration agreements, $170.5 million was from our initial public offering and concurrent private placements, $1,086.9 million was from follow-on public offerings, $235.6 million was from at-the-market offerings and $85.0 million was from the sale of convertible preferred stock.

Our lead in vivo candidate, NTLA-2001 for the treatment of transthyretin (“ATTR”) amyloidosis, is the first CRISPR/Cas9-based therapy candidate to be administered systemically, via intravenous infusion, for precision editing of a gene in a target tissue in humans. In parallel, we are developing ex vivo applications to address immuno-oncology and autoimmune diseases, where CRISPR/Cas9 is the tool that creates the engineered cell therapy. Our most advanced ex vivo programs include a wholly-owned T cell receptor (“TCR”)-T cell candidate, NTLA-5001 for the treatment of acute myeloid leukemia (“AML”), and a program with Novartis Institutes for BioMedical Research, Inc. (“Novartis”) to engineer hematopoietic stem cells (“HSCs”) for the treatment of sickle cell disease.

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

Transthyretin (“ATTR”) Amyloidosis Program

NTLA-2001 is our candidate for the treatment of ATTR amyloidosis. In February 2022, we presented updated interim clinical data from 15 patients with hereditary ATTR amyloidosis with polyneuropathy (“ATTRv-PN”) treated across four single-ascending dose cohorts of the ongoing Phase 1 study. Treatment with NTLA-2001 led to dose-dependent reductions in serum TTR and achieved maximal reductions by day 28 with mean reductions of 86% (n=3) and 93% (n=6) in the 0.7 mg/kg and 1.0 mg/kg dose group, respectively. The maximum TTR reduction was 98% at 1.0 mg/kg. Mean serum TTR reductions were durable through the observation period, with patient follow-up ranging from two to 12 months following a single dose. NTLA-2001 was generally well tolerated at all dose levels. The most frequent adverse events include headache, infusion-related reactions, back pain, rash and nausea.

Based on these data, we are evaluating a fixed dose of 80 mg in Part 2 of the Phase 1 study, which is expected to deliver a similar exposure to the 1.0 mg/kg dose. On May 5, 2022, we announced the first patient has been dosed in Part 2, a single-dose expansion cohort, in the polyneuropathy arm. We plan to present additional interim data from Part 1, the single-ascending dose portion of the polyneuropathy arm, at the European Association for the Study of the Liver (“EASL”) International Liver Congress™ 2022, to be held June 22-26.

We also continue to dose patients in the cardiomyopathy arm of our expanded Phase 1 study, which is currently evaluating NTLA-2001 in dose-escalation cohorts of patients with ATTR amyloidosis with cardiomyopathy (“ATTR-CM”). Our goal is to present the first interim data from the cardiomyopathy arm in the second half of 2022. Enrollment across both ATTRv-PN and ATTR-CM patient populations is expected to be complete in 2022.

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

NTLA-2002 is our wholly-owned candidate for the treatment of HAE. We are progressing the single-ascending dose portion of the Phase 1/2 study evaluating the safety, tolerability and activity of NTLA-2002 in adults with Type I or Type II HAE. We have completed dosing in the first dose-escalation cohort (25 mg fixed dose) and have begun enrolling patients in the second dose-escalation cohort (75 mg fixed dose).

We anticipate presenting interim data in the second half of 2022 from the first-in-human study, with initial results expected to characterize the emerging safety and activity profile of NTLA-2002, and potentially demonstrate preliminary proof-of-concept.

Alpha-1 Antitrypsin Deficiency (“AATD”) Program

NTLA-3001 for associated lung disease:

NTLA-3001 is our wholly-owned, first-in-class CRISPR-mediated in vivo targeted gene insertion development candidate for the treatment of AATD-associated lung disease. It is designed with the aim to precisely insert a functional copy of the SERPINA1 gene, which encodes the A1AT protein, with the potential to restore permanent expression of functional A1AT protein to therapeutic levels after a single dose. This approach seeks to improve patient outcomes, including eliminating the need for weekly IV infusions of A1AT augmentation therapy or lung transplant in severe cases. We are conducting IND-enabling activities for NTLA-3001, with plans to file an IND or IND-equivalent in 2023.

NTLA-2003 for associated liver disease:

NTLA-2003 is our wholly-owned in vivo knockout development candidate for the treatment of AATD-associated liver disease. It is designed to inactivate the SERPINA1 gene responsible for the production of abnormal alpha-1 antitrypsin (“A1AT”) protein in the liver. This approach aims to halt the progression of liver disease and eliminate the need for liver transplant in severe cases. We are initiating IND-enabling activities for NTLA-2003.

In Vivo Research Programs

We continue to work on various liver-focused programs, such as hemophilia A and hemophilia B, which we are co-developing with Regeneron, primary hyperoxaluria type 1, as well as other liver targets, which are worked on both independently and in partnership with Regeneron, which leverage our capabilities to knockout, insert and make consecutive edits to the genome.

In the third quarter of 2021, we and Regeneron, the lead party for this program, nominated a Factor 9 (“F9”) gene insertion development candidate for our Hemophilia B (“Hem B”) program, leveraging our jointly developed targeted transgene insertion capabilities to insert F9. F9 is a gene that encodes for Factor IX (“FIX”), a blood-clotting protein that is missing or defective in Hem B patients. In preclinical studies, we and Regeneron demonstrated the first CRISPR/Cas9-mediated targeted transgene insertion in the liver of non-human primates (“NHPs”), which resulted in circulating FIX levels at or above those found in normal human plasma. At the 2019 American Society of Gene and Cell Therapy Annual Meeting, we presented data demonstrating the first CRISPR/Cas9-mediated, targeted transgene insertion in the liver of NHPs, using F9 as a model gene. Following a single dose to NHPs of the hybrid LNP-adeno-associated virus (“AAV”) delivery system containing an F9 DNA template, we demonstrated that the circulating human FIX protein levels achieved in NHPs were at or above normal levels. Additionally, the NHP data expands on the durability of clinically relevant human FIX protein levels achieved in mice for over 12 months.

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

With the continued progression of our in vivo research programs, we plan to advance at least one new in vivo development candidate by the end of 2022.

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

In addition, we strategically partner with others who possess complementary capabilities or technologies to bring forth innovative engineered cell therapies outside of our core areas of focus. This includes collaborations with AvenCell and Kyverna, who will be leveraging our ex vivo genome editing platform to develop novel cell therapies for a variety of therapeutic indications, as well as ONK Therapeutics, Ltd. (“ONK”) to advance CRISPR-edited natural killer (“NK”) cell therapies. Further, our partner Novartis is developing therapies directed to selected targets using CAR-T cells for oncology indications, as well as HSC and ocular stem cell (“OSC”)-based therapies.

Acute Myeloid Leukemia (“AML”) Program

NTLA-5001 is our autologous TCR-T cell therapy candidate engineered to target the WT1 antigen for the treatment of all genetic subtypes of AML. In March 2022, we dosed the first patient in our Phase 1/2a study evaluating NTLA-5001 for the treatment of AML. We continue to enroll patients in the ongoing study. In March, we announced that the U.S. Food and Drug Administration (“FDA”) granted orphan drug designation to NTLA-5001 for the treatment of AML.

CD30+ Lymphomas

NTLA-6001 is our wholly-owned, allogeneic CAR-T development candidate targeting CD30 for the treatment of CD30-expressing hematologic cancers, including relapsed or refractory classical Hodgkin lymphoma (“cHL”). NTLA-6001 is the first candidate developed using our proprietary allogeneic cell engineering platform, which leverages a novel combination of sequential gene edits to yield T cells shielded from immune rejection by both host T and NK cells. We are initiating IND-enabling activities for NTLA-6001.

At the Keystone Symposium on May 1, 2022 we presented preclinical data leading to the development of NTLA-6001. The data demonstrated that our proprietary allogeneic solution created T cells that not only avoid immune recognition by host CD4 and CD8 T cells, but also were protected from NK cell-mediated killing in in vitro and in vivo mouse models. Furthermore, allogeneic T cells engineered specifically with LNPs retained their viability, cell expansion, memory phenotype, cytotoxic and cytokine secretion characteristics.

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

Our proprietary T cell engineering process using LNPs to engineer cell therapies enables multiple, sequential gene edits. We have shared preclinical data demonstrating that our LNP-based engineering technology is a significant improvement over electroporation, the standard engineering process used to introduce proteins and nucleic acids into cells. The resulting T cells engineered with LNPs had improved cell properties and performance both in vitro and in vivo as compared to electroporation. The data support the ability of our platform to be used for a variety of targeting modalities, including CAR and TCRs, and to support both autologous and allogeneic T cell candidates. The LNP-based approach is already being used for NTLA-5001.

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

On May 30, 2020, we entered into (i) amendment no. 1 (the “2020 Regeneron Amendment”) to the 2016 Regeneron Agreement, (ii) co-development and co-funding agreements for the treatment of hemophilia A and hemophilia B (the “Hemophilia Co/Co”) agreements and (iii) a stock purchase agreement. The collaboration expansion builds upon the jointly developed targeted transgene insertion capabilities designed to durably restore missing therapeutic protein, and to overcome the limitations of traditional gene therapy. The collaboration was extended until April 2024, at which point Regeneron has an option to renew for an additional two years. The 2020 Regeneron Amendment also grants Regeneron exclusive rights to develop products for five additional in vivo CRISPR/Cas-based therapeutic liver targets and non-exclusive rights to independently develop and commercialize up to 10 ex vivo gene edited products made using certain defined cell types. Refer to Note 7 to our condensed consolidated financial statements of this Quarterly Report on Form 10-Q for additional information related to the terms of the agreement between us and Regeneron.

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

In exchange for the license, we received a 33.33% equity interest in AvenCell at the time of the initial closing. Refer to Notes 7 and 8 to our condensed consolidated financial statements of this Quarterly Report on Form 10-Q for additional information related to the terms of the agreement between us and AvenCell.

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

In exchange for the license, we received an 11% equity ownership in SparingVision as of the closing date as well as three warrants attached to each share received for the right to purchase additional shares at designated prices that are subject to certain vesting conditions. We will also be eligible to receive certain research, development and commercial milestone cash payments (up to approximately $200 million per product) as well as royalties on potential future sales of products arising from the collaboration. We will have an option to obtain exclusive U.S. commercialization rights for product candidates arising from two of three collaboration targets. For product candidates we choose to option, we will pay an opt-in fee between $10.0 million and $20.0 million depending on the stage of development of the target, reimburse certain costs, share in 50% of development costs and pay royalties to SparingVision on U.S. sales. Refer to Notes 7 and 8 to our condensed consolidated financial statements of this Quarterly Report on Form 10-Q for additional information related to the terms of the agreement between us and SparingVision.

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

In exchange for the license, we received an equity ownership of preferred stock in Kyverna. We separately made an additional investment in Kyverna, purchasing incremental shares of Kyverna's preferred stock in exchange for $3.0 million in cash, bringing our investment to approximately 7% ownership in Kyverna at the time of closing. Refer to Notes 7 and 8 to our condensed consolidated financial statements of this Quarterly Report on Form 10-Q for additional information related to the terms of the agreement between us and Kyverna.

ONK Therapeutics, Ltd (“ONK”)

In February 2022, we announced a license, collaboration and option agreement with ONK for the development of engineered NK cell therapies for the treatment of cancer. The agreement grants ONK a non-exclusive license to our proprietary ex vivo CRISPR/Cas9-based genome editing platform and our LNP-based delivery technologies for development of up to five allogeneic NK cell therapies. ONK will be responsible for preclinical and clinical development for the engineered NK cell therapies enabled by the agreement. We will be eligible to receive up to $184 million per product in development and commercial milestone payments, as well as up to mid-single digit royalties on potential future sales. In addition, the agreement grants us options to co-develop and co-commercialize up to two products worldwide with rights to lead commercialization in the U.S. Refer to Note 7 to our condensed consolidated financial statements of this Quarterly Report on Form 10-Q for additional information related to the terms of the agreement between us and ONK.

Novartis

In December 2014, we entered into a license and collaboration agreement with Novartis (the “2014 Novartis Agreement”), primarily focused on the research of new ex vivo CRISPR/Cas9-edited therapies using CAR-T cells and HSCs. The agreement was amended in December 2018 to also include research on OSCs. In December 2019, per the terms of the 2014 Novartis Agreement, the research term ended, although the 2014 Novartis Agreement remains in effect, for which we will be eligible to receive milestone and royalty payments in the future. In June 2021, we entered into Amendment No. 3 (the “Amendment”) to the 2014 Novartis Agreement. The Amendment amends Novartis’ rights with respect to all of the CAR-T Therapeutic Targets (as defined in the 2014 Novartis Agreement) that Novartis selected under the 2014 Novartis Agreement, including (a) making Novartis’ license non-exclusive for such CAR-T Therapeutic Targets, (b) removing Novartis’ diligence and related reporting obligations for such CAR-T Therapeutic Targets, and (c) refining the scope of Novartis’ sublicense rights for such CAR-T Therapeutic Targets. We made a one-time payment to Novartis of $10.0 million within 30 days after the effective date of the Amendment, which was recorded as research and development expense in the consolidated statement of operations and comprehensive loss for the year ended December 31, 2021. Since December 31, 2021, there have been no other material changes to the key terms of the 2014 Novartis Agreement and the Novartis Amendment. Refer to Note 7 to our condensed consolidated financial statements of this Quarterly Report on Form 10-Q for additional information related to the terms of the agreement between us and Novartis.

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

Other (expense) income, net

Other (expense) income consists of interest income earned on our cash, cash equivalents, restricted cash equivalents and marketable securities, loss from equity method investment and change in fair value of the contingent consideration.

Results of Operations

The following discussion of the financial condition and results of operations should be read in conjunction with the accompanying condensed consolidated financial statements and the related footnotes thereto.

Comparison of Three Months Ended March 31, 2022 and 2021

The following table summarizes our results of operations for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,		Period-to-
	2022	2021	Period Change
	(In thousands)
Collaboration revenue	$11,252	$6,445	$4,807
Operating expenses:
Research and development	133,095	39,276	93,819
General and administrative	22,403	13,594	8,809
Total operating expenses	155,498	52,870	102,628
Operating loss	(144,246)	(46,425)	(97,821)
Other (expense) income, net:
Interest income	540	220	320
Loss from equity method investment	(2,745)	-	(2,745)
Change in fair value of contingent consideration	(421)	-	(421)
Total other (expense) income, net	(2,626)	220	(2,846)
Net loss	$(146,872)	$(46,205)	$(100,667)

Collaboration Revenue

Collaboration revenue increased by approximately $4.8 million to $11.3 million during the three months ended March 31, 2022, as compared to $6.4 million during the three months ended March 31, 2021. The increase in collaboration revenue during the three months ended March 31, 2022 is primarily due to our joint venture with AvenCell. Refer to Note 7 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for further details.

Research and Development

Research and development expenses increased by approximately $93.8 million to $133.1 million during the three months ended March 31, 2022, as compared to $39.3 million during the three months ended March 31, 2021.

The following table summarizes our research and development expenses for the three months ended March 31, 2022 and 2021, together with the changes in those items in dollars and the respective percentages of change:

	Three Months Ended March 31,		Period-to-	Percent
	2022	2021	Period Change	Change
	(In thousands)
External development expenses by program:
NTLA-2001	$8,572	$2,322	$6,250	269%
NTLA-2002	1,700	2,155	(455)	-21%
NTLA-5001	5,122	4,528	594	13%
Unallocated research and development expenses:
Employee-related expenses	24,712	13,667	11,045	81%
Research materials and contracted services	17,629	6,977	10,652	153%
In-process research and development	55,990	-	55,990	0%
Facility-related expenses	8,525	5,183	3,342	64%
Stock-based compensation	10,274	3,491	6,783	194%
Other	571	953	(382)	-40%
Total research and development expenses	$133,095	$39,276	$93,819	239%

The increase in research and development expenses for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 was primarily attributable to:

•
a $6.3 million increase in external costs related to the development of NTLA-2001, our lead product candidate, primarily due to an increase in spend on drug components, contracted services, and consulting services as compared to the prior year;
•
a $0.5 million decrease in external costs related to the development of NTLA-2002, primarily due to a decrease in spend on drug components and offset in part by increases in consulting and contracted services;
•
a $0.6 million increase in external costs related to the development of NTLA-5001, primarily due to an increase in spend on drug components and lab consumables, offset in part by a decrease in contracted services as we entered the clinic during Q1 of 2022;
•
an $11.0 million increase in employee-related expenses primarily driven by the expansion of our development organization;
•
a $10.7 million increase in research materials and contracted services primarily driven by an increase in drug component expenses to support our pipeline;
•
$56.0 million of expense in the first quarter of 2022 related to the acquisition of Rewrite Therapeutics, Inc.;
•
a $3.3 million increase in facility-related expenses primarily related to rent, depreciation and technology expense allocated to research and development; and
•
a $6.8 million increase in stock-based compensation driven by our larger workforce and higher stock prices.

General and Administrative

General and administrative expenses increased by $8.8 million to $22.4 million during the three months ended March 31, 2022, compared to $13.6 million during the three months ended March 31, 2021. This increase was primarily related to employee-related expenses, including stock-based compensation of $5.3 million, driven by our larger workforce and higher stock prices.

Other (expense) income

The increase in other (expense) income of $2.8 million is primarily related to an increase in our share of three months of AvenCell's losses generated in the fourth quarter of 2021 of $2.7 million and the change in the fair value of our contingent consideration liability of $0.4 million, offset in part by a $0.3 million increase in interest income.

Liquidity and Capital Resources

Since our inception through March 31, 2022, we have raised an aggregate of approximately $1,859.3 million to fund our operations, of which $281.3 million was through our collaboration agreements, $170.5 million was from our initial public offering and concurrent private placements, $1,086.9 million was from follow-on public offerings, $235.6 million was from at-the-market offerings and $85.0 million was from the sale of convertible preferred stock.

As of March 31, 2022, we had $994.7 million in cash, cash equivalents and marketable securities.

We are eligible to earn a significant amount of milestone payments and royalties, in each case, on a per-product basis under our collaborations with Novartis, SparingVision and ONK, on a per-target basis under our collaboration with Regeneron and upon achievement of certain events under our collaboration with Kyverna. Our ability to earn these milestone payments and the timing of achieving these milestones is dependent upon the outcome of our research and development activities and is uncertain at this time. Our rights to payments under our collaboration agreements are our only committed external source of funds.

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

At-the-Market Offering Programs

In August 2019, we entered into an Open Market Sale Agreement (the “2019 Sale Agreement”) with Jefferies, under which Jefferies is able to offer and sell, from time to time in “at-the-market” offerings, shares of our common stock having aggregate gross proceeds of up to $150.0 million. We agreed to pay to Jefferies cash commissions of 3.0% of the gross proceeds of sales of common stock under the 2019 Sale Agreement.

During 2021, we issued 641,709 shares of our common stock in a series of sales at an average price of $72.79 per share in accordance with the 2019 Sale Agreement, for aggregate net proceeds of $45.3 million after payment of cash commissions to Jefferies and approximately $0.1 million related to legal, accounting and other fees in connection with the sales.

During the first quarter of 2022, we issued 579,788 shares of our common stock in a series of sales at an average price of $69.43 per share in accordance with the 2019 Sale Agreement, for aggregate net proceeds of $38.9 million after payment of cash commissions to Jefferies and approximately $0.2 million related to legal, accounting and other fees in connection with the sales.

As of March 31, 2022, $7.2 million in shares of our common stock remain eligible for sale under the 2019 Sale Agreement.

In March 2022, we entered into an Open Market Sale Agreement (the “2022 Sale Agreement”) with Jefferies, under which Jefferies is able to offer and sell, from time to time in “at-the-market” offerings, shares of our common stock having aggregate gross proceeds of up to $400.0 million. We agreed to pay to Jefferies cash commissions of 3.0% of the gross proceeds of sales of common stock under the 2022 Sale Agreement. No shares have been issued under the 2022 Sale Agreement through March 31, 2022.

Funding Requirements

Our primary uses of capital are, and we expect will continue to be, research and development contracted services, clinical trial costs, compensation and related expenses, laboratory and office facilities, research supplies, legal and regulatory expenses, patent prosecution filing and maintenance costs for our licensed IP, milestone and royalty payments and general overhead costs. During 2022, we expect our expenses to increase compared to prior periods in connection with our ongoing activities as we continue to grow our research and development team and clinical development in NTLA-2001, NTLA-2002, NTLA-2003, NTLA-3001, NTLA-5001 and NTLA-6001 and advance additional programs into clinical development.

Because our lead programs are still in the early clinical stage and the outcome of these efforts is uncertain, we cannot estimate the actual amounts necessary to successfully complete the development and commercialization of any future product candidates or whether, or when, we may achieve profitability. Until such time as we can generate substantial product revenues, if ever, we expect to finance our ongoing cash needs through equity financings and collaboration arrangements. We receive cost reimbursements from Regeneron for the transthyretin (“ATTR”) amyloidosis and hemophilia programs. Additionally, we are eligible to earn milestone payments and royalties, in each case, on a per-product basis under our collaborations with Novartis, SparingVision and ONK, on a per-target basis under our collaboration with Regeneron, and upon achievement of certain events with Kyverna, subject to the provisions of our agreements with each of them. Except for these sources of funding, we will not have any committed external source of liquidity. To the extent that we raise additional capital through the future sale of equity, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing stockholders. If we raise additional funds through collaboration arrangements in the future, we may have to relinquish valuable rights to our technologies, future revenue streams or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Outlook

Based on our research and development plans and our expectations related to the progress of our programs, we expect that our cash, cash equivalents and marketable securities as of March 31, 2022, as well as research and cost reimbursement funding from Regeneron, AvenCell and SparingVision, will enable us to fund our ongoing operating expenses and capital expenditure requirements beyond the next 24 months, excluding any potential milestone payments or extension fees that could be earned and distributed under our collaboration agreements or any strategic use of capital not currently in the base case planning assumptions. We have based this estimate on current assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect.

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

Cash Flows

The following is a summary of cash flows for the three months ended March 31, 2022 and 2021:

	March 31,
	2022	2021
	(In millions)
Net cash used in operating activities	$(79.8)	$(52.4)
Net cash provided by (used in) investing activities	47.5	(25.5)
Net cash provided by financing activities	47.3	58.6

Net cash used in operating activities

Net cash used in operating activities of $79.8 million during the three months ended March 31, 2022 primarily reflects the increased spend in our research and development activities, offset in part by the receipt of $2.0 million in payments from our collaboration partners during that period. Net cash used in operating activities of $52.4 million during the three months ended March 31, 2021 primarily reflects the increased spend in our research and development activities, offset in part by the receipt of $2.4 million in payments from our collaboration partners during those periods.

Net cash provided by (used in) investing activities

During the three months ended March 31, 2022 and 2021, our investing activities provided cash of $47.5 million and used cash of $25.5 million, respectively. The increase in the three months ended March 31, 2022 is primarily due to $93.7 million in marketable securities maturing, offset in part by $44.8 million in net cash for the acquisition of Rewrite and $1.4 million in cash for the purchase of property and equipment. The decrease in the three months ended March 31, 2021 is primarily due to a decrease in marketable securities activity during the period, as $148.3 million in marketable securities were purchased and $125.2 million in marketable securities matured. The decrease in cash is also due to $2.4 million for the purchase of property and equipment during the period.

Net cash provided by financing activities

Net cash provided by financing activities of $47.3 million during the three months ended March 31, 2022 includes $38.9 million in net proceeds from at-the-market offerings and $8.4 million in cash received from the exercise of stock options. Net cash provided by financing activities of $58.6 million during the three months ended March 31, 2021 includes $45.3 million in net proceeds from at-the-market offerings and $13.3 million in cash received from the exercise of stock options.

Critical Accounting Policies

Our critical accounting policies require the most significant judgments and estimates in the preparation of our condensed consolidated financial statements. Management has determined that our most critical accounting policies are those relating to revenue recognition and equity-based compensation. There have been no changes to our critical accounting policies from those which were discussed in our Annual Report for the year ended December 31, 2021.

Recent Accounting Pronouncements

Please read Note 2, “Summary of Significant Accounting Policies”, to our condensed consolidated financial statements included in Part I, Item 1, “Notes to Condensed Consolidated Financial Statements,” of this Quarterly Report on Form 10-Q for a description of recent accounting pronouncements applicable to our business.

Contractual Obligations

There were no material changes to our contractual obligations during the three months ended March 31, 2022. For a complete discussion of our contractual obligations, please refer to our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report for the year ended December 31, 2021.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of March 31, 2022, we had cash equivalents, restricted cash equivalents and marketable securities of $999.6 million consisting of interest-bearing money market accounts, commercial paper, asset-backed securities, corporate and financial institution debt securities, and U.S. Treasury and other government securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are primarily in marketable securities. Due to the short-term duration of our investment portfolios and the low risk profile of our investments, we do not believe an immediate change of 100 basis points, or one percentage point, would have a material effect on the fair market value of our investment portfolio. Declines in interest rates, however, would reduce future investment income.

We do not have any foreign currency or derivative financial instruments. Inflation generally affects us by increasing our cost of labor and program costs. We do not believe that inflation had a material effect on our results of operations during the three months ended March 31, 2022.

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

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2022.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. In evaluating us and our business, careful consideration should be given to the following risk factors, in addition to the other information set forth in this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K for the year ended December 31, 2021 and in other documents that we file with the SEC. If any of the following risks and uncertainties actually occurs, our business, prospects, financial condition and results of operations could be materially and adversely affected. The risks summarized and described below are not intended to be exhaustive and are not the only risks facing us. New risk factors can emerge from time to time, and we cannot predict the impact that any factor or combination of factors may have on our business, prospects, financial condition and results of operations.

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
•
Under our license agreement with Caribou Biosciences, Inc. (“Caribou”), we sublicense a patent family from the Regents of the University of California and the University of Vienna that is co-owned by Dr. Emmanuel Charpentier (collectively, “UC/Vienna/Charpentier”). The outcome of on-going legal proceedings, as well as potential future proceedings, related to this patent family may affect our ability to utilize certain intellectual property sublicensed under our license agreement with Caribou. For example, the USPTO’s Patent Trial and Appeal Board (“PTAB”) issued a decision, dated February 28, 2022, in the interference first declared in June 2019 between the Broad Institute, Inc., Massachusetts Institute of Technology, and President and Fellows of Harvard College (collectively, the “Broad Institute”) and UC/Vienna/Charpentier, finding that the Broad Institute has priority over UC/Vienna/Charpentier with respect to the subject matter of the interference. On March 30, 2022, UC/Vienna/Charpentier filed a notice of appeal of the PTAB’s decision.
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
•
our third party contractors may fail to comply with regulatory requirements or meet their performance obligations to us in a timely manner, or at all, or may deviate from the clinical trial protocol or drop out of the trial, which may require that we add new clinical trial sites or investigators;
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

In addition, disruptions caused by the evolving COVID-19 pandemic may increase the likelihood that we encounter such difficulties or delays in initiating, enrolling, conducting or completing our ongoing and planned clinical trials. We could also encounter delays if a clinical trial is suspended or terminated by us, the IRBs of the institutions in which such trials are being conducted or the relevant ethics committee, the Data Monitoring Committee (“DMC”) for such trial, or the FDA or other relevant regulatory authorities. Such authorities may impose such a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities, resulting in the imposition of a clinical hold, manufacturing or quality control issues, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product or treatment, failure to establish or achieve clinically meaningful trial endpoints, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. Many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates. Further, the FDA or other regulatory authorities may disagree with our clinical trial design and our interpretation of data from clinical trials or may change the requirements for approval even after they have reviewed and commented on the design for our clinical trials.

Additionally, because our in vivo technology potentially involves genome editing across multiple cell and tissue types, we are subject to many of the challenges and risks that other genome editing therapeutics and gene therapies face, including:

•
regulatory guidance regarding the requirements governing gene and genome editing therapy products have changed and may continue to change in the future, including, e.g., the draft guidance document titled “Human Gene Therapy Products Incorporating Human Genome Editing” that the FDA issued in March 2022;
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

We received IND authorization from the FDA for NTLA-5001 in September 2021 and CTA authorization from the MHRA in November 2021, and the first patient was dosed in the Phase 1/2a study. In addition, we received authorization in October 2021 from the U.K.’s MHRA and New Zealand’s MEDSAFE to initiate a Phase 1/2 study evaluating NTLA-2002 for the treatment of adults with HAE, and the first dose-escalation cohort of patients have been dosed in such clinical trial. We may experience manufacturing delays or other issues that prevent us from executing the first-in-human clinical trials for NTLA-5001 or NTLA-2002 on the timelines we expect. Moreover, we cannot guarantee that the FDA, MHRA, MEDSAFE, or other regulatory authorities will not change their requirements in the future or approve amendments to our INDs or equivalent regulatory filings, including for NTLA-2001, NTLA-2002, or NTLA-5001.

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

We are also aware of companies developing therapies in various areas related to our specific ex vivo research and development programs. These companies include Allogene Therapeutics, Inc., Precision BioSciences, Inc., CRISPR Therapeutics AG, Cellectis S.A. and Editas Medicine, Inc. In in vivo, these companies include Editas Medicine, Inc., CRISPR Therapeutics AG, Locus Biosciences, Inc., Excision Biotherapeutics, Inc. and Precision Biosciences, Inc.

Specific to our NTLA-2001 program, we are aware of other companies that are currently commercializing or developing products and therapies used to treat TTR amyloidosis, including Pfizer, Inc., Alnylam Pharmaceuticals, Inc., Ionis Pharmaceuticals, Inc., BridgeBio Pharma Inc. and Novo Nordisk A/S.

Specific to our NTLA-2002 program, we are aware of other companies that are currently commercializing or developing products used to treat HAE including Takeda Pharmaceutical Company Limited, BioCryst Pharmaceuticals Inc., Pharming Group N.V. and CSL Limited.

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

In addition, there is a high failure rate, as well as potential substantial and unanticipated delays, for product candidates progressing through preclinical and clinical studies. Even if we are able to successfully complete our ongoing and future preclinical and clinical activities and studies for any potential product candidate, we may not be able to replicate, or may have to engage in significant efforts and resource and time investments to replicate, any positive results from these or any other studies in any of our future preclinical and clinical trials, and they do not guarantee approval of any potential product candidate by the FDA or any other necessary regulatory authorities in a timely manner or at all. For more information regarding these risks, see also the above risk factor section entitled “Risks Related to Preclinical and Clinical Development.”

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

We are at an early stage of development and our technology and approach has not yet led, and may never lead, to the approval or commercialization of any of our product candidates, including NTLA-2001 for ATTR amyloidosis, NTLA-2002 for HAE or NTLA-5001 for AML, or for other product candidates being deemed appropriate for clinical development and ultimately approval, including NTLA-2003 and NTLA-3001 for alpha-1 antitrypsin deficiency (“AATD”) and NTLA-6001 for CD30+ lymphomas, by a regulatory agency. Even if we are successful in building our pipeline of product candidates, completing clinical development, establishing the necessary manufacturing processes and capabilities, obtaining regulatory approvals and commercializing product candidates will require substantial additional funding and are subject to the risks of failure inherent in therapeutic product development. Investment in biopharmaceutical product development involves significant risk that any potential product candidate will fail to demonstrate acceptable safety and efficacy profiles, gain regulatory approval, or become commercially viable.

We cannot provide any assurance that we will be able to successfully advance any of our product candidates, including NTLA-2001, NTLA-2002, NTLA-2003, NTLA-5001, NTLA-3001 or NTLA-6001, through the entire research and development process. Any of our other programs may show promise, yet fail to yield product candidates for clinical development or commercialization for many reasons. For more information regarding these risks, see the above risk factor section entitled “Risks Related to Clinical Development.”

Even if we obtain regulatory approval of any product candidates, such candidates may not gain market acceptance among physicians, patients, hospitals, third party payors and others in the medical community.

The use of the CRISPR/Cas9 system to create genome editing-based therapies is a recent development and may not become broadly accepted by patients, healthcare providers, third party payors and other stakeholders. A variety of factors will influence whether our product candidates are accepted in the market, including, for example:

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
•
the availability of adequate coverage, reimbursement and pricing by government authorities and other third party payors;
•
patients’ ability to access healthcare providers capable of delivering our product candidates;
•
patients’ willingness and ability to pay out-of-pocket in the absence of coverage and reimbursement by government authorities and other third party payors;
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

Even if our products achieve market acceptance, we may not be able to maintain that market acceptance over time if new products or technologies are introduced that are more favorably received than our products, are more cost effective or render our products obsolete. In addition, adverse publicity due to the ethical and social controversies surrounding the therapeutic in vivo use of CRISPR/Cas9, gene edited modified cells, or other therapeutics mediums, such as viral vectors that we may use in our clinical trials may limit market acceptance of our product candidates. If our product candidates are approved but fail to achieve market acceptance among physicians, patients, hospitals, third party payors or others in the medical community, we will not be able to generate significant revenue. Our efforts to educate the healthcare providers, patients and third party payors about our products may require significant resources and may never be successful.

Risks Related to Healthcare

Coverage and reimbursement may be limited or unavailable in certain market segments for our product candidates, if approved, which could make it difficult for us to sell any product candidates or therapies profitably.

The success of our product candidates, if approved, depends on the availability of adequate coverage and reimbursement from third party payors, including government agencies, private health insurers and health maintenance organizations. There is significant uncertainty related to the insurance coverage and reimbursement of any newly approved product, but in particular novel gene editing and engineered cell products. All the therapeutic indications approved by the relevant authorities may not be covered or reimbursed. In addition, we cannot be sure that coverage and reimbursement will be available for, or accurately estimate the potential revenue from, our product candidates because they are novel treatments for diseases using a new technology and delivery approaches.

In the U.S. and some other jurisdictions, patients generally rely on third party payors to reimburse all or part of the costs associated with their treatment. Adequate coverage and reimbursement from governmental healthcare programs, such as Medicare and Medicaid in the U.S., and commercial payors are critical to new product acceptance.

Government authorities and other third party payors, such as private health insurers and health maintenance organizations, decide which drugs and treatments they will cover and the amount of reimbursement. In the U.S., the principal decisions about reimbursement for new medicines are typically made by the Centers for Medicare & Medicaid Services (“CMS”), an agency within the U.S. Department of Health and Human Services. CMS decides whether and to what extent a new medicine will be covered and reimbursed under Medicare, and private payors often follow CMS’s coverage decisions. Other jurisdictions have agencies, such as the National Institute for Health and Care Excellence (“NICE”) in the U.K., that evaluate the use and cost-effectiveness of therapies, which impact the utilization and price of the medicine in such jurisdiction.

In the U.S., no uniform policy of coverage and reimbursement for products exists among third party payors. As a result, obtaining coverage and reimbursement approval of a product from a third party payor is a time-consuming and costly process that could require us to provide supporting scientific, clinical and cost-effectiveness data for the use of our products to each potential payor, with no assurance that coverage and adequate reimbursement will be obtained from all or any of them. Even if we obtain coverage for a given product, the resulting reimbursement payment rates might be insufficient or may require co-payments that patients find unacceptably high, which may prevent us from achieving or sustaining profitability. Additionally, third party payors may not cover, or provide adequate reimbursement for, long-term follow-up evaluations required following the use of our gene-modifying products.

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
•
federal civil and criminal false claims laws, including the federal False Claims Act (“FCA”), which generally prohibit knowingly making false or fraudulent claims for payment or approval from the federal government, including Medicare, Medicaid and other government payors, or knowingly seeking to conceal, decrease or avoid an obligation to pay money to the federal government. Certain indirect acts, such as promoting products off-label, can be deemed FCA violations by a manufacturer even it did not submit the claim directly to the government payor. Further, under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “Affordable Care Act” or “ACA”), a violation of the federal Anti-Kickback Statute may also constitute a false or fraudulent claim under the FCA. These laws impose criminal and civil penalties on violators. Private individuals may bring civil whistleblower or qui tam actions for alleged FCA violations on behalf of the federal government;
•
the U.S. federal physician payment transparency requirements, sometimes referred to as the “Physician Payments Sunshine Act,” created under the ACA, and their implementing regulations, which require manufacturers of certain products paid under Medicare, Medicaid or the Children’s Health Insurance Program, including biopharmaceutical products, to report information related to payments or other consideration made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other healthcare providers and teaching hospitals, as well as ownership and investment interests held by these healthcare providers and their immediate family members in the manufacturer. Failure to comply could result in civil monetary penalties. Effective January 1, 2022, the U.S. federal physician transparency reporting requirements extend to include transfers of value made to certain non-physician providers (physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists & anesthesiologist assistants, and certified nurse-midwives);
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
•
may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third party payors, including private insurers, and may be broader in scope than their federal equivalents, such as state anti-kickback and false claims laws;
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

Further, the U.S. federal and state government, as well as other jurisdictions, have myriad laws regulating the collection, storage, distribution and use of data of employees, patients, agents, and others. These different laws governing the privacy and security of health and other personal information often differ from each other in significant ways and may not have the same effective requirements, thus complicating efforts to comply with their respective provisions. For example:

•
in the U.S., the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH”), imposes requirements relating to the privacy, security and transmission of individually identifiable health information on certain covered healthcare providers, health plans, and healthcare clearinghouses, and their respective business associates that perform services for them that involve the use or disclosure of such information. These laws impose civil and criminal monetary penalties, and give state attorneys general the authority to file civil actions for damages or injunctions, and attorney’s fees, in federal courts to enforce the laws;
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
•
other U.S. states, such as Massachusetts, Nevada, Illinois, Colorado, Virginia, Pennsylvania, Ohio, North Carolina, New Jersey and New York, have enacted and/or are considering laws that impose stringent privacy and/or data security requirements and, most notably, stringent new privacy laws will become effective in Colorado, Virginia and California in 2023 and Utah recently became the fourth state to pass a broad consumer privacy law; and
•
around the world, many countries have enacted laws that regulate data protection. In the EU and European Economic Area (“EEA”) the collection and use of personal data is regulated by the General Data Protection Regulation (“GDPR”) and the member states’ related data protection and privacy laws, and in the U.K. by its Data Protection Act 2018 and, as of January 1, 2021, the U.K. GDPR (such laws collectively being described as “European Data Protection Law”). Because the European Data Protection Law applies not only to businesses that are established within the EU but also to any business that offers goods or services to individuals in the EU or U.K., it could apply to us. European Data Protection Law imposes strict requirements, including special protections for “sensitive” personal data which includes health and genetic information of individuals in the EU or the U.K.; expanded disclosures about the personal data use; information retention limitations; mandatory data breach notification requirements; and additional oversight obligations relating to third-parties retained to process the personal data. European Data Protection Law grants or enhances the rights of individuals with respect to their personal data, including the rights to object to the processing of the data and request deletion of the same. It also has strict requirements on the transfer of personal data out of the EU or the U.K. to jurisdictions that have not been deemed to offer “adequate” privacy protections, such as the U.S. Failure to comply with the requirements of the European Data Protection Law may result in warning letters, mandatory audits, orders to cease/change the use of data, and financial penalties, including fines of up to 4% of global revenues, or 20,000,000 Euro (£17.5 million in the U.K.), whichever is greater. Moreover, data subjects can seek damages for violations, and non-profit organizations can bring claims on behalf of data subjects.

The costs associated with ensuring compliance with these laws, including in particular European Data Protection Law, may be onerous and adversely affect our business, financial condition, results of operations and prospects. Further, due to Brexit, we may have additional costs and operational challenges in complying with the U.K. GDPR and any other developments regulating the transfer of personal data between the U.K. and EU. We may also need to rely on multiple third parties to meet these legal requirements, which could result in additional liability for us if they do not comply.

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

Third party payors, whether domestic or foreign, or governmental or commercial, are developing increasingly sophisticated methods of controlling healthcare costs. In the U.S. and certain other jurisdictions, there have been, and are expected to continue to be, a number of legislative and regulatory changes to the healthcare system that could impact our ability to sell our products profitably. In the U.S., however, significant uncertainty exists regarding the provision and financing of healthcare because the newly elected administration and federal legislators have publicly declared their intention to review and potentially significantly modify the current legal and regulatory framework for the healthcare system.

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

Other legislative changes relevant to the healthcare system have been adopted in the U.S. since the Affordable Care Act was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013, and, due to subsequent legislative amendments, will remain in effect through 2030 unless additional Congressional action is taken. Pursuant to the Coronavirus Aid, Relief, and Economic Security Act, also known as the CARES Act, as well as subsequent legislation, these reductions have been suspended from May 1, 2020 through March 31, 2022 due to the COVID-19 pandemic. Following the suspension, a 1% payment reduction will occur beginning April 1, 2022 through June 30, 2022, and the 2% payment reduction will resume on July 1, 2022. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers, cancer centers and other treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

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

Further, certain of our product candidates may require components that are unavailable or difficult to acquire or manufacture at the necessary scale and in compliance with regulatory requirements to support our clinical trials or, if approved, commercial efforts. We expect to continue to rely on third party contract manufacturing organizations (“CMOs”) to manufacture these components and the final product candidates for the foreseeable future. We may not have full control of these CMOs and they may prioritize other customers or be unable to provide us with enough manufacturing capacity to meet our objectives. Further, we may rely on CMOs outside the U.S. for certain components of our product candidates, and may be subject to importation regulations that may affect our ability to manufacture or increase the cost of our product candidates.

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

We are increasingly dependent upon information technology systems, infrastructure, and data to operate our business. In the ordinary course of business, we collect, store, and transmit large amounts of confidential information (including but not limited to intellectual property, such as trade secrets, proprietary business information, and personal information). It is critical that we do so in a secure manner to maintain the confidentiality and integrity of such confidential information. We also have outsourced elements of our operations to third parties, and as a result we manage a number of third party vendors who may or could have access to our confidential information. Our third party collaborators, vendors and service providers (including our CMOs and CROs) also have access to large amounts of confidential information relating to our operations, including our research and development efforts. The size and complexity of our information technology systems, and those of third party vendors, service providers and collaborators, and the large amounts of confidential information stored on those systems, make such systems potentially vulnerable to service interruptions or systems failures, or to security breaches from inadvertent or intentional actions by our employees, third party vendors, service providers, collaborators, and/or business partners, or from cyber-attacks by malicious third parties.

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

We rely upon a variety of internet service providers, third party web hosting facilities and cloud computing platform providers and Software as a Service vendors to support our business. Failure to maintain the security, confidentiality, accessibility or integrity of data stored on such systems could result in interruptions in our operations, damage our reputation in the market, increase our service costs, cause us to incur substantial costs, subject us to liability for damages and/or fines, and divert our resources from other tasks, any one of which could materially adversely affect our business, financial condition, results of operations and prospects. If our security measures or those of our third party data center hosting facilities, cloud computing platform providers, or third party service partners, are breached, and unauthorized access is obtained to our data or our information technology systems, we may incur significant legal and financial exposure and liabilities.

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

As social media continues to expand, it also presents us with new risks and challenges. Social media is increasingly being used to communicate information about us, our programs and the diseases our therapeutics are being developed to treat. Social media practices in the pharmaceutical and biotechnology industries are evolving, which creates uncertainty and risk of noncompliance with regulations applicable to our business. For example, patients may use social media platforms to comment on the effectiveness of, or adverse experiences with, a product or a product candidate, which could result in reporting obligations or other consequences. Further, the accidental or intentional disclosure of non-public information by our workforce or others through media channels could lead to information loss. In addition, there is a risk of inappropriate disclosure of sensitive information or negative or inaccurate posts or comments about us, our products, or our product candidates on any social media platform. The nature of social media prevents us from having real-time control over postings about us on social media. We may not be able to reverse damage to our reputation from negative publicity or adverse information posted on social media platforms or similar mediums. If any of these events were to occur or we otherwise fail to comply with applicable regulations, we could incur liability, face restrictive regulatory actions or incur other harm to our business including quick and irreversible damage to our reputation, brand image and goodwill.

Risks Related to the COVID-19 Pandemic

Business interruptions resulting from the COVID-19 outbreak or similar public health crises could delay or cause a disruption of the development of our product candidates and adversely impact our business.

Public health crises, such as pandemics or similar outbreaks, could adversely impact our business. The current COVID-19 pandemic has continuously evolved, and to date has led to the implementation of various responses, including government-imposed quarantines, travel restrictions and other public health safety measures, as well as reported adverse impacts on healthcare resources, facilities and providers, in Massachusetts, across the U.S. and in other countries. The U.S. government, as well as certain foreign governments, have imposed restrictions on travel to or from the U.S. and other jurisdictions, which may delay or prevent us from conducting our business in a timely and efficient manner. The extent to which COVID-19 impacts our operations or those of our third party partners will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, the identification of new variants of the virus, additional or modified government actions, new information that will emerge concerning the severity and impact of COVID-19 and the actions to contain COVID-19 or address its impact in the short and long term, among others.

Additionally, completion of our clinical trials for NTLA-2001 for ATTR amyloidosis, NTLA-2002 for HAE and NTLA-5001 for AML as well as timely completion of preclinical activities and initiation of planned clinical trials for other product candidates, such as NTLA-2003 and NTLA-3001 for AATD or NTLA-6001 for CD30+ lymphomas, is dependent upon the availability of, for example, preclinical and clinical trial sites, researchers and investigators, regulatory agency personnel, and materials, which may be adversely affected by global health matters, such as pandemics. We plan to conduct preclinical activities and clinical trials for our investigational drug product candidates in geographies that are currently being affected by COVID-19.

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

We are not profitable and have incurred losses in each period since our inception. Our net loss was $146.9 million for the three months ended March 31, 2022. As of March 31, 2022, we had an accumulated deficit of $849.9 million. We expect these losses to increase as we continue to incur significant research and development and other expenses related to our ongoing operations, seek regulatory approvals for our future product candidates, scale-up manufacturing capabilities, maintain, expand and protect our intellectual property portfolio and hire additional personnel to support the development of our product candidates and to enhance our operational, financial and information management systems. Although we believe that our cash, cash equivalents, and marketable securities will enable us to fund our operating and capital expenditure requirements at least through the next twenty four months, we cannot predict the impact of the COVID-19 pandemic on future results of operations and financial condition due to a variety of factors, including the health of our employees, the ability of suppliers to continue to operate and deliver, the ability of Intellia to maintain operations, continued access to transportation resources, any further government and/or public actions taken in response to the pandemic and ultimately the length of the pandemic. We expect to finance our operations through a combination of collaboration revenue, equity or debt financings or other sources, which may include collaborations with third parties. Given the impact of COVID-19 on the U.S. and global financial markets, we may be unable to access further equity or debt financing when needed.

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

As described within the “Collaborations and Other Arrangements” section of our Annual Report on Form 10-K, we have entered into co-development and co-promotion (“Co/Co”) arrangements with Regeneron and AvenCell. Either Regeneron or AvenCell may change its strategic focus or pursue alternative technologies in a manner that results in reduced, delayed or no revenue to us under these arrangements. For example, Regeneron has a variety of marketed products and product candidates either by itself or with other companies, including some of our competitors. In addition, the corporate objectives of our collaborators, such as Regeneron or AvenCell, may not be consistent with our best interests. Regeneron or AvenCell may change its position regarding its participation and funding of our joint activities, which may impact our ability to successfully pursue those programs.

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

As part of our business strategy, we may pursue acquisitions or licenses of assets or acquisitions of businesses, or disposition of assets or technologies. For example, in February 2022, we announced the acquisition of Rewrite Therapeutics, Inc. (“Rewrite”) in order to add additional capabilities to our growing platform. We also may pursue strategic alliances and joint ventures that leverage our core technology and industry experience. If we decide to collaborate with other companies to discover, develop and commercialize therapeutic products, we face significant competition in seeking appropriate collaborators because, for example, third-parties have comparable rights to the CRISPR/Cas9 system or similar genome editing technologies. In addition, we have limited experience with acquiring, disposing of or licensing assets or forming strategic alliances and joint ventures. Our ability to reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. If we are unable to reach agreements with suitable collaborators on a timely basis, on acceptable terms, or at all, we may have to curtail, delay or abandon discovery efforts or development programs, and the development, manufacture or commercialization of a product candidate, or increase our expenditures and undertake these activities at our own expense. If we elect to fund and undertake discovery, development, manufacturing or commercialization activities on our own, we may need to obtain additional expertise and additional capital, which may not be available to us on acceptable terms or at all. If we fail to enter into collaborations and do not have sufficient funds or expertise to undertake the necessary discovery, development, manufacturing and commercialization activities, we may not be able to further develop our product candidates, manufacture the product candidates, bring them to market or continue to develop our technology and our business may be materially and adversely affected. Furthermore, we may not identify or complete these transactions in a timely manner, on a cost-effective basis, or at all, and we may not realize the anticipated benefits of any acquisition, license, strategic alliance or joint venture.

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

Additionally, we, BXLS, and Cellex (and certain related entities) each have equal ownership of AvenCell and, therefore, share control over portions of the operations of AvenCell. Because of our minority ownership in AvenCell, we have a lesser degree of control over its business operations, thereby potentially increasing the financial, legal, operational and compliance risks Intellia may face in the future. In addition, we may be dependent on controlling shareholders or management of AvenCell who may have business interests, strategies or goals that are inconsistent with ours. These risks include the possibility that AvenCell, BXLS or Cellex has economic or business interests or goals that are or become inconsistent with our economic or business interests or goals; is in a position to take action contrary to our instructions, requests, policies or objectives; subjects us to unexpected liabilities or risks; takes actions that reduce our return on investment; acts in a manner that compromises our key licensed rights, or important IP or other rights that we own or license; or takes actions that harm our reputation or restrict our ability to run our business. Furthermore, as a result of our ownership in AvenCell, we may be required to include AvenCell’s financial information in our consolidated financial results. We have not previously included a minority-owned subsidiary in our financial statements and therefore are subject to increased risk in accurately representing and incorporating AvenCell’s financial statements into our own, which could result in delayed filings with the SEC and the finding of a material or significant weakness, among others. This could result in harmful consequences to our business, including an adverse reaction in the financial markets due to a loss of confidence in the reliability of our consolidated financial statements.

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

We are in the early stages of establishing our own manufacturing facility to provide preclinical, clinical and commercial supply of our product candidates and must rely on outside vendors, such as CMOs, to manufacture supplies and process our product candidates. We have only recently begun to manufacture and process product candidate components on a clinical scale and may not be able to successfully complete or continue to do so. We will make changes to optimize the manufacturing process, and cannot be sure that even minor changes in the process will result in therapies that are safe, potent, pure or effective.

Any facility that we may have in the future and the facilities used by our CMOs to manufacture our product candidates must be inspected and approved by, as applicable, the FDA or other foreign regulatory agencies after we apply for approval or marketing authorization. For the foreseeable future, we will be dependent on our CMO partners to properly manufacture adequate supply of our product candidates and components in a timely manner and in accordance with our specification. We also will depend on these entities for compliance with relevant legal and regulatory requirements for manufacture of our product candidates, including current good manufacturing practice (“cGMP”), and in certain cases, current good tissue practice (“cGTP”), requirements. If we or our CMOs cannot successfully manufacture material that conforms to our specifications and the strict relevant regulatory requirements, we and our CMOs will not be able to secure or maintain regulatory approval for our respective manufacturing facilities. In addition, we have no control over the ability of our CMOs to maintain adequate quality control, quality assurance and qualified personnel, particularly as we increase the scale of our manufactured material. If the FDA or relevant foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates.

If any CMO with whom we contract fails to perform its obligations, we may be forced to manufacture the materials ourselves, for which we may not have the capabilities or resources, or enter into an agreement with a different CMO, which we may not be able to do on reasonable terms, if at all. In such scenario, our clinical trials supply could be delayed significantly as we establish alternative supply sources. In some cases, the technical skills required to manufacture our product candidates may be unique to the original CMO and we may have difficulty transferring such skills to a back-up or alternate supplier, or we may be unable to transfer such skills at all. In addition, if we are required to change CMOs for any reason, we will be required to verify that the new CMO maintains facilities and procedures that comply with quality standards and with all applicable regulations. We will also need to verify, such as through a comparability study, that any new manufacturing process will produce our product candidate according to the specifications previously submitted to the FDA or another regulatory authority. The delays associated with the verification of a new CMO could negatively affect our ability to develop product candidates or commercialize our products in a timely manner. In addition, changes in manufacturers often involve changes in manufacturing procedures and processes, which could require that we conduct bridging studies between our prior clinical supply used in our clinical trials and that of any new manufacturer. We may be unsuccessful in demonstrating the comparability of clinical supplies which could require the conduct of additional clinical trials.

Events such as the ongoing COVID-19 pandemic could adversely impact the ability of our vendors, including CMOs, to manufacture supplies, process and deliver our product candidates, or to otherwise meet our requirements or those of the applicable regulatory agencies. For example, since the beginning of the COVID-19 pandemic, three vaccines for COVID-19 have been granted Emergency Use Authorization by the FDA, and two of those later received marketing approval. Additional vaccines may be authorized or approved in the future. The resultant demand for vaccines and potential for manufacturing facilities and materials to be commandeered under the Defense Production Act of 1950, or equivalent foreign legislation, may make it more difficult to obtain materials or manufacturing capacity for the products needed for our clinical trials, which could lead to delays in these trials. Additionally, these events could also impact the regulatory agencies’ ability to inspect and approve our vendors, including CMOs, within our currently expected timeframe.

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

If any of our relationships with these third party CROs, clinical sites or other third parties terminate, we may not be able to enter into arrangements with alternative CROs, clinical sites or other third parties or to do so on commercially reasonable terms. Switching or adding additional CROs, clinical sites or other providers involves additional cost and requires management time and focus. In addition, the transition to a new CRO may result in delays, which can materially impact our ability to meet our desired clinical development timelines. Though we carefully manage our relationships with these parties, there can be no assurance that we will not encounter similar challenges or delays in the future or that these delays or challenges will not have a material adverse impact on our business, financial condition and prospects.

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

Patient enrollment is a significant factor in the timing of clinical trials and is affected by many factors, including willingness of physicians to use an experimental therapy, the availability of existing treatments, the trial’s geographic locations and the number of patients in each geographic location. In addition, our ability to enroll and dose patients may be delayed by the regulatory authority as well as, the IRB or another ethics committee (whether local or national). For example, as set forth in the National Institutes of Health (“NIH”) Guidelines for Research Involving Recombinant or Synthetic Nucleic Acid Molecules (“NIH Guidelines”), gene therapy clinical trials are also subject to review and oversight by an institutional biosafety committee (“IBC”), a local institutional committee that reviews and oversees research utilizing recombinant or synthetic nucleic acid molecules at that institution. Before a clinical trial can begin at any institution, that institution’s IRB and its IBC assesses the safety of the research and identifies any potential risk to public health or the environment. While the NIH Guidelines are not mandatory unless the research in question is being conducted at or sponsored by institutions receiving NIH funding of recombinant or synthetic nucleic acid molecule research, many companies and other institutions not otherwise subject to the NIH Guidelines voluntarily follow them. Further, a clinical trial may be suspended or terminated by us, the relevant IRBs or ethics committees of the trial’s DMC, or the FDA or other regulatory authorities due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product candidate, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. If we experience termination of, or delays in the completion of, any clinical trial of product candidates, the commercial prospects for our product candidates will be harmed, and our ability to generate product revenue will be impaired. In addition, any delays in completing any clinical trials will increase our costs, slow down our product development and approval process and jeopardize our ability to commence product sales and generate revenue.

We have received orphan drug designation for NTLA-2001 and NTLA-5001 and may in the future seek orphan drug designation for some of our other product candidates, but we may be unable to obtain such designations or to maintain the benefits associated with orphan drug status, including market exclusivity, which may cause our revenue, if any, to be reduced.

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

We have received orphan drug designation for NTLA-2001 for the treatment of TTR amyloidosis and NTLA-5001 for the treatment of AML. We may seek orphan drug designation for some of our other product candidates in orphan indications in which there is a medically plausible basis for the use of these product candidates. Even where we obtain orphan drug designation, exclusive marketing rights in the U.S. may be limited if we seek approval for an indication broader than the orphan designated indication and may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition. In addition, although we intend to seek orphan drug designation for other product candidates, we may never receive such designations.

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

The FDA or other regulatory agencies may seek to impose consent decrees, withdraw approval or prohibit the export or import of a product if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with our product candidates, including adverse events of unanticipated severity or frequency, or with our third party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical studies to assess new safety risks; or imposition of distribution restrictions or other restrictions under a REMS program. Other potential consequences include, among other things:

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

The U.K.’s withdrawal from the EU, or Brexit, became effective on January 31, 2020. EU laws, including pharmaceutical laws, continued to apply in the U.K. during a transitional period, which ended on December 31, 2020. On December 24, 2020, the U.K. and EU signed an EU-U.K. Trade and Cooperation Agreement (“TCA”), which became provisionally applicable on January 1, 2021 and has been formally applicable since May 1, 2021. The TCA includes specific provisions concerning pharmaceuticals, which include the mutual recognition of cGMP, inspections of manufacturing facilities for medicinal products and cGMP documents issued, but does not foresee wholesale mutual recognition of U.K. and EU pharmaceutical regulations. At present, Great Britain has implemented EU legislation on the marketing, promotion and sale of medicinal products through the Human Medicines Regulations 2012 (as amended) (under the Northern Ireland Protocol, the EU regulatory framework will continue to apply in Northern Ireland). The regulatory regime in Great Britain therefore currently aligns in the most part with EU regulations, however it is possible that these regimes will diverge in the future now that Great Britain’s regulatory system is independent from the EU and the TCA does not provide for mutual recognition of U.K. and EU pharmaceutical legislation. This lack of clarity on future U.K. laws and regulations and their interaction with the EU laws and regulations increases our regulatory burden of operating in and doing business with both the U.K. and the EU.

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

We may also face new regulatory costs and challenges that could have an adverse effect on our operations as a result of Brexit. Since the regulatory framework in the U.K. covering quality, safety and efficacy of medicinal products, clinical trials, marketing authorization, commercial sales and distribution of medicinal products is derived from EU directives and regulations, Brexit could materially impact the future regulatory regime with respect to the approval of any of our future product candidates in the U.K., because U.K. legislation has the potential to diverge from EU legislation. For instance, the new Clinical Trials Regulation which became effective in the EU on January 31, 2022 and provides for a streamlined clinical trial application and assessment procedure covering multiple EU Member States has not been implemented into U.K. law, and a separate application will need to be submitted for clinical trial authorization in the U.K. In addition, Great Britain is no longer covered by the centralized procedure for obtaining EEA-wide marketing authorizations from the EMA for medicinal products and a separate process for authorization of drug products is required in Great Britain. For a period of two years from January 1, 2021, the U.K.’s MHRA may rely on a decision taken by the European Commission on the approval of a new marketing authorization in the centralized procedure, in order to more quickly grant a new Great Britain marketing authorization, however a separate application will still be required. Any delay in obtaining, or an inability to obtain, any regulatory approvals, as a result of Brexit or otherwise, would delay or prevent us from commercializing our current or future product candidates in the U.K. and could restrict our ability to generate revenue from that market.

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

Risks Related to Intellectual Property

Risks Related to Third Party and Licensed Intellectual Property

Third party claims of intellectual property infringement against us, our licensors or our collaborators may prevent or delay our product discovery and development efforts.

Our commercial success depends in part on our avoiding infringement of the valid patents and proprietary rights of third parties.

Numerous U.S. and foreign issued patents and pending patent applications owned by third parties exist in the fields in which we are developing our product candidates and in areas potentially related to components and methods we use or may use in our research and development efforts. As industry, government, academia and other biotechnology and pharmaceutical research expands and more patents are issued, the risk increases that our product candidates may give rise to claims of infringement of the patent rights of others. Our development candidates are complex and may include multiple components such as Cas9 protein or messenger RNA encoding Cas9 protein, guide RNAs (“gRNA”), targeting molecules, or formulation components such as lipids. We cannot guarantee that any of these components of our technology, processes, future product candidates or the use of such product candidates do not infringe third party patents. It is also possible that we have failed to identify relevant third party patents or applications. Because patent rights are granted jurisdiction-by-jurisdiction, our freedom to practice certain technologies, including our ability to research, develop and commercialize our product candidates, may differ by country.

Third parties may assert that we infringe their patents or that we are otherwise employing their proprietary technology without authorization, and may sue us. There may be third party patents of which we are currently unaware with claims to compositions, formulations, methods of manufacture or methods of use or treatment that cover product candidates we discover and develop. Because patent applications can take many years to issue, there may be currently pending patent applications that may later result in issued patents that our product candidates may infringe. In addition, third parties may obtain patents in the future and claim that use of our technologies or the manufacture, use or sale of our product candidates infringes upon these patents. If any such third party patents were held by a court of competent jurisdiction to cover our technologies or product candidates, the holders of any such patents may be able to block our ability to commercialize the applicable product candidate unless we obtain a license under the applicable patents, or until such patents expire or are finally determined to be held invalid or unenforceable. Such a license may not be available on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. We could be forced, including by court order, to cease commercializing, manufacturing or importing the infringing technology or product. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees if we are found to have willfully infringed a patent. A finding of infringement could prevent us from commercializing one or more of our product candidates, force us to redesign our infringing products or force us to cease some or all of our business operations, any of which could materially harm our business and could prevent us from further developing and commercializing our proposed future product candidates thereby causing us significant harm. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business. If we are unable to obtain a necessary license to a third party patent on commercially reasonable terms, our ability to commercialize our product candidates may be impaired or delayed, which could in turn significantly harm our business.

Third parties may seek to claim intellectual property rights that encompass or overlap with intellectual property that we own or license from them or others. Legal proceedings may be initiated to determine the scope and ownership of these rights, and could result in our loss of rights, including injunctions or other equitable relief that could effectively block our ability to further develop and commercialize our product candidates. For example, through the Caribou License, we sublicense the rights of the Regents of the University of California and the University of Vienna (collectively, “UC/Vienna”) to a worldwide patent portfolio that covers methods of use and compositions relating to engineered CRISPR/Cas9 systems for, among other things, cleaving or editing DNA and altering gene product expression in various organisms, including eukaryotic cells. We sublicense the UC/Vienna rights to this portfolio for human therapeutic, prophylactic and palliative uses, including companion diagnostics, except for anti-fungal and anti-microbial uses. This patent portfolio to-date includes, for example, multiple granted, allowed, and/or allowable patent applications in the U.S., as well as granted patents from the European Patent Office, the United Kingdom’s Intellectual Property Office, the German Patent and Trade Mark Office, Australia’s Intellectual Property agency and China’s Intellectual Property Office, among others. Because UC/Vienna co-own this portfolio with Dr. Emmanuelle Charpentier (from whom we do not have sublicense rights), we refer to this co-owned worldwide patent portfolio as the “UC/Vienna/Charpentier patent family.” UC/Vienna could challenge Caribou’s rights under their license agreement, including Caribou’s right to sublicense its rights to others, such as Intellia, and on what terms such a sublicense would be granted, each of which could adversely impact our rights under our license agreement with Caribou.

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

Third parties could assert that UC/Vienna/Charpentier do not have rights to the CRISPR/Cas9 technology, including inventorship and ownership rights to currently issued or allowable patents, or that any rights owned by UC/Vienna/Charpentier are limited. If such third parties were found to have rights to the CRISPR/Cas9 technology, we could be required to obtain rights from such parties or cease our development and commercialization efforts. For example, under our sublicense from Caribou, we have rights to patent applications owned by UC/Vienna Charpentier covering certain aspects of CRISPR/Cas9 systems to edit genes in eukaryotic cells, including human cells (collectively, the “UC/Vienna/Charpentier eukaryotic patent family”). The Broad Institute (as defined above) and the Rockefeller University co-own patents and patent applications that also claim CRISPR/Cas9 systems to edit genes in eukaryotic cells (collectively, the “Broad Institute patent family”). Because the respective owners of various UC/Vienna/Charpentier patent applications and the Broad Institute patent family both allege owning intellectual property claiming overlapping aspects of CRISPR/Cas9 systems and methods to edit genes in eukaryotic cells, including human cells, our ability to market and sell CRISPR/Cas9-based human therapeutics may be adversely impacted depending on the scope and actual ownership over the inventions claimed in the competing patent portfolios. On June 25, 2019, the Patent Trial and Appeal Board (“PTAB”) of the U.S. Patent and Trademark Office (“USPTO”) declared an interference between the UC/Vienna/Charpentier eukaryotic patent family and the Broad Institute patent family to determine which research group first invented the use of the CRISPR/Cas9 technology in eukaryotic cells and, therefore, is entitled to the patents covering the invention. The interference involved 14 allowable patent applications from the UC/Vienna/Charpentier eukaryotic patent family and 13 patents and one patent application from the Broad Institute patent family. On February 28, 2022, the PTAB issued a Decision of Priority and Judgment in the interference finding that the Broad Institute patent family has priority over the UC/Vienna/Charpentier patent family with respect to the subject matter of the interference, which decision may be appealed by UC/Vienna/Charpentier. On March 30, 2022, UC/Vienna/Charpentier filed a notice of appeal of the PTAB's decision.

On December 14, 2020, the PTAB declared an additional interference between the same 14 allowable patent applications in the UC/Vienna/Charpentier patent family, and one patent application owned by ToolGen, Inc. And, on June 21, 2021, the PTAB declared another interference between the same 14 allowable patent applications in the UC/Vienna/Charpentier patent family and one patent application owned by Sigma-Aldrich Co. LLC (a subsidiary of Merck KGaA). Because the patent applications involved in these interferences also purport to cover the use of CRISPR/Cas9 for gene editing in eukaryotic cells, the PTAB seeks to determine between the various groups which one invented first and is entitled to the resulting patents. These two latter interferences are still in their motion phases where the PTAB may consider, among other matters, which party will have the burden of proof in their respective priority phases. If either the Broad Institute, ToolGen or Sigma-Aldrich were to succeed in their respective interference, the prevailing party or parties could seek to assert its issued patents against us based on our CRISPR/Cas9-based activities, including commercialization.

In addition, other third parties, such as Vilnius University, and Harvard University, filed patent applications claiming CRISPR/Cas9-related inventions around or within a year after the first patent application filed in the UC/Vienna/Charpentier patent family and allege (or may allege) that they invented one or more of the inventions claimed by UC/Vienna/Charpentier before UC/Vienna/Charpentier. If the USPTO deems the scope of the claims of one or more of these parties to sufficiently overlap with the allowable claims from the applicable patent applications in the UC/Vienna/Charpentier patent family, the USPTO could declare other interference proceedings to determine the actual inventor of such claims. If these third parties were to prevail in their inventorship claims or obtain patent claims that cover our product candidates or related activities through these various legal proceedings, then we could be prevented from utilizing the intellectual property we have licensed from Caribou, as well as from developing and commercializing all or some of our products candidates unless we can obtain rights to the third parties’ intellectual property, or avoid or invalidate it.

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

The growth of our business will likely depend in part on our ability to acquire or in-license additional proprietary rights. For example, our programs may involve additional product candidates, delivery systems or technologies that may require the use of additional proprietary rights held by third parties, including competitors. Our ultimate product candidates may also require specific modifications or formulations to work effectively and efficiently. These modifications or formulations may be covered by intellectual property rights held by others, including competitors. We may be unable to acquire or in-license any relevant third party intellectual property rights that we identify as necessary or important to our business operations.

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

The licensing and acquisition of third party intellectual property rights is a competitive practice and companies that may be more established, or have greater resources than we do, may also be pursuing strategies to license or acquire third party intellectual property rights that we may consider necessary or attractive in order to commercialize our product candidates. More established companies may have a competitive advantage over us due to their larger size and cash resources or greater clinical development and commercialization capabilities. There can be no assurance that we will be able to successfully complete such negotiations and ultimately acquire the rights to the intellectual property surrounding the additional product candidates that we may seek to acquire.

If we are unable to successfully obtain rights to valid third party intellectual property or to maintain the existing intellectual property rights we have, we may have to abandon development of such program and our business and financial condition could suffer.

We may be required to pay certain milestones and royalties under our license agreements with third party licensors.

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

In addition, these agreements contain diligence milestones and we may not be successful in meeting all of the milestones in the future on a timely basis or at all. We will need to outsource and rely on third parties for many aspects of the clinical development, sales and marketing of our products covered under our license agreements. Delay or failure by these third parties could adversely affect the continuation of our license agreements with their third party licensors.

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

The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our owned and licensed patents may be challenged in the courts or patent offices in the U.S. and abroad. There is a substantial amount of litigation as well as administrative proceedings for challenging patents, including interference, derivation, reexamination, and other post-grant proceedings before the USPTO and oppositions and other comparable proceedings in foreign jurisdictions, involving patents and other intellectual property rights in the biotechnology and pharmaceutical industries, and we expect this to be true for the CRISPR/Cas9 space as well. Indeed, a number of third parties have filed oppositions challenging the validity, and seeking the revocation, of several CRISPR/Cas9 genome editing patents granted to UC/Vienna/Charpentier by the European Patent Office (“EPO”). To date, UC/Vienna/Charpentier have successfully defended before the EPO’s opposition division the validity of their first European patent, which covers compositions comprising Cas9 and single gRNA molecules, as well as methods of editing DNA in vitro or ex vivo using Cas9 and single gRNAs. The opponents to this patent have appealed the decision of the EPO’s opposition division. If UC/Vienna/Charpentier fail in defending the validity of its first European patent, we may lose valuable intellectual property rights, such as the right to exclude others from using such intellectual property. Such an outcome could have a material adverse effect on our business in Europe. Similarly, third parties are opposing the other patents issued by the EPO to UC/Vienna/Charpentier, including their second European patent that was recently revoked by the EPO’s opposition division, a decision that UC/Vienna/Charpentier have appealed. Although the claims of these other patents are more limited in scope compared to the first European patent, the inability to defend their respective validity could result in loss of valuable rights. In addition, since the passage of the America Invents Act in 2013, U.S. law also provides for other procedures to challenge patents, including inter partes reviews and post-grant reviews, that add uncertainty to the possibility of challenge to our developed or licensed patents and patent applications in the future. Furthermore, for U.S. applications in which all claims are entitled to a priority date before March 16, 2013, an interference proceeding can be provoked by a third party or instituted by the USPTO to determine who was the first to invent any of the subject matter covered by the patent claims of our applications. See the above risk factor titled “Third party claims of intellectual property infringement against us, our licensors or our collaborators may prevent or delay our product discovery and development efforts.”

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

In addition to the protection afforded by patents, we seek to rely on trade secret protection and confidentiality agreements to protect our proprietary and confidential information. We also utilize proprietary processes for which it would be difficult to enforce patents. In addition, other elements of our product discovery and development processes involve proprietary know-how, information, or technology that is not covered by patents. Trade secrets, however, may be difficult to protect. We seek to protect our proprietary processes, in part, by entering into confidentiality agreements with our employees, consultants, outside scientific advisors, contractors, and collaborators, and we also rely on national and state laws requiring our directors, employees, contractors and collaborators to protect our proprietary information. Although we use reasonable efforts to protect our trade secrets, our employees, consultants, outside scientific advisors, contractors, and collaborators might intentionally or inadvertently disclose our trade secret information to competitors. In addition, competitors may otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. Furthermore, the laws of some foreign countries do not protect proprietary rights to the same extent or in the same manner as the laws of the U.S. As a result, we may encounter significant problems in protecting and defending our intellectual property both in the U.S. and abroad. If we are unable to prevent unauthorized material disclosure of our intellectual property to third parties, or misappropriation of our intellectual property by third parties, we may not be able to establish or maintain a competitive advantage in our market, which could materially adversely affect our business, operating results, and financial condition. Our trade secrets and other confidential information of ours may also be exposed through cybersecurity attacks, ransomware attacks, and other hacking attempts directed at our information technology systems and those of our employees, consultants, outside scientific advisors, contractors, vendors and collaborators. For more information, please see the risk factor section entitled “Risks Related to Data and Privacy.”

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

In addition, the trading prices for our common stock and other biopharmaceutical companies have been highly volatile as a result of the COVID-19 pandemic. The extent to which the outbreak may impact our business, preclinical studies and ongoing and planned clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the emergence of new variants of the disease, the ability of governments to vaccinate their populations and that existing vaccines can treat any new variants effectively, the ultimate containment of the disease, the modification or lifting of travel restrictions and other actions implemented to contain the outbreak or address its impact, such as social distancing and quarantines or lock-downs in the U.S. and other countries, business closures or business disruptions, and the ultimate effectiveness of other actions taken in the U.S. and other countries to contain and address the disease. A resurgence or other negative developments relating to the pandemic may require us to again restrict access to our offices and laboratories, or to pause or suspend preclinical research and our clinical trial; and, further, may disrupt our manufacturing and supply chain or those of our third party suppliers and manufacturers.

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

On August 23, 2019, we filed a Registration Statement on Form S-3, as amended (the “2019 Shelf”) with the SEC, which was declared effective on September 12, 2019 (File No. 333-233448) in relation to the registration of common stock, preferred stock, debt securities, warrants and units of any combination thereof. We also simultaneously entered into an Open Market Sale Agreement (the “2019 Sale Agreement”) with the Sales Agent, to provide for the offering, issuance and sale of up to an aggregate amount of $150.0 million of our common stock from time to time in “at-the-market” offerings under the 2019 Shelf and subject to the limitations thereof. We will pay to the Sales Agent cash commissions of 3.0% of the gross proceeds of sales of common stock under the 2019 Sale Agreement. In December 2019, we issued 287,231 shares of our common stock at an average price of $16.48 per share in accordance with the 2019 Sale Agreement for aggregate net proceeds of $4.4 million, after payment of cash commissions to the Sales Agent and approximately $0.2 million related to legal, accounting and other fees in connection with the sales. During the year ended December 31, 2020, we issued 2,270,161 shares of our common stock in a series of sales at an average price of $22.53 per share in accordance with the 2019 Sale Agreement, for aggregate net proceeds of $49.5 million after payment of cash commissions to the Sales Agent and legal, accounting and other fees in connection with the sales. During the year ended December 31, 2021, we issued 641,709 shares of our common stock in a series of sales at an average price of $72.79 per share in accordance with the 2019 Sale Agreement, for aggregate net proceeds of $45.3 million after payment of cash commissions to Jefferies and approximately $0.1 million related to legal, accounting and other fees in connection with the sales. During the three months ended March 31, 2022, we issued 579,788 shares of our common stock in a series of sales at an average price of $69.43 per share in accordance with the 2019 Sale Agreement, for aggregate net proceeds of $38.9 million after payment of cash commissions to Jefferies and approximately $0.2 million related to legal, accounting and other fees in connection with the sales. In June 2020, we issued 6,301,370 shares of our common stock, including the exercise in full by the underwriters of their option to purchase an additional 821,917 shares, at the public offering price of $18.25 per share pursuant to the 2019 Shelf for aggregate cash consideration of $107.7 million, after payment of commissions and fees and approximately $0.4 million related to legal, accounting and other fees in connection with the sales. In June 2020 we also issued 925,218 shares of our common stock to Regeneron in a private placement for an aggregate cash consideration of $30.0 million, or $32.42 per share, representing a 100% premium over the volume-weighted average trading price of the Company’s common stock during the 30-day period prior to the closing. On November 30, 2020, we filed a Registration Statement on Form S-3ASR (the “Universal Shelf”) with the SEC, which was automatically declared effective upon filing (File No. 333-251022) in relation to the registration of common stock, preferred stock, debt securities, warrants and units of any combination thereof. In December 2020, we issued 5,513,699 shares of our common stock, including the exercise in full by the underwriters of their option to purchase an additional 719,178 shares, at the public offering price of $36.50 per share pursuant to the Universal Shelf for aggregate cash consideration of $188.9 million, after deducting the underwriting discount, commissions and offering expenses. In July 2021, we issued 4,758,620 shares of our common stock, including the exercise in full by the underwriters of their option to purchase an additional 620,689 shares, at the public offering price of $145.00 per share pursuant to the Universal Shelf for aggregate cash consideration of approximately $648.3 million, after deducting the underwriting discount, commissions and estimated offering expenses. In March 2022, we entered into an Open Market Sale Agreement (the “2022 Sale Agreement”) with the Sales Agent, to provide for the offering, issuance and sale of up to an aggregate amount of $400.0 million of our common stock from time to time in “at-the-market” offerings under the Universal Shelf and subject to the limitations thereof. We will pay to the Sales Agent cash commissions of 3.0% of the gross proceeds of sales of common stock under the 2022 Sale Agreement. In addition, sales of a substantial number of shares of our outstanding common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock. Persons who were our stockholders prior to our IPO continue to hold a substantial number of shares of our common stock that many of them are now able to sell in the public market. Significant portions of these shares are held by a relatively small number of stockholders. Sales by our stockholders of a substantial number of shares, or the expectation that such sales may occur, could significantly reduce the market price of our common stock.

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

10.1†

Agreement and Plan of Merger, by and among Intellia Therapeutics, Inc., Rewrite Therapeutics, Inc., RW Acquisition Corp., and Shareholder Representative Services, LLC, as securityholder representative, dated as of February 2, 2022. (1)

10.2	Lease Agreement by and between the Registrant and Are-Winter Street Property, LLC, dated as of February 22, 2022. (1)

10.3#	Fifth Amended and Restated Non-Employee Director Compensation Policy. (2)

10.4†	License and Collaboration Agreement dated as of April 11, 2016, by and between the Registrant and Regeneron Pharmaceuticals, Inc. (2)

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (2)

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (2)

32.1

Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, by John M. Leonard, M.D., President and Chief Executive Officer of the Company, and Glenn Goddard, Executive Vice President, Chief Financial Officer of the Company. (2)

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. (2)

101.SCH	Inline XBRL Taxonomy Extension Schema Document. (2)

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document. (2)

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document. (2)

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document. (2)

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document. (2)

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101) (2)

† Portions of this exhibit (indicated by asterisks) have been omitted pursuant to Item 601(b)(10) of Regulation S-K.

# Indicates a management contract or any compensatory plan, contract or arrangement.

(1)
Incorporated by reference to the Registrant's Annual Report on Form 10-K (File No. 001-37766) filed with the Securities and Exchange Commission on February 24, 2022.
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

Dated: May 5, 2022

INTELLIA THERAPEUTICS, INC.

By:	/s/ John M. Leonard
John M. Leonard, M.D.
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Glenn G. Goddard
Glenn G. Goddard
Executive Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)