Form 10-Q
period 2022-06-30
Intellia Therapeutics, Inc.
filed 2022-08-04
CIK 1652130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

The number of shares outstanding of the registrant’s common stock as of August 1, 2022: 76,011,784 shares.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

INTELLIA THERAPEUTICS, INC.

Condensed Consolidated Balance Sheets (unaudited)

(Amounts in thousands except share and per share data)

	June 30, 2022	December 31, 2021
ASSETS
Current Assets:
Cash and cash equivalents	$147,781	$123,406
Marketable securities	726,494	625,282
Accounts receivable ($0 million and $0.1 million, respectively, from related party)	2,854	2,031
Prepaid expenses and other current assets	18,304	18,584
Total current assets	895,433	769,303
Marketable securities - noncurrent	32,604	337,361
Property and equipment, net	25,868	20,968
Operating lease right-of-use assets	73,775	79,143
Equity method investment	45,616	58,131
Investments and other assets ($10.0 million at the end of each period from related party)	37,128	29,558
Total Assets	$1,110,424	$1,294,464
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$7,515	$9,653
Accrued expenses ($0.1 million and $0 million, respectively, from related party)	44,871	43,309
Current portion of operating lease liability	9,568	9,112
Current portion of deferred revenue ($39.3 million and $41.2 million, respectively, from related party)	61,806	63,759
Total current liabilities	123,760	125,833
Deferred revenue, net of current portion ($2.9 million and $19.9 million, respectively, from related party)	35,330	63,476
Long-term operating lease liability	59,997	64,911
Other long-term liabilities	10,790	-
Commitments and contingencies (Note 6)
Stockholders’ Equity:
Common stock, $0.0001 par value; 120,000,000 shares authorized; 76,000,745 and 74,485,883 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	8	7
Additional paid-in capital	1,840,644	1,745,870
Accumulated other comprehensive loss	(9,554)	(2,632)
Accumulated deficit	(950,551)	(703,001)
Total stockholders’ equity	880,547	1,040,244
Total Liabilities and Stockholders’ Equity	$1,110,424	$1,294,464

See notes to condensed consolidated financial statements.

INTELLIA THERAPEUTICS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited)

(Amounts in thousands except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Collaboration revenue (1)	$14,030	$6,550	$25,282	$12,995
Operating expenses:
Research and development	90,199	58,884	223,294	98,160
General and administrative	22,132	16,683	44,535	30,277
Total operating expenses	112,331	75,567	267,829	128,437
Operating loss	(98,301)	(69,017)	(242,547)	(115,442)
Other (expense) income, net:
Interest income	703	211	1,243	431
Loss from equity method investment	(3,252)	-	(5,997)	-
Change in fair value of contingent consideration	172	-	(249)	-
Total other (expense) income, net	(2,377)	211	(5,003)	431
Net loss	$(100,678)	$(68,806)	$(247,550)	$(115,011)
Net loss per share, basic and diluted	$(1.33)	$(1.01)	$(3.29)	$(1.70)
Weighted average shares outstanding, basic and diluted	75,823	68,164	75,282	67,675
Other comprehensive loss:
Unrealized loss on marketable securities	(932)	(1)	(6,060)	(14)
Other comprehensive loss from equity method investment	(560)	-	(862)	-
Comprehensive loss	$(102,170)	$(68,807)	$(254,472)	$(115,025)

(1) Including the following revenue from related party (see Notes 7 and 8):	$7,767	$-	$13,151	$-

See notes to condensed consolidated financial statements.

INTELLIA THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows (unaudited)

(Amounts in thousands)

	Six Months Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(247,550)	$(115,011)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,591	3,225
Equity-based compensation	41,559	17,038
Amortization of investment premiums	4,428	2,868
Loss from equity method investment	5,997	-
Deferral of equity method investment intra-entity profit on sales	5,656	-
Change in fair value of contingent consideration	249	-
In-process research and development charge	55,990	-
Changes in operating assets and liabilities:
Accounts receivable	(824)	137
Prepaid expenses and other current assets	434	(8,703)
Operating lease right-of-use assets	5,368	4,018
Other assets	(802)	(229)
Accounts payable	(3,710)	(2,606)
Accrued expenses	(721)	10,135
Deferred revenue	(30,099)	(11,179)
Operating lease liabilities	(4,458)	(5,050)
Net cash used in operating activities	(164,892)	(105,357)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(5,409)	(5,350)
Purchases of marketable securities	(31,524)	(185,431)
Maturities of marketable securities	224,583	198,499
Acquired in-process research and development, net of cash acquired of $287	(44,832)	-
Net cash provided by investing activities	142,818	7,718
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock through at-the-market offerings, net of issuance costs	38,885	45,255
Proceeds from options exercised	13,262	19,503
Issuance of shares through employee stock purchase plan	1,068	970
Net cash provided by financing activities	53,215	65,728
Net increase (decrease) in cash and cash equivalents and restricted cash equivalents	31,141	(31,911)
Cash and cash equivalents and restricted cash equivalents, beginning of period	125,486	164,606
Cash and cash equivalents and restricted cash equivalents, end of period	$156,627	$132,695

Reconciliation of cash and cash equivalents and restricted cash equivalents to condensed consolidated balance sheet:
Cash and cash equivalents	$147,781	$129,879
Restricted cash equivalents, included in investments and other assets	8,846	2,816
Total cash and cash equivalents and restricted cash equivalents	$156,627	$132,695

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Purchases of property and equipment unpaid at period end	$3,750	$1,969
Right-of-use assets acquired under operating leases	-	41,974
Contingent consideration liability assumed in asset acquisition	10,541	-
Offering costs unpaid at period end	-	208

See notes to condensed consolidated financial statements.

INTELLIA THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements (unaudited)

1. Overview and Basis of Presentation

Intellia Therapeutics, Inc. (“Intellia” or the “Company”) is a leading clinical-stage genome editing company, focused on developing novel, potentially curative therapeutics leveraging CRISPR/Cas9-based technologies. CRISPR/Cas9, an acronym for Clustered, Regularly Interspaced Short Palindromic Repeats (“CRISPR”)/CRISPR associated 9 (“Cas9”), is a technology for genome editing, the process of altering selected sequences of genomic deoxyribonucleic acid (“DNA”). To fully realize the transformative potential of CRISPR/Cas9-based technologies, Intellia is building a full-spectrum genome editing company, by leveraging its modular platform, to advance in vivo and ex vivo therapies for diseases with high unmet need by pursuing two primary approaches. The Company's in vivo programs use intravenously administered CRISPR as the therapy, in which proprietary delivery technology enables highly precise editing of disease-causing genes directly within specific target tissues. The Company's ex vivo programs use CRISPR to create the therapy by using engineered human cells to treat cancer and autoimmune diseases. The Company's deep scientific, technical and clinical development experience, along with its robust intellectual property (“IP”) portfolio, have enabled it to take a leadership role in harnessing the full potential of genome editing to create new classes of genetic medicine.

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

Liquidity

Since its inception through June 30, 2022, the Company has raised an aggregate of approximately $1,861.1 million to fund its operations through its initial public offering (“IPO”) and concurrent private placements, follow-on public offerings, at-the-market offerings and the sale of convertible preferred stock, as well as through its collaboration agreements. The Company expects that its cash, cash equivalents and marketable securities as of June 30, 2022 will enable the Company to fund its ongoing operating expenses and capital expenditure requirements for at least the twelve-month period following the issuance of these condensed consolidated financial statements.

2. Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies” to the consolidated financial statements included in the Annual Report for the year ended December 31, 2021. There have been no material changes during the six months ended June 30, 2022 except for the following.

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

3. Marketable Securities

The following table summarizes the Company’s available-for-sale marketable securities as of June 30, 2022 and December 31, 2021 at net book value:

	June 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Marketable securities:
U.S. Treasury and other government securities	$295,742	$-	$(4,454)	$291,288
Financial institution debt securities	303,294	-	(2,296)	300,998
Corporate debt securities	52,575	-	(724)	51,851
Other asset-backed securities	115,671	-	(710)	114,961
Total	$767,282	$-	$(8,184)	$759,098

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Marketable securities:
U.S. Treasury and other government securities	$301,493	$-	$(1,016)	$300,477
Financial institution debt securities	441,068	-	(652)	440,416
Corporate debt securities	62,500	-	(151)	62,349
Other asset-backed securities	159,707	-	(306)	159,401
Total	$964,768	$-	$(2,125)	$962,643

The amortized cost of available-for-sale securities is adjusted for amortization of premiums and accretion of discounts to maturity. At June 30, 2022 and December 31, 2021, the balance in the Company’s accumulated other comprehensive loss was composed of activity related to the Company’s available-for-sale marketable securities and equity method investment. There were no realized gains or losses in the six months ended June 30, 2022 or for the year ended December 31, 2021. The Company did not reclassify any amounts out of accumulated other comprehensive loss during this period. The Company generally does not intend to sell any investments prior to recovery of their amortized cost basis for any investment in an unrealized loss position. As such, the Company has classified these losses as temporary in nature.

The Company's available-for-sale securities that are classified as short-term marketable securities in the condensed consolidated balance sheet mature within one year or less as of the balance sheet date. Available-for-sale securities that are classified as noncurrent in the condensed consolidated balance sheet are those that mature after one year but within five years from the balance sheet date and that the Company does not intend to dispose of within the next twelve months. At June 30, 2022 and December 31, 2021, the Company did not hold any investments that matured beyond five years of the balance sheet date.

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

As of June 30, 2022 and December 31, 2021, the Company’s financial assets and liabilities recognized at fair value on a recurring basis consisted of the following:

	Fair Value as of June 30, 2022
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Cash equivalents and restricted cash equivalents	$156,323	$156,323	$-	$-
Marketable securities:
U.S. Treasury and other government securities	291,288	276,278	15,010	-
Financial institution debt securities	300,998	-	300,998	-
Corporate debt securities	51,851	-	51,851	-
Other asset-backed securities	114,961	-	114,961	-
Total marketable securities	759,098	276,278	482,820	-
Total Assets	$915,421	$432,601	$482,820	$-

Liabilities
Contingent consideration liability - research	$10,790	$-	$-	$10,790
Total Liabilities	$10,790	$-	$-	$10,790

	Fair Value as of December 31, 2021
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Cash equivalents and restricted cash equivalents	$124,636	$124,636	$-	$-
Marketable securities:
U.S. Treasury and other government securities	300,477	280,085	20,392	-
Financial institution debt securities	440,416	-	440,416	-
Corporate debt securities	62,349	-	62,349	-
Other asset-backed securities	159,401	-	159,401	-
Total marketable securities	962,643	280,085	682,558	-
Total Assets	$1,087,279	$404,721	$682,558	$-

Certain of the Company’s financial assets, including cash equivalents, restricted cash equivalents and marketable securities, have been initially valued at the transaction price, and subsequently revalued at the end of each reporting period, utilizing third party pricing services or other observable market data. The pricing services utilize industry standard valuation models and observable market inputs to determine value. After completing its validation procedures, the Company did not adjust or override any fair value measurements provided by the pricing services as of June 30, 2022 or December 31, 2021.

Other financial instruments, including accounts receivable, accounts payable and accrued expense, are carried at cost, which approximates fair value due to the short duration and term to maturity.

The Company's investment in AvenCell Therapeutics, Inc. (“AvenCell”) was initially recorded at fair value, determined according to Level 3 inputs in the fair value hierarchy described above. Refer to Note 8 for further details.

The Company's investment in SparingVision SAS (“SparingVision”) was initially recorded at fair value, determined according to Level 3 inputs in the fair value hierarchy described above. The Company's investment in Kyverna Therapeutics, Inc. (“Kyverna”) was recorded at cost, which is representative of fair value. Refer to Note 8 for further details. The SparingVision and Kyverna investments (the “investments”) are included in “Investments and other assets” on the condensed consolidated balance sheet. There were no changes in observable prices of these investments as of June 30, 2022.

As discussed further in Note 9, Rewrite Acquisition, under the Merger Agreement, the Rewrite Holders are eligible to receive up to an additional $25.0 million in research milestone payments, payable in the Company’s common stock valued using the volume-weighted average price of the Company’s stock over the ten-day trading period ending two trading days prior to the date on which the applicable milestone is achieved. As such research milestone is payable in the Company’s common stock, the milestone payment results in liability classification under ASC 480. This contingent consideration liability is carried at fair value which was estimated by applying a probability-based model, which utilized inputs based on timing of achievement that were unobservable in the market. The contingent consideration liability, which is recorded in “Other long-term liabilities” on the condensed consolidated balance sheet, is classified within Level 3 of the fair value hierarchy.

The following table reconciles the change in fair value of the contingent consideration liability based on the level 3 inputs listed below (in thousands):

For the six months ended June 30, 2022
Balance at February 2, 2022 (at inception)	$10,541
Change in fair value	249
Balance at June 30, 2022	$10,790

	As of inception (February 2, 2022)	As of June 30, 2022
Discount rate	7%	11%
Probability of achievement	50%	50%
Projected year of achievement	2023-2024	2023-2024

5. Accrued Expenses

Accrued expenses consisted of the following:

	June 30,	December 31,
	2022	2021
	(In thousands)
Accrued research and development	$25,278	$16,979
Employee compensation and benefits	12,879	20,359
Accrued legal and professional expenses	1,955	3,100
Accrued other	4,759	2,871
Total accrued expenses	$44,871	$43,309

6. Commitments and Contingencies

Litigation

There have been no material changes to any of the outstanding litigation, nor is the Company a party to any new litigation, since December 31, 2021. For further information please see the notes to the consolidated financial statements included in the Company’s Annual Report for the year ended December 31, 2021.

License Agreements

The Company is party to license agreements, which include contingent payments. These payments will become payable if and when certain development, regulatory and commercial milestones are achieved. As of June 30, 2022, the satisfaction and timing of the contingent payments is uncertain and not reasonably estimable.

7. Collaborations and Other Arrangements

To accelerate the development and commercialization of CRISPR/Cas9-based products in multiple therapeutic areas, the Company has formed, and intends to seek other opportunities to form, strategic alliances with collaborators who can augment its leadership in CRISPR/Cas9 therapeutic development. As of June 30, 2022, the Company’s accounts receivable were related to its collaboration with Regeneron Pharmaceuticals, Inc. (“Regeneron”), and the Company's contract liabilities were related to its collaborations with Regeneron, AvenCell, SparingVision and Kyverna. As of December 31, 2021, the Company’s accounts receivable were related to its collaborations with Regeneron and AvenCell and the Company's contract liabilities were related to its collaborations with Regeneron, AvenCell, SparingVision and Kyverna.

The following table presents changes in the Company’s accounts receivable and contract liabilities during the six months ended June 30, 2022 and 2021 (in thousands):

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Six Months Ended June 30, 2022
Accounts receivable	$2,031	$4,655	$(3,832)	$2,854
Contract liabilities - deferred revenue	$127,235	$-	$(30,099)	$97,136

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Six Months Ended June 30, 2021
Accounts receivable	$2,130	$3,079	$(3,216)	$1,993
Contract liabilities - deferred revenue	$73,931	$-	$(11,179)	$62,752

During the six months ended June 30, 2022 and 2021, the Company recognized the following revenues as a result of changes in the contract liability balance (in thousands):

	Six Months Ended June 30,
Revenue recognized in the period from:	2022	2021
Amounts included in the contract liability at the beginning of the period	$24,443	$11,179

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

Revenue Recognition – Collaboration Revenue. Through June 30, 2022, excluding amounts allocated to Regeneron’s purchase of the Company’s common stock, the Company recorded $145.0 million in upfront payments under the Amended Agreements and $38.9 million for research and development services, primarily under the ATTR Co/Co agreement. Through June 30, 2022, the Company has recognized $161.1 million of collaboration revenue under all arrangements, including $6.3 million and $12.1 million during the three and six months ended June 30, 2022, respectively, and $5.5 million and $12.0 million during the three and six months ended June 30, 2021, respectively, in the condensed consolidated statements of operations and comprehensive loss. This includes $2.9 million and $4.7 million during the three and six months ended June 30, 2022, respectively, and $1.0 million and $1.8 million during the three and six months ended June 30, 2021, respectively, primarily representing payments due from Regeneron pursuant to the ATTR Co/Co agreement. These revenues are offset in part by contra-revenue related to the Hemophilia Co/Co agreements amounting to $2.2 million and $3.7 million during the three and six months ended June 30, 2022, respectively, and $1.0 million during the three and six months ended June 30, 2021.

As of June 30, 2022, there was approximately $40.2 million of the aggregate transaction price of the Amended Agreements remaining to be recognized, which the Company expects to be recognized during the research term through April 2024.

As of June 30, 2022 and December 31, 2021, the Company had accounts receivable of $2.9 million and $2.0 million, respectively, related to the Amended Agreements. The Company had deferred revenue of $40.2 million and $51.4 million as of June 30, 2022 and December 31, 2021, respectively, related to the Amended Agreements.

AvenCell Therapeutics, Inc.

On July 30, 2021 (the “Effective Date”), the Company entered into two agreements with AvenCell, a privately held chimeric antigen receptor T (“CAR-T”) cell therapy company formed on that date in a joint venture between the Company, Cellex Cell Professionals GmbH (“Cellex”) and funds managed by Blackstone Life Sciences Advisors L.L.C. (“BXLS”): (i) a license and collaboration agreement (the “AvenCell LCA”), under which the Company will collaborate to develop allogeneic universal CAR-T cell therapies and which granted AvenCell a license to develop and commercialize genome edited universal CAR-T cell therapies (limited to its use with their switchable, universal CAR-T cell UniCAR and RevCAR platforms); and (ii) a co-development and co-funding agreement (the “AvenCell Co/Co”), under which the Company will co-develop and co-commercialize allogeneic universal CAR-T cell products for an immuno-oncology indication.

Since December 31, 2021, there have been no material changes to the key terms of the AvenCell LCA and AvenCell Co/Co agreements. For further information on the terms and conditions of these agreements, please see the notes to the consolidated financial statements included in the Company's Annual Report for the year ended December 31, 2021.

Revenue Recognition – Collaboration Revenue. The Company recognized $5.7 million and $11.3 million in revenue related to the AvenCell LCA for the three and six months ended June 30, 2022, respectively, after eliminating $2.8 million and $5.7 million during those respective periods in intra-entity profits, which will be deferred and recognized if and when AvenCell commercializes a product with the Company's license or abandons the related project. Until such time, the $5.7 million of revenue is indefinitely deferred and excluded from the results of operations of the Company. The Company recognized $0.1 million in revenue in the three months ended June 30, 2022 and $0.1 million in contra-revenue in the six months ended June 30, 2022 related to the AvenCell Co/Co agreement.

As of June 30, 2022, there was approximately $37.1 million of the aggregate transaction price of the AvenCell LCA remaining to be recognized, which the Company expects to recognize through July 2023.

As of June 30, 2022, the Company did not have accounts receivable related to the AvenCell Co/Co or AvenCell LCA agreements. As of December 31, 2021, the Company had $0.1 million in accounts receivable related to the AvenCell Co/Co agreement. The Company had deferred revenue of $37.1 million and $54.1 million as of June 30, 2022 and December 31, 2021, respectively, related to the AvenCell LCA.

SparingVision SAS

In October 2021, the Company and SparingVision, a genomic medicine company developing vision saving treatments for ocular diseases, entered into a license and collaboration agreement (the “SparingVision LCA”) to develop novel genomic medicines utilizing CRISPR/Cas9 technology for the treatment of ocular diseases.

Since December 31, 2021, there have been no material changes to the key terms of the SparingVision LCA agreement. For further information on the terms and conditions of these agreements, please see the notes to the consolidated financial statements included in the Company's Annual Report for the year ended December 31, 2021.

The Company did not recognize collaboration revenue in the three or six months ended June 30, 2022 and 2021 related to the SparingVision LCA. As of June 30, 2022 and December 31, 2021, the Company did not have accounts receivable related to the SparingVision LCA. As of June 30, 2022 and December 31, 2021, the Company had deferred revenue of $14.8 million related to the SparingVision LCA, which is expected to be recognized over a three to five year period.

Kyverna Therapeutics, Inc.

In December 2021, the Company and Kyverna, a cell therapy company engineering a new class of therapies for autoimmune and inflammatory diseases, entered into a licensing and collaboration agreement (the “Kyverna LCA”), for the development of an allogeneic CD19 CAR-T cell therapy for the treatment of a variety of B cell-mediated autoimmune diseases.

Since December 31, 2021, there have been no material changes to the key terms of the Kyverna LCA agreement. For further information on the terms and conditions of this agreement, please see the notes to the consolidated financial statements included in the Company's Annual Report for the year ended December 31, 2021.

The Company recognized $2.0 million in revenue for the three and six months ended June 30, 2022, related to the Kyverna LCA. As of June 30, 2022 and December 31, 2021, the Company did not have accounts receivable related to the Kyverna LCA. As of June 30, 2022 and December 31, 2021 the Company had deferred revenue of $5.0 million and $7.0 million, respectively, related to the Kyverna LCA, which is expected to be recognized through January 2023.

ONK Therapeutics, Ltd.

On February 12, 2022 the Company entered into a license, collaboration and option agreement (the “ONK LCA”) with ONK Therapeutics, Ltd. (“ONK”), an innovative company dedicated to developing optimally engineered natural killer (“NK”) cell therapies to cure patients with cancer.

Scope: The agreement grants ONK a non-exclusive license to the Company's proprietary ex vivo CRISPR/Cas9-based genome editing platform and its Lipid Nanoparticle (“LNP”)-based delivery technologies for development of up to five allogeneic NK cell therapy products, which license is exclusive with respect to certain guide ribonucleic acids (“gRNAs”).

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

ONK LCA – Accounting Analysis: The Company determined that the accounting for the ONK LCA is within the scope of Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) and its related amendments (collectively known as ASC 606). The Company identified one combined performance obligation related to the license, evaluation and development programs. The LCA did not include an exchange of upfront consideration between the parties. As the ONK LCA progresses, the Company will incur certain expenses. Expenses incurred under the evaluation program will be accounted for under ASC 730, Research and Development. Reimbursements under the development programs represent variable constrained consideration, whereas the Company is acting as the principal, and revenue will be recognized as expenses are incurred. Milestone payments and royalties are constrained consideration and will be recorded as revenue upon achievement. There was no revenue recognized in the three or six months ended June 30, 2022 related to the ONK LCA.

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

Revenue Recognition – Milestone: No milestones under the 2014 Novartis Agreement and the Novartis Amendments were achieved during the three or six months ended June 30, 2022 and 2021. The Company is eligible to receive additional downstream success-based milestones and royalties.

As of June 30, 2022 and December 31, 2021, the Company had no accounts receivable or deferred revenue related to the 2014 Novartis Agreement and the Novartis Amendments.

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

The Company recorded the initial investment in AvenCell of $62.9 million in “Equity method investments” on its condensed consolidated balance sheet. Due to the timing and availability of AvenCell's financial information, the Company is recording its share of losses from AvenCell on a quarterly basis on a one-quarter lag. During the second quarter of 2022, the Company recorded its share of the three months of AvenCell's losses generated in the first quarter of 2022 in the Company's operating results and other comprehensive loss, resulting in a reduction of the Company's investment by $3.8 million and $6.9 million for the three and six months ended June 30, 2022, respectively. The elimination of the intra-entity profit component of $2.8 million and $5.7 million (see Note 7) in the three and six months ended June 30, 2022, respectively, resulted in a further reduction in the balance of the investment in AvenCell, bringing the carrying value of the investment to $45.6 million as of June 30, 2022. The Company is not aware of any material events or transactions during the quarter ended June 30, 2022 that would warrant additional disclosure or recognition in the financial statements.

At June 30, 2022, the maximum exposure to loss is limited to the Company’s equity investment in the joint venture.

SparingVision SAS

In connection with the SparingVision LCA (see Note 7), the Company received 83,316 shares of SparingVision Series A2 Preferred Stock (“Series A2”). Attached to each share of Series A2, the Company received three warrants for the right to purchase additional Series A2 shares at designated prices that are subject to certain vesting conditions (collectively referred to as the “SparingVision investments”). The Company accounts for the SparingVision investments using the measurement alternative as SparingVision is a private company and there is no readily observable transaction price. In determining the fair value of the SparingVision investments, the Company used an option pricing model which requires the input of certain subjective assumptions. The key assumptions used in the option pricing model, which are level 3 inputs, include the anticipated holding period to an exit and liquidity event, the volatility of market participants (90%), and the rate of return (65%). The Company recorded the initial investment in SparingVision of $14.8 million in “Investments and other assets” on its condensed consolidated balance sheet. There was no change in the observable price or impairment of the SparingVision investment as of June 30, 2022.

Kyverna Therapeutics, Inc.

In connection with the Kyverna LCA (see Note 7), the Company received 3,739,515 shares of Kyverna Series B Preferred Stock (“Series B”) with a fair value of $7.0 million. The Company separately made an additional investment in Kyverna, purchasing 1,602,649 shares of Series B in exchange for $3.0 million in cash (collectively referred to as the “Kyverna investments”). The Company accounts for the Kyverna investments using the measurement alternative as Kyverna is a private company and there is no readily observable transaction price. The Company recorded the initial investment in Kyverna of $10.0 million in “Investments and other assets” on its condensed consolidated balance sheet. There was no change in the observable price or impairment of the Kyverna investment as of June 30, 2022.

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

The Company determined that the research milestone settled in the Company’s common stock is classified as a contingent consideration liability under ASC 480 and therefore the Company recorded a liability for this milestone payment as of the Rewrite Merger Agreement Date at its fair value of $10.5 million. The contingent consideration liability is remeasured at fair value each financial reporting period, with the resulting impact reflected in the Company’s condensed consolidated statements of operations and other comprehensive loss, presented within other (expense) income. The milestones that will be settled in cash will be recorded when the contingency is resolved and the consideration is paid or becomes payable. As of June 30, 2022, none of the milestones that will be settled in cash were resolved.

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

10. Leases

In January 2022, the Company entered into an agreement to lease approximately 38,000 square feet of office and laboratory space at 730 Main Street, Cambridge, Massachusetts under an operating lease agreement (the “730 Main Lease”). The 730 Main Lease, including the obligation to pay rent, is expected to commence in October 2022 for an initial term of ten years. During the six months ended June 30, 2022 the Company did not record a right of use asset or liability related to the 730 Main Lease under ASC 842, Leases (Topic 842)(“ASC 842”) as the Company had not taken control of the premises. The base rent under the 730 Main Lease is $130.00 per square foot per year during the first year of the term, which is subject to scheduled annual increases up to $169.62 per square foot per year during the last year of the initial term, plus certain operating expenses and taxes. In accordance with the 730 Main Lease, the Company is required to maintain a letter of credit in the amount of $2.4 million that is restricted for the term of the lease. The restricted cash equivalents are reported in “Investments and other assets” on the Company's condensed consolidated balance sheet. The Company has the option to extend the 730 Main Lease for one five-year term.

In February 2022, the Company entered into an agreement to lease approximately 140,000 square feet of manufacturing space located at 840 Winter Street, Waltham, Massachusetts (the “840 Winter Lease”), which will provide the Company with the ability to manufacture its own products in a good manufacturing practice (“GMP”) compliant facility as well as to supplement the Company’s current leased premises in Cambridge, Massachusetts. The 840 Winter Lease, including the obligation to pay rent, is expected to commence in February 2024 for an initial term of twelve years. The Company did not record a right of use asset or liability related to the 840 Winter Lease under ASC 842 during the six months ended June 30, 2022, as the Company had not taken control of the premises. The base rent under the 840 Winter Lease is $73.50 per square foot per year during the first year of the term, which is subject to scheduled 3% annual increases, plus certain operating expenses and taxes. In accordance with the 840 Winter Lease, the Company is required to maintain an initial letter of credit in the amount of $2.6 million. On or before January 1, 2023, the Company will replace the initial letter of credit with a replacement letter of credit in the amount of $6.0 million. As of June 30, 2022, the restricted cash equivalents related to the initial letter of credit are reported in “Investments and other assets” on the Company's condensed consolidated balance sheet. The Company has the option to extend the 840 Winter Lease for two five-year terms.

In June 2022, the Company entered into an agreement to lease approximately 62,000 square feet of office and laboratory space located at 640 Memorial Drive, Cambridge, Massachusetts under an operating lease agreement (the “640 Memorial Drive

Lease”). The 640 Memorial Drive Lease, including the obligation to pay rent, is expected to commence in September 2022 for a term of five years. During the period ended June 30, 2022 the Company did not record a right of use asset or liability related to the 640 Memorial Drive Lease under ASC 842 as the Company had not taken control of the premises. The base rent under the 640 Memorial Drive Lease is approximately $97 per square foot per year during the first year of the term, which is subject to scheduled annual increases up to approximately $138 per square foot per year during the last year of the term, plus certain operating expenses and taxes. The landlord will also contribute approximately $1.2 million toward the cost of tenant improvements for the premises. In accordance with the 640 Memorial Drive Lease, the Company is required to maintain a letter of credit in the amount of $1.8 million that is restricted for the term of the lease. The restricted cash equivalents are reported in “Investments and other assets” on the Company's condensed consolidated balance sheet. The Company does not have an option to extend the 640 Memorial Drive Lease.

11. Equity-Based Compensation

Equity-based compensation expense is classified in the condensed consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands)
Research and development	$14,079	$6,135	$24,353	$9,626
General and administrative	8,989	4,479	17,206	7,412
Total	$23,068	$10,614	$41,559	$17,038

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

Effective July 1, 2022, the Company adopted a retirement policy for equity awards granted to all employees other than the Company’s CEO (the “Policy”). The Policy applies to all equity awards granted to employees who meet certain retirement eligibility criteria set forth in the Policy (the “Retirees”). Pursuant to the terms of the Policy, upon a Retiree’s eligible retirement: (i) all stock options held by the Retiree will continue to vest following the Retiree’s retirement date according to the original vesting schedule of the option until fully vested and all vested stock options held by such Retiree will remain exercisable until the earlier of the five-year anniversary of the Retiree’s retirement date or the original expiration date of the option, (ii) all unvested time-based RSUs held by the Retiree will vest in full on the Retiree’s retirement date and (iii) all unvested performance-based awards held by the Retiree will remain outstanding following the Retiree’s retirement date and the Retiree will remain eligible to earn a pro-rated portion of such performance-based awards at the end of the performance period based on actual performance during the performance period.

As of June 30, 2022, there were 3,803,557 shares available for future issuance under the 2015 Plan. The number of shares reserved for issuance under the 2015 Plan will be cumulatively increased on each January 1st by four percent of the number of shares of stock issued and outstanding on the immediately preceding December 31 or such lesser number of shares of stock as determined by the board of directors.

Restricted Stock Units

RSUs are measured at fair value based on the quoted price of the Company’s common stock.

The following table summarizes the Company’s RSU activity for the six months ended June 30, 2022:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested restricted stock units as of December 31, 2021	453,026	$71.03
Granted	1,327,420	76.57
Vested	(91,181)	66.23
Cancelled	(54,137)	74.32
Unvested restricted stock units as of June 30, 2022	1,635,128	$75.69

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

The Company also granted 66,296 performance-based RSUs in March 2022 to certain non-executive employees that would vest upon obtaining certain scientific milestones. As of June 30, 2022 these performance milestones were considered not probable of achievement and, therefore, no stock-based compensation was recorded during the period then ending.

The weighted-average grant date fair value of RSUs granted during the three and six months ended June 30, 2022 was $55.16 and $76.57, respectively. The total fair value of RSUs vested (measured on the date of vesting) for the three and six months ended June 30, 2022 was $1.5 million and $8.0 million, respectively. The weighted-average grant date fair value of RSUs granted during the three and six months ended June 30, 2021 was $77.07 and $62.82, respectively. The total fair value of RSUs vested (measured on the date of vesting) for the three and six months ended June 30, 2021 was $1.9 million.

As of June 30, 2022, there was $105.1 million of unrecognized equity-based compensation expense related to RSUs that are expected to vest. These costs are expected to be recognized over a weighted average remaining vesting period of 2.5 years.

Stock Options

The weighted average grant date fair value of options, estimated as of the grant date using the Black-Scholes option pricing model, was $28.76 and $57.23 per option for those options granted during the three and six months ended June 30, 2022 and $48.44 and $38.70 per option for those options granted during the three and six months ended June 30, 2021, respectively. The total intrinsic value (the amount by which the fair market value exceeded the exercise price) of stock options exercised during the three and six months ended June 30, 2022 was $10.5 million and $40.4 million, respectively, and during the three and six months ended June 30, 2021 was $29.7 million and $84.5 million, respectively. Weighted average assumptions used to apply this pricing model were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Risk-free interest rate	3.4%	1.1%	1.9%	0.9%
Expected life of options	5.6 years	6.0 years	5.9 years	6.0 years
Expected volatility of underlying stock	77.9%	73.0%	76.2%	72.2%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

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

The Company uses the market closing price of its common stock as reported on the Nasdaq Global Select Market to determine the fair value of the shares of common stock underlying stock options. The following is a summary of stock option activity for the six months ended June 30, 2022:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding at December 31, 2021	6,305,156	$43.57
Granted	391,910	86.08
Exercised	(819,577)	16.18
Forfeited	(240,948)	51.76
Outstanding at June 30, 2022	5,636,541	$50.15	7.90	$105,931
Exercisable at June 30, 2022	2,523,936	$30.36

As of June 30, 2022, there was $120.9 million of unrecognized compensation cost related to stock options that have not yet vested. These costs are expected to be recognized over a weighted average remaining vesting period of 2.7 years.

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

As of June 30, 2022, there were 1,272,886 shares available for future issuance under the 2016 Plan. The number of shares reserved for issuance under the 2016 Plan will be cumulatively increased on each January 1st by the lesser of a) one percent of the number of shares of common stock issued and outstanding on the immediately preceding December 31, b) 500,000 shares of common stock, or c) such lesser number of shares of common stock as determined by the board of directors.

During the six months ended June 30, 2022 and 2021 the Company issued 24,316 and 20,410 shares of common stock under the 2016 Plan, respectively. The weighted-average purchase prices of shares issued under the 2016 Plan were $44.00 and $47.52 per share for the six-month periods ended June 30, 2022 and 2021, respectively.

The fair value of the awards issued under the 2016 Plan to employees was estimated at the beginning of the offering period using a Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Risk-free interest rate	0.22%	0.09%	0.22%	0.09%
Expected term (in years)	0.5 years	0.5 years	0.5 years	0.5 years
Expected volatility of underlying stock	63.6%	77.5%	63.6%	77.5%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

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

Basic and diluted loss per share was calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands)
Net loss	$(100,678)	$(68,806)	$(247,550)	$(115,011)
Weighted average shares outstanding, basic and diluted	75,823	68,164	75,282	67,675
Net loss per share, basic and diluted	$(1.33)	$(1.01)	$(3.29)	$(1.70)

The following common stock equivalents were excluded from the calculation of diluted loss per share because their inclusion would have been anti-dilutive:

	Three and Six Months Ended June 30,
	2022	2021
	(In thousands)
Unvested restricted stock units	1,635	497
Stock options	5,637	7,264
	7,272	7,761

13. Stockholders’ Equity

The following tables present changes in stockholders’ equity for the six-month periods ended June 30, 2022 and 2021 (in thousands, except share data):

			Additional	Accumulated Other		Total
	Common		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2021	74,485,883	$7	$1,745,870	$(2,632)	$(703,001)	$1,040,244
Issuance of common stock through at-the-market offerings, net of issuance costs of $164	579,788	1	38,885	-	-	38,886
Exercise of stock options	503,830	-	8,435	-	-	8,435
Vesting of restricted stock units	54,666	-	-	-	-
Equity-based compensation	-	-	18,491	-	-	18,491
Other comprehensive loss - unrealized loss on marketable securities	-	-	-	(5,128)	-	(5,128)
Other comprehensive loss - equity method investment	-	-	-	(302)	-	(302)
Net loss	-	-	-	-	(146,872)	(146,872)
Balance at March 31, 2022	75,624,167	8	1,811,681	(8,062)	(849,873)	953,754
Exercise of stock options	315,747	-	4,827	-	-	4,827
Vesting of restricted stock units	36,515	-	-	-	-	-
Issuance of shares under employee stock purchase plan	24,316	-	1,068	-	-	1,068
Equity-based compensation	-	-	23,068	-	-	23,068
Other comprehensive loss - unrealized loss on marketable securities	-	-	-	(932)	-	(932)
Other comprehensive loss - equity method investment	-	-	-	(560)	-	(560)
Net loss	-	-	-	-	(100,678)	(100,678)
Balance at June 30, 2022	76,000,745	$8	$1,840,644	$(9,554)	$(950,551)	$880,547

			Additional	Accumulated Other		Total
	Common		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2020	66,234,056	$7	$962,173	$1	$(435,109)	$527,072
Issuance of common stock through at-the-market offerings, net of issuance costs of $52	641,709	-	45,255	-	-	45,255
Exercise of stock options	1,014,569	-	13,340	-	-	13,340
Equity-based compensation	-	-	6,424	-	-	6,424
Other comprehensive loss - unrealized loss on marketable securities	-	-	-	(13)	-	(13)
Net loss	-	-	-	-	(46,205)	(46,205)
Balance at March 31, 2021	67,890,334	7	1,027,192	(12)	(481,314)	545,873
Exercise of stock options	394,801	-	6,163	-	-	6,163
Vesting of restricted stock units	26,235	-	-	-	-	-
Issuance of shares under employee stock purchase plan	20,410	-	970	-	-	970
Equity-based compensation	-	-	10,614	-	-	10,614
Other comprehensive loss - unrealized loss on marketable securities	-	-	-	(1)	-	(1)
Net loss	-	-	-	-	(68,806)	(68,806)
Balance at June 30, 2021	68,331,780	$7	$1,044,939	$(13)	$(550,120)	$494,813

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

At-the-Market Offering Programs

In August 2019, the Company entered into an Open Market Sale Agreement (the “2019 Sale Agreement”) with Jefferies LLC (“Jefferies”), under which Jefferies was able to offer and sell, from time to time in “at-the-market” offerings, common stock having aggregate gross proceeds of up to $150.0 million. The Company agreed to pay Jefferies cash commissions of 3.0% of the gross proceeds of sales of common stock under the 2019 Sale Agreement.

During the six months ended June 30, 2022, the Company issued 579,788 shares of its common stock, in a series of sales, at an average price of $69.43 per share, in accordance with the 2019 Sale Agreement for aggregate net proceeds of $38.9 million, after payment of cash commissions to Jefferies and approximately $0.2 million related to legal, accounting and other fees in connection with the sales. As of June 30, 2022, $7.2 million in shares of common stock remain eligible for sale under the 2019 Sale Agreement.

In February 2022, the Company entered into an Open Market Sale Agreement (the “2022 Sale Agreement”) with Jefferies, under which Jefferies will be able to offer and sell, from time to time in “at-the-market” offerings, common stock having aggregate gross proceeds of up to $400.0 million. The Company agreed to pay Jefferies cash commissions of 3.0% of the gross proceeds of sales of common stock under the 2022 Sale Agreement. No shares of common stock were sold in the six months ended June 30, 2022 under the 2022 Sale Agreement.

14. Related Party Transactions

In the ordinary course of business, the Company may purchase materials or supplies from entities that are associated with a party that meets the criteria of a related party of the Company. These transactions are reviewed quarterly and to date have not been material to the Company’s condensed consolidated financial statements.

The Company and AvenCell are parties to the AvenCell LCA and AvenCell Co/Co, as described in Note 7. The Company’s relationship with AvenCell is considered to be as a related party due to the Company’s 33.33% investment in AvenCell being accounted for under the equity method. The Company recognized $5.7 million and $11.3 million in revenue related to the AvenCell LCA for the three and six months ended June 30, 2022, respectively, after eliminating $2.8 million and $5.7 million during those respective periods in intra-entity profits, which will be deferred and recognized if and when AvenCell commercializes a product with the Company's license or abandons the related project. Until such time, the $5.7 million of revenue is indefinitely deferred and excluded from the results of operations of the Company. The Company recognized $0.1 million in revenue in the three months ended June 30, 2022 and $0.1 million in contra-revenue in the six months ended June 30, 2022 related to the AvenCell Co/Co agreement. As of June 30, 2022 the Company had deferred revenue of $37.1 million, comprised of $34.2 million in current deferred revenue and $2.9 million in non-current deferred revenue, related to the AvenCell LCA.

The Company and Kyverna are parties to the Kyverna LCA and are considered to be related parties because they have a common board member (see Note 7). The Company owns preferred stock of Kyverna, the value of which is included in “Investments and other assets” in the condensed consolidated balance sheets. The value of this investment was $10.0 million as of June 30, 2022. The Company recognized $2.0 million in revenue during the three and six months ended June 30, 2022 related to the Kyverna LCA. As of June 30, 2022, the Company had deferred revenue of $5.0 million related to the Kyverna LCA.

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
•
our ability to research, develop or maintain a pipeline of product candidates, including in vivo and allogeneic ex vivo product candidates;
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

Management Overview

Intellia Therapeutics, Inc. (“we,” “us,” “our,” “Intellia,” or the “Company”) is a leading clinical-stage genome editing company, focused on developing novel, potentially curative therapeutics leveraging CRISPR/Cas9-based technologies. CRISPR/Cas9, an acronym for Clustered, Regularly Interspaced Short Palindromic Repeats (“CRISPR”)/CRISPR associated 9 (“Cas9”), is a technology for genome editing, the process of altering selected sequences of genomic deoxyribonucleic acid (“DNA”). To fully realize the transformative potential of CRISPR/Cas9-based technologies, we are building a full-spectrum genome editing company, by leveraging our modular platform, to advance in vivo and ex vivo therapies for diseases with high unmet need by pursuing two primary approaches. Our in vivo programs use intravenously administered CRISPR as the therapy, in which proprietary delivery technology enables highly precise editing of disease-causing genes directly within specific target tissues. Our ex vivo programs use CRISPR to create the therapy by using engineered human cells. Our deep scientific, technical and clinical development experience, along with our robust intellectual property (“IP”) portfolio, have enabled us to take a leadership role in harnessing the full potential of genome editing to create new classes of genetic medicine.

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
•
Be the best place to make therapies; and
•
Focus on long-term sustainability.

Our strategy is to build a full-spectrum genome editing company, by leveraging our modular platform, to advance in vivo and ex vivo therapies for diseases with high unmet need. For in vivo applications to address genetic diseases, we deploy CRISPR/Cas9 as the therapy that targets cells within the body. In parallel, we are developing ex vivo applications to address immuno-oncology and autoimmune diseases, where CRISPR/Cas9 is the tool that creates the engineered cell therapy. All of our revenue to date has been collaboration revenue. Since our inception and through June 30, 2022, we have raised an aggregate of approximately $1,861.1 million to fund our operations through our initial public offering (“IPO”) and concurrent private placements, follow-on public offerings, at-the-market offerings, and the sale of convertible preferred stock, as well as through our collaboration agreements.

Our lead in vivo candidate, NTLA-2001 for the treatment of transthyretin (“ATTR”) amyloidosis, is the first CRISPR/Cas9-based therapy candidate to be administered systemically, via intravenous infusion, for precision editing of a gene in a target tissue in humans. In parallel, we are developing ex vivo applications to address immuno-oncology and autoimmune diseases, where CRISPR/Cas9 is the tool that creates the engineered cell therapy. For NTLA-5001, a wholly-owned, autologous T cell receptor (“TCR”)-T cell candidate for the treatment of acute myeloid leukemia (“AML”), we are pivoting towards an allogeneic version of this program currently in preclinical development. In addition, Novartis Institutes for BioMedical Research, Inc. (“Novartis”) is advancing a clinical program using our ex vivo technology to engineer hematopoietic stem cells (“HSCs”) for the treatment of sickle cell disease.

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

Transthyretin (“ATTR”) Amyloidosis Program

NTLA-2001 is the first investigational CRISPR-based therapy to be systemically delivered to edit genes inside the human body and has the potential to be the first single-dose treatment for ATTR amyloidosis. Delivered with our in vivo LNP technology, NTLA-2001 offers the possibility of halting and reversing the disease by driving a deep, potentially lifelong reduction in transthyretin (“TTR”) protein after a single dose. NTLA-2001 is being evaluated in a Phase 1, two-part, open-label study in adults with hereditary transthyretin amyloidosis with polyneuropathy (“ATTRv-PN”) or transthyretin amyloidosis with cardiomyopathy (“ATTR-CM”). To date, over 30 patients have been treated across the polyneuropathy and cardiomyopathy arms. The growing body of data, particularly at the two highest doses tested, demonstrated treatment with NTLA-2001 resulted in rapid, deep and highly consistent reductions of serum TTR.

In the ATTR-CM arm, in August 2022, we announced the completion of the dose-escalation portion of the study. We are finalizing selection of a fixed dose, at or near the fixed-dose equivalent of the 0.7 mg/kg dose, for evaluation in the dose-expansion portion of the study, subject to regulatory approval. The selection is based on clinical data from patients with ATTR-CM dosed at the 0.7 mg/kg and 1.0 mg/kg doses which yielded similar TTR reductions. Additionally, both doses were generally well-tolerated. We remain on track to present interim data from the cardiomyopathy arm later this year.

In the ATTRv-PN arm, in August 2022, subject to regulatory approval, we announced plans to add a second cohort to the dose-expansion portion of the polyneuropathy arm, which will evaluate the same fixed dose selected for the dose-expansion portion of the cardiomyopathy arm cohort. The decision to study a second dose is based on the following: (1) the emerging data from the dose-escalation portion of the cardiomyopathy arm showed similar serum TTR reduction at both the 0.7 mg/kg and 1.0 mg/kg doses, (2) the comparability of performance at the 0.7 mg/kg and 1.0 mg/kg dose in the dose-escalation portion of the polyneuropathy arm, which led to an 86% and 93% mean and 97% and 98% maximum TTR reduction at day 28, respectively, and (3) a significant elevation in liver enzymes, which normalized without medical intervention, observed at day 28 in a patient treated in the dose-expansion portion of the polyneuropathy arm at the 80 mg dose (the fixed dose corresponding to 1.0 mg/kg). While the adverse event is considered possibly related to study drug, this patient was asymptomatic, had no increase in bilirubin and the event was deemed nonserious by the investigator. We plan to submit a protocol amendment to evaluate a fixed dose corresponding to 0.7 mg/kg in the dose-expansion portion, with enrollment across both arms expected to be completed by the end of 2022, subject to regulatory feedback.

In June 2022, we presented at the European Association for the Study of the Liver (“EASL”) International Liver Congress 2022 updated interim data from our ongoing Phase 1 study of NTLA-2001 in patients with ATTRv-PN. Extended follow-up data from 15 ATTRv-PN patients, treated across all four single-ascending dose cohorts, showed deep, dose-dependent reductions in serum TTR observed with prior readouts were sustained through the last measured timepoint of follow-up, reaching 12 months in the 0.1 mg/kg and 0.3 mg/kg cohorts and six months in the 0.7 mg/kg and 1.0 mg/kg cohorts. Both 0.7 mg/kg and 1.0 mg/kg doses led to greater than 85% mean TTR reduction at day 28. The durability and persistence of effect continue to support NTLA-2001 as a potential one-time treatment to permanently inactivate the TTR gene and reduce the disease-causing protein.

NTLA-2001 is the subject of a co-development and co-promotion (“Co/Co”) agreement directed to our first collaboration target with Regeneron Pharmaceuticals, Inc. (“Regeneron”), ATTR (the “ATTR Co/Co”), for which we are the clinical and commercial lead party and Regeneron is the participating party. Regeneron shares in approximately 25% of worldwide development costs and commercial profits for the ATTR program. For more information regarding our collaboration with Regeneron, see the section below entitled “Collaborations and Other Arrangements - Regeneron”.

Hereditary Angioedema (“HAE”) Program

NTLA-2002 is our wholly-owned candidate for the treatment of HAE. We are progressing the single-ascending dose portion of our first-in-human study. We anticipate presenting interim data in the second half of 2022, including safety, kallikrein reduction and HAE attack rate data. These initial results are expected to characterize the emerging safety and activity profile of NTLA-2002, and potentially demonstrate the modularity of our proprietary, CRISPR-based, LNP platform.

Alpha-1 Antitrypsin Deficiency (“AATD”) Program

NTLA-3001 for associated lung disease:

NTLA-3001 is our wholly-owned, first-in-class CRISPR-mediated in vivo targeted gene insertion development candidate for the treatment of AATD-associated lung disease. It is designed to precisely insert a functional copy of the SERPINA1 gene, which encodes the alpha-1 antitrypsin (“A1AT”) protein, with the potential to restore permanent expression of functional A1AT protein to therapeutic levels after a single dose. This approach seeks to improve patient outcomes, including eliminating the need for weekly IV infusions of A1AT augmentation therapy or lung transplant in severe cases. We are conducting investigational new drug (“IND”)-enabling activities for NTLA-3001, with plans to file an IND or IND-equivalent in 2023.

NTLA-2003 for associated liver disease:

NTLA-2003 is our wholly-owned in vivo knockout development candidate for the treatment of AATD-associated liver disease. It is designed to inactivate the SERPINA1 gene responsible for the production of abnormal A1AT protein in the liver. This approach aims to halt the progression of liver disease and eliminate the need for liver transplant in severe cases. We are conducting IND-enabling activities for NTLA-2003.

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

We are further investigating delivery strategies that target tissues outside of the liver. For example, at the Keystone eSymposium: Precision Engineering of the Genome, Epigenome and Transcriptome in March 2021, we presented preclinical data establishing proof-of-concept for non-viral genome editing of bone marrow and HSCs in mice. This represented our first demonstration of systemic in vivo genome editing in bone marrow using our proprietary non-viral delivery platform. We believe these results extend our modular in vivo capabilities to treat inherited blood disorders such as sickle cell disease. In addition, we announced a collaboration with SparingVision SAS (“SparingVision”) to develop novel genomic medicines utilizing CRISPR/Cas9 technology for the treatment of ocular diseases.

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

Ex Vivo Programs

We are independently researching and developing proprietary engineered cell therapies to treat various oncological and other disease indications, for example TCR-engineered T cells and chimeric antigen receptor T (“CAR-T”) cells for immuno-oncology applications and engineered regulatory T cells for autoimmune disorders. Our diverse product strategy includes multiple elements. In particular:

•
We are developing TCR-engineered T cells as immuno-oncological therapies. For example, in our existing collaboration with Ospedale San Raffaele, Milan, a leading European research-university hospital, we have identified optimized TCRs that recognize a tumor target, Wilms’ Tumor 1 (“WT1”), that could be used to treat a variety of blood cancers and solid tumors; and
•
We are developing allogeneic cellular therapies, which are those derived from unrelated donors and modified outside of the human body to allow them to be administered to an unrelated patient. These allogeneic cellular therapies could be used to treat both oncological and immunological diseases. Our proprietary technologies, including our LNP-based cell engineering platform and novel allogeneic solution, offer significant advantages over both autologous cell therapies and allogeneic approaches being investigated by others. Preclinical data presented on our differentiated allogeneic engineering platform showed allogeneic T cells were shielded from immune rejection, both host T and natural killer (“NK”) cell attack.

In addition, we strategically partner with others who possess complementary capabilities or technologies to bring forth innovative engineered cell therapies outside of our core areas of focus. This includes collaborations with AvenCell and Kyverna, who will be leveraging our ex vivo genome editing platform to develop novel cell therapies for a variety of therapeutic indications, as well as ONK Therapeutics, Ltd. (“ONK”) to advance CRISPR-edited NK cell therapies. Further, our partner Novartis is developing therapies directed to selected targets using CAR-T cells for oncology indications, as well as HSC and ocular stem cell (“OSC”)-based therapies.

Acute Myeloid Leukemia (“AML”) Program

NTLA-5001 is our investigational autologous TCR-T cell therapy engineered to target the WT1 antigen for the treatment of all genetic subtypes of AML. In March 2022, we dosed the first patient in our Phase 1/2a study evaluating NTLA-5001 for the treatment of AML.

In August 2022 we announced our decision to concentrate our ex vivo development efforts exclusively on allogeneic cell therapies manufactured from healthy donors. Our proprietary technologies, including our LNP-based cell engineering platform and novel allogeneic solution, offer significant advantages over both autologous and current investigational allogeneic approaches. As described below under CD30+ Lymphomas, preclinical data presented on our differentiated allogeneic engineering platform showed allogeneic T cells were shielded from immune rejection, both host T and NK cell attack.

In addition, we announced plans to discontinue our first-in-human study of NTLA-5001 and are pivoting to an allogeneic version of this program currently in preclinical development. This decision is not due to any safety or efficacy data emerging from the trial. It is instead based on the potential of our allogeneic platform to consistently deliver a high-quality, readily available and persistent cell product for treatment of aggressive cancers. Preclinical data supporting the development of a WT1-directed allogeneic TCR-T cell candidate will be presented at a future scientific conference in 2022.

CD30+ Lymphomas

NTLA-6001 is our wholly-owned, allogeneic CAR-T development candidate targeting CD30 for the treatment of CD30-expressing hematologic cancers, including relapsed or refractory classical Hodgkin lymphoma (“cHL”). NTLA-6001 is the first candidate developed using our proprietary allogeneic cell engineering platform. We are conducting IND-enabling activities for NTLA-6001.

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

Ex Vivo Research Programs

We are developing engineered cell therapies to treat a range of hematological and solid tumors. We are pursuing modalities, such as TCR, with broad potential in multiple indications. We are advancing efforts for allogeneic therapies to move from liquid to solid tumors. Our researchers are developing and improving cell-engineering manufacturing and delivery processes that, we believe, may allow us to deliver T cell therapies with high levels of editing, robust levels of cell expansion, desirable memory phenotypes, improved function and no translocations above background levels.

Our proprietary T cell engineering process using LNPs to engineer cell therapies enables multiple, sequential gene edits. We have shared preclinical data demonstrating that our LNP-based engineering technology is a significant improvement over electroporation, the standard engineering process used to introduce proteins and nucleic acids into cells. The resulting T cells engineered with LNPs had improved cell properties and performance both in vitro and in vivo as compared to electroporation. The data support the ability of our platform to be used for a variety of targeting modalities, including CAR and TCRs, and to support both autologous and allogeneic T cell candidates. The LNP-based approach has been used in our NTLA-5001 program and multiple ex vivo candidates in development by us and our collaborators.

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

Novartis-Led Sickle Cell Disease and Other Research Programs

In December 2019, the research term under our collaboration agreement with Novartis entered into in 2014 (the “2014 Novartis Agreement”) ended, although the 2014 Novartis Agreement remains in effect. Under the 2014 Novartis Agreement, Novartis has selected particular CAR-T cell, HSC and OSC targets for continued development. Novartis has initiated clinical studies for OTQ923 and HIX763, two therapeutic candidates, based on CRISPR/Cas9 editing of HSCs that resulted from our research collaboration with Novartis. Novartis is currently recruiting patients for its Phase 1/2 study of these investigational candidates for treatment of sickle cell diseases. Novartis is developing several other product candidates arising from the 2014 Novartis Agreement. For more information regarding our collaboration with Novartis, see the section below entitled “Collaborations and Other Arrangements - Novartis”.

Collaborations and Other Arrangements

To accelerate the development and commercialization of CRISPR/Cas9-based products in multiple therapeutic areas, we have formed, and intend to seek other opportunities to form, strategic alliances with collaborators who can augment our leadership in CRISPR/Cas9 therapeutic development.

Regeneron

In April 2016, we entered into a license and collaboration agreement with Regeneron (the “2016 Regeneron Agreement”). The 2016 Regeneron Agreement has two principal components: (i) a product development component under which the parties will research, develop and commercialize CRISPR/Cas-based therapeutic products primarily focused on genome editing in the liver; and (ii) a technology collaboration component, pursuant to which the parties will engage in research and development activities aimed at discovering and developing novel technologies and improvements to CRISPR/Cas technology to enhance our genome editing platform. We may also access the Regeneron Genetics Center and proprietary mouse models to be provided by Regeneron for a limited number of our liver programs. At the inception of the 2016 Regeneron Agreement, Regeneron selected the first of its 10 targets, ATTR, which is subject to the ATTR Co/Co.

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

ONK Therapeutics, Ltd (“ONK”)

In February 2022, we announced a license, collaboration and option agreement with ONK for the development of engineered NK cell therapies for the treatment of cancer. The agreement grants ONK a non-exclusive license to our proprietary ex vivo CRISPR/Cas9-based genome editing platform and our LNP-based delivery technologies for development of up to five allogeneic NK cell therapies. ONK will be responsible for preclinical and clinical development for the engineered NK cell therapies enabled by the agreement. We will be eligible to receive up to $184 million per product in development and commercial milestone payments, as well as up to mid-single-digit royalties on potential future sales. In addition, the agreement grants us options to co-develop and co-commercialize up to two products worldwide with rights to lead commercialization in the U.S. Refer to Note 7 to our condensed consolidated financial statements of this Quarterly Report on Form 10-Q for additional information related to the terms of the agreement between us and ONK.

Novartis

In December 2014, we entered into the 2014 Novartis Agreement, primarily focused on the research of new ex vivo CRISPR/Cas9-edited therapies using CAR-T cells and HSCs. The agreement was amended in December 2018 to also include research on OSCs. In December 2019, per the terms of the 2014 Novartis Agreement, the research term ended, although the 2014 Novartis Agreement remains in effect, for which we will be eligible to receive milestone and royalty payments in the future. In June 2021, we entered into Amendment No. 3 (the “Amendment”) to the 2014 Novartis Agreement. The Amendment amends Novartis’ rights with respect to all of the CAR-T Therapeutic Targets (as defined in the 2014 Novartis Agreement) that Novartis selected under the 2014 Novartis Agreement, including (a) making Novartis’ license non-exclusive for such CAR-T Therapeutic Targets, (b) removing Novartis’ diligence and related reporting obligations for such CAR-T Therapeutic Targets, and (c) refining the scope of Novartis’ sublicense rights for such CAR-T Therapeutic Targets. We made a one-time payment to Novartis of $10.0 million within 30 days after the effective date of the Amendment, which was recorded as research and development expense in the consolidated statement of operations and comprehensive loss for the year ended December 31, 2021. Since December 31, 2021, there have been no other material changes to the key terms of the 2014 Novartis Agreement and the Novartis Amendment. Refer to Note 7 to our condensed consolidated financial statements of this Quarterly Report on Form 10-Q for additional information related to the terms of the agreement between us and Novartis.

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

Other (Expense) Income, Net

Other (expense) income consists of interest income earned on our cash, cash equivalents, restricted cash equivalents and marketable securities, loss from equity method investment and change in fair value of contingent consideration.

Results of Operations

The following discussion of the financial condition and results of operations should be read in conjunction with the accompanying condensed consolidated financial statements and the related footnotes thereto.

Comparison of Three Months Ended June 30, 2022 and 2021

The following table summarizes our results of operations for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Period-to-
	2022	2021	Period Change
	(In thousands)
Collaboration revenue	$14,030	$6,550	$7,480
Operating expenses:
Research and development	90,199	58,884	31,315
General and administrative	22,132	16,683	5,449
Total operating expenses	112,331	75,567	36,764
Operating loss	(98,301)	(69,017)	(29,284)
Other (expense) income, net:
Interest income	703	211	492
Loss from equity method investment	(3,252)	-	(3,252)
Change in fair value of contingent consideration	172	-	172
Total other (expense) income, net	(2,377)	211	(2,588)
Net loss	$(100,678)	$(68,806)	$(31,872)

Collaboration Revenue

Collaboration revenue increased by approximately $7.5 million to $14.0 million during the three months ended June 30, 2022, as compared to $6.6 million during the three months ended June 30, 2021. The increase in collaboration revenue during the three months ended June 30, 2022 is primarily due to our joint venture with AvenCell and revenue from the Kyverna LCA. Refer to Note 7 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for further details.

Research and Development

Research and development expenses increased by approximately $31.3 million to $90.2 million during the three months ended June 30, 2022, as compared to $58.9 million during the three months ended June 30, 2021.

The following table summarizes our research and development expenses for the three months ended June 30, 2022 and 2021, together with the changes in those items in dollars and the respective percentages of change:

	Three Months Ended June 30,		Period-to-	Percent
	2022	2021	Period Change	Change
	(In thousands)
External development expenses by program:
NTLA-2001	$9,017	$4,280	$4,737	111%
NTLA-2002	3,357	1,561	1,796	115%
NTLA-5001	4,757	4,724	33	1%
Unallocated research and development expenses:
Employee-related expenses	28,824	15,635	13,189	84%
Research materials and contracted services	21,122	18,679	2,443	13%
Facility-related expenses	8,174	6,778	1,396	21%
Stock-based compensation	14,079	6,135	7,944	129%
Other	869	1,092	(223)	-20%
Total research and development expenses	$90,199	$58,884	$31,315	53%

The increase in research and development expenses for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 was primarily attributable to:

•
a $4.7 million increase in external costs related to the development of NTLA-2001, our lead product candidate, primarily due to an increase in spend on contracted services and lab consumables;

•
a $1.8 million increase in external costs related to the development of NTLA-2002, primarily due to an increase in spend on drug components;
•
a $13.2 million increase in employee-related expenses primarily driven by the expansion of our development organization;
•
a $2.4 million increase in research materials and contracted services primarily driven by an increase in drug component expenses to support our pipeline, partially offset by a $10.0 million one-time payment related to the amendment of the 2014 Novartis Agreement in June 2021;
•
a $1.4 million increase in facility-related expenses primarily related to rent, depreciation and technology expense allocated to research and development; and
•
a $7.9 million increase in stock-based compensation driven by our larger workforce.

General and Administrative

General and administrative expenses increased by $5.4 million to $22.1 million during the three months ended June 30, 2022, compared to $16.7 million during the three months ended June 30, 2021. This increase was primarily related to employee-related expenses, including an increase in stock-based compensation of $4.5 million, driven by our larger workforce.

Other (Expense) Income, Net

The increase in other (expense) income of $2.6 million is primarily related to our share of three months of AvenCell's losses generated in the first quarter of 2022 of $3.3 million, offset in part by a $0.5 million increase in interest income and a reduction in the fair value of our contingent consideration liability of $0.2 million.

Comparison of Six Months Ended June 30, 2022 and 2021

The following table summarizes our results of operations for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,		Period-to-
	2022	2021	Period Change
	(In thousands)
Collaboration revenue	$25,282	$12,995	$12,287
Operating expenses:
Research and development	223,294	98,160	125,134
General and administrative	44,535	30,277	14,258
Total operating expenses	267,829	128,437	139,392
Operating loss	(242,547)	(115,442)	(127,105)
Other (expense) income, net:
Interest income	1,243	431	812
Loss from equity method investment	(5,997)	-	(5,997)
Change in fair value of contingent consideration	(249)	-	(249)
Total other (expense) income, net	(5,003)	431	(5,434)
Net loss	$(247,550)	$(115,011)	$(132,539)

Collaboration Revenue

Collaboration revenue increased by approximately $12.3 million to $25.3 million during the six months ended June 30, 2022, as compared to $13.0 million during the six months ended June 30, 2021. The increase in collaboration revenue during the six months ended June 30, 2022 is primarily due to our joint venture with AvenCell and revenue from the Kyverna LCA. Refer to Note 7 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for further details.

Research and Development

Research and development expenses increased by $125.1 million to $223.3 million during the six months ended June 30, 2022, as compared to $98.2 million during the six months ended June 30, 2021.

The following table summarizes our research and development expenses for the six months ended June 30, 2022 and 2021, together with the changes in those items in dollars (in thousands) and the respective percentages of change:

	Six Months Ended June 30,		Period-to-	Percent
	2022	2021	Period Change	Change
	(In thousands)
External development expenses by program:
NTLA-2001	$17,589	$6,602	$10,987	166%
NTLA-2002	5,057	3,716	1,341	36%
NTLA-5001	9,879	9,252	627	7%
Unallocated research and development expenses:
Employee-related expenses	53,536	29,302	24,234	83%
Research materials and contracted services	38,751	25,656	13,095	51%
In-process research and development	55,990	-	55,990	0%
Facility-related expenses	16,699	11,960	4,739	40%
Stock-based compensation	24,353	9,626	14,727	153%
Other	1,440	2,046	(606)	-30%
Total research and development expenses	$223,294	$98,160	$125,134	127%

The increase in research and development expenses for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 was primarily attributable to:

•
an $11.0 million increase in external costs related to the development of NTLA-2001, our lead product candidate, primarily due to an increase in spend on drug components, contracted services and lab consumables;
•
a $1.3 million increase in external costs related to the development of NTLA-2002, primarily due to an increase in spend on drug components;
•
a $0.6 million increase in external costs related to the development of NTLA-5001, primarily due to an increase in spend on drug components and lab consumables, offset in part by a decrease in contracted services as we entered the clinic during the first half of 2022;
•
a $24.2 million increase in employee-related expenses, primarily driven by the expansion of our development organization;
•
a $13.1 million increase in research materials and contracted services primarily driven by an increase in drug component expenses to support our pipeline, partially offset by a $10.0 million one-time payment related to the amendment of the 2014 Novartis Agreement in June 2021;
•
$56.0 million of expense in the first half of 2022 related to the acquisition of Rewrite Therapeutics, Inc.;
•
a $4.7 million increase in facility-related expenses primarily related to rent, depreciation and technology expense allocated to research and development; and
•
a $14.7 million increase in stock-based compensation driven by our larger workforce.

General and Administrative

General and administrative expenses increased by approximately $14.3 million to $44.5 million during the six months ended June 30, 2022, compared to $30.3 million during the six months ended June 30, 2021. This increase was primarily related to an increase in employee related expenses, including stock-based compensation of $9.8 million.

Other (Expense) Income, Net

The increase in other (expense) income of $5.4 million is primarily related to our share of six months of AvenCell's losses generated in the fourth quarter of 2021 and the first quarter of 2022 totaling $6.0 million and an increase in the fair value of our contingent consideration liability of $0.2 million, offset in part by a $0.8 million increase in interest income.

Liquidity and Capital Resources

Since our inception through June 30, 2022, we have raised an aggregate of approximately $1,861.1 million to fund our operations through our collaboration agreements, our initial public offering and concurrent private placements, follow-on public offerings, at-the-market offerings and the sale of convertible preferred stock.

As of June 30, 2022, we had $906.9 million in cash, cash equivalents and marketable securities.

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

During the first half of 2022, we issued 579,788 shares of our common stock in a series of sales at an average price of $69.43 per share in accordance with the 2019 Sale Agreement, for aggregate net proceeds of $38.9 million after payment of cash commissions to Jefferies and approximately $0.2 million related to legal, accounting and other fees in connection with the sales.

As of June 30, 2022, $7.2 million in shares of our common stock remain eligible for sale under the 2019 Sale Agreement.

In March 2022, we entered into an Open Market Sale Agreement (the “2022 Sale Agreement”) with Jefferies, under which Jefferies is able to offer and sell, from time to time in “at-the-market” offerings, shares of our common stock having aggregate gross proceeds of up to $400.0 million. We agreed to pay to Jefferies cash commissions of 3.0% of the gross proceeds of sales of common stock under the 2022 Sale Agreement. No shares have been issued under the 2022 Sale Agreement through June 30, 2022.

Funding Requirements

Our primary uses of capital are, and we expect will continue to be, research and development contracted services, clinical trial costs, compensation and related expenses, laboratory and office facilities, research supplies, legal and regulatory expenses, patent prosecution filing and maintenance costs for our licensed IP, milestone and royalty payments and general overhead costs. During the second half of 2022, we expect our expenses to increase compared to prior periods in connection with our ongoing activities as we continue to grow our research and development team, development of our clinical programs and advance additional programs into clinical development.

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

Outlook

Based on our research and development plans and our expectations related to the progress of our programs, we expect that our cash, cash equivalents and marketable securities as of June 30, 2022, as well as research and cost reimbursement funding from Regeneron, AvenCell and SparingVision, will enable us to fund our ongoing operating expenses and capital expenditure requirements beyond the next 24 months, excluding any potential milestone payments or extension fees that could be earned and distributed under our collaboration agreements or any strategic use of capital not currently in the base case planning assumptions. We have based this estimate on current assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect.

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

Cash Flows

The following is a summary of cash flows for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022	2021
	(In millions)
Net cash used in operating activities	$(164.9)	$(105.4)
Net cash provided by investing activities	142.8	7.7
Net cash provided by financing activities	53.2	65.7

Net cash used in operating activities

Net cash used in operating activities of $164.9 million during the six months ended June 30, 2022 primarily reflects the increased spend in our research and development activities, offset in part by the receipt of $3.8 million in payments from our collaboration partners during that period. Net cash used in operating activities of $105.4 million during the six months ended June 30, 2021 primarily reflects the increased spend in our research and development activities, offset in part by the receipt of $3.2 million in payments from our collaboration partners during that period.

Net cash provided by investing activities

During the six months ended June 30, 2022 and 2021, our investing activities provided cash of $142.8 million and $7.7 million, respectively. The increase in the six months ended June 30, 2022 is primarily due to $224.6 million in marketable securities maturing, offset in part by $44.8 million in net cash for the acquisition of Rewrite, $31.5 million of marketable securities purchased and $5.4 million in cash for the purchase of property and equipment. The increase in the six months ended June 30, 2021 is primarily due to an increase in marketable securities activity during the period, as $185.4 million in marketable securities were purchased and $198.5 million in marketable securities matured, offset in part by $5.4 million for the purchase of property and equipment during the period.

Net cash provided by financing activities

Net cash provided by financing activities of $53.2 million during the six months ended June 30, 2022 includes $38.9 million in net proceeds from at-the-market offerings, $13.3 million in cash received from the exercise of stock options and $1.1 million in cash received from the issuance of shares through our employee stock purchase plan. Net cash provided by financing activities of $65.7 million during the six months ended June 30, 2021 includes $45.3 million in net proceeds from at-the-market offerings, $19.5 million in cash received from the exercise of stock options and $1.0 million in cash received from the issuance of shares through our employee stock purchase plan.

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

Contractual Obligations

There were no material changes to our contractual obligations during the three months ended June 30, 2022. For a complete discussion of our contractual obligations, please refer to our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report for the year ended December 31, 2021.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of June 30, 2022, we had cash equivalents, restricted cash equivalents and marketable securities of $915.4 million consisting of interest-bearing money market accounts, commercial paper, asset-backed securities, corporate and financial institution debt securities, and U.S. Treasury and other government securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are primarily in marketable securities. Due to the short-term duration of our investment portfolios and the low risk profile of our investments, we do not believe an immediate change of 100 basis points, or one percentage point, would have a material effect on the fair market value of our investment portfolio. Declines in interest rates, however, would reduce future investment income.

We do not have any foreign currency or derivative financial instruments. Inflation generally affects us by increasing our cost of labor and program costs. We do not believe that inflation had a material effect on our results of operations during the six months ended June 30, 2022.

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

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2022.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Summary of the Material Risks Associated with Our Business

•
CRISPR/Cas9 genome editing technology has limited clinical validation and has not been approved for human therapeutic use. The approaches we are taking to discover and develop novel therapeutics using CRISPR/Cas9 systems are unproven and may never lead to marketable products. If we are unable to develop viable product candidates, achieve regulatory approval for any such product candidate or market and sell any products, we may never achieve profitability.
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

To date, human clinical trials utilizing either in vivo or ex vivo CRISPR/Cas9-based therapeutics, including our clinical trials for NTLA-2001 for transthyretin (“ATTR”) amyloidosis and NTLA-2002 for hereditary angioedema (“HAE”), are still at an early stage. In November 2021, we received MHRA approval for an amendment to our approved protocol for NTLA-2001 which enabled us to include patients with ATTR amyloidosis with cardiomyopathy. There is no certainty that the FDA or other similar agencies will continue to apply to all our CRISPR/Cas9 product candidates the same regulatory pathway and requirements it is applying to other in vivo therapies or ex vivo engineered therapeutics. In addition, if any product candidates encounter safety or efficacy problems, development delays, regulatory issues or other problems, our development plans and business could be significantly harmed. Further, competitors that are developing in vivo or ex vivo products with similar technology may experience problems with their product candidates or programs that could in turn cause us to identify problems with our product candidates and programs that would potentially harm our business.

We received IND authorization from the FDA for NTLA-5001 in September 2021 and CTA authorization from the MHRA in November 2021, and the first patient was dosed in the Phase 1/2a study. In addition, we received authorization in October 2021 from the U.K.’s MHRA and New Zealand’s MEDSAFE to initiate a Phase 1/2 study evaluating NTLA-2002 for the treatment of adults with HAE, and the first dose-escalation cohort of patients have been dosed in such clinical trial. We have decided to discontinue the first-in-human study of NTLA-5001, an investigational autologous T cell receptor (“TCR”)-T cell therapy, and are pivoting to an allogeneic version of this program currently in preclinical development. This decision is not due to any safety or efficacy data emerging from the trial. It is instead based on the potential of our allogeneic platform to consistently deliver a high-quality, readily available and persistent cell product for treatment of aggressive cancers. We may experience manufacturing delays or other issues that prevent us from executing the first-in-human clinical trials for NTLA-2002 or our other product candidates on the timeline we expect. Moreover, we cannot guarantee that the FDA, MHRA, MEDSAFE, or other regulatory authorities will not change their requirements in the future or approve amendments to our INDs or equivalent regulatory filings, including for NTLA-2001, NTLA-2002, or NTLA-5001, including any requirements related to our discontinuing the clinical trial for NTLA-5001.

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

Competitors in our efforts to provide genetic therapies to patients can be grouped into at least three sets based on their product discovery platforms:

Our platform and product foci are on the development of therapies using CRISPR-based technologies. Genome editing companies focused on CRISPR-based technologies include: Beam Therapeutics Inc., Caribou Biosciences, Inc., CRISPR Therapeutics AG, Editas Medicine, Inc., Verve Therapeutics Inc. and ToolGen, Inc.

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

Our competitors will also include companies that are or will be developing other genome editing methods as well as small molecules, biologics, in vivo gene therapies, engineered cell therapies and nucleic acid-based therapies for the same indications that we are targeting with our CRISPR/Cas9-based therapeutics.

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

We are at an early stage of development and our technology and approach has not yet led, and may never lead, to the approval or commercialization of any of our product candidates, including NTLA-2001 for ATTR amyloidosis or NTLA-2002 for HAE, or for other product candidates, including NTLA-2003 and NTLA-3001 for alpha-1 antitrypsin deficiency (“AATD”) and NTLA-6001 for CD30+ lymphomas, being deemed appropriate for clinical development and ultimately approval by a regulatory agency. Even if we are successful in building our pipeline of product candidates, completing clinical development, establishing the necessary manufacturing processes and capabilities, obtaining regulatory approvals and commercializing product candidates will require substantial additional funding and are subject to the risks of failure inherent in therapeutic product development. Investment in biopharmaceutical product development involves significant risk that any potential product candidate will fail to demonstrate acceptable safety and efficacy profiles, gain regulatory approval, or become commercially viable.

We cannot provide any assurance that we will be able to successfully advance any of our product candidates, including NTLA-2001, NTLA-2002, NTLA-2003, NTLA-3001 or NTLA-6001, through the entire research and development process. Any of our other programs may show promise, yet fail to yield product candidates for clinical development or commercialization for many reasons. For more information regarding these risks, see the above risk factor section entitled “Risks Related to Clinical Development.”

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
•
the incidence and severity of any side effects, including any unintended deoxyribonucleic acid (“DNA”) changes;
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
•
other U.S. states, such as Massachusetts, Nevada, Illinois, Colorado, Virginia, Pennsylvania, Ohio, North Carolina, New Jersey and New York, have enacted and/or are considering laws that impose stringent privacy and/or data security requirements and, most notably, stringent new privacy laws will become effective in Colorado, Virginia, Utah, Connecticut and California in 2023; and
•
around the world, many countries have enacted laws that regulate data protection. In the EU and European Economic Area (“EEA”) the collection and use of personal data is regulated by the General Data Protection Regulation (“GDPR”) and the member states’ related data protection and privacy laws, and in the U.K. by its Data Protection Act 2018 and, as of January 1, 2021, the U.K. GDPR (such laws collectively being described as “European Data Protection Law”). Because the European Data Protection Law applies not only to businesses that are established within the EU but also to any business that offers goods or services to individuals in the EU or U.K., it could apply to us. European Data Protection Law imposes strict requirements, including special protections for “sensitive” personal data which includes health and genetic information of individuals in the EU or the U.K.; expanded disclosures about the personal data use; information retention limitations; mandatory data breach notification requirements; and additional oversight obligations relating to third-parties retained to process the personal data. European Data Protection Law grants or enhances the rights of individuals with respect to their personal data, including the rights to object to the processing of the data and request deletion of the same. It also has strict requirements on the transfer of personal data out of the EU or the U.K. to jurisdictions that have not been deemed to offer “adequate” privacy protections, such as the U.S. Failure to comply with the requirements of the European Data Protection Law may result in warning letters, mandatory audits, orders to cease/change the use of data, and financial penalties, including fines of up to 4% of global revenues, or 20,000,000 Euro (£17.5 million in the U.K.), whichever is greater. Moreover, data subjects can seek damages for violations, and non-profit organizations can bring claims on behalf of data subjects.

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

Other legislative changes relevant to the healthcare system have been adopted in the U.S. since the Affordable Care Act was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013, and, due to subsequent legislative amendments, will remain in effect through 2030 unless additional Congressional action is taken. Pursuant to the Coronavirus Aid, Relief, and Economic Security Act, also known as the CARES Act, as well as subsequent legislation, these reductions have been suspended from May 1, 2020 through March 31, 2022 due to the COVID-19 pandemic. Following the suspension, a 1% payment reduction occurred beginning April 1, 2022 through June 30, 2022, and the 2% payment reduction resumed on July 1, 2022. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers, cancer centers and other treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

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

Additionally, completion of our clinical trials for NTLA-2001 for ATTR amyloidosis and NTLA-2002 for HAE, as well as timely completion of preclinical activities and initiation of planned clinical trials for other product candidates, such as NTLA-2003 and NTLA-3001 for AATD or NTLA-6001 for CD30+ lymphomas, is dependent upon the availability of, for example, preclinical and clinical trial sites, researchers and investigators, regulatory agency personnel, and materials, which may be adversely affected by global health matters, such as pandemics. We plan to conduct preclinical activities and clinical trials for our investigational drug product candidates in geographies that are currently being affected by COVID-19.

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
•
investing significant resources in developing large scale manufacturing and operational infrastructure prior to clinical evidence of safety and efficacy for a given product candidate;
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

We are not profitable and have incurred losses in each period since our inception. Our net loss was $100.7 million for the three months ended June 30, 2022. As of June 30, 2022, we had an accumulated deficit of $950.6 million. We expect these losses to increase as we continue to incur significant research and development and other expenses related to our ongoing operations, seek regulatory approvals for our future product candidates, scale-up manufacturing capabilities, maintain, expand and protect our intellectual property portfolio and hire additional personnel to support the development of our product candidates and to enhance our operational, financial and information management systems. Although we believe that our cash, cash equivalents, and marketable securities will enable us to fund our operating and capital expenditure requirements at least through the next twenty four months, we cannot predict the impact of the COVID-19 pandemic on future results of operations and financial condition due to a variety of factors, including the health of our employees, the ability of suppliers to continue to operate and deliver, the ability of Intellia to maintain operations, continued access to transportation resources, any further government and/or public actions taken in response to the pandemic and ultimately the length of the pandemic. We expect to finance our operations through a combination of collaboration revenue, equity or debt financings or other sources, which may include collaborations with third parties. Given the impact of COVID-19 on the U.S. and global financial markets, we may be unable to access further equity or debt financing when needed.

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

Disruptions at the FDA and other similar agencies may also slow the time necessary for new product applications to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, including beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, Securities and Exchange Commission (“SEC”) and other government employees and stop critical activities.

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

As described within the “Collaborations and Other Arrangements” section of this Quarterly Report on Form 10-Q, we have entered into co-development and co-promotion (“Co/Co”) arrangements with Regeneron and AvenCell. Either Regeneron or AvenCell may change its strategic focus or pursue alternative technologies in a manner that results in reduced, delayed or no revenue to us under these arrangements. For example, Regeneron has a variety of marketed products and product candidates either by itself or with other companies, including some of our competitors. In addition, the corporate objectives of our collaborators, such as Regeneron or AvenCell, may not be consistent with our best interests. Regeneron or AvenCell may change its position regarding its participation and funding of our joint activities, which may impact our ability to successfully pursue those programs.

Our existing and future collaborations will be important to our business. If we are unable to maintain any of these collaborations, or if these collaborations are not successful, our business could be adversely affected.

We have limited capabilities for product discovery and development and do not yet have any capability for sales, marketing or distribution. Accordingly, we have entered, and plan to enter, into collaborations with other companies, including our therapeutic-focused collaboration agreements with Novartis Institutes for BioMedical Research, Inc. (“Novartis”) and Regeneron, that we believe can provide such capabilities. These current and future therapeutic-focused collaborations could provide us with important technologies and/or funding for our programs and technology. Our existing and future therapeutic collaborations may have a number of risks, including that collaborators:

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

Numerous U.S. and foreign issued patents and pending patent applications owned by third parties exist in the fields in which we are developing our product candidates and in areas potentially related to components and methods we use or may use in our research and development efforts. As industry, government, academia and other biotechnology and pharmaceutical research expands and more patents are issued, the risk increases that our product candidates may give rise to claims of infringement of the patent rights of others. Our development candidates are complex and may include multiple components such as Cas9 protein or messenger ribonucleic acid (“mRNA”) encoding Cas9 protein, guide RNAs (“gRNAs”), targeting molecules, or formulation components such as lipids. We cannot guarantee that any of these components of our technology, processes, future product candidates or the use of such product candidates do not infringe third party patents. It is also possible that we have failed to identify relevant third party patents or applications. Because patent rights are granted jurisdiction-by-jurisdiction, our freedom to practice certain technologies, including our ability to research, develop and commercialize our product candidates, may differ by country.

Third parties may assert that we infringe their patents or that we are otherwise employing their proprietary technology without authorization, and may sue us. There may be third party patents of which we are currently unaware with claims to compositions, formulations, methods of manufacture or methods of use or treatment that cover product candidates we discover and develop. Because patent applications can take many years to issue, there may be currently pending patent applications that may later result in issued patents that our product candidates may infringe. In addition, third parties may obtain patents in the future and claim that use of our technologies or the manufacture, use or sale of our product candidates infringes these patents. If any such third party patents were held by a court of competent jurisdiction to cover our technologies or product candidates, the holders of any such patents may be able to block our ability to commercialize the applicable product candidate unless we obtain a license under the applicable patents, or until such patents expire or are finally determined to be held invalid or unenforceable. Such a license may not be available on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. We could be forced, including by court order, to cease commercializing, manufacturing or importing the infringing technology or product. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees if we are found to have willfully infringed a patent. A finding of infringement could prevent us from commercializing one or more of our product candidates, force us to redesign our infringing products or force us to cease some or all of our business operations, any of which could materially harm our business and could prevent us from further developing and commercializing our proposed future product candidates thereby causing us significant harm. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business. If we are unable to obtain a necessary license to a third party patent on commercially reasonable terms, our ability to commercialize our product candidates may be impaired or delayed, which could in turn significantly harm our business.

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

Third parties could assert that UC/Vienna/Charpentier do not have rights to the CRISPR/Cas9 technology, including inventorship and ownership rights to currently issued or allowable patents, or that any rights owned by UC/Vienna/Charpentier are limited. If such third parties were found to have rights to the CRISPR/Cas9 technology, we could be required to obtain rights from such parties or cease our development and commercialization efforts. For example, under our sublicense from Caribou, we have rights to patent applications owned by UC/Vienna/Charpentier covering certain aspects of CRISPR/Cas9 systems to edit genes in eukaryotic cells, including human cells (collectively, the “UC/Vienna/Charpentier eukaryotic patent family”). The Broad Institute, Massachusetts Institute of Technology, the President and Fellows of Harvard College and the Rockefeller University (collectively, the “Broad Institute”) co-own patents and patent applications that also claim CRISPR/Cas9 systems to edit genes in eukaryotic cells (collectively, the “Broad Institute patent family”). Because the respective owners of various UC/Vienna/Charpentier patent applications and the Broad Institute patent family both allege owning intellectual property claiming overlapping aspects of CRISPR/Cas9 systems and methods to edit genes in eukaryotic cells, including human cells, our ability to market and sell CRISPR/Cas9-based human therapeutics may be adversely impacted depending on the scope and actual ownership over the inventions claimed in the competing patent portfolios. On June 25, 2019, the Patent Trial and Appeal Board (“PTAB”) of the U.S. Patent and Trademark Office (“USPTO”) declared an interference between the UC/Vienna/Charpentier eukaryotic patent family and the Broad Institute patent family to determine which research group first invented the use of the CRISPR/Cas9 technology in eukaryotic cells and, therefore, is entitled to the patents covering the invention. The interference involved 14 allowable patent applications from the UC/Vienna/Charpentier eukaryotic patent family and 13 patents and one patent application from the Broad Institute patent family. On February 28, 2022, the PTAB issued a Decision of Priority and Judgment in the interference finding that the Broad Institute patent family has priority over the UC/Vienna/Charpentier patent family with respect to the subject matter of the interference. An appeal and cross-appeal from the interference are pending at the United States Court of Appeals for the Federal Circuit as Case Nos. 22-1594 and 22-1653.

On December 14, 2020, the PTAB declared an additional interference between the same 14 allowable patent applications in the UC/Vienna/Charpentier patent family, and one patent application owned by ToolGen, Inc. And, on June 21, 2021, the PTAB declared another interference between the same 14 allowable patent applications in the UC/Vienna/Charpentier patent family and one patent application owned by Sigma-Aldrich Co. LLC (a subsidiary of Merck KGaA). Because the patent applications involved in these interferences also purport to cover the use of CRISPR/Cas9 for gene editing in eukaryotic cells, the PTAB seeks to determine between the various groups which one invented first and is entitled to the resulting patents. These two latter interferences are in their motion phases where the PTAB may determine, among other matters, which party will have the burden of proof in their respective priority phases. If either the Broad Institute, ToolGen or Sigma-Aldrich were to succeed in their respective interference, the prevailing party or parties could seek to assert its issued patents against us based on our CRISPR/Cas9-based activities, including commercialization.

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

Under our current and future license agreements and other technology agreements, we may be required to pay milestones and royalties based on our revenues, including sales revenues of our products, utilizing the technologies acquired, licensed or sublicensed from third parties, including Caribou, OSR and Rewrite, and these milestones and royalty payments could adversely affect our ability to research, develop and obtain approval of product candidates, as well as the overall profitability for us of any products that we may seek to commercialize. In order to maintain our intellectual property rights under these agreements, we will need to meet certain specified milestones, subject to certain cure provisions, in the development of our product candidates. Further, our counterparties, including our licensors (or their licensors) or licensees, may dispute the terms, including amounts, that we are required to pay under the respective agreements. If these claims were to result in a material increase in the amounts that we are required to pay to our counterparties, including licensors or their licensors, or in a claim of breach of the applicable agreement, our ability to research, develop and obtain approval of product candidates, or to commercialize products, could be significantly impaired.

In addition, these agreements contain diligence milestones and we may not be successful in meeting all of the milestones in the future on a timely basis or at all. We will need to outsource and rely on third parties for many aspects of the clinical development, sales and marketing of our products covered under our license agreements and other technology agreements. Delay or failure by these third parties could adversely affect the continuation of these agreements with their counterparties, including our licensors or their licensors.

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

As of March 31, 2022, our executive officers, directors, 5% or greater stockholders and their affiliates beneficially owned approximately 29.9% of our outstanding voting stock. These stockholders may have the ability to influence us through their ownership positions. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to control elections of directors or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

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

On August 23, 2019, we filed a Registration Statement on Form S-3, as amended (the “2019 Shelf”) with the SEC, which was declared effective on September 12, 2019 (File No. 333-233448) in relation to the registration of common stock, preferred stock, debt securities, warrants and units of any combination thereof. We also simultaneously entered into an Open Market Sale Agreement (the “2019 Sale Agreement”) with the Sales Agent, to provide for the offering, issuance and sale of up to an aggregate amount of $150.0 million of our common stock from time to time in “at-the-market” offerings under the 2019 Shelf and subject to the limitations thereof. We will pay to the Sales Agent cash commissions of 3.0% of the gross proceeds of sales of common stock under the 2019 Sale Agreement. Through June 30, 2022, we issued 3,778,889 shares of our common stock at an average price of $37.80 per share in accordance with the 2019 Sale Agreement for aggregate net proceeds of $138.0 million, after payment of cash commissions to the Sales Agent and approximately $0.5 million related to legal, accounting and other fees in connection with the sales. There were no shares of our common stock sold in the three months ended June 30, 2022 in accordance with the 2019 Sale Agreement. In June 2020, we issued 6,301,370 shares of our common stock, including the exercise in full by the underwriters of their option to purchase an additional 821,917 shares, at the public offering price of $18.25 per share pursuant to the 2019 Shelf for aggregate cash consideration of $107.7 million, after payment of commissions and fees and approximately $0.4 million related to legal, accounting and other fees in connection with the sales. In June 2020 we also issued 925,218 shares of our common stock to Regeneron in a private placement for an aggregate cash consideration of $30.0 million, or $32.42 per share, representing a 100% premium over the volume-weighted average trading price of the Company’s common stock during the 30-day period prior to the closing. On November 30, 2020, we filed a Registration Statement on Form S-3ASR (the “Universal Shelf”) with the SEC, which was automatically declared effective upon filing (File No. 333-251022) in relation to the registration of common stock, preferred stock, debt securities, warrants and units of any combination thereof. In December 2020, we issued 5,513,699 shares of our common stock, including the exercise in full by the underwriters of their option to purchase an additional 719,178 shares, at the public offering price of $36.50 per share pursuant to the Universal Shelf for aggregate cash consideration of $188.9 million, after deducting the underwriting discount, commissions and offering expenses. In July 2021, we issued 4,758,620 shares of our common stock, including the exercise in full by the underwriters of their option to purchase an additional 620,689 shares, at the public offering price of $145.00 per share pursuant to the Universal Shelf for aggregate cash consideration of approximately $648.3 million, after deducting the underwriting discount, commissions and estimated offering expenses. In March 2022, we entered into an Open Market Sale Agreement (the “2022 Sale Agreement”) with the Sales Agent, to provide for the offering, issuance and sale of up to an aggregate amount of $400.0 million of our common stock from time to time in “at-the-market” offerings under the Universal Shelf and subject to the limitations thereof. We have not sold any securities to date under the 2022 Sale Agreement. We will pay to the Sales Agent cash commissions of 3.0% of the gross proceeds of sales of common stock under the 2022 Sale Agreement. In addition, sales of a substantial number of shares of our outstanding common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock. Persons who were our stockholders prior to our IPO continue to hold a substantial number of shares of our common stock that many of them are now able to sell in the public market. Significant portions of these shares are held by a relatively small number of stockholders. Sales by our stockholders of a substantial number of shares, or the expectation that such sales may occur, could significantly reduce the market price of our common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 6. Exhibits

The following exhibits are incorporated by reference or filed as part of this report.

10.1#	Retirement Policy for Equity Awards (1)

10.2#	Amended and Restated Corporate Bonus Plan (1)

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

32.1

Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, by John M. Leonard, M.D., President and Chief Executive Officer of the Company, and Glenn Goddard, Executive Vice President, Chief Financial Officer of the Company. (2)

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. (1)

101.SCH	Inline XBRL Taxonomy Extension Schema Document. (1)

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document. (1)

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document. (1)

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document. (1)

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document. (1)

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101) (1)

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

Dated: August 4, 2022

INTELLIA THERAPEUTICS, INC.

By:	/s/ John M. Leonard
John M. Leonard, M.D.
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Glenn G. Goddard
Glenn G. Goddard
Executive Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)