Form 10-Q
period 2022-09-30
Intellia Therapeutics, Inc.
filed 2022-11-03
CIK 1652130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

The number of shares outstanding of the registrant’s common stock as of October 31, 2022: 78,684,039 shares.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

INTELLIA THERAPEUTICS, INC.

Condensed Consolidated Balance Sheets (unaudited)

(Amounts in thousands except share and per share data)

	September 30, 2022	December 31, 2021
ASSETS
Current Assets:
Cash and cash equivalents	$141,194	$123,406
Marketable securities	687,000	625,282
Accounts receivable ($0 million and $0.1 million, respectively, from related party)	4,023	2,031
Prepaid expenses and other current assets	26,730	18,584
Total current assets	858,947	769,303
Marketable securities - noncurrent	20,533	337,361
Property and equipment, net	26,597	20,968
Operating lease right-of-use assets	101,290	79,143
Equity method investment	40,102	58,131
Investments and other assets	36,989	29,558
Total Assets	$1,084,458	$1,294,464
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$4,384	$9,653
Accrued expenses ($1.0 million and $0 million, respectively, from related party)	58,379	43,309
Current portion of operating lease liability	13,551	9,112
Current portion of deferred revenue ($28.5 million and $34.2 million, respectively, from related party)	54,818	63,759
Total current liabilities	131,132	125,833
Deferred revenue, net of current portion ($0 million and $19.9 million, respectively, from related party)	25,678	63,476
Long-term operating lease liability	84,097	64,911
Contingent consideration liability	18,600	-
Commitments and contingencies (Note 6)
Stockholders’ Equity:
Common stock, $0.0001 par value; 120,000,000 shares authorized; 76,587,947 and 74,485,883 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	8	7
Additional paid-in capital	1,898,091	1,745,870
Accumulated other comprehensive loss	(9,368)	(2,632)
Accumulated deficit	(1,063,780)	(703,001)
Total stockholders’ equity	824,951	1,040,244
Total Liabilities and Stockholders’ Equity	$1,084,458	$1,294,464

See notes to condensed consolidated financial statements.

INTELLIA THERAPEUTICS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited)

(Amounts in thousands except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Collaboration revenue (1)	$13,266	$7,204	$38,548	$20,199
Operating expenses:
Research and development	96,651	60,486	319,945	158,646
General and administrative	22,145	18,711	66,680	48,988
Total operating expenses	118,796	79,197	386,625	207,634
Operating loss	(105,530)	(71,993)	(348,077)	(187,435)
Other (expense) income, net:
Interest income	1,945	349	3,188	780
Loss from equity method investment	(1,834)	-	(7,831)	-
Change in fair value of contingent consideration	(7,810)	-	(8,059)	-
Total other (expense) income, net	(7,699)	349	(12,702)	780
Net loss	$(113,229)	$(71,644)	$(360,779)	$(186,655)
Net loss per share, basic and diluted	$(1.49)	$(0.97)	$(4.78)	$(2.68)
Weighted average shares outstanding, basic and diluted	76,047	73,706	75,543	69,720
Other comprehensive loss:
Unrealized gain (loss) on marketable securities	991	(161)	(5,069)	(175)
Other comprehensive loss from equity method investment	(805)	-	(1,667)	-
Comprehensive loss	$(113,043)	$(71,805)	$(367,515)	$(186,830)

(1) Including the following revenue from related party (see Notes 7 and 8):	$4,414	$277	$15,612	$277

See notes to condensed consolidated financial statements.

INTELLIA THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows (unaudited)

(Amounts in thousands)

	Nine Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(360,779)	$(186,655)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,541	5,011
Gain on disposal of property and equipment	(162)	-
Equity-based compensation	66,774	32,448
Amortization of investment premiums	5,252	4,970
Loss from equity method investment	7,831	-
Deferral of equity method investment intra-entity profit on sales	8,530	-
Change in fair value of contingent consideration	8,059	-
In-process research and development charge	55,990	-
Changes in operating assets and liabilities:
Accounts receivable	(1,992)	(361)
Prepaid expenses and other current assets	(228)	(5,073)
Operating lease right-of-use assets	8,516	6,761
Other assets	(982)	(248)
Accounts payable	(5,334)	(1,870)
Accrued expenses	12,852	(1,170)
Deferred revenue	(46,739)	(16,986)
Operating lease liabilities	(6,547)	(7,206)
Net cash used in operating activities	(243,418)	(170,379)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(9,646)	(9,888)
Purchases of marketable securities	(192,598)	(772,759)
Maturities of marketable securities	437,387	390,984
Proceeds from sale of property and equipment	150	-
Acquired in-process research and development, net of cash acquired of $287	(44,832)	-
Net cash provided by (used in) investing activities	190,461	(391,663)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock through follow-on offerings, net of issuance costs	-	648,315
Proceeds from issuance of common stock through at-the-market offerings, net of issuance costs	62,140	45,255
Proceeds from options exercised	13,984	39,868
Issuance of shares through employee stock purchase plan	1,068	970
Net cash provided by financing activities	77,192	734,408
Net increase in cash and cash equivalents and restricted cash equivalents	24,235	172,366
Cash and cash equivalents and restricted cash equivalents, beginning of period	125,486	164,606
Cash and cash equivalents and restricted cash equivalents, end of period	$149,721	$336,972

Reconciliation of cash and cash equivalents and restricted cash equivalents to condensed consolidated balance sheet:
Cash and cash equivalents	$141,194	$334,736
Restricted cash equivalents, included in investments and other assets	8,527	2,236
Total cash and cash equivalents and restricted cash equivalents	$149,721	$336,972

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Purchases of property and equipment unpaid at period end	$2,180	$633
Right-of-use asset acquired under operating lease	30,663	49,435
Contingent consideration liability assumed in asset acquisition	10,541	-
Proceeds from at-the-market offerings unpaid at period end	8,255	-
Non-cash trade-in of property and equipment	200	-
Non-cash contribution of intellectual property to AvenCell Therapeutics, Inc.	-	62,900

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

On February 2, 2022, the Company entered into an Agreement and Plan of Merger (the “Rewrite Merger Agreement”) with RW Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of the Company (“Merger Sub”), Rewrite Therapeutics, Inc., a Delaware corporation (“Rewrite”) and Shareholder Representative Services LLC, a Colorado limited liability company, solely in its capacity as the representative of the Rewrite Holders (as defined below). On the effective date of the Rewrite Merger Agreement, Merger Sub merged with and into Rewrite, with Rewrite surviving as a wholly owned subsidiary of the Company. In September 2022, Rewrite merged with and into Intellia, with Intellia as the surviving corporation. Pursuant to the Rewrite Merger Agreement, and subject to the terms and conditions thereof, the Company paid Rewrite’s former stockholders and optionholders (the “Rewrite Holders”) upfront consideration in an aggregate amount of approximately $45.0 million payable in cash, excluding customary purchase price adjustments. In addition, the Rewrite Holders will be eligible to receive up to an additional $155.0 million in milestone payments upon the achievement of certain pre-specified research and regulatory approval milestones, payable through a mixture of $130.0 million in cash and $25.0 million in a combination of cash and shares of common stock, par value $0.0001 per share (“Common Stock”) of the Company. The shares of Common Stock will be valued using the volume-weighted average price of Common Stock of the Company over the ten consecutive trading day period ending on and including the trading day that is two trading days immediately prior to the issuance of the consideration issued in connection with the applicable milestone.

The unaudited condensed consolidated financial statements include the accounts of Intellia Therapeutics, Inc. and its wholly- owned subsidiary, Intellia Securities Corp. All intercompany balances and transactions have been eliminated in consolidation. Comprehensive loss is comprised of net loss, unrealized gain/loss on marketable securities and other comprehensive loss from equity method investment.

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

Liquidity

Since its inception through September 30, 2022, the Company has raised an aggregate of approximately $1,887.2 million to fund its operations through its initial public offering (“IPO”) and concurrent private placements, follow-on public offerings, at-the-market offerings and the sale of convertible preferred stock, as well as through its collaboration agreements. An additional $8.3 million related to at-the-market offerings was recorded as an other current asset on the Company's condensed consolidated balance sheet as of September 30, 2022, representing offerings with trade dates in September 2022 that were settled in October 2022. The Company expects that its cash, cash equivalents and marketable securities as of September 30, 2022 will enable the Company to fund its ongoing operating expenses and capital expenditure requirements for at least the twelve-month period following the issuance of these condensed consolidated financial statements.

2. Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies” to the consolidated financial statements included in the Annual Report for the year ended December 31, 2021. There have been no material changes during the nine months ended September 30, 2022 except for the following.

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

3. Marketable Securities

The following table summarizes the Company’s available-for-sale marketable securities as of September 30, 2022 and December 31, 2021 at net book value:

	September 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Marketable securities:
U.S. Treasury and other government securities	$295,367	$-	$(3,840)	$291,527
Financial institution debt securities	327,417	-	(2,154)	325,263
Corporate debt securities	67,018	-	(772)	66,246
Other asset-backed securities	24,925	-	(428)	24,497
Total	$714,727	$-	$(7,194)	$707,533

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Marketable securities:
U.S. Treasury and other government securities	$301,493	$-	$(1,016)	$300,477
Financial institution debt securities	441,068	-	(652)	440,416
Corporate debt securities	62,500	-	(151)	62,349
Other asset-backed securities	159,707	-	(306)	159,401
Total	$964,768	$-	$(2,125)	$962,643

The amortized cost of available-for-sale securities is adjusted for amortization of premiums and accretion of discounts to maturity. At September 30, 2022 and December 31, 2021, the balance in the Company’s accumulated other comprehensive loss was composed of activity related to the Company’s available-for-sale marketable securities and equity method investment. There were no realized gains or losses in the nine months ended September 30, 2022 or for the year ended December 31, 2021. The Company did not reclassify any amounts out of accumulated other comprehensive loss during this period. The Company generally does not intend to sell any investments prior to recovery of their amortized cost basis for any investment in an unrealized loss position. As such, the Company has classified these losses as temporary in nature.

The Company's available-for-sale securities that are classified as short-term marketable securities in the condensed consolidated balance sheet mature within one year or less as of the balance sheet date. Available-for-sale securities that are classified as noncurrent in the condensed consolidated balance sheet are those that mature after one year but within five years from the balance sheet date and that the Company does not intend to dispose of within the next twelve months. At September 30, 2022 and December 31, 2021, the Company did not hold any investments that matured beyond five years of the balance sheet date.

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

As of September 30, 2022 and December 31, 2021, the Company’s financial assets and liabilities recognized at fair value on a recurring basis consisted of the following:

	Fair Value as of September 30, 2022
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Cash equivalents and restricted cash equivalents	$139,471	$139,471	$-	$-
Marketable securities:
U.S. Treasury and other government securities	291,527	276,621	14,906	-
Financial institution debt securities	325,263	-	325,263	-
Corporate debt securities	66,246	-	66,246	-
Other asset-backed securities	24,497	-	24,497	-
Total marketable securities	707,533	276,621	430,912	-
Total Assets	$847,004	$416,092	$430,912	$-

Liabilities
Contingent consideration liability - research	$18,600	$-	$-	$18,600
Total Liabilities	$18,600	$-	$-	$18,600

	Fair Value as of December 31, 2021
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Cash equivalents and restricted cash equivalents	$124,636	$124,636	$-	$-
Marketable securities:
U.S. Treasury and other government securities	300,477	280,085	20,392	-
Financial institution debt securities	440,416	-	440,416	-
Corporate debt securities	62,349	-	62,349	-
Other asset-backed securities	159,401	-	159,401	-
Total marketable securities	962,643	280,085	682,558	-
Total Assets	$1,087,279	$404,721	$682,558	$-

Certain of the Company’s financial assets, including cash equivalents, restricted cash equivalents and marketable securities, have been initially valued at the transaction price, and subsequently revalued at the end of each reporting period, utilizing third party pricing services or other observable market data. The pricing services utilize industry standard valuation models and observable market inputs to determine value. After completing its validation procedures, the Company did not adjust or override any fair value measurements provided by the pricing services as of September 30, 2022 or December 31, 2021.

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

The Company's investment in SparingVision SAS (“SparingVision”) was initially recorded at fair value, determined according to Level 3 inputs in the fair value hierarchy described above. The Company's investment in Kyverna Therapeutics, Inc. (“Kyverna”) was recorded at cost, which is representative of fair value. Refer to Note 8 for further details. The SparingVision and Kyverna investments (the “investments”) are included in “Investments and other assets” on the condensed consolidated balance sheet. These investments are accounted for using the measurement alternative at cost minus impairment adjusted for changes in observable prices. There were no changes in observable prices of these investments as of September 30, 2022.

As discussed further in Note 9, under the Rewrite Merger Agreement, the Rewrite Holders are eligible to receive a $25.0 million research milestone payment, payable in a combination of cash and the Company’s common stock valued using the volume-weighted average price of the Company’s stock over the ten-day trading period ending two trading days prior to the date on which the applicable milestone is achieved. The milestone payable in the Company’s common stock results in liability classification under ASC 480. This contingent consideration liability is carried at fair value which was estimated by applying a probability-based model, which utilized inputs based on timing of achievement that were unobservable in the market. The contingent consideration liability is classified within Level 3 of the fair value hierarchy.

The following table reconciles the change in fair value of the contingent consideration liability based on the level 3 inputs listed below (in thousands):

For the nine months ended September 30, 2022
Balance at February 2, 2022 (at inception)	$10,541
Change in fair value	8,059
Balance at September 30, 2022	$18,600

	As of inception (February 2, 2022)	As of September 30, 2022
Discount rate	7%	12.6%
Probability of achievement	50%	80%
Projected year of achievement	2024	2023

5. Accrued Expenses

Accrued expenses consisted of the following:

	September 30,	December 31,
	2022	2021
	(In thousands)
Accrued research and development	$30,346	$16,979
Employee compensation and benefits	17,923	20,359
Accrued legal and professional expenses	2,976	3,100
Accrued other	7,134	2,871
Total accrued expenses	$58,379	$43,309

6. Commitments and Contingencies

Litigation

There have been no material changes to any of the outstanding litigation, nor is the Company a party to any new litigation, since December 31, 2021. For further information please see the notes to the consolidated financial statements included in the Company’s Annual Report for the year ended December 31, 2021.

License Agreements

The Company is party to license agreements, which include contingent payments. These payments will become payable if and when certain development, regulatory and commercial milestones are achieved. As of September 30, 2022, the satisfaction and timing of the contingent payments is uncertain and not reasonably estimable.

7. Collaborations and Other Arrangements

To accelerate the development and commercialization of CRISPR/Cas9-based products in multiple therapeutic areas, the Company has formed, and intends to seek other opportunities to form, strategic alliances with collaborators that can augment its leadership in CRISPR/Cas9 therapeutic development. As of September 30, 2022, the Company’s accounts receivable were related to its collaboration with Regeneron Pharmaceuticals, Inc. (“Regeneron”), and the Company's contract liabilities were related to its collaborations with Regeneron, AvenCell, SparingVision and Kyverna. As of December 31, 2021, the Company’s accounts receivable were related to its collaborations with Regeneron and AvenCell and the Company's contract liabilities were related to its collaborations with Regeneron, AvenCell, SparingVision and Kyverna.

The following table presents changes in the Company’s accounts receivable and contract liabilities during the nine months ended September 30, 2022 and 2021 (in thousands):

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Nine Months Ended September 30, 2022
Accounts receivable	$2,031	$8,678	$(6,686)	$4,023
Contract liabilities - deferred revenue	$127,235	$-	$(46,739)	$80,496

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Nine Months Ended September 30, 2021
Accounts receivable	$2,130	$5,575	$(5,214)	$2,491
Contract liabilities - deferred revenue	$73,931	$62,900	$(17,049)	$119,782

During the nine months ended September 30, 2022 and 2021, the Company recognized the following revenues as a result of changes in the contract liability balance (in thousands):

	Nine Months Ended September 30,
Revenue recognized in the period from:	2022	2021
Amounts included in the contract liability at the beginning of the period	$38,208	$16,861

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

Revenue Recognition – Collaboration Revenue. Through September 30, 2022, excluding amounts allocated to Regeneron’s purchase of the Company’s common stock, the Company recorded $145.0 million in upfront payments under the Amended Agreements and $39.7 million for research and development services, primarily under the ATTR Co/Co agreement. Through September 30, 2022, the Company has recognized $167.6 million of collaboration revenue under all arrangements, including $6.5 million and $18.6 million during the three and nine months ended September 30, 2022, respectively, and $6.7 million and $18.7 million during the three and nine months ended September 30, 2021, respectively, in the condensed consolidated statements of operations and comprehensive loss. This includes $4.0 million and $8.7 million during the three and nine months ended September 30, 2022, respectively, and $2.1 million and $3.9 million during the three and nine months ended September 30, 2021, respectively, primarily representing payments due from Regeneron pursuant to the ATTR Co/Co agreement. These revenues are offset in part by contra-revenue related to the Hemophilia Co/Co agreements amounting to $3.2 million and $6.9 million during the three and nine months ended September 30, 2022, respectively, and $1.1 million and $2.1 million during the three and nine months ended September 30, 2021, respectively.

As of September 30, 2022, there was approximately $34.5 million of the aggregate transaction price of the Amended Agreements remaining to be recognized, which the Company expects to be recognized during the research term through April 2024.

As of September 30, 2022 and December 31, 2021, the Company had accounts receivable of $4.0 million and $2.0 million, respectively. The Company had deferred revenue of $34.5 million and $51.4 million as of September 30, 2022 and December 31, 2021, respectively, related to the Amended Agreements.

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

Revenue Recognition – Collaboration Revenue. The Company recognized $5.7 million and $17.1 million in revenue related to the AvenCell LCA for the three and nine months ended September 30, 2022, respectively, after eliminating $2.9 million and $8.5 million in intra-entity profits during those respective periods. The Company recognized $125.0 thousand in revenue and eliminated $62.5 thousand in intra-entity profits related to the AvenCell LCA for the three and nine months ended September 30, 2021. The elimination of intra-entity profits results in the deferral of revenue that will be recognized if and when AvenCell commercializes a product with the Company's license or abandons the related project. Until such time, this revenue is indefinitely deferred and excluded from the results of operations of the Company. The Company recognized $1.3 million and $1.4 million in contra-revenue in the three and nine months ended September 30, 2022 related to the AvenCell Co/Co agreement. The Company recognized $0.2 million in revenues related to the AvenCell Co/Co agreement for the three and nine months ended September 30, 2021.

As of September 30, 2022, there was approximately $28.5 million of the aggregate transaction price of the AvenCell LCA remaining to be recognized, which the Company expects to recognize through July 2023.

As of September 30, 2022, the Company did not have accounts receivable related to the AvenCell Co/Co or AvenCell LCA agreements. As of December 31, 2021, the Company had $0.1 million in accounts receivable related to the AvenCell Co/Co agreement. The Company had deferred revenue of $28.5 million and $54.1 million as of September 30, 2022 and December 31, 2021, respectively, related to the AvenCell LCA.

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

The Company did not recognize collaboration revenue in the three or nine months ended September 30, 2022 and 2021 related to the SparingVision LCA. As of September 30, 2022 and December 31, 2021, the Company did not have accounts receivable related to the SparingVision LCA. As of September 30, 2022 and December 31, 2021, the Company had deferred revenue of $14.8 million related to the SparingVision LCA, which is expected to be recognized over a six to nine year period from the signing of the agreement.

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

The Company recognized $2.3 million and $4.3 million in revenue for the three and nine months ended September 30, 2022, respectively, related to the Kyverna LCA. As of September 30, 2022 and December 31, 2021, the Company did not have accounts receivable related to the Kyverna LCA. As of September 30, 2022 and December 31, 2021 the Company had deferred revenue of $2.7 million and $7.0 million, respectively, related to the Kyverna LCA, which is expected to be recognized through January 2023.

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

ONK LCA – Accounting Analysis: The Company determined that the accounting for the ONK LCA is within the scope of Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) and its related amendments (collectively known as ASC 606). The Company identified one combined performance obligation related to the license, evaluation and development programs. The LCA did not include an exchange of upfront consideration between the parties. As the ONK LCA progresses, the Company will incur certain expenses. Expenses incurred under the evaluation program will be accounted for under ASC 730, Research and Development. Reimbursements under the development programs represent variable constrained consideration, whereas the Company is acting as the principal, and revenue will be recognized as expenses are incurred. Milestone payments and royalties are constrained consideration and will be recorded as revenue upon achievement. There was no revenue recognized in the three or nine months ended September 30, 2022 related to the ONK LCA.

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

Revenue Recognition – Milestone: No milestones under the 2014 Novartis Agreement and the Novartis Amendments were achieved during the three or nine months ended September 30, 2022. In September 2021, a milestone related to a CRISPR/Cas9-based engineered cell therapy for the treatment of sickle cell disease was reached and, as a result, the Company recognized $0.3 million as collaboration revenue within the condensed consolidated statement of operations and comprehensive loss. The Company is eligible to receive additional downstream success-based milestones and royalties.

As of September 30, 2022 and December 31, 2021, the Company had no accounts receivable or deferred revenue related to the 2014 Novartis Agreement and the Novartis Amendments.

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

The Company recorded the initial investment in AvenCell of $62.9 million in “Equity method investments” on its condensed consolidated balance sheet. Due to the timing and availability of AvenCell's financial information, the Company is recording its share of losses from AvenCell on a quarterly basis on a one-quarter lag. During the third quarter of 2022, the Company recorded its share of the three months of AvenCell's losses generated in the second quarter of 2022 in the Company's operating results and other comprehensive loss, resulting in a reduction of the Company's investment by $2.6 million and $9.5 million for the three and nine months ended September 30, 2022, respectively. The elimination of the intra-entity profit component of $2.9 million and $8.5 million (see Note 7) in the three and nine months ended September 30, 2022, respectively, resulted in a further reduction in the balance of the investment in AvenCell, bringing the carrying value of the investment to $40.1 million as of September 30, 2022. The Company is not aware of any material events or transactions during the quarter ended September 30, 2022 that would warrant additional disclosure or recognition in the financial statements.

At September 30, 2022, the maximum exposure to loss is limited to the Company’s equity investment in the joint venture.

SparingVision SAS

In connection with the SparingVision LCA (see Note 7), the Company received 83,316 shares of SparingVision Series A2 Preferred Stock (“Series A2”). Attached to each share of Series A2, the Company received three warrants for the right to purchase additional Series A2 shares at designated prices that are subject to certain vesting conditions (collectively referred to as the “SparingVision investments”). The Company accounts for the SparingVision investments using the measurement alternative as SparingVision is a private company and there is no readily observable transaction price. In determining the fair value of the SparingVision investments, the Company used an option pricing model which requires the input of certain subjective assumptions. The key assumptions used in the option pricing model, which are level 3 inputs, include the anticipated holding period to an exit and liquidity event, the volatility of market participants (90%), and the rate of return (65%). The Company recorded the initial investment in SparingVision of $14.8 million in “Investments and other assets” on its condensed consolidated balance sheet. There was no change in the observable price or impairment of the SparingVision investment as of September 30, 2022.

Kyverna Therapeutics, Inc.

In connection with the Kyverna LCA (see Note 7), the Company received 3,739,515 shares of Kyverna Series B Preferred Stock (“Series B”) with a fair value of $7.0 million. The Company separately made an additional investment in Kyverna, purchasing 1,602,649 shares of Series B in exchange for $3.0 million in cash (collectively referred to as the “Kyverna investments”). The Company accounts for the Kyverna investments using the measurement alternative as Kyverna is a private company and there is no readily observable transaction price. The Company recorded the initial investment in Kyverna of $10.0 million in “Investments and other assets” on its condensed consolidated balance sheet. There was no change in the observable price or impairment of the Kyverna investment as of September 30, 2022.

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

In addition, the Rewrite Holders are eligible to receive up to an additional $155.0 million in milestone payments upon the achievement of certain pre-specified research and regulatory approval milestones, payable through a mixture of $130.0 million in cash and $25.0 million in a combination of cash and the Company’s common stock which will be valued using the volume-weighted average price of the Company’s Common Stock over the ten consecutive trading day period ending on and including the trading day that is two trading days immediately prior to the issuance of the consideration issued in connection with the applicable milestone.

The Company determined that the research milestone settled in the Company’s common stock is classified as a contingent consideration liability under ASC 480 and, therefore, the Company recorded a liability for this milestone payment as of the Rewrite Merger Agreement Date at its fair value of $10.5 million. The contingent consideration liability is remeasured at fair value each financial reporting period, with the resulting impact reflected in the Company’s condensed consolidated statements of operations and other comprehensive loss, presented within other (expense) income. The milestones that will be settled in cash will be recorded when the contingency is resolved and the consideration is paid or becomes payable. As of September 30, 2022, none of the milestones that will be settled in cash were resolved.

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

10. Leases

In January 2022, the Company entered into an agreement to lease approximately 38,000 square feet of office and laboratory space at 730 Main Street, Cambridge, Massachusetts under an operating lease agreement (the “730 Main Lease”). The initial term of the 730 Main Lease is for ten years following the Rent Commencement Date and the Company has the option to extend the 730 Main Lease for one five-year term. The base rent under the 730 Main Lease is $130.00 per square foot per year during the first year of the term, which is subject to scheduled 3% annual increases, plus certain operating expenses and taxes. The Company determined that in accordance with ASC 842, Leases (Topic 842)(“ASC 842”) the commencement date of the lease had not been met as of September 30, 2022. Therefore, the Company did not record a right of use asset or liability related to the 730 Main Lease during the nine months ended September 30, 2022. The Company anticipates that the lease will commence in the fourth quarter of 2022. In accordance with the 730 Main Lease, the Company is required to maintain a letter of credit in the amount of $2.4 million that is restricted for the term of the lease. The restricted cash equivalents are reported in “Investments and other assets” on the Company's condensed consolidated balance sheet.

In February 2022, the Company entered into an agreement to lease approximately 140,000 square feet of manufacturing space located at 840 Winter Street, Waltham, Massachusetts (the “840 Winter Lease”), which will provide the Company with the ability to manufacture its own products in a good manufacturing practice (“GMP”) compliant facility as well as to supplement the Company’s current leased premises in Cambridge, Massachusetts. The 840 Winter Lease, including the obligation to pay rent, is expected to commence in the second half of 2024 for an initial term of twelve years. The Company did not record a right of use asset or liability related to the 840 Winter Lease under ASC 842 during the nine months ended September 30, 2022, as the Company had not taken control of the premises. The base rent under the 840 Winter Lease is $73.50 per square foot per year during the first year of the term, which is subject to scheduled 3% annual increases, plus certain operating expenses and taxes. In accordance with the 840 Winter Lease, the Company is required to maintain an initial letter of credit in the amount of $2.6 million. On or before January 1, 2023, the Company will replace the initial letter of credit with a replacement letter of credit in the amount of $6.0 million. As of September 30, 2022, the restricted cash equivalents related to the initial letter of credit are reported in “Investments and other assets” on the Company's condensed consolidated balance sheet. The Company has the option to extend the 840 Winter Lease for two five-year terms.

In June 2022, the Company entered into an agreement to lease approximately 62,000 square feet of office and laboratory space located at 640 Memorial Drive, Cambridge, Massachusetts under an operating lease agreement (the “640 Memorial Drive Lease”). The term of the lease is five years, ending in August 2027. The Company does not have an option to extend the 640 Memorial Drive Lease. The base rent under the 640 Memorial Drive Lease is approximately $97 per square foot per year during the first year of the term, which is subject to scheduled 4% annual increases, plus certain operating expenses and taxes. In September 2022 the Company determined, in accordance with ASC 842, that the commencement date for the lease had been met as the lessor had made the space available for the Company's use. During the period ended September 30, 2022 the Company recorded a right of use asset of $30.7 million and a lease liability of $30.2 million related to the 640 Memorial Drive Lease under ASC 842. The difference between the right of use asset and the lease liability of $0.5 million relates to prepaid rent. In determining the lease liability, the Company used an incremental borrowing rate of 7.99% based on a number of factors including the Company's credit rating and the lease term. In accordance with the 640 Memorial Drive Lease, the Company is required to maintain a letter of credit in the amount of $1.8 million that is restricted for the term of the lease. The restricted cash equivalents are reported in “Investments and other assets” on the Company's condensed consolidated balance sheet. The landlord will also contribute approximately $1.2 million toward the cost of tenant improvements for the premises.

11. Equity-Based Compensation

Equity-based compensation expense is classified in the condensed consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands)
Research and development	$16,383	$9,017	$40,736	$18,643
General and administrative	8,832	6,393	26,038	13,805
Total	$25,215	$15,410	$66,774	$32,448

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

Effective July 1, 2022, the Company adopted a retirement policy for equity awards granted to all employees other than the Company’s CEO (the “Policy”). The Policy applies to all equity awards granted after the date of adoption to employees who meet certain retirement eligibility criteria set forth in the Policy (the “Retirees”). Pursuant to the terms of the Policy, upon a Retiree’s eligible retirement: (i) all stock options held by the Retiree will continue to vest following the Retiree’s retirement date according to the original vesting schedule of the option until fully vested and all vested stock options held by such Retiree will remain exercisable until the earlier of the five-year anniversary of the Retiree’s retirement date or the original expiration date of the option, (ii) all unvested time-based RSUs held by the Retiree will vest in full on the Retiree’s retirement date and (iii) all unvested performance-based awards held by the Retiree will remain outstanding following the Retiree’s retirement date and the Retiree will remain eligible to earn a pro-rated portion of such performance-based awards at the end of the performance period based on actual performance during the performance period.

As of September 30, 2022, there were 3,565,012 shares available for future issuance under the 2015 Plan. The number of shares reserved for issuance under the 2015 Plan will be cumulatively increased on each January 1st by four percent of the number of shares of stock issued and outstanding on the immediately preceding December 31 or such lesser number of shares of stock as determined by the board of directors.

Restricted Stock Units

RSUs are measured at fair value based on the quoted price of the Company’s common stock.

The following table summarizes the Company’s RSU activity for the nine months ended September 30, 2022:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested restricted stock units as of December 31, 2021	453,026	$71.03
Granted	1,648,664	72.48
Vested	(91,843)	66.53
Cancelled	(82,093)	76.55
Unvested restricted stock units as of September 30, 2022	1,927,754	$72.25

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

The Company also granted 66,296 performance-based RSUs in March 2022 to certain non-executive employees that would vest upon obtaining certain scientific milestones. There were two separate tranches, each attached to a different set of milestones. The milestone related to the first tranche, made up of 21,878 RSUs, is deemed to be probable of achievement as of September 30, 2022 and the Company recorded $1.2 million in expense related to this tranche in the third quarter. The remaining performance milestones were considered not probable of achievement as of September 30, 2022 and, therefore, no related stock-based compensation was recorded during the period then ending.

The weighted-average grant date fair value of RSUs granted during the three and nine months ended September 30, 2022 was $55.59 and $72.48, respectively. The total fair value of RSUs vested (measured on the date of vesting) for the three and nine months ended September 30, 2022 was $0.1 million and $8.0 million, respectively. The weighted-average grant date fair value of RSUs granted during the three and nine months ended September 30, 2021 was $171.65 and $63.13, respectively. The total fair value of RSUs vested (measured on the date of vesting) for the three and nine months ended September 30, 2021 was $3.7 million and $5.7 million, respectively.

As of September 30, 2022, there was $110.4 million of unrecognized equity-based compensation expense related to RSUs that are expected to vest. These costs are expected to be recognized over a weighted average remaining vesting period of 2.3 years.

Stock Options

The weighted average grant date fair value of options, estimated as of the grant date using the Black-Scholes option pricing model, was $57.23 per option for those options granted during the nine months ended September 30, 2022 and $105.17 and $50.73 per option for those options granted during the three and nine months ended September 30, 2021, respectively. There were no options granted in the three months ended September 30, 2022. The total intrinsic value (the amount by which the fair market value exceeded the exercise price) of stock options exercised during the three and nine months ended September 30, 2022 was $1.4 million and $41.8 million, respectively, and during the three and nine months ended September 30, 2021 was $171.3 million and $255.8 million, respectively. Weighted average assumptions used to apply this pricing model were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Risk-free interest rate	n/a	1.0%	1.9%	0.9%
Expected life of options	n/a	6.0 years	5.9 years	6.0 years
Expected volatility of underlying stock	n/a	75.2%	76.2%	72.7%
Expected dividend yield	n/a	0.0%	0.0%	0.0%

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

The following is a summary of stock option activity for the nine months ended September 30, 2022:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding at December 31, 2021	6,305,156	$43.57
Granted	391,910	86.08
Exercised	(852,913)	16.40
Forfeited	(295,691)	59.08
Outstanding at September 30, 2022	5,548,462	$49.92	7.63	$117,003
Exercisable at September 30, 2022	2,855,525	$33.61

As of September 30, 2022, there was $106.5 million of unrecognized compensation cost related to stock options that have not yet vested. These costs are expected to be recognized over a weighted average remaining vesting period of 2.5 years.

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

As of September 30, 2022, there were 1,272,886 shares available for future issuance under the 2016 Plan. The number of shares reserved for issuance under the 2016 Plan will be cumulatively increased on each January 1st by the lesser of a) one percent of the number of shares of common stock issued and outstanding on the immediately preceding December 31, b) 500,000 shares of common stock, or c) such lesser number of shares of common stock as determined by the board of directors.

During the nine months ended September 30, 2022 and 2021 the Company issued 24,316 and 20,410 shares of common stock under the 2016 Plan, respectively. The weighted-average purchase prices of shares issued under the 2016 Plan were $44.00 and $47.52 per share for the nine-month periods ended September 30, 2022 and 2021, respectively.

The fair value of the awards issued under the 2016 Plan to employees was estimated at the beginning of the offering period using a Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Risk-free interest rate	2.52%	0.05%	0.22%-2.52%	0.05%-0.09%
Expected term (in years)	0.5 years	0.5 years	0.5 years	0.5 years
Expected volatility of underlying stock	95.3%	109.2%	63.6%-95.3%	77.5%-109.2%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

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

Basic and diluted loss per share was calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands)
Net loss	$(113,229)	$(71,644)	$(360,779)	$(186,655)
Weighted average shares outstanding, basic and diluted	76,047	73,706	75,543	69,720
Net loss per share, basic and diluted	$(1.49)	$(0.97)	$(4.78)	$(2.68)

The following common stock equivalents were excluded from the calculation of diluted loss per share because their inclusion would have been anti-dilutive:

	Three and Nine Months Ended September 30,
	2022	2021
	(In thousands)
Unvested restricted stock units	1,928	443
Stock options	5,548	6,217
	7,476	6,660

13. Stockholders’ Equity

The following tables present changes in stockholders’ equity for the nine-month periods ended September 30, 2022 and 2021 (in thousands, except share data):

			Additional	Accumulated Other		Total
	Common		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2021	74,485,883	$7	$1,745,870	$(2,632)	$(703,001)	$1,040,244
Issuance of common stock through at-the-market offerings, net of issuance costs of $164	579,788	1	38,885	-	-	38,886
Exercise of stock options	503,830	-	8,435	-	-	8,435
Vesting of restricted stock units	54,666	-	-	-	-
Equity-based compensation	-	-	18,491	-	-	18,491
Other comprehensive loss - unrealized loss on marketable securities	-	-	-	(5,128)	-	(5,128)
Other comprehensive loss - equity method investment	-	-	-	(302)	-	(302)
Net loss	-	-	-	-	(146,872)	(146,872)
Balance at March 31, 2022	75,624,167	8	1,811,681	(8,062)	(849,873)	953,754
Exercise of stock options	315,747	-	4,827	-	-	4,827
Vesting of restricted stock units	36,515	-	-	-	-	-
Issuance of shares under employee stock purchase plan	24,316	-	1,068	-	-	1,068
Equity-based compensation	-	-	23,068	-	-	23,068
Other comprehensive loss - unrealized loss on marketable securities	-	-	-	(932)	-	(932)
Other comprehensive loss - equity method investment	-	-	-	(560)	-	(560)
Net loss	-	-	-	-	(100,678)	(100,678)
Balance at June 30, 2022	76,000,745	8	1,840,644	(9,554)	(950,551)	880,547
Issuance of common stock through at-the-market offerings, net of issuance costs of $54	553,204	-	31,510	-	-	31,510
Exercise of stock options	33,336	-	722	-	-	722
Vesting of restricted stock units	662	-	-	-	-	-
Equity-based compensation	-	-	25,215	-	-	25,215
Other comprehensive loss - unrealized gain on marketable securities	-	-	-	991	-	991
Other comprehensive loss - equity method investment	-	-	-	(805)	-	(805)
Net loss	-	-	-	-	(113,229)	(113,229)
Balance at September 30, 2022	76,587,947	$8	$1,898,091	$(9,368)	$(1,063,780)	$824,951

			Additional	Accumulated Other		Total
	Common		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2020	66,234,056	$7	$962,173	$1	$(435,109)	$527,072
Issuance of common stock through at-the-market offerings, net of issuance costs of $52	641,709	-	45,255	-	-	45,255
Exercise of stock options	1,014,569	-	13,340	-	-	13,340
Equity-based compensation	-	-	6,424	-	-	6,424
Other comprehensive loss - unrealized loss on marketable securities	-	-	-	(13)	-	(13)
Net loss	-	-	-	-	(46,205)	(46,205)
Balance at March 31, 2021	67,890,334	7	1,027,192	(12)	(481,314)	545,873
Exercise of stock options	394,801	-	6,163	-	-	6,163
Vesting of restricted stock units	26,235	-	-	-	-	-
Issuance of shares under employee stock purchase plan	20,410	-	970	-	-	970
Equity-based compensation	-	-	10,614	-	-	10,614
Other comprehensive loss - unrealized loss on marketable securities	-	-	-	(1)	-	(1)
Net loss	-	-	-	-	(68,806)	(68,806)
Balance at June 30, 2021	68,331,780	7	1,044,939	(13)	(550,120)	494,813

Issuance of common stock through follow-on offering, net of issuance costs of $284	4,758,620	-	648,315	-	-	648,315
Exercise of stock options	1,227,067	-	20,365	-	-	20,365
Vesting of restricted stock units	24,711	-	-	-	-	-
Equity-based compensation	-	-	15,410	-	-	15,410
Other comprehensive loss	-	-	-	(161)	-	(161)
Net loss	-	-	-	-	(71,644)	(71,644)
Balance at September 30, 2021	74,342,178	$7	$1,729,029	$(174)	$(621,764)	$1,107,098

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

During the first quarter of 2022, the Company issued 579,788 shares of its common stock, in a series of sales, at an average price of $69.43 per share, in accordance with the 2019 Sale Agreement for aggregate net proceeds of $38.9 million, after payment of cash commissions to Jefferies and approximately $0.2 million related to legal, accounting and other fees in connection with the sales. As of September 30, 2022, the 2019 Sale Agreement had expired.

In March 2022, the Company entered into an Open Market Sale Agreement (the “2022 Sale Agreement”) with Jefferies, under which Jefferies will be able to offer and sell, from time to time in “at-the-market” offerings, common stock having aggregate gross proceeds of up to $400.0 million. The Company agreed to pay Jefferies cash commissions of 3.0% of the gross proceeds of sales of common stock under the 2022 Sale Agreement.

During the quarter ended September 30, 2022, the Company issued 553,204 shares of its common stock, in a series of sales, at an average price of $58.82 per share, in accordance with the 2022 Sale Agreement for aggregate net proceeds of $31.5 million, after payment of cash commissions to Jefferies and approximately $0.1 million related to legal, accounting and other fees in connection with the sales. As of September 30, 2022, $8.3 million of these proceeds were recorded as an other current asset on the Company's condensed consolidated balance sheet, representing offerings with trade dates in September 2022 that were settled in October 2022. As of September 30, 2022, $367.5 million in shares of common stock remain eligible for sale under the 2022 Sale Agreement.

14. Related Party Transactions

In the ordinary course of business, the Company may purchase materials or supplies from entities that are associated with a party that meets the criteria of a related party of the Company. These transactions are reviewed quarterly and to date have not been material to the Company’s condensed consolidated financial statements.

The Company and AvenCell are parties to the AvenCell LCA and AvenCell Co/Co, as described in Note 7. The Company’s relationship with AvenCell is considered to be as a related party due to the Company’s 33.33% investment in AvenCell being accounted for under the equity method. The Company recognized $5.7 million and $17.1 million in revenue related to the AvenCell LCA for the three and nine months ended September 30, 2022, respectively, after eliminating $2.9 million and $8.5 million during those respective periods in intra-entity profits, which will be deferred and recognized if and when AvenCell commercializes a product with the Company's license or abandons the related project. Until such time, the $8.5 million of revenue is indefinitely deferred and excluded from the results of operations of the Company. The Company recognized $125.0 thousand in revenue and eliminated $62.5 thousand in intra-entity profits related to the AvenCell LCA for the three and nine months ended September 30, 2021, respectively. The Company recognized $1.3 million and $1.4 million in contra-revenue in the three and nine months ended September 30, 2022, respectively, related to the AvenCell Co/Co agreement. As of September 30, 2022 the

Company had deferred revenue of $28.5 million, all of which is included in current deferred revenue, related to the AvenCell LCA.

15. Subsequent Events

Through October 27, 2022, the Company issued an additional 1,864,527 shares of its common stock in a series of sales at an average price of $59.26 per share in accordance with the 2022 Sale Agreement, for aggregate net proceeds of $107.2 million after payment of cash commissions to Jefferies. Additionally, the Company received $8.3 million in proceeds in October for the offerings with trade dates in September 2022 that were recorded as an other current asset on the Company's condensed consolidated balance sheet as of September 30, 2022 and settled in October.

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
•
Be the best place to make therapies; and
•
Focus on long-term sustainability.

Our strategy is to build a full-spectrum genome editing company, by leveraging our modular platform, to advance in vivo and ex vivo therapies for diseases with high unmet need. For in vivo applications to address genetic diseases, we deploy CRISPR/Cas9 as the therapy that targets cells within the body. In parallel, we are developing ex vivo applications to address immuno-oncology and autoimmune diseases, where CRISPR/Cas9 is the tool that creates the engineered cell therapy. All of our revenue to date has been collaboration revenue. Since our inception and through September 30, 2022, we have raised an aggregate of approximately $1,887.2 million to fund our operations through our initial public offering (“IPO”) and concurrent private placements, follow-on public offerings, at-the-market offerings, and the sale of convertible preferred stock, as well as through our collaboration agreements. We raised an additional $8.3 million related to at-the-market offerings with trade dates in September 2022 that were settled in October 2022.

Our lead in vivo candidate, NTLA-2001 for the treatment of transthyretin (“ATTR”) amyloidosis, is the first CRISPR/Cas9-based therapy candidate to be administered systemically, via intravenous infusion, for precision editing of a gene in a target tissue in humans. In parallel, we are developing ex vivo applications to address immuno-oncology and autoimmune diseases, where CRISPR/Cas9 is the tool that creates the engineered cell therapy. For NTLA-5001, a wholly owned, autologous T cell receptor (“TCR”)-T cell candidate for the treatment of acute myeloid leukemia (“AML”), we have pivoted towards an allogeneic version of this program currently in preclinical development. In addition, Novartis Institutes for BioMedical Research, Inc. (“Novartis”) is advancing a clinical program using our ex vivo technology to engineer hematopoietic stem cells (“HSCs”) for the treatment of sickle cell disease.

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

In the ATTR-CM arm, in September 2022 we announced positive interim results from the ongoing Phase 1 clinical trial. The interim data were from 12 adult patients with ATTR-CM with New York Heart Association (“NYHA”) Class I – III heart failure. Single doses of 0.7 mg/kg and 1.0 mg/kg of NTLA-2001 were administered via intravenous infusion, and the change from baseline in serum TTR protein concentration was measured for each patient. These data showed deep and sustained mean serum TTR reductions of 93% and 92% at the 0.7 mg/kg and 1.0 mg/kg doses, respectively, at day 28. At both dose levels, NTLA-2001 was generally well tolerated. Two of 12 patients reported transient infusion reactions, which was the only observed treatment-related adverse event. One patient in the 0.7 mg/kg dose NYHA Class III cohort experienced a Grade 3 infusion-related reaction, which resolved without clinical consequence. No clinically significant laboratory abnormalities were observed at either dose level. These data support NTLA-2001’s potential as a one-time treatment to permanently inactivate the TTR gene and reduce the disease-causing protein in people with ATTR-CM.

In the ATTRv-PN arm, in June 2022 we presented at the European Association for the Study of the Liver (“EASL”) International Liver Congress 2022 updated interim data from our ongoing Phase 1 study of NTLA-2001. Extended follow-up data from 15

ATTRv-PN patients, treated across all four single-ascending dose cohorts, showed deep, dose-dependent reductions in serum TTR observed with prior readouts were sustained through the last measured timepoint of follow-up, reaching 12 months in the 0.1 mg/kg and 0.3 mg/kg cohorts and six months in the 0.7 mg/kg and 1.0 mg/kg cohorts. Both 0.7 mg/kg and 1.0 mg/kg doses led to greater than 85% mean TTR reduction at day 28. The durability and persistence of effect continue to support NTLA-2001 as a potential one-time treatment to permanently inactivate the TTR gene and reduce the disease-causing protein.

In August 2022, we announced plans to add a second cohort to the dose-expansion portion of the polyneuropathy arm, which will evaluate the fixed dose corresponding to 0.7 mg/kg. The decision to study a second dose was based on the following: (1) the emerging data from the dose-escalation portion of the cardiomyopathy arm showed similar serum TTR reduction at both the 0.7 mg/kg and 1.0 mg/kg doses, (2) the comparability of performance at the 0.7 mg/kg and 1.0 mg/kg dose in the dose-escalation portion of the polyneuropathy arm, which led to an 86% and 93% mean and 97% and 98% maximum TTR reduction at day 28, respectively, and (3) a significant elevation in liver enzymes, which normalized without medical intervention, observed at day 28 in a patient treated in the dose-expansion portion of the polyneuropathy arm at the 80 mg dose (the fixed dose corresponding to 1.0 mg/kg). While the adverse event is considered possibly related to study drug, this patient was asymptomatic, had no increase in bilirubin and the event was deemed nonserious by the investigator.

In November, we announced the initiation of patient dosing at a 55 mg dose, the fixed dose corresponding to 0.7 mg/kg, in Part 2, the dose-expansion portion of the study. We remain on track to complete planned enrollment of both arms of the Phase 1 study by the end of this year, which will inform the dose selection for subsequent pivotal studies.

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

Hereditary Angioedema (“HAE”) Program

NTLA-2002 is our wholly owned candidate for the treatment of HAE. NTLA-2002 is designed to knock out the KLKB1 gene in the liver with the potential to permanently reduce total plasma kallikrein protein and activity. Uncontrolled activity of kallikrein is responsible for the overproduction of bradykinin, which leads to the recurring, debilitating and potentially fatal swelling attacks that occur in people living with HAE.

In September 2022, we announced positive interim results from an ongoing Phase 1/2 clinical study of NTLA-2002 in an oral presentation at the 2022 Bradykinin Symposium held in Berlin, Germany. Administration of single doses of NTLA-2002 led to dose-dependent reductions in plasma kallikrein with mean reductions of 65% and 92% in the three subjects for each of the 25 mg and 75 mg dose cohorts by week eight, respectively. In addition to plasma kallikrein levels, HAE attack rates are also being measured in the study, with the first analysis occurring at the end of the pre-specified 16-week primary observation period. A single dose of 25 mg of NTLA-2002 resulted in a mean reduction in HAE attacks of 91% through the 16-week observation period. Additionally, two of the three patients have not had a single HAE attack since treatment, and all three patients have been attack free since week 10 (based on follow-up through weeks 24-32). Patients in the 75 mg cohort had not completed the primary 16-week observation period. At both doses NTLA-2002 was generally well-tolerated, and the majority of adverse events were mild in severity.

We expect to select up to two doses to further evaluate in the Phase 2, placebo-controlled, dose-expansion portion of the study, slated to begin in the first half of 2023. We anticipate expanding country and site participation, including U.S. clinical sites, as part of the Phase 2 study.

Alpha-1 Antitrypsin Deficiency (“AATD”) Program

NTLA-3001 for associated lung disease:

NTLA-3001 is our wholly owned, first-in-class CRISPR-mediated in vivo targeted gene insertion development candidate for the treatment of AATD-associated lung disease. It is designed to precisely insert a healthy copy of the SERPINA1 gene, which encodes the alpha-1 antitrypsin (“A1AT”) protein, with the potential to restore permanent expression of functional A1AT protein to therapeutic levels after a single dose. This approach seeks to improve patient outcomes, including eliminating the need for weekly IV infusions of A1AT augmentation therapy or lung transplant in severe cases. We are conducting investigational new drug (“IND”)-enabling activities for NTLA-3001, with plans to file an IND or IND-equivalent in 2023.

NTLA-2003 for associated liver disease:

NTLA-2003 is our wholly owned in vivo knockout development candidate for the treatment of AATD-associated liver disease. It is designed to inactivate the SERPINA1 gene responsible for the production of abnormal A1AT protein in the liver. This approach aims to halt the progression of liver disease and eliminate the need for liver transplant in severe cases. We are conducting IND-enabling activities for NTLA-2003.

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

With the continued progression of our in vivo research programs, we plan to advance at least one additional new in vivo development candidate by the end of 2022.

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

We have pivoted to developing an allogeneic version of NTLA-5001, which is currently in preclinical development, and discontinued the first-in-human study of NTLA-5001. This decision is not due to any safety or efficacy data emerging from the trial. It is instead based on the potential of our allogeneic platform to consistently deliver a high-quality, readily available and persistent cell product for treatment of aggressive cancers.

CD30+ Lymphomas

NTLA-6001 is our wholly owned, allogeneic CAR-T development candidate targeting CD30 for the treatment of CD30-expressing hematologic cancers, including relapsed or refractory classical Hodgkin lymphoma (“cHL”). NTLA-6001 is the first candidate developed using our proprietary allogeneic cell engineering platform. We are conducting IND-enabling activities for NTLA-6001.

At the Keystone Symposium on May 1, 2022 and at the European Society of Gene and Cell Therapy 29th Congress in October 2022, we presented preclinical data leading to the development of NTLA-6001. The data demonstrated that our proprietary allogeneic solution created T cells that not only avoid immune recognition by host CD4 and CD8 T cells, but also were protected from NK cell-mediated killing in in vitro and in vivo mouse models. Furthermore, allogeneic T cells engineered specifically with LNPs retained their viability, cell expansion, memory phenotype, cytotoxic and cytokine secretion characteristics.

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

Our proprietary T cell engineering process using LNPs to engineer cell therapies enables multiple, sequential gene edits. We have shared preclinical data demonstrating that our LNP-based engineering technology is a significant improvement over electroporation, the standard engineering process used to introduce proteins and nucleic acids into cells. The resulting T cells engineered with LNPs had improved cell properties and performance both in vitro and in vivo as compared to electroporation. The data support the ability of our platform to be used for a variety of targeting modalities, including CAR and TCRs, and to support both autologous and allogeneic T cell candidates. The LNP-based approach has been used in multiple ex vivo candidates in development by us and our collaborators.

In March 2021, we presented our first preclinical data set on our novel, proprietary cytosine deaminase base editor technology. We demonstrated the technology’s potential for enhanced cell engineering, with multiple simultaneous gene knockouts achieving >90% T cell editing efficiency and no detectable increase in translocation above background levels.

In October 2022, at the European Society of Gene & Cell Therapy 29th Congress, we highlighted our proprietary allogeneic solution to create engineered T cells with high anti-tumor activity, which may be uniquely capable of persisting in the patient to maintain durable responses. Notably, a novel combination of gene edits, including knockout of human leukocyte antigen (“HLA”) Class II and HLA-A while retaining HLA-B and HLA-C proteins, yielded T cells capable of avoiding rejection by host T and NK cells in preclinical models. In addition, we are able to pursue a simplified HLA matching strategy (only matching for HLA-B and HLA-C with homozygous donors for a 2/2 match) between healthy donor T cells and recipient patients, allowing for the development of an “off-the-shelf” therapy that addresses the majority of the patient population with only a small set of donors. Our allogeneic platform is being deployed for investigational TCR-T and CAR-T cell therapies.

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

Comparison of Three Months Ended September 30, 2022 and 2021

The following table summarizes our results of operations for the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Period-to-
	2022	2021	Period Change
	(In thousands)
Collaboration revenue	$13,266	$7,204	$6,062
Operating expenses:
Research and development	96,651	60,486	36,165
General and administrative	22,145	18,711	3,434
Total operating expenses	118,796	79,197	39,599
Operating loss	(105,530)	(71,993)	(33,537)
Other (expense) income, net:
Interest income	1,945	349	1,596
Loss from equity method investment	(1,834)	-	(1,834)
Change in fair value of contingent consideration	(7,810)	-	(7,810)
Total other (expense) income, net	(7,699)	349	(8,048)
Net loss	$(113,229)	$(71,644)	$(41,585)

Collaboration Revenue

Collaboration revenue increased by $6.1 million to $13.3 million during the three months ended September 30, 2022, as compared to $7.2 million during the three months ended September 30, 2021. The increase in collaboration revenue during the three months ended September 30, 2022 is primarily due to our joint venture with AvenCell and revenue from the Kyverna LCA. Refer to Note 7 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for further details.

Research and Development

Research and development expenses increased by $36.2 million to $96.7 million during the three months ended September 30, 2022, as compared to $60.5 million during the three months ended September 30, 2021.

The following table summarizes our research and development expenses for the three months ended September 30, 2022 and 2021, together with the changes in those items in dollars and the respective percentages of change:

	Three Months Ended September 30,		Period-to-	Percent
	2022	2021	Period Change	Change
	(In thousands)
External development expenses by program:
NTLA-2001	$10,249	$6,767	$3,482	51%
NTLA-2002	2,808	1,280	1,528	119%
NTLA-5001	6,531	6,069	462	8%
Unallocated research and development expenses:
Employee-related expenses	29,947	17,625	12,322	70%
Research materials and contracted services	20,921	11,919	9,002	76%
Facility-related expenses	8,946	7,141	1,805	25%
Stock-based compensation	16,383	9,017	7,366	82%
Other	866	668	198	30%
Total research and development expenses	$96,651	$60,486	$36,165	60%

The increase in research and development expenses for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 was primarily attributable to:

•
a $3.5 million increase in external costs related to the development of NTLA-2001, our lead product candidate, primarily due to an increase in spend on contracted services and lab consumables;
•
a $1.5 million increase in external costs related to the development of NTLA-2002, primarily due to an increase in spend on contracted services;
•
a $12.3 million increase in employee-related expenses primarily driven by the increase in personnel growth to support our lead programs;
•
a $9.0 million increase in research materials and contracted services primarily driven by an increase in drug component expenses to support our pipeline;
•
a $1.8 million increase in facility-related expenses primarily related to rent, depreciation and technology expense allocated to research and development; and
•
a $7.4 million increase in stock-based compensation driven by our larger workforce.

General and Administrative

General and administrative expenses increased by $3.4 million to $22.1 million during the three months ended September 30, 2022, compared to $18.7 million during the three months ended September 30, 2021. This increase was primarily related to employee-related expenses, including an increase in stock-based compensation of $2.4 million, driven by our larger workforce.

Other (Expense) Income, Net

The increase in other (expense) income of $8.0 million is primarily related to an increase in the fair value of our contingent consideration liability of $7.8 million and our share of three months of AvenCell's losses generated in the second quarter of 2022 of $1.8 million, offset in part by a $1.6 million increase in interest income.

Comparison of Nine Months Ended September 30, 2022 and 2021

The following table summarizes our results of operations for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,		Period-to-
	2022	2021	Period Change
	(In thousands)
Collaboration revenue	$38,548	$20,199	$18,349
Operating expenses:
Research and development	319,945	158,646	161,299
General and administrative	66,680	48,988	17,692
Total operating expenses	386,625	207,634	178,991
Operating loss	(348,077)	(187,435)	(160,642)
Other (expense) income, net:
Interest income	3,188	780	2,408
Loss from equity method investment	(7,831)	-	(7,831)
Change in fair value of contingent consideration	(8,059)	-	(8,059)
Total other (expense) income, net	(12,702)	780	(13,482)
Net loss	$(360,779)	$(186,655)	$(174,124)

Collaboration Revenue

Collaboration revenue increased by $18.3 million to $38.5 million during the nine months ended September 30, 2022, as compared to $20.2 million during the nine months ended September 30, 2021. The increase in collaboration revenue during the nine months ended September 30, 2022 is primarily due to our joint venture with AvenCell and revenue from the Kyverna LCA. Refer to Note 7 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for further details.

Research and Development

Research and development expenses increased by $161.3 million to $319.9 million during the nine months ended September 30, 2022, as compared to $158.6 million during the nine months ended September 30, 2021.

The following table summarizes our research and development expenses for the nine months ended September 30, 2022 and 2021, together with the changes in those items in dollars and the respective percentages of change:

	Nine Months Ended September 30,		Period-to-	Percent
	2022	2021	Period Change	Change
	(In thousands)
External development expenses by program:
NTLA-2001	$27,838	$13,369	$14,469	108%
NTLA-2002	7,865	4,996	2,869	57%
NTLA-5001	16,410	15,321	1,089	7%
Unallocated research and development expenses:
Employee-related expenses	83,483	46,927	36,556	78%
Research materials and contracted services	59,672	37,575	22,097	59%
In-process research and development	55,990	-	55,990	0%
Facility-related expenses	25,645	19,101	6,544	34%
Stock-based compensation	40,736	18,643	22,093	119%
Other	2,306	2,714	(408)	-15%
Total research and development expenses	$319,945	$158,646	$161,299	102%

The increase in research and development expenses for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 was primarily attributable to:

•
a $14.5 million increase in external costs related to the development of NTLA-2001, our lead product candidate, primarily due to an increase in spend on contracted services and drug components;
•
a $2.9 million increase in external costs related to the development of NTLA-2002, primarily due to an increase in spend on contracted services;
•
a $1.1 million increase in external costs related to the development of NTLA-5001, primarily due to an increase in spend on drug components and lab consumables, offset in part by a decrease in contracted services as we continue to wind down the program during the third quarter of 2022;
•
a $36.6 million increase in employee-related expenses, primarily driven by the increase in personnel growth to support our lead programs;
•
a $22.1 million increase in research materials and contracted services primarily driven by an increase in drug component expenses to support our pipeline;
•
$56.0 million of expense in the first half of 2022 related to the acquisition of Rewrite Therapeutics, Inc.;
•
a $6.5 million increase in facility-related expenses primarily related to rent, depreciation and technology expense allocated to research and development; and
•
a $22.1 million increase in stock-based compensation driven by our larger workforce.

General and Administrative

General and administrative expenses increased by $17.7 million to $66.7 million during the nine months ended September 30, 2022, compared to $49.0 million during the nine months ended September 30, 2021. This increase was primarily related to an increase in employee related expenses, including stock-based compensation of $12.2 million.

Other (Expense) Income, Net

The increase in other (expense) income of $13.5 million is primarily related to an increase in the fair value of our contingent consideration liability of $8.1 million and our share of nine months of AvenCell's losses of $7.8 million, offset in part by a $2.4 million increase in interest income.

Liquidity and Capital Resources

Since our inception through September 30, 2022, we have raised an aggregate of approximately $1,887.2 million to fund our operations through our collaboration agreements, our initial public offering and concurrent private placements, follow-on public offerings, at-the-market offerings and the sale of convertible preferred stock. We raised an additional $8.3 million related to at-the-market offerings with trade dates in September 2022 that were settled in October 2022.

As of September 30, 2022, we had $848.7 million in cash, cash equivalents and marketable securities.

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

During the first quarter of 2022, we issued 579,788 shares of our common stock in a series of sales at an average price of $69.43 per share in accordance with the 2019 Sale Agreement, for aggregate net proceeds of $38.9 million after payment of cash commissions to Jefferies and approximately $0.2 million related to legal, accounting and other fees in connection with the sales. As of September 30, 2022, the 2019 Sale Agreement had expired.

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

During the quarter ended September 30, 2022, we issued 553,204 shares of our common stock in a series of sales at an average price of $58.82 per share in accordance with the 2022 Sale Agreement, for aggregate net proceeds of $31.5 million after payment of cash commissions to Jefferies and approximately $0.1 million related to legal, accounting and other fees in connection with the sales. As of September 30, 2022, $8.3 million of these proceeds were recorded as an other current asset on our condensed consolidated balance sheet, representing offerings with trade dates in September 2022 that were settled in October 2022. As of September 30, 2022, $367.5 million in shares of common stock remain eligible for sale under the 2022 Sale Agreement.

Through October 27, 2022, we issued an additional 1,864,527 shares of our common stock in a series of sales at an average price of $59.26 per share in accordance with the 2022 Sale Agreement, for aggregate net proceeds of $107.2 million after payment of cash commissions to Jefferies.

Funding Requirements

Our primary uses of capital are, and we expect will continue to be, research and development contracted services, clinical trial costs, compensation and related expenses, laboratory and office facilities, research supplies, legal and regulatory expenses, patent prosecution filing and maintenance costs for our licensed IP, milestone and royalty payments and general overhead costs. During the final quarter of 2022, we expect our expenses to increase compared to prior periods in connection with our ongoing activities as we continue to grow our research and development team, development of our clinical programs and advance additional programs into clinical development.

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

Outlook

Based on our research and development plans and our expectations related to the progress of our programs, we expect that our cash, cash equivalents and marketable securities as of September 30, 2022, as well as research and cost reimbursement funding from Regeneron, AvenCell and SparingVision, will enable us to fund our ongoing operating expenses and capital expenditure requirements beyond the next 24 months, excluding any potential milestone payments or extension fees that could be earned and distributed under our collaboration agreements or any strategic use of capital not currently in the base case planning assumptions. We have based this estimate on current assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect.

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

Cash Flows

The following is a summary of cash flows for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022	2021
	(In millions)
Net cash used in operating activities	$(243.4)	$(170.4)
Net cash provided by (used in) investing activities	190.5	(391.7)
Net cash provided by financing activities	77.2	734.4

Net cash used in operating activities

Net cash used in operating activities of $243.4 million during the nine months ended September 30, 2022 primarily reflects the increased spend in our research and development activities, offset in part by the receipt of $6.7 million in payments from our collaboration partners during that period. Net cash used in operating activities of $170.4 million during the nine months ended September 30, 2021 primarily reflects the increased spend in our research and development activities, offset in part by the receipt of $4.2 million in payments from our collaboration partners during that period.

Net cash provided by (used in) investing activities

During the nine months ended September 30, 2022 and 2021, our investing activities provided cash of $190.5 million and used cash of $391.7 million, respectively. The increase in the nine months ended September 30, 2022 is primarily due to $437.4 million in marketable securities maturing, offset in part by $44.8 million in net cash for the acquisition of Rewrite, $192.6 million of marketable securities purchased and $9.6 million in cash for the purchase of property and equipment. The increased use of cash in the nine months ended September 30, 2021 is primarily due to the use of $9.9 million in cash for the purchase of property and equipment and a decrease in marketable securities activity during the period, as $772.8 million in marketable securities were purchased and $391.0 million in marketable securities matured.

Net cash provided by financing activities

Net cash provided by financing activities of $77.2 million during the nine months ended September 30, 2022 includes $62.1 million in net proceeds from at-the-market offerings, $14.0 million in cash received from the exercise of stock options and $1.1 million in cash received from the issuance of shares through our employee stock purchase plan. Net cash provided by financing activities of $734.4 million during the nine months ended September 30, 2021 includes $648.3 million in net proceeds from a follow-on offering of our common stock, $45.3 million in net proceeds from at-the-market offerings, $39.9 million in cash received from the exercise of stock options and $1.0 million in cash received from the issuance of shares through our employee stock purchase plan.

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

Contractual Obligations

There were no material changes to our contractual obligations during the three months ended September 30, 2022. For a complete discussion of our contractual obligations, please refer to our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report for the year ended December 31, 2021.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of September 30, 2022, we had cash equivalents, restricted cash equivalents and marketable securities of $847.0 million consisting of interest-bearing money market accounts, commercial paper, asset-backed securities, corporate and financial institution debt securities, and U.S. Treasury and other government securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are primarily in marketable securities. Due to the short-term duration of our investment portfolios and the low risk profile of our investments, we do not believe an immediate change of 100 basis points, or one percentage point, would have a material effect on the fair market value of our investment portfolio. Declines in interest rates, however, would reduce future investment income.

We do not have any foreign currency or derivative financial instruments. Inflation generally affects us by increasing our cost of labor and program costs. We do not believe that inflation had a material effect on our results of operations during the nine months ended September 30, 2022.

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

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2022.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. In evaluating us and our business, careful consideration should be given to the following risk factors, in addition to the other information set forth in this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K for the year ended December 31, 2021 and in other documents that we file with the Securities and Exchange Commission (“SEC”). If any of the following risks and uncertainties actually occurs, our business, prospects, financial condition and results of operations could be materially and adversely affected. The risks summarized and described below are not intended to be exhaustive and are not the only risks facing us. New risk factors can emerge from time to time, and we cannot predict the impact that any factor or combination of factors may have on our business, prospects, financial condition and results of operations.

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
•
Results, including data from our preclinical studies and clinical trials, that we announce from time to time, such as the interim data from our ongoing Phase 1 study of NTLA-2001 and our ongoing Phase 1/2 study of NTLA-2002, are not necessarily predictive of our other ongoing and future preclinical and clinical studies, and they do not guarantee or indicate the likelihood of approval of any potential product candidate by the United States Food and Drug Administration (“FDA”) or any other regulatory agency. If we cannot replicate the positive results from any of our preclinical or clinical studies, we may be unable to successfully develop, obtain regulatory approval for and commercialize any potential product candidate.
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
•
Under our license agreement with Caribou Biosciences, Inc. (“Caribou”), we sublicense a patent family from the Regents of the University of California and the University of Vienna that is co-owned by Dr. Emmanuel Charpentier (collectively, “UC/Vienna/Charpentier”). The outcome of ongoing legal proceedings, as well as potential future proceedings, related to this patent family may affect our ability to utilize certain intellectual property sublicensed under our license agreement with Caribou.
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

Because these are new therapeutic approaches, discovering, developing, manufacturing and commercializing our product candidates may subject us to a number of challenges or delays in completing our preclinical studies and initiating or completing clinical trials. We also may experience numerous unforeseen events during, or as a result of, any current or future clinical trials that we conduct, which could delay or prevent our ability to receive marketing approval or commercialize our product candidates, including:

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
•
the FDA or other regulatory authorities may revise the requirements for approving our product candidates, or their interpretation of the approval requirements may not be what we anticipate; and
•
we may not ultimately obtain regulatory approval for a BLA, or corresponding applications outside the U.S., such as a Marketing Authorization Application from the U.K. and other similar regulatory authorities, such as the EMA, which may have very limited or no experience with the clinical development of CRISPR/Cas9-based therapeutics.

In addition, disruptions caused by the evolving COVID-19 pandemic may increase the likelihood that we encounter such difficulties or delays in initiating, enrolling, conducting or completing our ongoing and planned clinical trials. We could also encounter delays if a clinical trial is suspended or terminated by us, the IRBs of the institutions in which such trials are being conducted or the relevant ethics committee or the FDA or other relevant regulatory authorities, or if the Data Monitoring Committee (“DMC”) for such trial recommends such suspension or termination. Such authorities may impose such a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities, resulting in the imposition of a clinical hold, manufacturing or quality control issues, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product or treatment, failure to establish or achieve clinically meaningful trial endpoints, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. Many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates. Further, the FDA or other regulatory authorities may disagree with our clinical trial design and our interpretation of data from clinical trials or may change the requirements for approval even after they have reviewed and commented on the design for our clinical trials.

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
•
transient expression of the Cas9 protein or other genome editing components of our product candidates could lead to patients having an immunological reaction towards those cells, which could be severe or life-threatening;
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

Further, because our ex vivo product candidates involve editing human cells and then delivering modified cells to patients, we are subject to many of the challenges and risks that engineered cell therapies face. For example, patients treated with engineered cell-based gene therapies may experience an allogeneic response leading to allograft rejection and potential local and systemic toxicities, which could be severe or life-threatening.

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

From time to time, we may disclose interim data from our clinical trials, such as the interim results of our ongoing Phase 1 study of NTLA-2001 or our ongoing Phase 1/2 study of NTLA-2002. Interim data from clinical trials that have not been completed are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available or as patients from our clinical trials continue other treatments for their disease. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Consequently, interim data should be viewed with caution until we make the final data and analysis available.

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

Therapeutic applications of genome editing technologies, and CRISPR/Cas9 in particular, for both in vivo products and ex vivo products, are unproven and must undergo rigorous clinical trials and regulatory review before receiving marketing authorization. If the results of our clinical studies or those of any other third parties, including with respect to genome editing technology or engineered cell therapies, are inconclusive or fail to show efficacy or if such clinical trials give rise to safety concerns or adverse events, we may:

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

We cannot provide any assurance that we will be able to successfully advance any of our product candidates, including NTLA-2001, NTLA-2002, NTLA-2003, NTLA-3001 or NTLA-6001, through the entire research and development process. Any of our other programs may show promise, yet fail to yield product candidates for clinical development or commercialization for many reasons. For more information regarding these risks, see the above risk factor section entitled “Risks Related to Preclinical and Clinical Development.”

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

Government authorities and other third party payors, such as private health insurers and health maintenance organizations, decide which drugs and treatments they will cover and the amount of reimbursement. In the U.S., the principal decisions about reimbursement for new medicines are typically made by the Centers for Medicare & Medicaid Services (“CMS”), an agency within the U.S. Department of Health and Human Services. CMS decides whether and to what extent a new medicine will be covered and reimbursed under Medicare, and private payors often follow CMS’s coverage decisions. Other jurisdictions have agencies, such as the National Institute for Health and Care Excellence in the U.K., that evaluate the use and cost-effectiveness of therapies, which impact the utilization and price of the medicine in such jurisdiction.

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

The sale, distribution and marketing of human therapeutics and the relationship with healthcare providers are strictly regulated by laws in the U.S. and most other jurisdictions in which we intend to seek approval for our product candidates. In addition, the collection and use of Personally Identifiable Information, including Protected Health Information (“PHI”), is regulated by federal, state and foreign privacy, data security and data protection laws. Failure to comply with these laws could impair our ability to properly sell our product candidates in particular jurisdictions and subject us to liability from private and governmental entities. In addition, addressing these diverse and sometimes contradictory requirements in myriad jurisdictions may necessitate that we expend significant resources on compliance efforts. Any failure to comply with these requirements may leave us exposed to possible enforcement actions and potential liability.

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
•
the U.S. federal physician payment transparency requirements, sometimes referred to as the “Physician Payments Sunshine Act,” created under the ACA, and their implementing regulations, which require manufacturers of certain products paid under Medicare, Medicaid or the Children’s Health Insurance Program, including biopharmaceutical products, to report information related to payments or other consideration made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other healthcare providers and teaching hospitals, as well as ownership and investment interests held by these healthcare providers and their immediate family members in the manufacturer. Failure to comply could result in civil monetary penalties. Effective January 1, 2022, the U.S. federal physician transparency reporting requirements extend to include transfers of value made to certain non-physician providers (physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists and anesthesiologist assistants, and certified nurse-midwives);
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

Further, the U.S. federal and state government, as well as other jurisdictions, have myriad laws regulating the collection, storage, distribution and use of data of employees, patients, agents and others. These different laws governing the privacy and security of health and other personal information often differ from each other in significant ways and may not have the same effective requirements, thus complicating efforts to comply with their respective provisions. For example:

•
in the U.S., the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH”), imposes requirements relating to the privacy, security and transmission of PHI on certain covered healthcare providers, health plans, and healthcare clearinghouses, and their respective business associates that perform services for them that involve the use or disclosure of such information. These laws impose civil and criminal monetary penalties, and give state attorneys general the authority to file civil actions for damages or injunctions, and attorney’s fees, in federal courts to enforce the laws;
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
•
other U.S. states, such as Massachusetts, Nevada, Illinois, Pennsylvania, Ohio, North Carolina, New Jersey and New York, have enacted and/or are considering laws that impose stringent privacy and/or data security requirements and, most notably, stringent new privacy laws will become effective in Colorado, Virginia, Utah, Connecticut and California in 2023; and
•
around the world, many countries have enacted laws that regulate data protection. In the EU and European Economic Area (“EEA”) the collection and use of personal data is regulated by the General Data Protection Regulation (“GDPR”) and the member states’ related data protection and privacy laws, and in the U.K. by its Data Protection Act 2018 and, as of January 1, 2021, the U.K. GDPR (such laws collectively being described as “European Data Protection Law”). Because the European Data Protection Law applies not only to businesses that are established within the EU but also to any business that offers goods or services to individuals in the EU or U.K., it could apply to us. European Data Protection Law imposes strict requirements, including special protections for “sensitive” personal data which includes health and genetic information of individuals in the EU or the U.K.; expanded disclosures about the personal data use; information retention limitations; mandatory data breach notification requirements; and additional oversight obligations relating to third parties retained to process the personal data. European Data Protection Law grants or enhances the rights of individuals with respect to their personal data, including the rights to object to the processing of the data and request deletion of the same. It also has strict requirements on the transfer of personal data out of the EU or the U.K. to jurisdictions that have not been deemed to offer “adequate” privacy protections, such as the U.S. Failure to comply with the requirements of the European Data Protection Law may result in warning letters, mandatory audits, orders to cease/change the use of data, and financial penalties, including fines of up to 4% of global revenues, or 20,000,000 Euro (£17.5 million in the U.K.), whichever is greater. Moreover, data subjects can seek damages for violations, and non-profit organizations can bring claims on behalf of data subjects.

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

In August 2022, the Inflation Reduction Act of 2022 (the “IRA”) was signed into law. The IRA includes several provisions that will impact our business to varying degrees, including provisions that create a $2,000 out-of-pocket cap for Medicare Part D beneficiaries, impose new manufacturer financial liability on all drugs in Medicare Part D, allow the U.S. government to negotiate Medicare Part B and Part D pricing for certain high-cost drugs and biologics without generic or biosimilar competition, require companies to pay rebates to Medicare for drug prices that increase faster than inflation, and delay the rebate rule that would require pass through of pharmacy benefit manager rebates to beneficiaries. The effect of the IRA on our business and the healthcare industry in general is not yet known.

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

We are increasingly dependent upon information technology systems, infrastructure, and data to operate our business. In the ordinary course of business, we collect, store, and transmit large amounts of confidential information (including but not limited to intellectual property, such as trade secrets, proprietary business information, and personal information). It is critical that we do so in a secure manner to maintain the confidentiality and integrity of such confidential information. We have also outsourced elements of our operations to third parties, and as a result we manage a number of third party vendors who may or could have access to our confidential information. Our third party collaborators, vendors and service providers (including our CMOs and CROs) also have access to large amounts of confidential information relating to our operations, including our research and development efforts. The size and complexity of our information technology systems, and those of third party vendors, service providers and collaborators, and the large amounts of confidential information stored on those systems, make such systems potentially vulnerable to service interruptions or systems failures, or to security breaches from inadvertent or intentional actions by our employees, third party vendors, service providers, collaborators, and/or business partners, or from cyber-attacks by malicious third parties.

In addition to such risks, the adoption of new technologies may also increase our exposure to cybersecurity breaches and failures. Further, having a significant portion of our workforce working from home for extended periods of time due to the COVID-19 pandemic puts us at greater risk of cybersecurity attacks. Cyber-attacks are increasing in their frequency, sophistication, and intensity, and have become increasingly difficult to detect. Cyber-attacks could include the deployment of harmful malware, denial-of-service attacks, social engineering, “phishing” scams, ransomware, network security breaches, and other means to affect service reliability and threaten the confidentiality, integrity, and availability of information. Certain of our service providers have been subject to such attacks and our company or our service providers may be impacted by such attacks in the future. Significant disruptions of these information technology systems or security breaches could adversely affect our business operations and/or result in the loss, misappropriation, and/or unauthorized access, use, or disclosure of, or the prevention of access to, confidential information (including but not limited to trade secrets or other intellectual property, proprietary business information, and personal information), and could result in financial, legal, business, and reputational harm to us and would adversely affect our operations, including our discovery and research and development programs. For example, any such event that leads to unauthorized access, use, or disclosure of personal information, including personal information regarding our employees or current or future clinical trial participants, could harm our reputation, require us to comply with federal and/or state breach notification laws and foreign law equivalents (such as the GDPR or the U.K.’s Data Protection Act), and otherwise subject us to liability, including financial penalties and fines, under laws and regulations that protect the privacy and security of personal information. Also, the loss of preclinical or clinical trial data from completed or future preclinical or clinical trials, respectively, could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, our competitive position could be harmed and the further development and commercialization of our product candidates could be delayed. Security breaches, insider threats and other inappropriate access can be difficult to detect, and any delay in identifying them may lead to increased harm of the type summarized and described above. While we have implemented security measures to protect our information technology systems and infrastructure, there is no assurance that such measures will prevent service interruptions or security breaches that could adversely affect our business.

Interruptions in the availability of server systems or communications with internet or cloud-based services, or failure to maintain the security, confidentiality, accessibility or integrity of data stored on such systems, could harm our business.

We rely upon a variety of internet service providers, third party web hosting facilities, cloud computing platform providers and software as a service (“SaaS”) vendors to support our business. Failure to maintain the security, confidentiality, accessibility or integrity of data stored on such systems could result in interruptions in our operations, damage our reputation in the market, increase our service costs, cause us to incur substantial costs, subject us to liability for damages and/or fines, and divert our resources from other tasks, any one of which could materially adversely affect our business, financial condition, results of operations and prospects. If our security measures or those of our third party data center hosting facilities, cloud computing platform providers, SaaS vendors or third party service partners, are breached, and unauthorized access is obtained to our data or our information technology systems, we may incur significant legal and financial exposure and liabilities.

We also do not have control over the operations of the facilities of our cloud service providers, SaaS vendors or our third party web hosting providers, and they also may be vulnerable to damage or interruption from natural disasters, hardware or software outages, cybersecurity attacks, terrorist attacks and similar events or acts of misconduct. In addition, any changes in these providers’ service levels may adversely affect our ability to meet our requirements and operate our business.

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

We are not profitable and have incurred losses in each period since our inception. Our net loss was $113.2 million for the three months ended September 30, 2022. As of September 30, 2022, we had an accumulated deficit of $1,063.8 million. We expect these losses to increase as we continue to incur significant research and development and other expenses related to our ongoing operations, seek regulatory approvals for our future product candidates, scale-up manufacturing capabilities, maintain, expand and protect our intellectual property portfolio and hire additional personnel to support the development of our product candidates and to enhance our operational, financial and information management systems. Although we believe that our cash, cash equivalents, and marketable securities will enable us to fund our operating and capital expenditure requirements at least through the next twenty four months, we cannot predict the impact of the COVID-19 pandemic on future results of operations and financial condition due to a variety of factors, including the health of our employees, the ability of suppliers to continue to operate and deliver, the ability of Intellia to maintain operations, continued access to transportation resources, any further government and/or public actions taken in response to the pandemic and ultimately the length of the pandemic. We expect to finance our operations through a combination of collaboration revenue, equity or debt financings or other sources, which may include collaborations with third parties. Given the impact of COVID-19 on the U.S. and global financial markets, as well as additional factors such as inflation and rising interest rates, we may be unable to access further equity or debt financing when needed.

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

As part of our business strategy, we may pursue acquisitions or licenses of assets or acquisitions of businesses, or disposition of assets or technologies. For example, in February 2022, we announced the acquisition of Rewrite Therapeutics, Inc. (“Rewrite”) in order to add additional capabilities to our growing platform. We also may pursue strategic alliances and joint ventures that leverage our core technology and industry experience. If we decide to collaborate with other companies to discover, develop and commercialize therapeutic products, we face significant competition in seeking appropriate collaborators because, for example, third parties have comparable rights to the CRISPR/Cas9 system or similar genome editing technologies. In addition, we have limited experience with acquiring, disposing of or licensing assets or forming strategic alliances and joint ventures. Our ability to reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. If we are unable to reach agreements with suitable collaborators on a timely basis, on acceptable terms, or at all, we may have to curtail, delay or abandon discovery efforts or development programs, and the development, manufacture or commercialization of a product candidate, or increase our expenditures and undertake these activities at our own expense. If we elect to fund and undertake discovery, development, manufacturing or commercialization activities on our own, we may need to obtain additional expertise and additional capital, which may not be available to us on acceptable terms or at all. If we fail to enter into collaborations and do not have sufficient funds or expertise to undertake the necessary discovery, development, manufacturing and commercialization activities, we may not be able to further develop our product candidates, manufacture the product candidates, bring them to market or continue to develop our technology and our business may be materially and adversely affected. Furthermore, we may not identify or complete these transactions in a timely manner, on a cost-effective basis, or at all, and we may not realize the anticipated benefits of any acquisition, license, strategic alliance or joint venture.

Risks Related to AvenCell

We launched a new company, AvenCell, alongside Cellex Cell Professionals GmbH and Blackstone Life Sciences Advisors L.L.C. We are exposed to risks associated with the launch of the new company and may not realize the advantages we expect from it.

In July 2021, we launched AvenCell alongside Cellex Cell Professionals GmbH (“Cellex”) and Blackstone Life Sciences Advisors L.L.C. (“BXLS”) (the “AvenCell Launch”). AvenCell acquired GEMoaB GmbH (“GEMoaB”), a wholly owned subsidiary of Cellex. AvenCell combines GEMoaB’s clinical-stage universal CAR-T program and platforms with our allogeneic universal cell engineering platform. In connection with the AvenCell Launch, we entered into a license and collaboration agreement with AvenCell (the “AvenCell License”), under which we will collaborate to develop allogeneic universal CAR-T cell therapies, as well as a co-development and co-funding agreement (the “AvenCell Co/Co Agreement”) to develop allogeneic universal CAR-T cell products targeted to a particular undisclosed immuno-oncology therapeutic target. AvenCell may not be successful in the timeframe we expect, or at all. In addition, if AvenCell fails to develop, obtain regulatory approval for or ultimately commercialize any product candidate from its development programs, including those governed by the respective AvenCell License or AvenCell Co/Co Agreement, or breaches or terminates such agreements, our business, financial condition, results of operations and prospects could be harmed.

Additionally, we, BXLS, and Cellex (together with certain related entities) each have equal ownership of AvenCell and, therefore, share control over portions of the operations of AvenCell. Because of our minority ownership in AvenCell, we have a lesser degree of control over its business operations than our own, thereby potentially increasing the financial, legal, operational and compliance risks Intellia may face in the future. In addition, we may be dependent on controlling shareholders or management of AvenCell who may have business interests, strategies or goals that are inconsistent with ours. These risks include the possibility that AvenCell, BXLS or Cellex has economic or business interests or goals that are or become inconsistent with our economic or business interests or goals; is in a position to take action contrary to our instructions, requests, policies or objectives; subjects us to unexpected liabilities or risks; takes actions that reduce our return on investment; acts in a manner that compromises our key licensed rights, or important IP or other rights that we own or license; or takes actions that harm our reputation or restrict our ability to run our business. Furthermore, as a result of our ownership in AvenCell, we may be required to include AvenCell’s financial information in our consolidated financial results. We have not previously included a minority-owned subsidiary in our financial statements and therefore are subject to increased risk in accurately representing and incorporating AvenCell’s financial statements into our own, which could result in delayed filings with the SEC and the finding of a material or significant weakness, among others. This could result in harmful consequences to our business, including an adverse reaction in the financial markets due to a loss of confidence in the reliability of our consolidated financial statements.

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

Risks Related to Government Regulation

Risks Related to Obtaining Regulatory Approval

While the regulatory framework for approval of gene therapy including genome editing products exists, the limited precedent for genome-edited products makes the regulatory approval process potentially more unpredictable and we may experience significant delays in the clinical development and regulatory approval, if any, of our product candidates.

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

Other non-regulatory entities may impact the regulatory agencies and ethics committees’ evaluation and approval decision regarding our product candidates. For example, in December 2018, the World Health Organization (“WHO”) established the Expert Advisory Committee on Developing Global Standards for Governance and Oversight of Human Genome Editing. While the standards are expected to focus primarily on germline modifications, the guidelines could impact somatic cell editing research programs, such as ours. In March 2019, the WHO Expert Advisory Committee recommended initiating the first phase of a new global registry (the “Registry”) to track research on human genome editing. Accepting this recommendation, the WHO announced plans in August 2019 for an initial phase of the registry using the International Clinical Trials Registry Platform. This phase will include worldwide registries for both somatic cell editing and germline editing clinical trials. Although registration of these clinical trials in the WHO’s Registry currently is voluntary, failure to register could impact the evaluation by the regulators and ethics committees. In July 2021, the WHO Expert Advisory Committee issued recommendations and a governance framework for human genome editing research intended for the international, regional, national and institutional level. For example, the WHO recommended that: clinical trials using somatic human genome editing technologies be reviewed and approved by the appropriate research ethics committee before inclusion in its Registry; basic and preclinical gene editing research also be included in a registry; somatic or germline human genome editing research should only take place in jurisdictions with domestic policy and oversight mechanisms; and relevant patent holders help ensure equitable access to human genome editing interventions. We cannot predict the impact of the WHO’s current and future recommendations, or any policies or actions that ethics committees or regulatory agencies may take in response to such recommendations, on our research, clinical and business plans and results.

Patient enrollment is a significant factor in the timing of clinical trials and is affected by many factors, including willingness of physicians to use an experimental therapy, the availability of existing treatments, the trial’s geographic locations and the number of patients in each geographic location. In addition, our ability to enroll and dose patients may be delayed by the regulatory authority as well as, the IRB or another ethics committee (whether local or national). For example, as set forth in the National Institutes of Health (“NIH”) Guidelines for Research Involving Recombinant or Synthetic Nucleic Acid Molecules (“NIH Guidelines”), gene therapy clinical trials are also subject to review and oversight by an institutional biosafety committee (“IBC”), a local institutional committee that reviews and oversees research utilizing recombinant or synthetic nucleic acid molecules at that institution. Before a clinical trial can begin at any institution, that institution’s IRB and its IBC assesses the safety of the research and identifies any potential risk to public health or the environment. While the NIH Guidelines are not mandatory unless the research in question is being conducted at or sponsored by institutions receiving NIH funding of recombinant or synthetic nucleic acid molecule research, many companies and other institutions not otherwise subject to the NIH Guidelines voluntarily follow them. Further, a clinical trial may be suspended or terminated by us, the relevant IRBs or ethics committees of the trial, or the FDA or other regulatory authorities, or upon a recommendation of the trial's DMC, due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product candidate, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. If we experience termination of, or delays in the completion of, any clinical trial of product candidates, the commercial prospects for our product candidates will be harmed, and our ability to generate product revenue will be impaired. In addition, any delays in completing any clinical trials will increase our costs, slow down our product development and approval process and jeopardize our ability to commence product sales and generate revenue.

We have received orphan drug designation for NTLA-2001 and NTLA-2002 and may in the future seek orphan drug designation for some of our other product candidates, but we may be unable to obtain such designations or to maintain the benefits associated with orphan drug status, including market exclusivity, which may cause our revenue, if any, to be reduced.

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

We have received orphan drug designation for NTLA-2001 for the treatment of ATTR amyloidosis and NTLA-2002 for HAE. We may seek orphan drug designation for some of our other product candidates in orphan indications in which there is a medically plausible basis for the use of these product candidates. Even where we obtain orphan drug designation, exclusive marketing rights in the U.S. may be limited if we seek approval for an indication broader than the orphan designated indication and may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition. In addition, although we intend to seek orphan drug designation for other product candidates, we may never receive such designations.

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

The exit of the United Kingdom from the EU may result in an increased regulatory burden of conducting business in Europe.

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

For instance, the new Clinical Trials Regulation which became effective in the EU on January 31, 2022 and provides for a streamlined clinical trial application and assessment procedure covering multiple EU Member States has not been implemented into U.K. law, and a separate application will need to be submitted for clinical trial authorization in the U.K. In addition, Great Britain is no longer covered by the centralized procedure for obtaining EEA-wide marketing authorizations from the EMA for medicinal products and a separate process for authorization of drug products is required in Great Britain. Until December 31, 2023, the U.K.’s MHRA may rely on a decision taken by the European Commission on the approval of a new marketing authorization in the centralized procedure, in order to more quickly grant a new Great Britain marketing authorization, however a separate application will still be required. Any delay in obtaining, or an inability to obtain, any regulatory approvals, as a result of Brexit or otherwise, would delay or prevent us from commercializing our current or future product candidates in the U.K. and could restrict our ability to generate revenue from that market.

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

Compliance with U.S., both state and federal, and international data protection laws and regulations could require us to take on more onerous obligations in our contracts, restrict our ability to collect, use and disclose data, or in some cases, impact our ability to operate in certain jurisdictions. Failure to comply with these laws and regulations could result in government enforcement actions (which could include civil, criminal and administrative penalties), private litigation, and/or adverse publicity and could negatively affect our operating results and business. Moreover, clinical trial subjects, employees and other individuals about whom we or our potential collaborators obtain personal information, as well as the providers who share this information with us, may limit our ability to collect, use and disclose the information. Claims that we have violated individuals’ privacy rights, failed to comply with data protection laws, or breached our contractual obligations, even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business.

If we fail to comply with environmental, health and safety, and laboratory animal welfare laws and regulations, we could become subject to fines or penalties or incur costs that could harm our business.

We are subject to numerous federal, state and local environmental, health and safety, and laboratory animal welfare laws and regulations. These legal requirements include those governing laboratory procedures and the handling, use, storage, treatment and disposal of hazardous materials and wastes as well as those which regulate the care and use of animals in research. Our operations will involve research using research animals and the use of hazardous and flammable materials, including chemicals and biological materials. Our operations also may produce hazardous waste products. We generally anticipate contracting with third parties for the disposal of these materials and waste. We will not be able to eliminate the risk of contamination or injury from these materials. In the event of contamination or injury resulting from any use by us of hazardous materials, we could be held liable for any resulting damages, and any liability could exceed our resources. We also could incur significant costs associated with civil or criminal fines and penalties for failure to comply with such laws and regulations.

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

Numerous U.S. and foreign issued patents and pending patent applications owned by third parties exist in the fields in which we are developing our product candidates and in areas potentially related to components and methods we use or may use in our research and development efforts. As industry, government, academia and other biotechnology and pharmaceutical research expands and more patents are issued, the risk increases that our product candidates may give rise to claims of infringement of the patent rights of others. Our development candidates are complex and may include multiple components such as Cas9 protein or messenger ribonucleic acid (“mRNA”) encoding Cas9 protein, guide ribonucleic acids (“gRNAs”), targeting molecules, or formulation components such as lipids. We cannot guarantee that any of these components of our technology, processes, future product candidates or the use of such product candidates do not infringe third party patents. It is also possible that we have failed to identify relevant third party patents or applications. Because patent rights are granted jurisdiction-by-jurisdiction, our freedom to practice certain technologies, including our ability to research, develop and commercialize our product candidates, may differ by country.

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

On December 14, 2020, the PTAB declared an additional interference between the same 14 allowable patent applications in the UC/Vienna/Charpentier patent family, and one patent application owned by ToolGen, Inc. And, on June 21, 2021, the PTAB declared another interference between the same 14 allowable patent applications in the UC/Vienna/Charpentier patent family and one patent application owned by Sigma-Aldrich Co. LLC (a subsidiary of Merck KGaA). Because the patent applications involved in these interferences also purport to cover the use of CRISPR/Cas9 for gene editing in eukaryotic cells, the PTAB seeks to determine between the various groups which one invented first and is entitled to the resulting patents. A decision on motions issued in the ToolGen interference on September 28, 2022, and the priority phase of that interference was suspended until a mandate concludes the Federal Circuit appeal and cross-appeal in the UC/Vienna/Charpentier interference with the Broad Institute. The Sigma-Aldrich interference is in its motions phase, and an order scheduling oral argument issued on October 24, 2022. If either the Broad Institute, ToolGen or Sigma-Aldrich were to succeed in their respective interference, the prevailing party or parties could seek to assert its issued patents against us based on our CRISPR/Cas9-based activities, including commercialization.

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

Further, these third parties, and others, have also filed patent applications and obtained patents covering aspects of the CRISPR/Cas9 technology in other key jurisdictions, including the EU members, the U.K., China and Japan. If these patents are deemed valid and cover our product candidates or related activities, we could be prevented from developing and commercializing all or some of our product candidates unless we license the relevant intellectual property or avoid it.

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

In addition to the protection afforded by patents, we seek to rely on trade secret protection and confidentiality agreements to protect our proprietary and confidential information. We also utilize proprietary processes for which it would be difficult to enforce patents. In addition, other elements of our product discovery and development processes involve proprietary know-how, information, or technology that is not covered by patents. Trade secrets, however, may be difficult to protect. We seek to protect our proprietary processes, in part, by entering into confidentiality agreements with our employees, consultants, outside scientific advisors, contractors, and collaborators, and we also rely on federal and state laws requiring our directors, employees, contractors and collaborators to protect our proprietary information. Although we use reasonable efforts to protect our trade secrets, our employees, consultants, outside scientific advisors, contractors, and collaborators might intentionally or inadvertently disclose our trade secret information to competitors. In addition, competitors may otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. Furthermore, the laws of some foreign countries do not protect proprietary rights to the same extent or in the same manner as the laws of the U.S. As a result, we may encounter significant problems in protecting and defending our intellectual property both in the U.S. and abroad. If we are unable to prevent unauthorized material disclosure of our intellectual property to third parties, or misappropriation of our intellectual property by third parties, we may not be able to establish or maintain a competitive advantage in our market, which could materially adversely affect our business, operating results, and financial condition. Our trade secrets and other confidential information of ours may also be exposed through cybersecurity attacks, ransomware attacks, and other hacking attempts directed at our information technology systems and those of our employees, consultants, outside scientific advisors, contractors, vendors and collaborators. For more information, please see the risk factor section entitled “Risks Related to Data and Privacy.”

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

•
the success of our products or technologies or competing products or technologies;
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

As of June 30, 2022, our executive officers, directors, 5% or greater stockholders and their affiliates beneficially owned approximately 31.2% of our outstanding voting stock. These stockholders may have the ability to influence us through their ownership positions. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to control elections of directors or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

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

On August 23, 2019, we filed a Registration Statement on Form S-3, as amended (the “2019 Shelf”) with the SEC, which was declared effective on September 12, 2019 (File No. 333-233448) in relation to the registration of common stock, preferred stock, debt securities, warrants and units of any combination thereof. We also simultaneously entered into an Open Market Sale Agreement (the “2019 Sale Agreement”) with the Sales Agent, to provide for the offering, issuance and sale of up to an aggregate amount of $150.0 million of our common stock from time to time in “at-the-market” offerings under the 2019 Shelf and subject to the limitations thereof. We paid to the Sales Agent cash commissions of 3.0% of the gross proceeds of sales of common stock under the 2019 Sale Agreement. Through September 30, 2022, we issued 3,778,889 shares of our common stock at an average price of $37.80 per share in accordance with the 2019 Sale Agreement for aggregate net proceeds of $138.0 million, after payment of cash commissions to the Sales Agent and approximately $0.5 million related to legal, accounting and other fees in connection with the sales. As of September 30, 2022, the 2019 Sale Agreement had expired. In June 2020, we issued 6,301,370 shares of our common stock, including the exercise in full by the underwriters of their option to purchase an additional 821,917 shares, at the public offering price of $18.25 per share pursuant to the 2019 Shelf for aggregate cash consideration of $107.7 million, after payment of commissions and fees and approximately $0.4 million related to legal, accounting and other fees in connection with the sales. In June 2020 we also issued 925,218 shares of our common stock to Regeneron in a private placement for an aggregate cash consideration of $30.0 million, or $32.42 per share, representing a 100% premium over the volume-weighted average trading price of the Company’s common stock during the 30-day period prior to the closing. On November 30, 2020, we filed a Registration Statement on Form S-3ASR (the “Universal Shelf”) with the SEC, which was automatically declared effective upon filing (File No. 333-251022) in relation to the registration of common stock, preferred stock, debt securities, warrants and units of any combination thereof. In December 2020, we issued 5,513,699 shares of our common stock, including the exercise in full by the underwriters of their option to purchase an additional 719,178 shares, at the public offering price of $36.50 per share pursuant to the Universal Shelf for aggregate cash consideration of $188.9 million, after deducting the underwriting discount, commissions and offering expenses. In July 2021, we issued 4,758,620 shares of our common stock, including the exercise in full by the underwriters of their option to purchase an additional 620,689 shares, at the public offering price of $145.00 per share pursuant to the Universal Shelf for aggregate cash consideration of approximately $648.3 million, after deducting the underwriting discount, commissions and estimated offering expenses. In March 2022, we entered into an Open Market Sale Agreement (the “2022 Sale Agreement”) with the Sales Agent, to provide for the offering, issuance and sale of up to an aggregate amount of $400.0 million of our common stock from time to time in “at-the-market” offerings under the Universal Shelf and subject to the limitations thereof. We will pay to the Sales Agent cash commissions of 3.0% of the gross proceeds of sales of common stock under the 2022 Sale Agreement. Through September 30, 2022, we issued 553,204 shares of our common stock at an average price of $58.82 per share in accordance with the 2022 Sale Agreement for aggregate net proceeds of $31.5 million, after payment of cash commissions to the Sales Agent and approximately $0.1 million related to legal, accounting and other fees in connection with the sales. As of September 30, 2022, $8.3 million of these proceeds were recorded as a current asset on our condensed consolidated balance sheet, representing offerings with trade dates in September 2022 that were settled in October 2022. In addition, sales of a substantial number of shares of our outstanding common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock. Persons who were our stockholders prior to our IPO continue to hold a substantial number of shares of our common stock that many of them are now able to sell in the public market. Significant portions of these shares are held by a relatively small number of stockholders. Sales by our stockholders of a substantial number of shares, or the expectation that such sales may occur, could significantly reduce the market price of our common stock.

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

Dated: November 3, 2022

INTELLIA THERAPEUTICS, INC.

By:	/s/ John M. Leonard
John M. Leonard, M.D.
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Glenn G. Goddard
Glenn G. Goddard
Executive Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)