Form 10-K
period 2022-12-31
Intellia Therapeutics, Inc.
filed 2023-02-23
CIK 1652130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $3,889,074,263 as of June 30, 2022 (based on a closing price of $51.76 per share as quoted by the Nasdaq Global Market as of such date). In determining the market value of non-affiliate common stock, shares of the registrant’s common stock beneficially owned by officers, directors and affiliates have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The registrant had 88,017,939 shares of Common Stock, $0.0001 par value per share, outstanding as of February 17, 2023.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference certain information from the registrant’s definitive Proxy Statement for its 2023 annual meeting of shareholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year end of December 31, 2022. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

Intellia Therapeutics, Inc.

Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2022

Forward-looking Information

This Annual Report on Form 10-K contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may be identified by such forward-looking terminology as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. Our forward-looking statements are based on a series of expectations, assumptions, estimates and projections about our company, are not guarantees of future results or performance and involve substantial risks and uncertainty. We may not actually achieve the plans, intentions or expectations disclosed in these forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in these forward-looking statements. Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including the risks and uncertainties inherent in our statements regarding:

•
our ability to execute our clinical study strategy for NTLA-2001, our program for the treatment of transthyretin (“ATTR”) amyloidosis, including the ability to successfully execute later-stage clinical studies, or the success of such program;
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
•
our ability to successfully execute our development plans for our preclinical programs, including NTLA-2003, NTLA-3001 and NTLA-6001;
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
•
Our technological advancements and any potential for revenue may be derived in part from our collaborations, including, for example, with Regeneron Pharmaceuticals, Inc. (“Regeneron”), and if the collaboration or co-development agreements related to a material collaboration were to be terminated or materially altered in an adverse manner, our business, financial condition, results of operations and prospects may be harmed.
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
•
We could be unable to avoid, obtain or invalidate patent rights of third parties necessary to develop, manufacture or commercialize our product candidates in one or more jurisdictions.
•
We have incurred net losses in each period since our inception, anticipate that we will continue to incur net losses in the future and may never achieve profitability.
•
The price of our common stock historically has been volatile, which may affect the price at which you could sell any shares of our common stock.

PART I

Item 1. Business

Overview

We are a leading clinical-stage genome editing company, focused on developing potentially curative therapeutics using CRISPR/Cas9-based technologies. CRISPR/Cas9, an acronym for Clustered, Regularly Interspaced Short Palindromic Repeats (“CRISPR”)/CRISPR associated 9 (“Cas9”), is a technology for genome editing, the process of altering selected sequences of genomic deoxyribonucleic acid (“DNA”). To fully realize the transformative potential of CRISPR/Cas9-based technologies, we are building a full-spectrum genome editing company, by leveraging our modular platform, to advance in vivo and ex vivo therapies for diseases with high unmet need by pursuing two primary approaches. For in vivo applications to address genetic diseases, we deploy CRISPR/Cas9 as the therapy that targets cells within the body. In parallel, we are developing ex vivo applications to address immuno-oncology and autoimmune diseases, where we use CRISPR/Cas9 as the tool to create the engineered cell therapy. Our deep scientific, technical and clinical development experience, along with our robust intellectual property (“IP”) portfolio, have enabled us to unlock broad therapeutic applications of CRISPR/Cas9 and related technologies to create new classes of genetic medicine.

Treating—and potentially curing—a broad range of severe diseases will require multiple gene editing approaches. With proprietary CRISPR/Cas9-based technology at the core of our platform, we continue to add new capabilities to expand our current solutions for addressing a multitude of life-threatening diseases. These additions include our proprietary base editor and DNA writing technology, as well as novel CRISPR enzymes, which provide us with the capabilities to achieve multiple editing strategies.

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
•
Be the best place to make therapies; and
•
Focus on long-term sustainability.

Our lead in vivo candidates, NTLA-2001 for the treatment of transthyretin (“ATTR”) amyloidosis and NTLA-2002 for the treatment of hereditary angioedema (“HAE”), are the first CRISPR/Cas9-based therapy candidates to be administered systemically, via intravenous infusion, for precision editing of a gene in a target tissue in humans. In parallel, we are advancing multiple ex vivo programs, wholly owned and in collaboration with partners, for the treatment of immuno-oncology and autoimmune diseases.

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

Strategy

Our strategy is to advance our full-spectrum genome editing company, focused on developing and commercializing curative CRISPR/Cas9-based therapeutics, by leveraging our modular platforms. Our approach to realizing the broad potential of genome editing includes:

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

Aggressively Pursuing In Vivo Liver Indications to Develop Therapeutics Rapidly with Our Proprietary Delivery System. For our in vivo indications, we select well-validated targets in diseases with significant unmet medical needs where there are predictive biomarkers, or measurable indicators of a biological condition or state, with strong disease correlation and where the CRISPR/Cas9 technology and our proprietary delivery tools can be applied towards developing novel therapeutics. Our current in vivo pipeline targets diseases of the liver, including ATTR amyloidosis, HAE and the liver manifestation of alpha-1 antitrypsin deficiency (“AATD”) as a gene knockout approach to remove unwanted protein, all of which we believe we can address using our proprietary lipid nanoparticle (“LNP”) delivery system. In addition, we are developing therapeutic candidates that leverage our gene insertion platform to restore native protein for the treatment of the lung manifestation of AATD, hemophilia A, hemophilia B, and additional disease indications.

Actively Developing and Expanding Ex Vivo Therapeutic Programs. We are independently researching and developing proprietary engineered cell therapies to treat various cancers and autoimmune diseases. We are deploying our LNP-based cell engineering platform and allogeneic technology, a first-of-its-kind engineering solution designed to avoid both T cell and natural killer (“NK”) cell-mediated rejection, to advance a pipeline of wholly owned and partnered ex vivo programs. We are pursuing targeting modalities, such as T cell receptors (“TCRs”) and chimeric antigen receptors (“CARs”), with broad potential in multiple immuno-oncology and autoimmune indications.

Continuing to Leverage Strategic Partnerships to Accelerate Clinical Development. We view strategic partnerships as important drivers for accelerating the achievement of our goal of rapidly developing curative therapies. The potential application of the CRISPR/Cas9 system and derivative technologies is extremely broad, and we plan to continue to identify partners who can contribute meaningful resources and technical expertise to our programs and allow us to more rapidly bring scientific innovation to a broader patient population. Our ongoing partnership on in vivo programs for genetic diseases with Regeneron Pharmaceuticals, Inc. (“Regeneron”), a leader in genetics-driven drug discovery and development, and our collaborations with AvenCell Therapeutics, Inc. (“AvenCell”), a newly formed corporation with a world-leading clinical-stage universal chimeric antigen receptor T (“CAR-T”) cell platform; SparingVision SAS (“SparingVision”), a genomic medicine company developing vision saving treatments for ocular diseases; Kyverna Therapeutics, Inc. (“Kyverna”), a cell therapy company engineering a new class of therapies for autoimmune and inflammatory diseases; and ONK Therapeutics, Ltd. (“ONK”), a cell therapy company engineering a new class of NK cell therapies to treat cancer, exemplify this strategy.

Growing Our Leadership Position in the Field of Genome Editing. We are committed to broadening our capabilities to remain at the cutting edge of genome editing research. We will continue to invest internally in developing our platform capabilities, including innovative genome editing, delivery and cell engineering technologies to advance new therapeutic programs. We will also continue to explore accessing external technologies or opportunities to enhance our leadership position in developing innovative therapeutics.

Our Pipeline

The following table summarizes the status of our most advanced programs:

PROGRAM	APPROACH	Research	IND-Enabling	Early-Stage Clinical	Late-Stage Clinical	PARTNER
***In Vivo:* CRISPR is the therapy**						
NTLA-2001: Transthyretin Amyloidosis	Knockout					LEAD Intellia Therapeutics* REGENERON
NTLA-2002: Hereditary Angioedema	Knockout					Intellia Therapeutics
NTLA-2003: AATD-Liver Disease	Knockout					Intellia Therapeutics
NTLA-3001: AATD-Lung Disease	Insertion					Intellia Therapeutics
Hemophilia B	Insertion					Intellia Therapeutics REGENERON* LEAD
Hemophilia A	Insertion					Intellia Therapeutics REGENERON* LEAD
Research Programs	Knockout, Insertion, Consecutive Edits					Intellia Therapeutics
Research Programs	Various					Intellia Therapeutics REGENERON** SparingVision
***Ex Vivo:* CRISPR creates the therapy**						
NTLA-6001: CD30+ Lymphomas	Allo CAR-T					Intellia Therapeutics
Acute Myeloid Leukemia / Solid Tumors	Allo WT1-TCR					Intellia Therapeutics
Research Programs	Allo – Undisclosed					Intellia Therapeutics
Research Programs	Various					Intellia Therapeutics AvenCell kyverna ONK Therapeutics
Other Novartis Programs	CAR-T, HSC, OSC	Undisclosed				Intellia Therapeutics*** NOVARTIS

* Lead development and commercial party; ** Rights to certain *in vivo* targets; *** Milestones & royalties only

AATD: alpha-1 antitrypsin deficiency; **CAR-T**: chimeric Antigen Receptor T Cells; **HSC**: hematopoietic stem cells; **OSC**: ocular stem cells; **TCR**: T cell receptor

In Vivo Programs

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

Limitations of Current Treatment Options

Currently, there are three therapies for the treatment of ATTRv-PN approved in the United States (“U.S.”), and four approved in most major markets outside of the U.S. While these therapies have shown the potential to slow or halt the progression of neuropathic symptoms, and in some patients lead to an improvement in symptoms, their approved prescribing instructions require them to be administered chronically for the life of the patient in order to sustain benefit. Additionally, patient response to these therapies varies. While some patients may experience symptomatic improvement after being treated with these therapies, the disease continues to progress in many of the treated patients, which highlights the continued need for efficacious and potentially curative therapies. At present, there is only one therapy approved for ATTR-CM (including both ATTRv-CM and ATTRwt-CM) which has shown the ability to improve patient outcomes, though most patients still appear to have the progressive disease. As with the treatments for ATTRv-PN, chronic, lifetime dosing is required to sustain the therapeutic effects.

Our Approach

NTLA-2001 is the first investigational CRISPR-based therapy to be systemically delivered to edit genes inside the human body and has the potential to be the first single-dose treatment for ATTR amyloidosis. Delivered with our in vivo LNP technology, NTLA-2001 offers the possibility of halting and reversing the disease by driving a deep, consistent and potentially lifelong reduction in TTR protein after a single dose. Using this approach, we aim to address ATTR amyloidosis regardless of the disease manifestation. It has been clinically validated that a significant correlation between TTR protein reduction and therapeutic benefit exists. Additionally, these studies suggest that loss of TTR gene expression from the liver would be well-tolerated in adult humans. We believe our approach may improve patient outcomes by significantly and consistently reducing TTR protein levels after a single dose, as opposed to life-long, chronic therapy.

About the NTLA-2001 Clinical Program

Our global Phase 1 study is an open-label, two-part study of NTLA-2001 in adults with ATTR amyloidosis. The trial consists of two arms; one arm to evaluate NTLA-2001 for ATTR-CM and the other arm for ATTRv-PN.

For both the ATTR-CM and ATTRv-PN arms of the study, the primary objectives are to assess the safety, tolerability, pharmacokinetics and pharmacodynamics of NTLA-2001. Patients receive a single dose of NTLA-2001 via intravenous administration. The study consists of a single-ascending dose phase in Part 1 and, following the identification of a recommended dose, an expansion phase in Part 2.

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

ATTR-CM Arm:

In November 2022, we presented positive interim results from the dose-escalation portion of the ongoing Phase 1 clinical trial of NTLA-2001 at the American Heart Association (“AHA”) Scientific Sessions 2022. The interim data were from 12 adult patients with ATTR-CM with New York Heart Association (“NYHA”) Class I – III heart failure. The data presented were as of a data cut-off date of August 25, 2022. Single doses of 0.7 mg/kg and 1.0 mg/kg of NTLA-2001 were administered via intravenous infusion, and the change from baseline in serum TTR protein concentration was measured for each patient. These data showed deep and sustained mean serum TTR reductions of greater than 90% at the 0.7 mg/kg and 1.0 mg/kg doses at day 28. These deep reductions in serum TTR were sustained through the observation period, with patient follow-up ranging from four to six months. At both dose levels, NTLA-2001 was generally well tolerated. One patient in the 0.7 mg/kg dose NYHA Class III cohort experienced a Grade 3 infusion-related reaction, which resolved without clinical sequalae. No clinically significant laboratory abnormalities were observed at either dose level. These data support NTLA-2001’s potential as a one-time treatment to permanently inactivate the TTR gene and reduce the disease-causing protein in people with ATTR-CM.

In December 2022, the planned enrollment of the dose-expansion portion of the ATTR-CM arm was completed to support a U.S. Investigational New Drug (“IND”) submission for the pivotal study. We anticipate submitting an IND application in mid-2023 and initiating a global pivotal trial for ATTR-CM by year-end 2023, subject to regulatory feedback. We plan to present additional data from the ATTR-CM arm of the Phase 1 study in 2023, including longer-term safety and durability data as well as emerging clinical endpoints.

ATTRv-PN Arm:

In June 2022, we presented updated interim data from the dose-escalation portion of the ongoing Phase 1 study of NTLA-2001 at the European Association for the Study of the Liver (“EASL”) International Liver Congress 2022. Extended follow-up data from 15 ATTRv-PN patients showed that deep, dose-dependent reductions in serum TTR observed with prior readouts were sustained through the last measured timepoint of follow-up, reaching 12 months in 0.1 mg/kg and 0.3 mg/kg cohorts and six months in the 0.7 mg/kg and 1.0 mg/kg cohorts. Both 0.7 mg/kg and 1.0 mg/kg doses led to greater than 85% mean TTR reduction at day 28. The durability and persistence of effect continue to support NTLA-2001 as a potential one-time treatment to permanently inactivate the TTR gene and reduce the disease-causing protein.

In August 2022, we announced plans to add a second cohort to the dose-expansion portion of the polyneuropathy arm, which will evaluate a 55 mg dose, the fixed dose corresponding to 0.7 mg/kg. The decision to study a second dose was based on the following: (1) the emerging data from the dose-escalation portion of the cardiomyopathy arm showed similar serum TTR reduction at both the 0.7 mg/kg and 1.0 mg/kg doses, (2) the comparability of performance at the 0.7 mg/kg and 1.0 mg/kg dose in the dose-escalation portion of the polyneuropathy arm, which led to an 86% and 93% mean and 97% and 98% maximum TTR reduction at day 28, respectively, and (3) a significant elevation in liver enzymes, which normalized without medical intervention, observed at day 28 in a patient treated in the dose-expansion portion of the polyneuropathy arm at the 80 mg dose (the fixed dose corresponding to 1.0 mg/kg). While the adverse event is considered possibly related to study drug, this patient was asymptomatic, had no increase in bilirubin and the event was deemed nonserious by the investigator. In November 2022, we announced the initiation of patient dosing at the 55 mg dose in Part 2, the dose-expansion portion of the study.

During the first quarter of 2023, the planned enrollment of the dose-expansion portion of the ATTRv-PN arm in the Phase 1 study was completed to inform a pivotal study. We are preparing for a Phase 3 study, which will include discussions with regulatory authorities, and we plan to present additional clinical data from the ATTRv-PN arm of the Phase 1 study in 2023.

Hereditary Angioedema (“HAE”) Program

Background

HAE is a rare genetic disorder characterized by recurrent, painful and unpredictable episodes of severe swelling. The most common areas of the body to develop swelling are the limbs, face, intestinal tract and airway. Minor trauma or stress may trigger an attack but swelling often occurs without a known trigger. Episodes involving the intestinal tract cause severe abdominal pain, nausea and vomiting. Swelling in the airway can restrict breathing and lead to life-threatening obstruction of the airway. The disease is caused by increased levels of bradykinin, a protein which leads to swelling. Most patients with HAE have a deficiency of C1 esterase inhibitor (“C1-INH”) protein, which normally prevents the overproduction of bradykinin that causes the recurring, debilitating and potentially fatal swelling attacks in people living with HAE. It is estimated that greater than 15,000 patients have been diagnosed with HAE in the U.S. and Europe.

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

Our Approach

Using our modular LNP delivery system, we aim to knock out the kallikrein B1 (“KLKB1”) gene in the liver with a single dose with the potential to permanently reduce total plasma kallikrein protein and activity and thereby ameliorate the frequency and intensity of HAE attacks. We expect our approach should eliminate the current, significant treatment burden for people living with HAE and minimize the risk of breakthrough attacks with extensive and continuous reduction in plasma kallikrein activity. We believe KLKB1 knockout to be safe, as humans with prekallikrein deficiency appear to have no known health effects. In addition, inhibition of kallikrein activity has proven to be clinically effective as a prophylactic treatment for HAE.

About the NTLA-2002 Clinical Program

Our multi-national Phase 1/2 study is evaluating the safety, tolerability, pharmacokinetics and pharmacodynamics of NTLA-2002 in adults with Type I or Type II HAE. This includes the measurement of kallikrein protein levels and activity as determined by HAE attack rate measures. The Phase 1 portion of the study is an open-label, single-ascending dose design used to identify up to two dose levels of NTLA-2002 that will be further evaluated in the randomized, placebo-controlled Phase 2 portion of the study. This Phase 1/2 study is intended to identify the dose of NTLA-2002 for use in future studies. NTLA-2002 has received orphan drug designation for the treatment of HAE by the FDA and the Innovation Passport from the United Kingdom (“U.K.”) Medicines and Healthcare products Regulatory Agency (“MHRA”).

In September 2022, we announced positive interim results from an ongoing Phase 1/2 clinical study of NTLA-2002 in an oral presentation at the 2022 Bradykinin Symposium held in Berlin, Germany. The data presented were from the initial six adult patients with HAE in the dose-escalation study with a data cut-off date of July 27, 2022. Administration of single doses of NTLA-2002 led to dose-dependent reductions in plasma kallikrein with mean reductions of 65% and 92% in the three subjects for each of the 25 mg and 75 mg dose cohorts by week eight, respectively. In addition to plasma kallikrein levels, HAE attack rates are also being measured in the study, with the first analysis occurring at the end of the pre-specified 16-week primary observation period. A single dose of 25 mg of NTLA-2002 resulted in a mean reduction in HAE attacks of 91% through the 16-week observation period. Additionally, two of the three patients have not had a single HAE attack since treatment, and all three patients have been attack-free since week 10 (based on follow-up through weeks 24-32). Patients in the 75 mg cohort had not completed the primary 16-week observation period by the data cut-off date. At both dose levels NTLA-2002 was generally well-tolerated, and the majority of adverse events were mild in severity. The most frequent adverse events were infusion-related reactions, which were mostly Grade 1 and resolved within one day. No dose-limiting toxicities, no serious adverse events and no adverse events of Grade 3 or higher were observed. No clinically significant laboratory abnormalities were observed, including any significant elevation in liver enzymes.

In November 2022, we announced additional positive interim results from the ongoing first-in-human study of NTLA-2002 in an oral presentation at the American College of Allergy, Asthma & Immunology (“ACAAI”) 2022 Annual Scientific Meeting held in Louisville, Kentucky. The data presented were from 10 adult patients with HAE in the dose-escalation portion of the study with a data cut-off date of September 28, 2022. Administration of a single dose of NTLA-2002 led to mean plasma kallikrein reduction of 81% in the four subjects for the 50 mg dose cohort by day 22. Previously reported deep plasma kallikrein reductions achieved in the 25 mg and 75 mg dose cohorts were sustained through the observation period, which ranged from week 16 to week 32. Mean reduction in HAE attacks of 78% (week 1-16) and 89% (week 5-16) were observed in the 75 mg dose cohort. All patients treated in the 25 mg and

75 mg dose cohorts, who completed the pre-specified 16-week observation period, remained attack-free through the data cut-off date (patient follow-up ranged from 2.3 to 10.6 months). Patients in the 50 mg cohort had not completed the primary 16-week observation period. At all three dose levels, NTLA-2002 was generally well-tolerated, and the majority of adverse events were mild in severity. The most frequent adverse events were infusion-related reactions, which were mostly Grade 1 and resolved within one day. No dose-limiting toxicities, no serious adverse events and no adverse events of Grade 3 or higher were observed. No clinically significant laboratory abnormalities were observed.

We selected two doses (25 mg and 50 mg) to further evaluate NTLA-2002 in the Phase 2 portion of the study.

In February 2023, we announced the initiation of patient screening in the Phase 2 portion of the Phase 1/2 study of NTLA-2002 in New Zealand. In addition, we announced that the Company recently submitted an IND application for NTLA-2002 to the U.S. FDA to support inclusion of U.S. sites in the Phase 2 portion of the study. We plan to present additional clinical data from the Phase 1 portion of the study in 2023, including safety, durability and attack-rate data across all cohorts.

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

It is estimated that there are approximately 250,000 individuals globally and greater than 60,000 individuals in the U.S. with the ZZ genotype, the genotype most associated with AATD and the downstream clinical manifestations. There are another 1.25 million individuals globally estimated to have the SZ genotype, who are also at enhanced risk of developing AATD. While augmentation therapy is available for the treatment of AATD, the effect on pulmonary exacerbations and on the progression of emphysema in AATD has not been conclusively demonstrated in randomized, controlled clinical trials. Also, at present, there are no therapies that have been approved for the treatment of liver disease resulting from AATD.

Limitations of Current Treatment Options

There are multiple therapies approved by the FDA to treat patients with emphysema caused by hereditary AATD. All marketed therapies are alpha-1 proteinase inhibitors (alpha-1 antitrypsin) given through intravenous infusion, with the goal of augmenting naturally-occurring low levels of A1AT. To maintain benefit, current therapies are usually given weekly for the duration of a patient’s lifetime. Currently marketed therapies may slow the progression of disease and lung dysfunction, but there remains high unmet need for more effective, and less burdensome, therapies that can further slow, halt, or even reverse disease progression. Further, there are no pharmacological therapies for liver disease, and patients that develop end-stage liver disease are managed with liver transplants.

Our Approaches

NTLA-3001 for associated lung disease:

NTLA-3001 is a wholly owned, first-in-class CRISPR-mediated in vivo targeted gene insertion development candidate for the treatment of AATD-associated lung disease. It is designed to precisely insert a healthy copy of the SERPINA1 gene, which encodes the A1AT protein, with the potential to restore permanent expression of functional A1AT protein to therapeutic levels after a single dose. We reported preclinical data showing that insertion of a healthy form of the SERPINA1 gene led to normal human A1AT levels in non-human primates (“NHPs”), which were sustained through the duration of the 52-week study. Our approach seeks to improve patient outcomes, including eliminating the need for weekly intravenous infusions of A1AT augmentation therapy or lung transplant in severe cases. We are planning to submit an IND or IND-equivalent application for NTLA-3001 in the second half of 2023.

NTLA-2003 for associated liver disease:

NTLA-2003 is our wholly owned, in vivo knockout development candidate for the treatment of AATD-associated liver disease. It is designed to inactivate the SERPINA1 gene responsible for the production of abnormal A1AT protein in the liver. This approach aims to halt the progression of liver disease and eliminate the need for liver transplant in severe cases. We reported preclinical data showing that knockout of the endogenous cynomolgus SERPINA1 gene led to therapeutically relevant reductions of the disease-associated protein in NHPs, which were sustained for the duration of the study. We plan to complete the ongoing IND-enabling activities for NTLA-2003 by year-end 2023.

In Vivo Research Programs

We continue to work on various liver-focused programs, such as hemophilia A and hemophilia B, which we are co-developing with Regeneron, as well as other liver targets, which we are working on both independently and in partnership with Regeneron, that would leverage our capabilities to knockout, insert and make consecutive edits to the genome.

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

In the third quarter of 2021, we and Regeneron, the lead party for this program, nominated a Factor 9 (“F9”) gene insertion development candidate for our Hemophilia B (“Hem B”) program, leveraging our jointly developed targeted transgene insertion capabilities to insert F9. F9 is a gene that encodes Factor IX (“FIX”), a blood-clotting protein that is missing or defective in Hem B patients. In preclinical studies, we and Regeneron demonstrated the first CRISPR/Cas9-mediated targeted transgene insertion in the liver of NHPs using F9 as a model gene. Following a single dose of the hybrid LNP-adeno-associated virus (“AAV”) delivery system containing an F9 DNA template, we demonstrated that the circulating human FIX protein levels achieved in NHPs were at or above normal levels. The NHP data expands on our previous data showing durability of therapeutically relevant human FIX protein levels achieved in mice for over 12 months.

We are further investigating delivery strategies that target tissues outside of the liver. For example, we have presented preclinical data establishing proof-of-concept for non-viral genome editing of bone marrow and hematopoietic stem cells (“HSCs”) in mice. This represented our first demonstration of systemic in vivo genome editing in bone marrow using our proprietary non-viral delivery platform. We believe these results extend our modular in vivo capabilities to treat inherited blood disorders such as sickle cell disease. In addition, we are collaborating with SparingVision to develop novel genomic medicines utilizing CRISPR/Cas9 technology for the treatment of ocular diseases.

With the continued progression of our in vivo research programs, we nominated an additional development candidate for the treatment of an undisclosed prevalent disease in 2022.

Ex Vivo Programs

We are independently researching and developing proprietary engineered cell therapies to treat various oncological and other disease indications, for example TCR-engineered T cells and CAR-T cells for immuno-oncology applications and engineered regulatory T cells for autoimmune disorders. Our diverse product strategy includes multiple elements. In particular:

•
We are developing allogeneic cellular therapies, which are cells derived from unrelated donors and modified outside of the human body to allow them to be administered to an unrelated patient. These allogeneic cellular therapies could be used to treat both oncological and immunological diseases. Our proprietary technologies, including our LNP-based cell engineering platform and novel allogeneic solution, are designed to offer significant advantages over both autologous cell therapies and allogeneic approaches being investigated by others. Preclinical data presented on our differentiated allogeneic engineering platform showed allogeneic T cells were shielded from immune rejection, both host T and NK cell attack.
•
We are developing TCR-engineered T cells as immuno-oncological therapies. For example, in our existing collaboration with Ospedale San Raffaele (“OSR”), Milan, a leading European research-university hospital, we have identified optimized TCRs that recognize a tumor target, Wilms’ Tumor 1 (“WT1”), that could be used to treat a variety of blood cancers and solid tumors.
•
In addition, we strategically partner with others who possess complementary capabilities or technologies to bring forth innovative engineered cell therapy candidates outside of our core areas of focus. This includes collaborations with AvenCell and Kyverna, who are leveraging our ex vivo genome editing platform to develop novel cell therapy candidates for a variety of therapeutic indications, as well as ONK to advance CRISPR-edited NK cell therapy candidates. Further, our partner Novartis Institutes for BioMedical Research, Inc. (“Novartis”) is developing therapies directed to selected targets using CAR-T cells for oncology indications, as well as HSC and ocular stem cell (“OSC”)-based therapy candidates.

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

Our Approach

NTLA-6001 is our wholly owned, allogeneic CAR-T development candidate targeting CD30 for the treatment of CD30-expressing hematologic cancers, including relapsed or refractory classical Hodgkin's lymphoma (“cHL”). NTLA-6001 is the first candidate developed using our proprietary allogeneic cell engineering platform. We are identifying collaboration opportunities to advance the development of NTLA-6001.

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

Ex Vivo Research Programs

We are developing engineered cell therapies to treat a range of hematological and solid tumors. We are pursuing modalities, such as TCRs and CARs, with broad potential in multiple indications. We are advancing efforts for allogeneic therapies to move from liquid to solid tumors. Our researchers are developing and improving cell-engineering manufacturing and delivery processes that, we believe, may allow us to deliver T cell therapies with high levels of editing, robust levels of cell expansion, desirable memory phenotypes, improved function and no translocations above background levels.

Our proprietary T cell engineering process using LNPs to engineer cell therapies enables multiple, sequential gene edits. We have shared preclinical data demonstrating that our LNP-based engineering technology is a significant improvement over electroporation, the standard engineering process used to introduce proteins and nucleic acids into cells. The resulting T cells engineered with LNPs had improved cell properties and performance both in vitro and in vivo as compared to electroporation. The data support the ability of our platform to be used for a variety of targeting modalities, including CARs and TCRs, and to support both autologous and allogeneic T cell candidates. The LNP-based approach has been used in multiple ex vivo candidates in development by us and our collaborators.

In October 2022, at the European Society of Gene & Cell Therapy 29th Congress, we highlighted our proprietary allogeneic solution to create engineered T cells with high anti-tumor activity, which may be uniquely capable of persisting in the patient to maintain durable responses. Notably, a novel combination of gene edits, including knockout of human leukocyte antigen (“HLA”) Class II and HLA-A while retaining HLA-B and HLA-C proteins, yielded T cells capable of avoiding rejection by host T and NK cells in preclinical models. With our approach, we are able to pursue a simplified HLA matching strategy (only matching for HLA-B and HLA-C with homozygous donors for a 2/2 match) between healthy donor T cells and recipient patients, allowing for the development of an “off-the-shelf” therapy that addresses the majority of the patient population with only a small set of donors. Our allogeneic platform is being deployed for investigational TCR-T and CAR-T cell therapies.

Our genome editing capabilities include a novel, proprietary cytosine deaminase base editor technology. We have demonstrated the technology’s potential for enhanced cell engineering, with multiple simultaneous gene knockouts achieving >90% T cell editing efficiency and no detectable increase in translocation above background levels.

Novartis-Led Research Programs

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

We are committed to staying at the forefront of the genome editing revolution and will continue to advance our technology platform through a mix of both internal research and development and external opportunities in order to potentially serve more patients across a broad set of diseases. With proprietary CRISPR/Cas9-based technology at the core of our platform, we continue to add new capabilities to expand our current solutions for therapeutic application. These additions include our proprietary base editor, as well as novel CRISPR-derivative enzymes, which provide us with the capabilities to achieve multiple editing strategies. Consistent with our ambitions to build the broadest genome editing toolbox, in February 2022 we announced the acquisition of Rewrite Therapeutics, Inc. (“Rewrite”), a private biotechnology company focused on advancing novel DNA writing technologies. Rewrite has developed promising new tools for genome editing, including DNA writing via CRISPR/Cas9-guided polymerases. Rewrite also has developed an approach that could improve the efficiency of genome editing in non-dividing cell types, a key challenge for some existing editing platforms. Since the acquisition of Rewrite, we have implemented and expanded the platform leveraging Intellia's tool box and know-how, and demonstrated robust performance and versatility. These tools may allow for targeted corrections, insertions, deletions, and the full range of single-nucleotide changes, which could provide new ways to edit disease-causing genes and broaden the therapeutic potential for genomic medicines. We believe Rewrite’s technology could likely be delivered using our LNP technology and AAV vectors.

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

Gene Insertion

While knockout edits can be made using solely a Cas9 protein and gRNA, other kinds of editing, involving repair and insertion, additionally require a template DNA that contains a desired genomic sequence that may be inserted or used to correct a patient’s original sequence. For ex vivo applications, in addition to delivering a Cas9-gRNA complex to cleave the cellular DNA sequence at the desired location, the desired DNA template may be delivered by physical means such as LNP in combination with a Cas9-gRNA complex, or by other means such as viral vectors or chemical means. For in vivo applications, we have developed combination approaches for delivering the editing machinery by LNP, and the repair and insertion templates by AAV vectors. We are independently advancing our in vivo gene insertion platform for multiple genes of interest to treat a variety of diseases, such as AATD, and working closely with Regeneron to advance programs for the treatment of hemophilia A and hemophilia B. We have demonstrated in NHP and rodent preclinical models the ability to precisely insert a gene, including SERPINA1 and F9, to produce normal human levels of the missing protein.

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

Our proprietary LNPs encapsulate the therapeutic cargo, providing it with stability, selective delivery, improved pharmacologic properties and controlled circulation time. Our therapeutic cargo is designed to degrade relatively quickly, resulting in transient expression of Cas9. We see multiple advantages of using LNPs as an in vivo delivery vehicle, particularly as optimized by us for delivery of the CRISPR/Cas9 system or its components. First, LNPs have been clinically validated as an effective delivery vehicle of therapeutic nucleic acids to the liver after intravenous administration. LNPs have shown to have favorable tolerability in humans, with toxicities being dose-dependent, monitorable and reversible. Additionally, LNPs are chemically well-defined and have a completely synthetic route of manufacture, which permits greater scalability, product quality and controls. LNPs are tunable, do not exhibit cargo size limitations and can co-formulate different nucleic acid components, such as messenger RNA and gRNAs. There is no pre-existing immunity to the LNP or limiting de novo immunity after dosing, allowing for repeat dosing as required by the therapeutic approach. We are currently advancing our programs using our proprietary LNP delivery system, which uses a set of biodegradable, well-tolerated lipids, based on lipids originally developed by Novartis and in-licensed by us for use with all genome editing technologies, including CRISPR/Cas9 products. To date, we have successfully demonstrated well-tolerated in vivo editing in various animal models, including in mouse, rat and NHP livers, with a single dose of systemically delivered LNPs. In addition, we have moved into early-stage human clinical trials using LNPs as the delivery mechanism. Based on interim data reported from the first-in-human study of NTLA-2001, we have also successfully demonstrated that LNP delivery of CRISPR/Cas9 is well-tolerated in humans.

We plan to continue to further improve on our LNP system to optimize delivery of a variety of CRISPR/Cas9 therapeutic components, including templates for repair and insertion edits. In parallel, we are exploring additional delivery vehicles, including synthetic particles and viral vectors. We also are developing delivery strategies that we believe will allow us to target other tissues.

Ex Vivo Delivery

Cellular therapies are based on the administration of engineered human cells that are modified to provide or restore necessary functions in the cells of patients, or to target and eliminate cells with harmful attributes, such as cancer cells. The cells to be modified ex vivo can come from the individual patient (autologous source) or from another individual (allogeneic source). The CRISPR/Cas9 system can be used to modify cells outside the body using clinically proven delivery methods, such as electroporation. We are exploring these standard methods in parallel with our own newly-developed proprietary LNP-based delivery methods, which may provide advantages such as increased delivery efficiency and cell viability.

Ex Vivo Allogeneic Platform

We have developed a proprietary allogeneic cell engineering platform to overcome one of the key challenges to current allogeneic approaches employed by others, which is host rejection of the adoptive cell therapy. In preclinical studies, our allogeneic technology demonstrated the ability to create T cells with high anti-tumor activity capable of avoiding host T and NK cells, and thereby persisting to maintain durable responses. Our proprietary approach leverages a novel combination of sequential edits, including knockout of HLA Class II and HLA-A while retaining HLA-B and HLA-C proteins. With our approach, we can pursue a simplified HLA matching strategy between healthy donor T cells and recipient patients, allowing for the development of an “off-the-shelf” therapy that addresses the majority of the patient population with only a small set of donors. Our allogeneic platform is being deployed for investigational TCR-T and CAR-T cell therapies.

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

On May 30, 2020, we entered into (i) amendment no. 1 (the “2020 Regeneron Amendment”) to the 2016 Regeneron Agreement, (ii) co-development and co-funding agreements for the treatment of hemophilia A and hemophilia B (the “Hemophilia Co/Co”) agreements and (iii) a stock purchase agreement. Our collaboration with Regeneron under the Hemophilia Co/Co agreements is described above in the section entitled “Our Pipeline – In Vivo Research Programs”. In addition, the 2020 Regeneron Amendment extended the collaboration under the 2016 Agreement until April 2024, at which point Regeneron has an option to renew for an additional two years. The 2020 Regeneron Amendment also grants Regeneron exclusive rights to develop products for five additional in vivo CRISPR/Cas-based therapeutic liver targets and non-exclusive rights to independently develop and commercialize up to 10 ex vivo gene edited products made using certain defined cell types. Refer to Note 9 to our consolidated financial statements of this

Annual Report on Form 10-K for a detailed description of the terms related to the 2016 Regeneron Agreement and the 2020 Regeneron Amendment.

AvenCell Therapeutics, Inc. (“AvenCell”)

On July 30, 2021, we finalized a transaction in which we, Cellex Cell Professionals GmbH (“Cellex”) and funds managed by Blackstone Life Sciences Advisors L.L.C. (“BXLS”) established a new universal CAR-T cell therapy company, AvenCell, which included executing a license and collaboration agreement (the “LCA”), under which we are collaborating with AvenCell to develop at least seven allogeneic switchable, universal CAR-T cell products that combine our allogeneic technology with AvenCell’s switchable, universal CAR-T cell platforms, called the UniCAR and RevCAR technologies (the “Allo Collaboration”). In addition, we granted AvenCell a license to develop and commercialize genome edited UniCAR and RevCAR T cell therapies. Additionally, AvenCell will pay us to provide supply and manufacturing services for them, including supplying good manufacturing practice (“GMP”) CRISPR reagents to support the research and development of such UniCAR and RevCAR T cell products under the Allo Collaboration until the completion of the first Pivotal Trial (as defined in the LCA) of the first such product. In July 2021, we also entered into a co-development and co-funding agreement with AvenCell (the “AvenCell Co/Co”). In November 2022, we conducted a portfolio prioritization review of our ex vivo pipeline and decided to discontinue the AvenCell Co/Co, effectively turning over control of the program to AvenCell. We will also have one option to enter into an additional co-development and co-funding agreement from selected allogeneic universal CAR-T cell therapy products that the parties intend to develop under the Allo Collaboration for a payment of $30.0 million to AvenCell.

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

Rewrite Therapeutics Inc. (“Rewrite”)

On February 2, 2022, we entered into an Agreement and Plan of Merger with, inter alia, Rewrite Therapeutics, Inc. (the “Rewrite Merger Agreement”). Under the Rewrite Merger Agreement, we agreed to pay Rewrite’s former stockholders and optionholders (the “Rewrite Holders”) (a) upfront consideration in an aggregate amount of approximately $45.0 million payable in cash, excluding customary purchase price adjustments, and (b) up to an additional $155.0 million in milestone payments, including $55.0 million upon the achievement of certain pre-specified research milestones and $100.0 million upon achievement of a certain regulatory approval milestone, payable through a mixture of $130.0 million in cash and $25.0 million in shares of common stock. In September 2022, Rewrite merged into Intellia, with Intellia as the surviving entity. In January 2023, a $25.0 million research milestone was achieved and, in February 2023, we paid the Rewrite Holders a mixture of cash and 567,045 shares of common stock in order to fulfill this obligation.

Novartis Institutes for BioMedical Research, Inc. (“Novartis”)

In December 2014, we entered into the 2014 Novartis Agreement, primarily focused on the research of new ex vivo CRISPR/Cas9-edited therapies using CAR-T cells and HSCs. The agreement was amended in December 2018 to also include research on OSCs. In December 2019, per the terms of the 2014 Novartis Agreement, the research term ended, although the 2014 Novartis Agreement remains in effect, for which we will be eligible to receive milestone and royalty payments in the future. In June 2021, we entered into Amendment No. 3 (the “Amendment”) to the 2014 Novartis Agreement. In consideration for a one-time payment to Novartis of $10.0 million, the Amendment amended Novartis’ rights with respect to all of the CAR-T Therapeutic Targets (as defined in the 2014 Novartis Agreement) that Novartis selected under the 2014 Novartis Agreement, including making Novartis’ license non-exclusive for such CAR-T Therapeutic Targets and related amendments to Novartis’ diligence, reporting obligations and sublicensing rights. Since December 31, 2021, there have been no other material changes to the key terms of the 2014 Novartis Agreement as amended. In February 2023, Novartis opted to discontinue development of its autologous, CRISPR-edited ex vivo HSC program targeting fetal hemoglobin for the treatment of sickle cell disease that resulted from our research collaboration. For further information on the terms and conditions of these agreements, refer to Note 9 to our consolidated financial statements of this Annual Report on Form 10-K.

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

Our licensed patent portfolio encompasses foundational filings on the use of CRISPR/Cas9 systems for genome editing, improvement modifications of these CRISPR systems, LNP technologies, TCRs for specific targets, and cell expansion technology relevant to stem cell-based therapies. We access these patent estates from licensors, including Caribou, Novartis, OSR and others. We also actively apply for, maintain, and plan to defend and enforce, as needed, our internally developed and externally licensed patent rights. Furthermore, we continue to search for and evaluate opportunities to in-license IP relevant to our targeted therapeutic programs and platforms and to develop and acquire new IP in collaboration with third parties.

In addition to our in-licensed IP, our IP portfolio includes over 60 patent families filed since 2015 covering solely or jointly owned technologies that we have developed independently or through our collaborations with Novartis, Regeneron and OSR. The patent families claim inventions relating to CRISPR/Cas9 improvements, methods for delivering CRISPR/Cas9 complexes, methods of treating diseases using CRISPR/Cas9 genome editing, and methods for analyzing editing events, among others. Patents resulting from our internal portfolio, if issued, would expire no earlier than 2036.

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

We have agreed to pay 30.0% of Caribou’s patent prosecution, filing and maintenance costs for the IP included in the license agreement, which has amounted to a total of $8.8 million incurred through December 31, 2022. Any patents that grant or have granted from these applications will expire in or after 2034, assuming payment of necessary maintenance fees. We also granted Caribou an exclusive, royalty-free, worldwide license, with the right to sublicense, to any CRISPR/Cas9 patents, patent applications and know-how in Caribou’s retained fields of use owned or developed by us between July 16, 2014 and January 30, 2018. Caribou, which is obligated to pay a portion of our patent filing, prosecution and maintenance costs for any such licensed IP, also has an option to sublicense any CRISPR/Cas9 IP in-licensed by us for uses and activities in its retained field of use.

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

On October 17, 2018, we initiated an arbitration proceeding against Caribou asserting that Caribou violated the terms and conditions of the Caribou License, as well as other contractual and legal obligations to us. On September 26, 2019, we announced that the arbitration panel issued an interim award concluding that Caribou had violated the terms of the exclusive license granted to us pursuant to the Caribou License. But the arbitration panel declared that Caribou has an equitable “leaseback” to use certain IP exclusively licensed to us in an on-going Caribou CAR-T cell program, specifically the product candidate identified as CB-010. On June 16, 2021, we executed a Leaseback Agreement (“Leaseback”) with Caribou, which concluded the ongoing arbitration. Under the Leaseback, we received $1.0 million as an upfront payment and may receive future regulatory and sales milestones, and single-digit royalties payable by Caribou, based on the development and commercialization of CB-010. Caribou also will be responsible for any payments required in respect of our in-licensed IP.

The Regents of the University of California and the University of Vienna Intellectual Property

The UC/Vienna/Charpentier IP covers methods of use and compositions relating to engineered CRISPR/Cas9 systems for, among other things, cleaving or editing DNA and altering gene product expression in various organisms, including humans. The earliest claimed priority date for the patents in the UC/Vienna/Charpentier IP is May 25, 2012. As of December 31, 2022, this family includes over 50 issued patents in the U.S. and over 30 granted patents outside the U.S., including for example the U.K., Australia, China, Japan, Israel, Mexico and the approximately 40 countries that are members of the European Patent Convention. Applications continue to be prosecuted in the United States Patent and Trademark Office (“USPTO”) and other patent agencies across the world. Patents issued from this family will expire in or after 2033, if successfully maintained.

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

On June 25, 2019, the PTAB declared another interference between the UC/Vienna/Charpentier and the Broad, which specifically involves their respective eukaryotic patent families, to determine which research group first invented the use of the CRISPR/Cas9 technology in eukaryotic cells and, therefore, is entitled to the patents covering the invention. On August 26, 2019, the PTAB redeclared the interference to include additional UC/Vienna/Charpentier patent applications covering the invention that had also been found allowable by the USPTO. As of December 31, 2020, the interference involved 14 allowable patent applications from the UC/Vienna/Charpentier eukaryotic patent family and 13 patents and one patent application from the Broad Institute patent family. The PTAB held a hearing in this interference on February 4, 2022. On February 28, 2022, the PTAB issued a Decision of Priority and Judgment in the patent interference finding that the Broad patents and application have priority over the UC/Vienna/Charpentier involved applications with respect to the subject matter of the interference. On March 30, 2022, CVC filed a notice of appeal in the Broad Interference, and the Broad Institute has cross-appealed.

In addition, the PTAB has instituted and completed the motions phase in interferences between the same 14 allowable patent applications in the UC/Vienna/Charpentier portfolio, and certain patent rights owned by ToolGen, Inc. (“ToolGen”), and certain patent rights owned by Sigma-Aldrich Co. LLC, a Merck KGaA subsidiary (“Sigma-Aldrich”). In both interferences, ToolGen and Sigma-Aldrich, respectively, purport that their patent rights cover the use of CRISPR/Cas9 for gene editing in eukaryotic cells. Both interferences are stayed pending a decision from the Court of Appeals for the Federal Circuit in the Broad Interference. If either the Broad, ToolGen or Sigma-Aldrich were to succeed in their respective interference, the prevailing party or parties could seek to assert its issued patents against us based on our CRISPR/Cas9-based activities, including product commercialization. Defense of these claims, regardless of their merit, would involve substantial litigation expense, would be a substantial diversion of management and other employee resources from our business and may impact our reputation. In the event of a successful claim of infringement against us, we may have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, obtain one or more licenses from third parties, pay royalties or redesign our infringing products, which may not be feasible or require substantial time and monetary expenditure. In that event, we could be unable to further develop and commercialize our product candidates, which could harm our business significantly.

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

Novartis In-Licensed Intellectual Property

The 2014 Novartis Agreement grants us worldwide, non-exclusive, royalty-free rights to a portfolio of 14 Novartis patent families containing granted patents and pending applications in the U.S. and internationally relating to LNP compositions, methods of use and modified nucleic acids. The license under the 2014 Novartis Agreement permits us to use the Novartis LNPs to develop therapeutic, prophylactic, and palliative CRISPR-based in vivo products. Under a December 2018 amendment to the 2014 Novartis Agreement, we obtained rights to use these LNPs both in vivo and ex vivo for any genome editing product. The licensed patents will expire by or after December 2030. The term of the license continues until the expiration of the last-to-expire patent right that is licensed to either party. If we attempt to challenge any of the patents in the licensed families, Novartis may terminate the license on a patent-by-patent basis. We cannot guarantee that our products or delivery methods will be covered by issued claims in these families.

Manufacturing

We have entered into certain manufacturing and supply arrangements with third-party suppliers to support production of our product candidates and their components. In addition, we have entered into a lease to build out a new manufacturing facility in Waltham, Massachusetts, which would support GMP manufacturing for preclinical through commercial supply. We plan to continue to rely on qualified third-party organizations and our own capabilities to produce or process bulk compounds, formulated compounds, viral vectors or engineered cells for IND-supporting activities and to supply materials for clinical trials. We expect that clinical and commercial quantities of any in vivo product or engineered cells that we may seek to develop will be manufactured in GMP compliant facilities and by processes that comply with FDA and other regulatory agency requirements. At the appropriate time in the product development process of each product candidate, we will determine whether to use our internal manufacturing capabilities and facilities or continue to rely on third parties to manufacture commercial quantities of such products that we may successfully develop.

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

We are also aware of companies developing therapies in various areas related to our specific research and development programs. For ex vivo, these companies include Allogene Therapeutics, Inc., Precision BioSciences, Inc., CRISPR Therapeutics AG and Cellectis S.A. For in vivo, these companies include Editas Medicine, Inc., CRISPR Therapeutics AG, Locus Biosciences, Inc., Excision Biotherapeutics, Inc. and Precision Biosciences, Inc.

Specific to our NTLA-2001 program, we are aware of other companies that are currently commercializing or developing products and therapies used to treat TTR amyloidosis, including Pfizer, Inc., Alnylam Pharmaceuticals, Inc., AstraZeneca Pharmaceuticals LP, Ionis Pharmaceuticals, Inc., BridgeBio Pharma Inc. and Novo Nordisk A/S.

Specific to our NTLA-2002 program, we are aware of other companies that are currently commercializing or developing products used to treat HAE including Takeda Pharmaceutical Company Limited, Astria Therapeutics Inc., ADARx Therapeutics, Inc., BioCryst Pharmaceuticals Inc., BioMarin Pharmaceutical Inc., Pharming Group N.V., and CSL Limited.

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

Within the FDA, the Center for Biologics Evaluation and Research (“CBER”) regulates biological products, including gene and cell therapies. CBER’s Office of Therapeutic Products (“OTP”) is responsible for oversight of gene therapy and related products, and the Cellular, Tissue and Gene Therapies Advisory Committee (“CTGTAC”) advises CBER on its reviews. Human gene therapy products are defined as all products that mediate their effects by transcription or translation of transferred genetic material or by specifically altering host (human) genetic sequences. Some examples of gene therapy products include nucleic acids, genetically modified microorganisms (e.g., viruses, bacteria, fungi), engineered site-specific nucleases used for human genome editing, and ex vivo genetically modified human cells. FDA has published guidance documents related to, among other things, gene therapy products in general and their preclinical assessment, potency or other quality testing, and chemistry, manufacturing and control information in gene therapy IND applications, and long-term adverse event monitoring of clinical trial subjects; all of which are intended to facilitate industry’s development of these products. More recently and as part of the implementation of the 21st Century Cures Act, FDA has issued a number of guidances pertaining to regenerative medicine advanced therapies, which include cell therapy, therapeutic tissue engineering products, human cell and tissue products and combination products using any such therapies or products. Additionally, gene therapies, including genetically modified cells, that lead to a durable modification of cells or tissues may meet the definition of a regenerative medicine therapy. A number of guidances have been revised to reflect the growing knowledge and incorporation of newer technology, including certain considerations for genome editing. A small, but growing number of gene therapy products have been approved by regulatory agencies. In 2012, the EMA authorized the marketing of the first gene therapy product approved by regulatory authorities anywhere in the Western world. And in the U.S., in 2017, the FDA approved the first two cell-based, gene therapy products as well as a gene therapy product. Additional gene therapies have been approved in the U.S. since then.

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

Within 60 days following submission of the application, the FDA reviews the BLA to determine if it is substantially complete before the agency accepts it for filing. The FDA may refuse to file any BLA that it deems incomplete or not properly reviewable at the time of submission, including for failure to pay required fees, and may request additional information. In this event, the application must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review of the BLA. The FDA reviews the application to determine, among other things, whether the proposed product is safe and effective (or, in the case of biologics, to ensure safety, purity and potency), and whether the product is being manufactured in accordance with cGMP, and in certain cases, cGTP, requirements to ensure and preserve the product’s identity, safety, strength, quality, potency and purity. The FDA may refer applications for novel products or products that present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions. During the FDA review and approval process, the FDA also will determine whether a Risk Evaluation and Mitigation Strategy (“REMS”) is necessary to assure the safe use of the biological product candidate. If the FDA concludes a REMS is needed, the sponsor of the BLA must submit a proposed REMS; the FDA will not approve the application without a REMS, if required.

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

If a product receives regulatory approval, the approval may be significantly limited to specific diseases, dosages or patient subgroups or the indications for use may otherwise be limited, which could restrict the commercial value of the product. Further, the FDA may require that certain contraindications, warnings, precautions or adverse events be included in the product labeling. The FDA may impose restrictions and conditions on product distribution, prescribing, or dispensing in the form of a REMS, or otherwise limit the scope of any approval. In addition, the FDA may require post marketing clinical trials, sometimes referred to as Phase 4 clinical trials, designed to further assess a product’s safety and effectiveness, and testing and surveillance programs to monitor the safety of approved products that have been commercialized.

One of the performance goals agreed to by the FDA under the PDUFA VII (Fiscal Years 2023-2027) is to review 90% of BLAs in 10 months from the 60-day filing date, and 90% of priority BLAs in six months from the 60-day filing date, whereupon a review decision is to be made. The FDA does not always meet its PDUFA goal dates for standard and priority BLAs, and its review goals are subject to change with PDUFA reauthorization. The review process and the PDUFA goal date may be extended by three months if the FDA requests or the BLA sponsor otherwise provides additional information or clarification regarding information already provided in the submission, also known as a Major Amendment, within the last three months before the PDUFA goal date.

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

Expedited Development and Review Programs

In the U.S. and the EU, as well as in other countries, there are a number of programs to expedite development, review and approval of products for serious or life-threatening disease or condition that address an unmet medical need in the relevant regulatory jurisdiction. In the U.S., these FDA programs include Fast Track Designation, priority review, accelerated approval, Breakthrough Therapy designation and Regenerative Medicine Advanced Therapies. Similar programs in the EU include accelerated assessment, conditional approval and PRIME, which stands for priority medicines.

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

In the U.S., any product is eligible for priority review if it treats a serious condition and, if approved, would provide a significant improvement in safety or effectiveness of the treatment, prevention, or diagnosis of that condition. The FDA will attempt to direct additional resources to the evaluation of an application for a new drug or biological product designated for priority review in an effort to facilitate the review. Additionally, a product may be eligible for accelerated approval. Biological products studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments may be eligible for accelerated approval, which means that they may be approved on the basis of adequate and well-controlled clinical trials establishing that the product has an effect on a surrogate endpoint that is reasonably likely to predict a clinical benefit, or on the basis of an effect on a clinical endpoint other than survival or irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity or prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA may require that a sponsor of a product subject to accelerated approval perform adequate and well-controlled, post-marketing confirmatory clinical trials to confirm the effect on irreversible morbidity or mortality or other clinical benefit. Under the Food and Drug Omnibus Reform Act of 2022 (“FDORA”), the FDA is now permitted to require, as appropriate, that post-approval confirmatory trials be underway prior to approval or within a specific time period after accelerated approval is granted. Failure to conduct required post-approval studies with due diligence, or to confirm a clinical benefit during post-marketing studies, will allow the FDA to withdraw the drug from the market and, under FDORA, the FDA has increased authority for expedited procedures to withdraw approval of a product granted accelerated approval. In addition, the FDA generally requires, unless otherwise informed by the agency, pre-approval of promotional materials as a condition for accelerated approval, which could adversely impact the timing of the commercial launch of the product.

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

Biosimilars and Exclusivity

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “Affordable Care Act” or “ACA”), signed into law on March 23, 2010, includes a subtitle called the Biologics Price Competition and Innovation Act of 2009 (“BPCIA”), which created an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-licensed reference biological product in the U.S. Biosimilarity, which requires that there be no clinically meaningful differences between the biological product and the reference product in terms of safety, purity and potency, can be shown through analytical studies, animal studies, and a clinical trial or trials. Interchangeability requires that a product is biosimilar to the reference product and the product must demonstrate that it can be expected to produce the same clinical results as the reference product and, for products administered multiple times, the biologic and the reference biologic may be switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic. Starting in 2015, the FDA commenced licensing biosimilars under the BPCIA, and there are currently numerous biosimilars approved in the U.S. and Europe. The FDA has issued a number of draft and final guidance documents outlining an approach to review and approval of biosimilars and interchangeable biological products.

The BPCIA also contains various provisions regarding exclusivity for reference and interchangeable products and procedures for sharing and litigating patents covering the reference product. A reference biologic is granted 12 years of exclusivity from the time of first licensure of the reference product. The first biologic product submitted under the abbreviated approval pathway that is determined to be interchangeable with the reference product is eligible for a period of exclusivity against other biologics submitted under the abbreviated approval pathway during which time the FDA may not determine that another product is interchangeable with the same reference product for any condition of use. The FDA may approve multiple “first” interchangeable products so long as they are all approved on the same first day of marketing. This exclusivity period, which may be shared amongst multiple first interchangeable products, lasts for the lesser of (i) one year after the first commercial marketing, (ii) 18 months after approval if there is no legal challenge, (iii) 18 months after the resolution in the applicant’s favor of a lawsuit challenging the biologic’s patents if an application has been submitted, or (iv) 42 months after the application has been approved if a lawsuit is ongoing within the 42-month period. The BPCIA, however, is complex and only beginning to be interpreted and implemented by the FDA. In addition, proposed legislation has sought to reduce the 12-year reference product exclusivity period. Other aspects of the BPCIA, some of which may impact the BPCIA exclusivity provisions, have also been the subject of recent litigation. As a result, the ultimate impact, implementation, and meaning of the BPCIA is subject to significant uncertainty.

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
•
the U.S. federal physician payment transparency requirements, sometimes referred to as the “Physician Payments Sunshine Act,” created under the ACA, and their implementing regulations, which require manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually, to the Centers for Medicare and Medicaid Services (“CMS”), information related to payments or other “transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other healthcare providers, and teaching hospitals, as well as ownership and investment interests held by physicians, other healthcare providers, and their immediate family members. Failure to submit required information may result in civil monetary penalties for all payments, transfers of value or ownership or investment interests that are not timely, accurately, and completely reported in an annual submission. Effective January 1, 2022, these reporting obligations extend to include transfers of value made to certain non-physician providers, such as physician assistants and nurse practitioners;
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

In the U.S., there has been a flurry of legislative activity at the state level. California recently enacted the California Consumer Privacy Act (“CCPA”), which creates new individual privacy rights for California consumers (as defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA will require covered companies to provide new disclosure to consumers about such companies’ data collection, use and sharing practices, provide such consumers new ways to opt-out of certain sales or transfers of personal information, and provide consumers with additional causes of action. The CCPA went into effect on January 1, 2020, and the California Attorney General could commence enforcement actions for violations beginning July 1, 2020. The California Attorney General’s CCPA regulations went into effect on August 14, 2020, and their application may further impact our business activities. The uncertainty surrounding the application of CCPA and its regulations exemplifies the vulnerability of our business to the evolving regulatory environment related to personal data and protected health information. Further, a California privacy law, the California Privacy Rights Act (“CPRA”), was passed by voters on November 3, 2020 and entered into force on January 1, 2023. The CPRA substantially modifies the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information and by establishing a state agency vested with the authority to enforce the CCPA. The CPRA also creates additional obligations with respect to the processing of personal information, including regulating personal information collected about employees, applicants and retirees as well as that which is collected in a business to business capacity. We anticipate additional costs associated with CCPA compliance and we cannot yet fully determine the impact that the CCPA or other privacy laws, regulations and standards may have on our business. Additionally, some observers have noted that the CCPA and CPRA could mark the beginning of a trend toward more stringent privacy legislation in the U.S., which could increase our potential liability and adversely affect our business. Already, in the U.S., we have witnessed significant developments at the state level. For example, on March 2, 2021, Virginia enacted the Consumer Data Protection Act (the “CDPA”) and, on July 8, 2021, Colorado’s governor signed the Colorado Privacy Act (“CPA”) into law. The CDPA and the CPA both became effective January 1, 2023. While the CDPA and CPA incorporate many similar concepts of the CCPA and CPRA, there are also several key differences in the scope, application, and enforcement of the law that will change the operational practices of regulated businesses.

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

Regulation in the European Union

Clinical Trial Approval

In April 2014, the EU adopted the new Clinical Trials Regulation, (EU) No 536/2014, which replaced the current Clinical Trials Directive 2001/20/EC on 31 January 2022. The Clinical Trials Regulation is directly applicable in all EU Member States meaning no national implementing legislation in each EU Member State is required. The new Clinical Trials Regulation aims to simplify and streamline the approval of clinical trials in the EU. The main characteristics of the Regulation include: a streamlined application procedure via a single-entry point through the Clinical Trials Information System (“CTIS”); a single set of documents to be prepared and submitted for the application as well as simplified reporting procedures for clinical trial sponsors; and a harmonized procedure for the assessment of applications for clinical trials, which is divided in two parts (Part I contains scientific and medicinal product documentation and Part II contains the national and patient-level documentation). Part I is assessed by a coordinated review by the competent authorities of all EU Member States in which an application for authorization of a clinical trial has been submitted (Member States concerned) of a draft report prepared by a Reference Member State. Part II is assessed separately by each Member State concerned. Strict deadlines have been established for the assessment of clinical trial applications. The role of the relevant ethics committees in the assessment procedure will continue to be governed by the national law of the concerned EU Member State. However, overall related timelines will be defined by the Clinical Trials Regulation.

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

The ten-year market exclusivity may be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for orphan designation, for example, if the product is sufficiently profitable not to justify maintenance of market exclusivity. Additionally, marketing authorization may be granted to a similar medicinal product for the same therapeutic indication at any time if:

•
the second applicant can establish that its product, although similar to an orphan product, is safer, more effective or otherwise clinically superior to such authorized product;
•
the marketing authorization holder for the authorized orphan product consents to a second orphan medicinal product application; or
•
the marketing authorization holder for the authorized orphan product cannot supply enough orphan medicinal product.

Pediatric development

In the EU, companies developing a new medicinal product must agree upon a PIP with the EMA, and must conduct pediatric clinical trials in accordance with that PIP, unless a waiver applies, (e.g., because the relevant disease or condition occurs only in adults). This requirement also applies when a company wants to add a new indication, pharmaceutical form or route of administration for a medicine that is already authorized. The MAA for the product must include the results of pediatric clinical trials conducted in accordance with the PIP, unless a waiver applies, or a deferral has been granted, in which case the pediatric clinical trials must be completed at a later date. Products that are granted a marketing authorization on the basis of the pediatric clinical trials conducted in accordance with the PIP are eligible for a six month extension of the protection under a SPC provided an application for such extension is made at the same time as filing the SPC application for the product, or at any point up to two years before the SPC expires, even where the trial results are negative. This pediatric reward is subject to specific conditions and is not automatically available when data in compliance with the PIP are developed and submitted.

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

Brexit and the Regulatory Framework in the United Kingdom

The U.K. formally left the EU on January 31, 2020. The EU and the U.K. have concluded a trade and cooperation agreement (“TCA”), which was provisionally applicable since January 1, 2021 and has been formally applicable since May 1, 2021. The TCA includes specific provisions concerning pharmaceuticals, which include the mutual recognition of GMP, inspections of manufacturing facilities for medicinal products and GMP documents issued, but does not foresee wholesale mutual recognition of U.K. and EU pharmaceutical regulations. At present, Great Britain has implemented EU legislation on the marketing, promotion and sale of medicinal products through the Human Medicines Regulations 2012 (as amended) (under the Northern Ireland Protocol, the EU regulatory framework will continue to apply in Northern Ireland). The regulatory regime in Great Britain therefore currently aligns with EU regulations in many ways, however it is possible that these regimes will diverge more significantly in the future now that Great Britain’s regulatory system is independent from the EU.

The MHRA in the U.K. established a new medicines approval pathway following Brexit, known as the Innovative Licensing and Access Pathway (“ILAP”), which aims to accelerate the time to market and facilitate patient access to certain types of medicinal products in development which target a life-threatening or seriously debilitating condition, or where there is a significant patient or public health need. The first step in the ILAP is receipt of an Innovation Passport, which allows for enhanced engagement with the MHRA and its partner agencies. Once an Innovation Passport has been granted, the next step in the pathway is the preparation of a target development profile (“TDP”) document by the MHRA and the U.K.’s health technology assessment agencies. The TDP sets out the regulatory and development milestones, identifies potential issues and creates a roadmap to achieving early patient access in the U.K. The TDP also gives access to a toolkit where a number of tools can be selected as needed for a particular medicine or stage of development. These tools include rolling review of a marketing authorization application, whereby data can be submitted for review on a rolling basis as it becomes available.

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

Since its enactment, there have been numerous judicial, administrative, executive, and legislative challenges to certain aspects of the ACA and we expect there will be additional challenges and amendments to the ACA in the future. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court's decision, President Biden issued an Executive Order to initiate a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The Executive Order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how other healthcare reform measures of the Biden administrations or other efforts, if any, to challenge, repeal or replace the ACA, will impact our business.

Other legislative changes relevant to the healthcare system have been adopted in the U.S. since the ACA was enacted.

•
In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013, and, due to subsequent legislative amendments, will remain in effect through 2030 unless additional Congressional action is taken. Pursuant to the Coronavirus Aid, Relief, and Economic Security Act, also known as the CARES Act, as well as subsequent legislation, these reductions were suspended from May 1, 2020 through March 31, 2022 due to the COVID-19 pandemic. Following the suspension, a 1% payment reduction occurred beginning April 1, 2022 through June 30, 2022, and the 2% payment reduction resumed on July 1, 2022.
•
In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers,

cancer centers and other treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.
•
On May 30, 2018, the Right to Try Act was signed into law. The law, among other things, provides a federal framework for certain patients to access certain investigational new drug products that have completed a Phase 1 clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a pharmaceutical manufacturer to make its drug products available to eligible patients as a result of the Right to Try Act.
•
In May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option to use step therapy, a type of prior authorization, for Part B drugs. This final rule codified CMS’s policy change that was effective January 1, 2019.

Additionally, there have been a number of proposed regulatory actions and legislative recommendations aimed at lowering prescription drug prices. Specifically, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, and review the relationship between pricing and manufacturer patient programs.

•
At the federal level, President Biden issued an executive order on July 9, 2021 directing the FDA to, among other things, work with states and tribes to safely import prescription drugs from Canada and to continue to clarify and improve the approval framework for generic drugs and biosimilars, including the standards for interchangeability of biological products, facilitate the development and approval of biosimilar and interchangeable products, clarify existing requirements and procedures related to the review and submission of BLAs, and identify and address any efforts to impede generic drug and biosimilar competition. It is unclear whether the FDA will make changes or additions to current requirements and procedures relating to BLAs and, if so, how such changes or additions could impact our business.
•
Further, on December 2, 2020, the U.S. Department of Health and Human Services published a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. Pursuant to court order, the removal and addition of the aforementioned safe harbors were delayed and recent legislation imposed a moratorium on implementation of the rule until January 1, 2026. The Inflation Reduction Act of 2022 (the “IRA”), further delayed implementation of this rule to January 1, 2032.
•
In August 2022, IRA was signed into law. The IRA includes several provisions that will impact our business to varying degrees, including provisions that create a $2,000 out-of-pocket cap for Medicare Part D beneficiaries, impose new manufacturer financial liability on all drugs in Medicare Part D, allow the U.S. government to negotiate Medicare Part B and Part D pricing for certain high-cost drugs and biologics without generic or biosimilar competition, require companies to pay rebates to Medicare for drug prices that increase faster than inflation, and delay the rebate rule that would require pass through of pharmacy benefit manager rebates to beneficiaries. The effect of the IRA on our business and the healthcare industry in general is not yet known.

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

Human Capital

We believe the success of Intellia’s mission largely depends on our ability to attract and retain highly skilled employees. We believe programs that foster company engagement, diversity, equity and inclusion, growth and development while providing competitive compensation and benefits will attract a diverse population of employees who will bring innovative ideas and creative solutions that will enable the achievement of our goals. Since the onset of the COVID-19 pandemic, we have bolstered our efforts to support our employees in the management of work and personal responsibilities, with a focus on employee wellbeing.

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

Diversity, Equity and Inclusion. As we continue to grow as an organization, we remain dedicated to championing a culture that celebrates diversity and fosters a collaboration inside the organization and in our community. In 2022, we expanded our DEI efforts with the launch of Employee Resource Groups (“ERGs”). ERGs are voluntary, employee-led groups focused on fostering a diverse, inclusive workplace aligned with ONE Intellia. They are led and participated in by employees who share a characteristic, whether by identity or interest. The groups exist to provide support and help in personal or career development and to create a safe space where employees can bring their whole selves to the table. Coworkers are also invited to join the ERG to support their colleagues. In 2023, we are offering unconscious bias training to ensure that all employees share a common language and foundation on which to build. We are committed to continue our efforts to increase diversity throughout Intellia, particularly in leadership roles. Our team of Senior and Executive Vice Presidents is 50% female and 33% are ethnically diverse. Overall, as of February 17, 2023, our employee population consists of 56% women and 44% men.

Compensation and Benefits, Health and Wellness. We are committed to equitable pay, irrespective of gender, race, ethnicity, or sexual orientation, and conduct comprehensive pay-equity analyses on a semi-annual basis. We offer competitive benefits, including competitive salaries, excellent health insurance, and a 401(k) match. We are committed to pay equity, regardless of gender, race/ethnicity, or sexual orientation and conduct comprehensive pay equity analyses on a semi-annual basis. Since the onset of the COVID-19 pandemic, we have taken additional steps to support our employees in managing their work and personal responsibilities, with a focus on employee wellbeing.

Growth and Development. Investing in our employees’ personal and career growth is an important priority at Intellia. We aim to provide a wide range of on-the-job development opportunities, as well as in-person, virtual and off-site training seminars, and tools. Our goal is to ensure our employees have the skills they may need in the future. Of particular importance is fostering leadership with our quarterly “Development Day” series, which serves as a reminder for employees to check-in with themselves and their manager on their development goals. Additionally, we offer seminars and tools to our employees focused on career development within the organization. As part of these initiatives, we conduct an annual development program for our employees to work with their managers to set professional development goals and an action plan. We also have an internal mentorship program for our research and development employees, who can work with more senior employees to learn new skills.

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

Employees

As of February 17, 2023, we had 598 full-time employees, 471 of whom were primarily engaged in research and development activities and 181 of whom have an M.D. or Ph.D. degree.

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

Available Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any exhibits and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are available free of charge on our website located at www.intelliatx.com as soon as reasonably practicable after they are filed with or furnished to the Securities and Exchange Commission (the “SEC”).

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

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. In evaluating us and our business, careful consideration should be given to the following risk factors, in addition to the other information set forth in this Annual Report on Form 10-K for the year ended December 31, 2022 and in other documents that we file with the SEC. If any of the following risks and uncertainties actually occurs, our business, prospects, financial condition and results of operations could be materially and adversely affected. The risks described below are not intended to be exhaustive and are not the only risks facing us. New risk factors can emerge from time to time, and we cannot predict the impact that any factor or combination of factors may have on our business, prospects, financial condition and results of operations.

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

Successful development of products by us will require solving a number of issues, including developing or obtaining technologies to safely deliver a therapeutic agent into target cells within the human body or engineer human cells while outside of the body such that the modified cells can have a therapeutic effect when delivered to the patient, optimizing the efficacy and specificity of such products, and ensuring and demonstrating the therapeutic selectivity, efficacy, potency, purity and safety of such products. There can be no assurance we will be successful in solving any or all of these issues. Indeed, no genome editing in vivo therapy or genome-edited engineered cell therapy has been approved in the United States (“U.S.”), European Union (“EU”) countries or other key jurisdictions. With regards to CRISPR/Cas9-based therapies specifically, we are in the initial phases of clinically testing our in vivo and ex vivo product candidates. Further, we are unaware of any clinical trials validating safety and efficacy that have been completed by any third parties. Accordingly, the potential to successfully obtain approval for any of our CRISPR/Cas9 product candidates remains unproven.

Our future success also is highly dependent on the successful development of CRISPR-based genome editing technologies, cellular delivery methods and therapeutic applications for the indications on which we have focused our ongoing research and development efforts. We may decide to alter or abandon these programs as new data become available and we gain experience in developing CRISPR/Cas9-based therapeutics. We cannot be sure that our CRISPR/Cas9 efforts and technologies will yield satisfactory products that are safe and effective, sufficiently pure or potent, manufacturable, scalable or profitable in our selected indications or any other indication we pursue. We cannot guarantee that progress or success in developing any particular CRISPR/Cas9-based therapeutic product will translate to other CRISPR/Cas9-based products.

Public perception and related media coverage of potential therapy-related efficacy or safety issues, including adoption of new therapeutics or novel approaches to treatment, as well as ethical concerns related specifically to genome editing and CRISPR/Cas9, may adversely influence the willingness of subjects to participate in clinical trials, or if any therapeutic is approved, of physicians and patients to accept these novel and personalized treatments. Physicians, healthcare providers and third-party payors often are slow to adopt new products, technologies and treatment practices, particularly those that may also require additional upfront costs and training. Physicians may not be willing to undergo training to adopt these novel and potentially personalized therapies, may decide the particular therapy is too complex or potentially risky to adopt without appropriate training, and may choose not to administer the therapy. Further, due to health conditions, genetic profile or other reasons, certain patients may not be candidates for the therapies. In addition, responses by federal and state agencies, congressional committees and foreign governments to negative public perception, ethical concerns or financial considerations may result in new legislation, regulations, or medical standards that could limit our ability to develop or commercialize any product candidates, obtain or maintain regulatory approval or otherwise achieve profitability. New government requirements may be established that could delay or prevent regulatory approval of our product candidates under development. It is impossible to predict whether legislative changes will be enacted, regulations, policies or guidance changed, or interpretations by agencies or courts changed, or what the impact of such changes, if any, may be. Based on these and other factors, healthcare providers and payors may decide that the benefits of these new therapies do not or will not outweigh their costs.

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

Successful completion of clinical trials is a prerequisite to submitting a Biologics License Application (“BLA”) to the FDA, and similar applications to comparable foreign regulatory authorities, for each product candidate and, consequently, the ultimate approval and commercial marketing of any product candidates. We do not know whether any of our clinical trials will begin or be completed on schedule, if at all. In addition, the regulatory requirements for later phase clinical trials, such as pivotal trials, are generally more stringent than earlier phase clinical trials, such as Phase 1 trials. We may not meet the requirements of regulatory authorities, such as the U.S. Food and Drug Administration (“FDA”), for initiating later phase clinical trials for our product candidates, which could delay the development of our product candidates.

Because these are new therapeutic approaches, discovering, developing, manufacturing and commercializing our product candidates may subject us to a number of challenges or delays in completing our preclinical studies and initiating or completing clinical trials. We also may experience numerous unforeseen events during, or as a result of, any current or future clinical trials that we conduct, which could delay or prevent our ability to receive marketing approval or commercialize our product candidates, including:

•
challenges in obtaining regulatory authorization or approval to commence clinical trials in the U.S. from the FDA through an investigational new drug (“IND”) application or from other regulatory agencies outside the U.S., such as the United Kingdom (“U.K.”) Medicines and Healthcare products Regulatory Agency (“MHRA”) or the European Medicines Agency (“EMA”), through corresponding applications, such as a Clinical Trial Application (“CTA”), a Clinical Trial Notification or a Clinical Trial Exemption, because these agencies have very limited or no experience with the clinical development of CRISPR/Cas9-based therapeutics, which may require additional significant testing or data compared to more traditional therapies or otherwise delay the development of our product candidates;
•
successfully developing processes for the safe administration of these product candidates, including long-term follow-up for patients who receive treatment with any of our product candidates;
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
•
regulatory agencies may require us to amend our INDs or equivalent regulatory filings or modify the design of our clinical trials or perform more extensive or lengthier clinical testing compared to existing therapeutic modalities, which may delay the initiation or progression of any of our clinical trials;
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
•
the FDA or other regulatory authorities may revise the requirements for authorizing our clinical trials or approving our product candidates, or their interpretation of the authorization or approval requirements may not be what we anticipate; and
•
we may not ultimately obtain regulatory approval for a BLA, or corresponding applications outside the U.S., such as a Marketing Authorization Application from the U.K. and other similar regulatory authorities, such as the EMA, which may have very limited or no experience with the clinical development of CRISPR/Cas9-based therapeutics.

In addition, disruptions caused by the COVID-19 pandemic may increase the likelihood that we encounter such difficulties or delays in initiating, enrolling, conducting or completing our ongoing and planned clinical trials. We could also encounter delays if a clinical trial is suspended or terminated by us, the IRBs of the institutions in which such trials are being conducted, the relevant ethics committee or the FDA or other relevant regulatory authorities, or if the Data Monitoring Committee (“DMC”) for such trial recommends such suspension or termination. Such authorities may impose or recommend such a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities, resulting in the imposition of a clinical hold, manufacturing or quality control issues, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product or treatment, failure to establish or achieve clinically meaningful trial endpoints, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. Many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates. Further, the FDA or other regulatory authorities may disagree with our clinical trial design and our interpretation of data from clinical trials or may change the requirements for approval even after they have reviewed and commented on the design for our clinical trials.

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

To date, human clinical trials utilizing either in vivo or ex vivo CRISPR-based therapeutics, including our clinical trials for NTLA-2001 for transthyretin (“ATTR”) amyloidosis and NTLA-2002 for hereditary angioedema (“HAE”), are still at an early stage. We have ongoing clinical trials in various countries for NTLA-2001 and NTLA-2002 for patients with ATTR amyloidosis and HAE, respectively. There is no certainty that the FDA or other similar agencies will continue to apply to all our CRISPR/Cas9 product candidates the same regulatory pathway and requirements it is applying to other in vivo therapies or ex vivo engineered therapeutics. In addition, if any product candidates encounter safety or efficacy problems, development delays, regulatory issues or other problems, our development plans and business could be significantly harmed. Further, competitors that are developing in vivo or ex vivo products with similar technology may experience problems with their product candidates or programs that could in turn cause us to identify problems with our product candidates and programs that would potentially harm our business.

We may experience manufacturing delays or other issues that prevent us from executing the clinical trials for NTLA-2001, NTLA-2002 or our other product candidates on the timeline we expect. Moreover, we cannot guarantee that the FDA, MHRA, the New Zealand Medicines and Medical Devices Safety Authority (“MEDSAFE”), or other regulatory authorities will not change their requirements in the future or approve amendments to our INDs or equivalent regulatory filings, including for NTLA-2001, NTLA-2002 or our other product candidates on the timeline we expect.

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

In addition, there is a high failure rate, as well as potential substantial and unanticipated delays, for product candidates progressing through preclinical and clinical studies. Even if we are able to successfully complete our ongoing and future preclinical and clinical activities and studies for any potential product candidate, we may not be able to replicate, or may have to engage in significant efforts and resource and time investments to replicate, any positive results from these or any other studies in any of our future preclinical and clinical trials, and they do not guarantee approval of any potential product candidate by the FDA or any other necessary regulatory authorities in a timely manner or at all. For more information regarding these risks, see also the remainder of this risk factor section.

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

Competitors in our efforts to provide genetic therapies to patients can be grouped into at least three sets based on their product discovery platforms:

Our platform and product foci are on the development of therapies using CRISPR-based technologies. Genome editing companies focused on CRISPR-based technologies include: Beam Therapeutics Inc., Caribou Biosciences, Inc., CRISPR Therapeutics AG, Editas Medicine, Inc., ToolGen, Inc. and Verve Therapeutics Inc.

There are also companies developing therapies using additional genome editing technologies, which include Allogene Therapeutics, Inc., bluebird bio, Inc., Cellectis S.A., Homology Medicines, Inc., Poseida Therapeutics, Inc., Precision Biosciences, Inc., Prime Medicine, Inc. and Sangamo Therapeutics, Inc.

We are also aware of companies developing therapies in various areas related to our specific research and development programs. For ex vivo, these companies include Allogene Therapeutics, Inc., Cellectis S.A., CRISPR Therapeutics

AG and Precision BioSciences, Inc. For in vivo, these companies include CRISPR Therapeutics AG, Editas Medicine, Inc., Excision Biotherapeutics, Inc., Locus Biosciences, Inc. and Precision Biosciences, Inc.

Specific to our NTLA-2001 program, we are aware of other companies that are currently commercializing or developing products and therapies used to treat ATTR amyloidosis, including Pfizer, Inc., Alnylam Pharmaceuticals, Inc., AstraZeneca Pharmaceuticals LP, Ionis Pharmaceuticals, Inc., BridgeBio Pharma Inc. and Novo Nordisk A/S.

Specific to our NTLA-2002 program, we are aware of other companies that are currently commercializing or developing products used to treat HAE, including Takeda Pharmaceutical Company Limited, Astria Therapeutics Inc., ADARx Therapeutics, Inc., BioCryst Pharmaceuticals Inc., BioMarin Pharmaceuticals Inc., Pharming Group N.V. and CSL Limited.

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

Because our product candidates are regulated as biologics, their processing steps will be more complex than those of most small molecule drugs. Moreover, unlike small molecules, the physical and chemical properties of a complex product such as ours generally cannot be fully characterized. As a result, assays of the finished product or relevant components may not be sufficient to ensure that the product will perform in the intended manner. For this reason, we will employ multiple steps to control the manufacturing process to ensure that the process results in product candidates that meet their specifications, but complications at any one step could adversely impact our manufacturing of products. Further, we may encounter problems achieving adequate quantities and quality of clinical grade materials that meet the FDA or other relevant regulatory agency’s applicable standards or our specifications with consistent and acceptable production yields and costs. Manufacturing process irregularities, even minor deviations from the normal process, could result in product defects or manufacturing issues that cause lot failures, product recalls, product liability claims and litigation, insufficient inventory or production interruption. In addition, product manufacturing and supply could be delayed if the FDA and other regulatory authorities require us to submit lot samples, testing results and protocols, or if they require that we not distribute a lot until they authorize the product’s release.

Further, certain of our product candidates may require components that are unavailable or difficult to acquire or manufacture at the necessary scale and in compliance with regulatory requirements to support our clinical trials or, if approved, commercial efforts. We expect to continue to rely on third-party contract manufacturing organizations (“CMOs”) to manufacture these components and the final product candidates for the foreseeable future. We may not have full control of these CMOs and they may prioritize other customers or be unable to provide us with enough manufacturing capacity to meet our objectives. Further, we may rely on CMOs outside the U.S. for certain components of our product candidates, and may be subject to importation regulations that may affect our ability to manufacture or increase the cost of our product candidates.

We also may encounter problems hiring and retaining the experienced scientific, engineering, quality and manufacturing personnel needed to operate or supervise the necessary manufacturing processes, which could result in delays in production or difficulties in maintaining compliance with applicable regulatory requirements.

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

Risks Related to the Industry

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

We are at an early stage of development and our technology and approach has not yet led, and may never lead, to the approval or commercialization of any of our product candidates, including NTLA-2001 for ATTR amyloidosis or NTLA-2002 for HAE, or for other product candidates, including NTLA-2003 and NTLA-3001 for alpha-1 antitrypsin deficiency (“AATD”) and NTLA-6001 for CD30+ lymphomas, being deemed appropriate for clinical development and ultimately approval by a regulatory agency. In addition, we are identifying collaboration opportunities to advance development of NTLA-6001. Even if we are successful in building our pipeline of product candidates, completing clinical development, establishing the necessary manufacturing processes and capabilities, obtaining regulatory approvals and commercializing product candidates will require substantial additional funding and are subject to the risks of failure inherent in therapeutic product development. Investment in biopharmaceutical product development involves significant risk that any potential product candidate will fail to demonstrate acceptable safety and efficacy profiles, gain regulatory approval, or become commercially viable.

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

Even if our products achieve market acceptance, we may not be able to maintain that market acceptance over time if new products or technologies are introduced that are more favorably received than our products, are more cost effective or render our products obsolete. In addition, adverse publicity due to the ethical and social controversies surrounding the therapeutic in vivo use of CRISPR/Cas9, genome edited modified cells, or other therapeutics mediums, such as viral vectors that we may use in our clinical trials may limit market acceptance of our product candidates. If our product candidates are approved but fail to achieve market acceptance among physicians, patients, hospitals, third-party payors or others in the medical community, we will not be able to generate significant revenue. Our efforts to educate the healthcare providers, patients and third-party payors about our products may require significant resources and may never be successful.

Risks Related to Healthcare

Coverage and reimbursement may be limited or unavailable in certain market segments for our product candidates, if approved, which could make it difficult for us to sell any product candidates or therapies profitably.

The success of our product candidates, if approved, depends on the availability of adequate coverage and reimbursement from third-party payors, including government agencies, private health insurers and health maintenance organizations. There is significant uncertainty related to the insurance coverage and reimbursement of any newly approved product, but in particular novel genome editing and engineered cell products. All the therapeutic indications approved by the relevant authorities may not be covered or reimbursed. In addition, we cannot be sure that coverage and reimbursement will be available for, or accurately estimate the potential revenue from, our product candidates because they are novel treatments for diseases using a new technology and delivery approaches. For more information on coverage and reimbursement please see the section entitled “ Business – Government Regulation and Product Approval – Coverage and Reimbursement.”

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

In the U.S., no uniform policy of coverage and reimbursement for products exists among third-party payors. As a result, obtaining coverage and reimbursement approval of a product from a third-party payor is a time-consuming and costly process that could require us to provide supporting scientific, clinical and cost-effectiveness data for the use of our products to each potential payor, with no assurance that coverage and adequate reimbursement will be obtained from all or any of them. Even if we obtain coverage for a given product, the resulting reimbursement payment rates might be insufficient or may require co-payments that patients find unacceptably high, which may prevent us from achieving or sustaining profitability. Additionally, third-party payors may not cover, or provide adequate reimbursement for, long-term follow-up evaluations required following the use of our genome editing products.

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

The sale, distribution and marketing of human therapeutics and our relationship with healthcare providers are strictly regulated by laws in the U.S. and most other jurisdictions in which we intend to seek approval for our product candidates. In addition, the collection and use of Personally Identifiable Information, including Protected Health Information (“PHI”), is regulated by federal, state and foreign privacy, data security and data protection laws. Failure to comply with these laws could impair our ability to properly sell our product candidates in particular jurisdictions and subject us to liability from private and governmental entities. Addressing these diverse and sometimes contradictory requirements in myriad jurisdictions may necessitate that we expend significant resources on compliance efforts. Any failure to comply with these requirements may leave us exposed to possible enforcement actions and potential liability. For more information on these laws and regulations please see the section titled “Business – Government Regulation and Product Approval – Other Healthcare and Privacy Laws.”

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

The increasingly global nature of our business operations, including clinical development efforts, subjects us to domestic and foreign anti-bribery and anti-corruption laws and regulations, such as the Foreign Corrupt Practices Act (“FCPA”) and the U.K. Bribery Act. These activities create the risk of unauthorized payments or offers of payments that are prohibited under the FCPA, the U.K. Bribery Act or similar laws. It is our policy to implement safeguards to discourage these practices by our employees and agents. However, these safeguards may ultimately prove ineffective, and our employees, consultants, and agents may engage in conduct for which we might be held responsible. Violations of the FCPA may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition.

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
•
further, a new California privacy law, the California Privacy Rights Act (“CPRA”) was passed by California voters on November 3, 2020 and entered into force January 1, 2023. The CPRA substantially modifies the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information and by establishing a state agency vested with the authority to enforce the CCPA. The CPRA also creates additional obligations with respect to the processing of personal information, including regulating personal information collected about employees, applicants and retirees as well as that which is collected in a business to business capacity. We anticipate additional costs associated with CCPA compliance and we cannot yet fully determine the impact that the CCPA or other privacy laws, regulations and standards may have on our business;
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

The U.S. and many other jurisdictions have enacted or proposed legal changes affecting the healthcare system that could prevent or delay marketing approval of our product candidates, affect our ability to profitably sell our product candidates once approved, and restrict or regulate post-approval activities. Changes in the legal requirements, or their interpretation, could impact our business by compelling, for example, modification to: our manufacturing arrangements; product labeling; pricing and reimbursement arrangements; private or governmental insurance coverage; the sale practices for, or availability of, our products; or record-keeping activities. If any such changes were to be imposed, they could adversely affect the operation of our business. For more information on these laws and regulations please see the section entitled “ Business – Government Regulation and Product Approval – Healthcare Reform.”

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

Current legislation at the U.S. federal and state levels seeks to reduce healthcare costs and improve the quality of healthcare. For example, the U.S. Affordable Care Act (“ACA”), enacted in March 2010, subjected biologic products to potential competition by lower-cost biosimilars; introduced a new methodology to calculate manufacturers’ rebates under the Medicaid Drug Rebate Program for certain drugs, including infused or injected drugs; increased manufacturers’ minimum Medicaid rebates under the Medicaid Drug Rebate Program; extended the Medicaid Drug Rebate Program to pharmaceutical prescriptions of individuals enrolled in Medicaid managed care organizations; imposed new annual fees and taxes for certain branded prescription drugs and biologic agents; created the Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 70% point-of-sale discounts as of January 1, 2019, off negotiated prices on certain brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D; and provided incentives to programs that increase the federal government’s comparative effectiveness research. Congress also could consider additional legislation to repeal, replace, or further modify elements of the ACA. Thus, the full impact of the ACA, or any law replacing elements of it, and the political uncertainty regarding any repeal and replacement on the ACA, on our business remains unclear.

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

We rely upon a variety of internet service providers, third-party web hosting facilities, cloud computing platform providers and software as a service (“SaaS”) vendors to support our business. Failure to maintain the security, confidentiality, accessibility or integrity of data stored on such systems could result in interruptions in our operations, damage our reputation in the market, increase our service costs, cause us to incur substantial costs, subject us to liability for damages and/or fines, and divert our resources from other tasks, any one of which could materially adversely affect our business, financial condition, results of operations and prospects. If our security measures or those of our third-party data center hosting facilities, cloud computing platform providers, SaaS vendors or third-party service partners, are breached, and unauthorized access is obtained to our data or our information technology systems, we may incur significant legal and financial exposure and liabilities.

We also do not have control over the operations of the facilities of our cloud service providers, SaaS vendors or our third-party web hosting providers, and they also may be vulnerable to damage or interruption from natural disasters, hardware or software outages, cybersecurity attacks, terrorist attacks and similar events or acts of misconduct. In addition, any changes in these providers’ service levels may adversely affect our ability to meet our requirements and operate our business.

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

Additionally, completion of our clinical trials for NTLA-2001 for ATTR amyloidosis and NTLA-2002 for HAE, as well as timely completion of preclinical activities and initiation of planned clinical trials for other product candidates, such as NTLA-2003 and NTLA-3001 for AATD, is dependent upon the availability of, for example, preclinical and clinical trial sites, researchers and investigators, regulatory agency personnel, and materials, which may be adversely affected by global health matters, such as pandemics. We plan to conduct preclinical activities and clinical trials for our investigational drug product candidates in geographies that have been affected by COVID-19.

Further, in response to the pandemic and in accordance with direction from state and local government authorities, we restricted access to our facilities mostly to personnel and third parties who had to perform critical activities that needed to be completed on-site, limited the number of such personnel that were present at our facilities at any one time, and requested that personnel work remotely, as appropriate. In the event that there is a resurgence of the pandemic and governmental authorities were to further modify current restrictions, our employees conducting research and development or manufacturing activities may not be able to access our laboratory or manufacturing space, and our core activities may be significantly limited or curtailed, possibly for an extended period of time.

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

We are not profitable and have incurred losses in each period since our inception. Our net loss was $113.4 million for the three months ended December 31, 2022. As of December 31, 2022, we had an accumulated deficit of $1,177.2 million. We expect these losses to increase as we continue to incur significant research and development and other expenses related to our ongoing operations, seek regulatory approvals for our future product candidates, scale-up manufacturing capabilities, maintain, expand and protect our intellectual property portfolio and hire additional personnel to support the development of our product candidates and to enhance our operational, financial and information management systems. Although we believe that our cash, cash equivalents, and marketable securities will enable us to fund our operating and capital expenditure requirements at least through the next twenty four months, we cannot predict the impact of the COVID-19 pandemic on future results of operations and financial condition due to a variety of factors, including the health of our employees, the ability of suppliers to continue to operate and deliver, the ability of Intellia to maintain operations, continued access to transportation resources, any further government and/or public actions taken in response to the pandemic and ultimately the length of the pandemic. We expect to finance our operations through a combination of collaboration revenue, equity or debt financings or other sources, which may include collaborations with third parties. Given the impact of COVID-19 on the U.S. and global financial markets, as well as additional factors such as inflation and rising interest rates, we may be unable to access further equity or debt financing when needed.

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

As described within the “Collaborations and Other Arrangements” section of this Annual Report on Form 10-K, we have entered into co-development and co-promotion (“Co/Co”) arrangements with Regeneron and AvenCell Therapeutics, Inc. (“AvenCell”). Either Regeneron or AvenCell may change its strategic focus or pursue alternative technologies in a manner that results in reduced, delayed or no revenue to us under these arrangements. For example, Regeneron has a variety of marketed products and product candidates either by itself or with other companies, including some of our competitors. In addition, the corporate objectives of our collaborators, such as Regeneron or AvenCell, may not be consistent with our best interests. Regeneron or AvenCell may change its position regarding its participation and funding of our joint activities, which may impact our ability to successfully pursue those programs.

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

In July 2021, we launched AvenCell alongside Cellex Cell Professionals GmbH (“Cellex”) and Blackstone Life Sciences Advisors L.L.C. (“BXLS”). AvenCell acquired GEMoaB GmbH (“GEMoaB”), a wholly owned subsidiary of Cellex. AvenCell combines GEMoaB’s clinical-stage universal CAR-T program and platforms with our allogeneic universal cell engineering platform, which we licensed to AvenCell pursuant to a license and collaboration agreement with AvenCell (the “AvenCell License”). Under the AvenCell License, we will collaborate with AvenCell to develop at least seven allogeneic universal CAR-T cell therapies. AvenCell may not be successful in the timeframe we expect, or at all. In addition, if AvenCell fails to develop, obtain regulatory approval for or ultimately commercialize any product candidate from its development programs, including those governed by the respective AvenCell License, or breaches or terminates such agreements, our business, financial condition, results of operations and prospects could be harmed.

Additionally, we, BXLS, and Cellex (together with certain related entities) each have equal ownership of AvenCell and, therefore, share control over portions of the operations of AvenCell. Because of our minority ownership in AvenCell, we have a lesser degree of control over its business operations than our own, thereby potentially increasing the financial, legal, operational and compliance risks Intellia may face in the future. In addition, we may be dependent on controlling shareholders or management of AvenCell who may have business interests, strategies or goals that are inconsistent with ours. These risks include the possibility that AvenCell, BXLS or Cellex has economic or business interests or goals that are or become inconsistent with our economic or business interests or goals; is in a position to take action contrary to our instructions, requests, policies or objectives; subjects us to unexpected liabilities or risks; takes actions that reduce our return on investment; acts in a manner that compromises our key licensed rights, or important IP or other rights that we own or license; or takes actions that harm our reputation or restrict our ability to run our business. Furthermore, as a result of our ownership in AvenCell, we are required to include AvenCell’s financial information in our consolidated financial results. This could subject us to increased risk in accurately representing and incorporating AvenCell’s financial statements into our own, which could result in delayed filings with the SEC and the finding of a material or significant weakness, among others. This could result in harmful consequences to our business, including an adverse reaction in the financial markets due to a loss of confidence in the reliability of our consolidated financial statements.

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

We are in the early stages of establishing our own manufacturing facility to provide preclinical, clinical and commercial supply of our product candidates and must rely on outside vendors, such as CMOs, to manufacture supplies and process our product candidates. We have only recently begun to manufacture and process product candidate components on a clinical scale and may not be able to successfully complete or continue to do so. We will make changes to optimize the manufacturing process, and cannot be sure that even minor changes in the process will result in therapies that are safe, pure and potent.

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

Patient enrollment is a significant factor in the timing of clinical trials and is affected by many factors, including willingness of physicians to use an experimental therapy, the availability of existing treatments, the trial’s geographic locations and the number of patients in each geographic location. In addition, our ability to enroll and dose patients may be delayed by the regulatory authority as well as, the IRB or another ethics committee (whether local or national). For example, as set forth in the National Institutes of Health (“NIH”) Guidelines for Research Involving Recombinant or Synthetic Nucleic Acid Molecules (“NIH Guidelines”), gene therapy clinical trials are also subject to review and oversight by an institutional biosafety committee (“IBC”), a local institutional committee that reviews and oversees research utilizing recombinant or synthetic nucleic acid molecules at that institution. Before a clinical trial can begin at any institution, that institution’s IRB and its IBC assesses the safety of the research and identifies any potential risk to public health or the environment. While the NIH Guidelines are not mandatory unless the research in question is being conducted at or sponsored by institutions receiving NIH funding of recombinant or synthetic nucleic acid molecule research, many companies and other institutions not otherwise subject to the NIH Guidelines voluntarily follow them. Further, a clinical trial may be suspended or terminated by us, the relevant IRBs or ethics committees of the trial, or the FDA or other regulatory authorities, or upon a recommendation of the trial’s DMC, due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product candidate, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. If we experience termination of, or delays in the completion of, any clinical trial of product candidates, the commercial prospects for our product candidates will be harmed, and our ability to generate product revenue will be impaired. In addition, any delays in completing any clinical trials will increase our costs, slow down our product development and approval process and jeopardize our ability to commence product sales and generate revenue.

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

Risks Related to Intellectual Property

Risks Related to Third-Party and Licensed Intellectual Property

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

In addition, the COVID-19 pandemic affected the volatility of the trading prices for our common stock and other biopharmaceutical companies. The extent to which the outbreak may impact our business, preclinical studies and ongoing and planned clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the emergence of new variants of the disease, the ability of governments to vaccinate their populations and that existing vaccines can treat any new variants effectively, the ultimate containment of the disease, the modification or lifting of travel restrictions and other actions implemented to contain the outbreak or address its impact, such as social distancing and quarantines or lock-downs in the U.S. and other countries, business closures or business disruptions, and the ultimate effectiveness of other actions taken in the U.S. and other countries to contain and address the disease. A resurgence or other negative developments relating to the pandemic may require us to again restrict access to our offices and laboratories, or to pause or suspend preclinical research and our clinical trial; and, further, may disrupt our manufacturing and supply chain or those of our third-party suppliers and manufacturers.

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

As of December 31, 2022, our executive officers, directors, 5% or greater stockholders and their affiliates beneficially owned approximately 30.5% of our outstanding voting stock. These stockholders may have the ability to influence us through their ownership positions. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to control elections of directors or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

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

On August 23, 2019, we filed a Registration Statement on Form S-3, as amended (the “2019 Shelf”) with the SEC, which was declared effective on September 12, 2019 (File No. 333-233448) in relation to the registration of common stock, preferred stock, debt securities, warrants and units of any combination thereof. We also simultaneously entered into an Open Market Sale Agreement (the “2019 Sale Agreement”) with the Sales Agent, to provide for the offering, issuance and sale of up to an aggregate amount of $150.0 million of our common stock from time to time in “at-the-market” offerings under the 2019 Shelf and subject to the limitations thereof. We paid to the Sales Agent cash commissions of 3.0% of the gross proceeds of sales of common stock under the 2019 Sale Agreement. Through December 31, 2022, we issued 3,778,889 shares of our common stock at an average price of $37.80 per share in accordance with the 2019 Sale Agreement for aggregate net proceeds of $138.0 million, after payment of cash commissions to the Sales Agent and approximately $0.5 million related to legal, accounting and other fees in connection with the sales. As of September 30, 2022, the 2019 Sale Agreement had expired. In June 2020, we issued 6,301,370 shares of our common stock, including the exercise in full by the underwriters of their option to purchase an additional 821,917 shares, at the public offering price of $18.25 per share pursuant to the 2019 Shelf for aggregate cash consideration of $107.7 million, after payment of commissions and fees and approximately $0.4 million related to legal, accounting and other fees in connection with the sales. In June 2020 we also issued 925,218 shares of our common stock to Regeneron in a private placement for an aggregate cash consideration of $30.0 million, or $32.42 per share, representing a 100% premium over the volume-weighted average trading price of the Company’s common stock during the 30-day period prior to the closing. On November 30, 2020, we filed a Registration Statement on Form S-3ASR (the “Universal Shelf”) with the SEC, which was automatically declared effective upon filing (File No. 333-251022) in relation to the registration of common stock, preferred stock, debt securities, warrants and units of any combination thereof. In December 2020, we issued 5,513,699 shares of our common stock, including the exercise in full by the underwriters of their option to purchase an additional 719,178 shares, at the public offering price of $36.50 per share pursuant to the Universal Shelf for aggregate cash consideration of $188.9 million, after deducting the underwriting discount, commissions and offering expenses. In July 2021, we issued 4,758,620 shares of our common stock, including the exercise in full by the underwriters of their option to purchase an additional 620,689 shares, at the public offering price of $145.00 per share pursuant to the Universal Shelf for aggregate cash consideration of approximately $648.3 million, after deducting the underwriting discount, commissions and estimated offering expenses. In March 2022, we entered into an Open Market Sale Agreement (the “2022 Sale Agreement”) with the Sales Agent, to provide for the offering, issuance and sale of up to an aggregate amount of $400.0 million of our common stock from time to time in “at-the-market” offerings under the Universal Shelf and subject to the limitations thereof. We will pay to the Sales Agent cash commissions of 3.0% of the gross proceeds of sales of common stock under the 2022 Sale Agreement. Through December 31, 2022, we issued 3,395,339 shares of our common stock at an average price of $57.43 per share in accordance with the 2022 Sale Agreement for aggregate net proceeds of $189.0 million, after payment of cash commissions to the Sales Agent and approximately $0.1 million related to legal, accounting and other fees in connection with the sales. In addition, sales of a substantial number of shares of our outstanding common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock. Persons who were our stockholders prior to our IPO continue to hold a substantial number of shares of our common stock that many of them are now able to sell in the public market. Significant portions of these shares are held by a relatively small number of stockholders. Sales by our stockholders of a substantial number of shares, or the expectation that such sales may occur, could significantly reduce the market price of our common stock.

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

We have incurred substantial losses during our history and do not expect to become profitable in the near future, and we may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire. As of December 31, 2022, we had federal and state NOLs of $852.1 million and $797.8 million, respectively, some of which begin to expire in 2034. Federal and certain state NOLs generated in taxable years ending after December 31, 2017 are not subject to expiration. As of December 31, 2022, we had federal and state research and development and other credit carryforwards of approximately $63.4 million and $48.0 million, which begin to expire in 2034 and 2029, respectively. Under Sections 382 and 383 of the Code, if a corporation undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three-year period, the corporation’s ability to use its pre-change NOLs, and other pre-change tax attributes (such as research and development tax credits) to offset its post-change income or taxes may be limited. During 2022, we completed an assessment of the available net operating loss carryforwards and other tax attributes under Section 382. This analysis is not expected to result in a material limitation to our other tax attributes. We may experience ownership changes in the future. As a result, if we earn net taxable income, our ability to use our pre-change NOLs and research and development tax credits to offset such taxable income and income tax, respectively, could be subject to limitations. Similar provisions of state tax law may also apply. As a result, even if we attain profitability, we may be unable to use a material portion of our NOLs and other tax attributes.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our headquarters are located at 40 Erie Street in Cambridge, Massachusetts, where we occupy approximately 65,000 square feet of office and laboratory space. We have a ten-year lease agreement expiring in September 2026, with an option to extend the term of the lease for an additional three years. In addition, we lease approximately 15,200 square feet of office and laboratory space at 130 Brookline Street in Cambridge, Massachusetts, which expires in 2031. In March 2020, we entered into an agreement to lease approximately 39,000 square feet of office and laboratory space at 281 Albany Street in Cambridge, Massachusetts with an initial term of ten years and an option to extend the lease for two successive five-year terms. In July 2021, we entered into an agreement to lease approximately 14,000 square feet of office space at 17 Tudor Street in Cambridge, Massachusetts with an initial term of five years and an option to extend the lease for one three-year term. In January 2022, we entered into an agreement to lease approximately 38,000 square feet of office and laboratory space at 730 Main Street, Cambridge, Massachusetts with an initial term of ten years and an option to extend the lease for one five-year term. In February 2022, we entered into an agreement to lease approximately 140,000 square feet of office, general laboratory and manufacturing space at 840 Winter Street, Waltham Massachusetts, which will provide us with the ability to manufacture products in a good manufacturing practice (“GMP”) compliant facility. This lease is expected to commence in 2024 with an initial term of twelve years and an option to extend the lease for two five-year terms. In June 2022, we entered into an agreement to lease approximately 62,000 square feet of office and laboratory space at 640 Memorial Drive, Cambridge, Massachusetts with a term of five years, ending in August 2027.

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

As of February 17, 2023, the number of holders of record of our common stock was 19. The actual number of holders of our common stock is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees. This holders of record number also does not include stockholders whose shares may be held in trust by other entities.

Dividends

We have never declared or paid cash dividends on our capital stock. We intend to retain all of our future earnings, if any, to finance the growth and development of our business. We do not intend to pay cash dividends to our stockholders in the foreseeable future.

Stock Performance Graph

The following graph shows a comparison from May 6, 2016, the first date that shares of our common stock were publicly traded, through December 31, 2022, of the cumulative total return on an assumed investment of $100.00 in cash in our common stock, the Nasdaq Composite Index and the Nasdaq Biotechnology Index for the same period. Such returns are based on historical results and are not intended to suggest future performance. Data for the Nasdaq Composite Index and the Nasdaq Biotechnology Index assume reinvestment of dividends.

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

Item 6. [Reserved].

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

Information pertaining to fiscal year 2020 was included in our Annual Report on Form 10-K for the year ended December 31, 2021 on pages 101 through 109 under Part II, Item 7, “Management’s Discussion and Analysis of Financial Position and Results of Operations,” which was filed with the Securities and Exchange Commission (the “SEC”) on February 24, 2022.

Management Overview

Intellia Therapeutics, Inc. (“we,” “us,” “our,” “Intellia,” or the “Company”) is a leading clinical-stage genome editing company, focused on developing potentially curative therapeutics using CRISPR/Cas9-based technologies. CRISPR/Cas9, an acronym for Clustered, Regularly Interspaced Short Palindromic Repeats (“CRISPR”)/CRISPR associated 9 (“Cas9”), is a technology for genome editing, the process of altering selected sequences of genomic deoxyribonucleic acid (“DNA”). To fully realize the transformative potential of CRISPR/Cas9-based technologies, we are building a full-spectrum genome editing company, by leveraging our modular platform, to advance in vivo and ex vivo therapies for diseases with high unmet need by pursuing two primary approaches. For in vivo applications to address genetic diseases, we deploy CRISPR/Cas9 as the therapy that targets cells within the body. In parallel, we are developing ex vivo applications to address immuno-oncology and autoimmune diseases, where we use CRISPR/Cas9 as the tool to create the engineered cell therapy. Our deep scientific, technical and clinical development experience, along with our robust intellectual property (“IP”) portfolio, have enabled us to unlock broad therapeutic applications of CRISPR/Cas9 and related technologies to create new classes of genetic medicine. For more information regarding our business, mission and pipeline, see above sections in Part I entitled “Overview”, “Strategy” and “Our Pipeline”.

Financial Overview

Collaboration Revenue

Our revenue consists of collaboration revenue, including amounts recognized related to upfront technology access payments for licenses, technology access fees, research materials shipped, research funding and milestone payments earned under our collaboration and license agreements.

Research and Development

Research and development costs consist of expenses incurred in performing research and development activities, such as compensation and benefits, which includes equity-based compensation, for full-time research and development employees, allocated facility-related expenses, overhead expenses, license and milestone fees, contract research, development and manufacturing services, clinical trial costs and other related costs.

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

Comparison of Years Ended December 31, 2022 and 2021

The following table summarizes our results of operations for the years ended December 31, 2022 and 2021 (in thousands):

	Year Ended December 31,		Period-to-
	2022	2021	Period Change
Collaboration revenue	$52,121	$33,053	$19,068
Operating expenses:
Research and development	419,979	229,807	190,172
General and administrative	90,306	71,096	19,210
Total operating expenses	510,285	300,903	209,382
Operating loss	(458,164)	(267,850)	(190,314)
Other (expense) income, net:
Interest income	8,542	1,283	7,259
Loss from equity method investment	(11,079)	(1,325)	(9,754)
Change in fair value of contingent consideration	(13,485)	-	(13,485)
Total other (expense) income, net	(16,022)	(42)	(15,980)
Net loss	$(474,186)	$(267,892)	$(206,294)

Collaboration Revenue

Collaboration revenue increased by $19.1 million to $52.1 million during the year ended December 31, 2022, as compared to $33.1 million during the year ended December 31, 2021. The increase in collaboration revenue during the year ended December 31, 2022 is primarily due to revenue from our joint venture with AvenCell Therapeutics, Inc. (“AvenCell”) and revenue from our license and collaboration agreement with Kyverna Therapeutics, Inc. (“Kyverna”). Refer to Note 9 to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K for further details.

Research and Development

Research and development expenses increased by $190.2 million to $420.0 million during the year ended December 31, 2022, as compared to $229.8 million during the year ended December 31, 2021.

The following table summarizes our research and development expenses for the years ended December 31, 2022 and 2021, together with the changes in those items in dollars (in thousands) and the respective percentages of change.

	Year Ended December 31,		Period-to-	Percent
	2022	2021	Period Change	Change
External development expenses by program:
NTLA-2001	$37,849	$24,350	$13,499	55%
NTLA-2002	11,611	7,375	4,236	57%
NTLA-5001	17,827	22,157	(4,330)	-20%
Unallocated research and development expenses:
Employee-related expenses	112,975	70,798	42,177	60%
Research materials and contracted services	86,296	49,796	36,500	73%
In-process research and development	55,990	-	55,990	-
Facility-related expenses	37,618	26,873	10,745	40%
Stock-based compensation	56,279	26,712	29,567	111%
Other	3,534	1,746	1,788	102%
Total research and development expenses	$419,979	$229,807	$190,172	83%

The increase in research and development expenses for the year ended December 31, 2022 compared to the year ended December 31, 2021 was primarily attributable to:

•
a $13.5 million increase in external costs related to the development of NTLA-2001, our lead product candidate for the treatment of transthyretin (“ATTR”) amyloidosis, primarily due to an increase in spend on contracted services and drug components;
•
a $4.2 million increase in external costs related to the development of NTLA-2002, our lead product candidate for the treatment of hereditary angioedema (“HAE”), primarily due to an increase in spend on contracted services;
•
a $4.3 million decrease in external costs related to the development of NTLA-5001, our former product candidate for acute myeloid leukemia (“AML”), primarily due to a decrease in contracted services as we continued to wind down the program during the fourth quarter of 2022;
•
a $42.2 million increase in employee-related expenses, primarily driven by the increase in personnel growth to support our lead programs;
•
a $36.5 million increase in research materials and contracted services primarily driven by an increase in drug component expenses and consumables to support our pipelines;
•
$56.0 million of acquired in-process research and development expense in the first half of 2022 related to the acquisition of Rewrite Therapeutics, Inc. (“Rewrite”);
•
a $10.7 million increase in facility-related expenses primarily related to rent, depreciation and technology expense allocated to research and development; and
•
a $29.6 million increase in stock-based compensation driven by our larger workforce.

During 2023, we expect research and development expenses to increase as we continue to grow our development team, initiate global pivotal trials for NTLA-2001 and NTLA-2002, progress our NTLA-3001 and NTLA-2003 programs and nominate new development candidates.

General and Administrative

General and administrative expenses increased by $19.2 million to $90.3 million during the year ended December 31, 2022, compared to $71.1 million during the year ended December 31, 2021. This increase was primarily related to an increase in employee-related expenses, including stock-based compensation of $14.8 million.

Other (Expense) Income, Net

The increase in other (expense) income of $16.0 million is primarily related to an increase in the fair value of our contingent consideration liability of $13.5 million and an increase in our share of AvenCell's losses of $9.8 million, offset in part by a $7.3 million increase in interest income.

Liquidity and Capital Resources

Since our inception through December 31, 2022, we have raised an aggregate of $2,395.2 million to fund our operations through our collaboration agreements, our initial public offering and concurrent private placements, follow-on public offerings, at-the-market offerings and the sale of convertible preferred stock.

As of December 31, 2022, we had $1,262.0 million in cash, cash equivalents and marketable securities.

We are eligible to earn a significant amount of milestone payments and royalties, in each case, on a per-product basis under our collaborations with Novartis Institutes for BioMedical Research, Inc. (“Novartis”), SparingVision SAS (“SparingVision”) and ONK Therapeutics, Ltd. (“ONK”), on a per-target basis under our collaboration with Regeneron Pharmaceuticals, Inc. (“Regeneron”) and upon achievement of certain events under our collaboration with Kyverna. Our ability to earn these milestone payments and the timing of achieving these milestones is dependent upon the outcome of our research and development activities and is uncertain at this time. Our rights to payments under our collaboration agreements are our only committed external source of funds.

Follow-on Offering

In December 2022, we closed an underwritten public offering of 7,532,751 shares of common stock, including the exercise in full of the underwriters’ option to purchase an additional 982,532 shares of common stock, at the public offering price of $45.80 per share, for aggregate net proceeds of $337.9 million, after deducting the underwriting discount, commissions and approximately $0.3 million related to legal, accounting and other fees in connection with the sales.

At-the-Market Offering Programs

In August 2019, we entered into an Open Market Sale Agreement (the “2019 Sale Agreement”) with Jefferies LLC (“Jefferies”), under which Jefferies was able to offer and sell, from time to time in “at-the-market” offerings, shares of our common stock having aggregate gross proceeds of up to $150.0 million. We agreed to pay to Jefferies cash commissions of 3.0% of the gross proceeds of sales of common stock under the 2019 Sale Agreement. During the first quarter of 2022, we issued 579,788 shares of our common stock in a series of sales at an average price of $69.43 per share in accordance with the 2019 Sale Agreement, for aggregate net proceeds of $38.9 million after payment of cash commissions to Jefferies and approximately $0.2 million related to legal, accounting and other fees in connection with the sales. The 2019 Sale Agreement expired in the third quarter of 2022.

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

During the year ended December 31, 2022, we issued 3,395,339 shares of our common stock in a series of sales at an average price of $57.43 per share in accordance with the 2022 Sale Agreement, for aggregate net proceeds of $189.0 million after payment of cash commissions to Jefferies and approximately $0.1 million related to legal, accounting and other fees in connection with the sales. As of December 31, 2022, $205.0 million in shares of common stock remain eligible for sale under the 2022 Sale Agreement.

Funding Requirements

Our primary uses of capital are, and we expect will continue to be, research and development research materials and contracted services, clinical trial costs, compensation and related expenses, laboratory and office facilities, research supplies, legal and regulatory expenses, patent prosecution filing and maintenance costs for our licensed IP, milestone and royalty payments and general overhead costs. During 2023, we expect our expenses to increase compared to prior periods in connection with our ongoing activities as we continue to grow our research and development team, develop our clinical programs and advance additional programs into clinical development.

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

Outlook

Based on our research and development plans and our expectations related to the progress of our programs, we expect that our cash, cash equivalents and marketable securities as of December 31, 2022, as well as research and cost reimbursement funding from our collaboration agreements will enable us to fund our ongoing operating expenses and capital expenditure requirements beyond the next 24 months, excluding any potential milestone payments or extension fees that could be earned and distributed under our collaboration agreements or any strategic use of capital not currently in the base case planning assumptions. We have based this estimate on current assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect.

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

Cash Flows

The following is a summary of cash flows for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021
	(In millions)
Net cash used in operating activities	$(333.3)	$(225.0)
Net cash provided by (used in) investing activities	160.3	(550.8)
Net cash provided by financing activities	583.0	736.7

Net cash used in operating activities

Net cash used in operating activities of $333.3 million during the year ended December 31, 2022 primarily reflects the increased spend in our research and development activities, offset by the receipt of $10.7 million in payments from our collaboration partners during that period. Net cash used in operating activities of $225.0 million during the year ended December 31, 2021 primarily reflects increased spend in our research and development activities offset by the receipt of $6.7 million in payments from our collaboration partners during that period.

Net cash provided by (used in) investing activities

During the year ended December 31, 2022, our investing activities provided net cash of $160.3 million primarily due to $647.6 million in marketable securities maturing, offset in part by $429.0 million of marketable securities purchased, $44.8 million in net cash for the acquisition of Rewrite, and $13.6 million in cash for the purchase of property and equipment. During the year ended December 31, 2021, our investing activities used net cash of $550.8 million. The increase in the year ended December 31, 2021 is primarily due to marketable securities activity during the period, as $1,020.6 million in marketable securities were purchased and $485.6 million in marketable securities matured, as well as the use of $12.8 million in cash for the purchase of property and equipment and $3.0 million for an investment in Kyverna.

Net cash provided by financing activities

Net cash provided by financing activities of $583.0 million during the year ended December 31, 2022 is primarily due to the receipt of $337.9 million in net proceeds from a follow-on offering of our common stock, $227.9 million in net proceeds from at-the-market offerings, $14.5 million in cash received from the exercise of stock options and $2.6 million in cash received from the issuance of shares through our employee stock purchase plan. Net cash provided by financing activities of $736.7 million during the year ended December 31, 2021 is primarily due to the receipt of $648.3 million in net proceeds from a follow-on offering of our common stock, $45.3 million in net proceeds from at-the-market offerings, $41.1 million in cash received from the exercise of stock options and $2.0 million in cash received from the issuance of shares through our employee stock purchase plan.

Contractual and Other Obligations

We have entered into arrangements that contractually obligate us to make payments that will affect our liquidity and cash flows in future periods.

Property Leases - Commenced

As of December 31, 2022, our contractual commitments for leases were $170.4 million, which will be paid over the term of such leases. For additional information on our leases and timing of future payments refer to Note 12 of the consolidated financial statements included in this Annual Report on Form 10-K.

Property Leases – Not Yet Commenced

In February 2022, we entered into a lease agreement for office, general laboratory and good manufacturing practice (“GMP”) manufacturing space at 840 Winter Street in Waltham, Massachusetts, which is described in further detail in Note 12 of the consolidated financial statements included in this Annual Report on Form 10-K. In connection therewith, we have committed to making at least $146.0 million in rental payments over a lease term of 144 months estimated to begin in 2024.

Other Obligations

We enter into contracts in the normal course of business with various third parties for clinical trials, preclinical research studies, supply manufacturing and other services and products for operating purposes. As of December 31, 2022, we have $8.0 million of commitments that are legally enforceable and due within one year.

We do not include any potential future pass-through milestone payments or royalty payments we may be required to make under our existing license agreements or the merger agreement related to our acquisition of Rewrite due to the uncertainty of the occurrence of the events requiring payment under those agreements. These payments are not reflected in the disclosures above. In January 2023, a research milestone related to Rewrite was achieved and settled (see Note 11).

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

As of December 31, 2022, our only revenue recognized is related to collaboration agreements with third parties which are either within the scope of ASC 606, under which we license certain rights to our product candidates to third parties, or within the scope of ASC 808, Collaborative Arrangements (“ASC 808”) if it involves a joint operating activity pursuant to which we are an active participant and are exposed to significant risks and rewards with respect to the arrangement. As discussed in further detail in Note 9 to our consolidated financial statements of this Annual Report on Form 10-K, we enter into out-licensing agreements which are within the scope of ASC 606, under which we license certain rights to our product candidates to third parties and may provide services related to the research and development of the product candidates. The terms of these arrangements typically include consideration payable to us of one or more of the following: nonrefundable, upfront fees; development, regulatory, and commercial milestone payments; research and development funding payments; and royalties on the net sales of licensed products. Additionally, the terms of certain arrangements may include an equity interest in the other company. Consideration received from each of these payments results in collaboration revenues, except for revenues from royalties on the net sales of licensed products, which are classified as royalty revenues. For arrangements within the scope of ASC 808, the terms of these arrangements typically include payments received or made under the cost sharing provisions which are recognized as a component of collaboration revenues in the consolidated statements of operations and comprehensive loss.

In determining the accounting for each contract, the significant areas of management judgment or estimation include determining the transaction price, identifying the distinct performance obligations within a contract, determining the standalone selling prices for distinct performance obligations when more than one distinct performance obligation is identified within a contract and determining the revenue recognition pattern for each performance obligation that best reflects the timing of when we transfer control of goods and services to the customer. If the consideration received in exchange for entering into a contract is in the form of noncash consideration, we are required to estimate the fair value of the noncash consideration received. If our estimates of the noncash consideration received are not appropriate it could impact the total amount of revenue recognized for the contract. Furthermore, many of our performance obligations, whether distinct or combined, do not have readily available standalone selling prices and therefore we are required to make judgments and estimates regarding the standalone selling prices when relevant. To the extent the estimates are not appropriate in the circumstances, it could impact the timing of our revenue recognition. We evaluate the measure of progress each reporting period and if estimates related to the measure of progress change, related revenue recognition is adjusted accordingly.

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

Contingent Consideration Liability

As discussed in Notes 2, 4 and 11 to our consolidated financial statements of this Annual Report on Form 10-K, during the year ended December 31, 2022, we entered into the Rewrite Merger Agreement. Under the Rewrite Merger Agreement, the Rewrite Holders are eligible to receive a $25.0 million research milestone payment, payable in a combination of cash and our common stock. We account for contingent consideration identified in an asset acquisition that is settled in shares of common stock under ASC 480, Distinguishing Liabilities from Equity (“ASC 480”), which results in us applying judgment in estimating the fair value of the liability at the end of each reporting period. We engaged an independent valuation specialist to determine the fair value of the contingent consideration liability (see Note 4 to our consolidated financial statements for specifics related to the valuation model and inputs utilized). The estimated probability of achievement is a highly sensitive input into the model. A 10% decrease in the probability of achievement, keeping all other variables the same, yields a 10% decrease in the earnout liability.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of December 31, 2022, we had cash equivalents, restricted cash equivalents and marketable securities of $1,273.0 million consisting of interest-bearing money market accounts, reverse repurchase agreements, corporate and financial institution debt securities, U.S. Treasury and other government securities and asset-backed securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are primarily in marketable securities. Due to the short-term duration of our investment portfolios and the low risk profile of our investments, we do not believe an immediate change of 100 basis points, or one percentage point, would have a material effect on the fair market value of our investment portfolio. Declines in interest rates, however, would reduce future investment income.

We do not have any foreign currency or derivative financial instruments. Inflation generally affects us by increasing our cost of labor, preclinical and clinical trial costs. We do not believe that inflation had a material effect on our results of operations during the year ended December 31, 2022.

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

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2022.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013 framework) (“COSO”). Based on its assessment, management believes that, as of December 31, 2022, our internal control over financial reporting is effective based on those criteria.

Deloitte & Touche LLP, our independent registered public accounting firm, has issued an attestation report on the effectiveness of our internal control over financial reporting, which is included below.

Changes in Internal Controls over Financial Reporting

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Intellia Therapeutics, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Intellia Therapeutics, Inc. and subsidiary (the “Company”) as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated February 23, 2023, expressed an unqualified opinion on those financial statements.

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

February 23, 2023

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K and is incorporated by reference from our definitive proxy statement to be filed with the SEC with respect to our 2023 Annual Meeting of Stockholders, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, which we expect to file with the SEC no later than May 1, 2023.

Item 10. Directors, Executive Officers and Corporate Governance

Information regarding our directors, including the audit committee and audit committee financial experts, and executive officers and compliance with Section 16(a) of the Exchange Act will be included in our 2023 Proxy Statement and is incorporated herein by reference.

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

Item 11. Executive Compensation

The information required by this item regarding executive compensation will be included in our definitive proxy statement to be filed with the SEC with respect to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item regarding security ownership of certain beneficial owners and management and securities authorized for issuance under equity compensation plans will be included in our definitive proxy statement to be filed with the SEC with respect to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item regarding certain relationships and related transactions and director independence will be included in our definitive proxy statement to be filed with the SEC with respect to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information about aggregate fees billed to us by our independent principal accountant, Deloitte & Touche LLP (PCAOB ID No. 34), located in Boston, Massachusetts, will be presented in our definitive proxy statement to be filed with the SEC with respect to our 2023 Annual Meeting of Stockholders under the caption “Audit Committee Matters — Principal Accounting Firm Fees” and is incorporated herein by reference.

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Intellia Therapeutics, Inc. and subsidiary (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Rewrite Asset Acquisition - Contingent Consideration Liability – Refer to Notes 2, 4, and 11 to the financial statements

Critical Audit Matter Description

In February 2022, the Company completed the acquisition of Rewrite Therapeutics, Inc. (“Rewrite”) and the transaction was accounted for as an asset acquisition.

Pursuant to the terms of the agreement to acquire Rewrite (the “Rewrite Merger Agreement”), the Company may be required to make a payment to the previous stockholders and option holders of Rewrite in the form of the Company’s common stock based on the achievement of a research milestone. As this milestone is payable in the

Company’s common stock, the contingent consideration qualifies as a liability under ASC 480, Distinguishing Liabilities from Equity. As of the acquisition date and as of December 31, 2022, the Company recorded an estimated liability for the acquisition-related contingent consideration at its fair value. The Company estimated the fair value using unobservable inputs by applying a probability-based valuation model.

The key assumptions management used in the valuation model are the probability and estimated timing of achieving the research milestone. These assumptions are not observable in the market and therefore represent Level 3 measurements within the fair value hierarchy.

Given that the fair value of the Rewrite contingent consideration liability is estimated based on unobservable inputs and is sensitive to changes in the probability and timing of milestone achievement, auditing the key assumptions required a high degree of auditor judgment and additional audit procedures, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our principal audit procedures related to the Rewrite contingent consideration liability included the following, among others:

•
We read the Rewrite Merger Agreement and other documents related to the acquisition to understand the terms of the contingent consideration obligation and compared the contract terms to the valuation model to evaluate consistency.
•
We tested the design, implementation, and effectiveness of controls over management’s review of the inputs and assumptions used in the valuation of the Rewrite contingent consideration liability, including the probability and timing of achievement of the research milestone.
•
With the assistance of our fair value specialists, we evaluated the reasonableness of the valuation methodology.
•
We also assessed the qualification, competence and objectivity of the external valuation professionals engaged by the Company.
•
We inquired of management and the Company’s scientific personnel to understand the milestone and the underlying assumptions, including current progress of development and underlying data associated with development efforts and timing of the related milestone.
•
We evaluated the reasonableness of management’s assumptions of the probability and timing of achievement of the research milestone by reviewing internal communications to management and the board of directors.
•
We evaluated whether management’s assumptions used for the research milestone were consistent with evidence obtained in other areas of the audit.

/s/ Deloitte & Touche LLP

Boston, Massachusetts
February 23, 2023

We have served as the Company's auditor since 2015.

INTELLIA THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands except share and per share data)

	December 31, 2022	December 31, 2021
ASSETS
Current Assets:
Cash and cash equivalents	$523,506	$123,406
Marketable securities	669,116	625,282
Accounts receivable ($0.3 million and $0.1 million from related party)	3,768	2,031
Prepaid expenses and other current assets	20,407	18,584
Total current assets	1,216,797	769,303
Marketable securities - noncurrent	69,338	337,361
Property and equipment, net	27,921	20,968
Operating lease right-of-use assets	133,076	79,143
Equity method investment	32,455	58,131
Investments and other assets	40,527	29,558
Total Assets	$1,520,114	$1,294,464
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$5,154	$9,653
Accrued expenses ($1.6 million and $0 million due to related party)	60,876	43,309
Current portion of operating lease liability	16,685	9,112
Current portion of deferred revenue ($19.9 million and $34.2 million from related party)	43,839	63,759
Total current liabilities	126,554	125,833
Deferred revenue, net of current portion ($0 million and $19.9 million from related party)	19,932	63,476
Long-term operating lease liability	114,018	64,911
Contingent consideration liability	24,026	-
Commitments and contingencies (Note 8)
Stockholders’ Equity:
Common stock, $0.0001 par value; 120,000,000 shares authorized; 87,103,007 and 74,485,883 shares issued and outstanding at December 31, 2022 and 2021, respectively	9	7
Additional paid-in capital	2,420,223	1,745,870
Accumulated other comprehensive loss	(7,461)	(2,632)
Accumulated deficit	(1,177,187)	(703,001)
Total stockholders’ equity	1,235,584	1,040,244
Total Liabilities and Stockholders’ Equity	$1,520,114	$1,294,464

See notes to consolidated financial statements.

INTELLIA THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Amounts in thousands except per share data)

	Year Ended December 31,
	2022	2021	2020
Collaboration revenue (1)	$52,121	$33,053	$57,994
Operating expenses:
Research and development	419,979	229,807	150,408
General and administrative	90,306	71,096	44,169
Total operating expenses	510,285	300,903	194,577
Operating loss	(458,164)	(267,850)	(136,583)
Other (expense) income, net:
Interest income	8,542	1,283	2,352
Loss from equity method investment	(11,079)	(1,325)	-
Change in fair value of contingent consideration	(13,485)	-	-
Total other (expense) income, net	(16,022)	(42)	2,352
Net loss	$(474,186)	$(267,892)	$(134,231)
Net loss per share, basic and diluted	$(6.16)	$(3.78)	$(2.40)
Weighted average shares outstanding, basic and diluted	76,972	70,894	55,987
Other comprehensive loss:
Unrealized loss on marketable securities	(1,637)	(2,126)	(260)
Other comprehensive loss from equity method investment	(3,192)	(507)	-
Comprehensive loss	$(479,015)	$(270,525)	$(134,491)
(1) Including the following revenue from related party (see Notes 9 and 16):	$21,134	$6,072	$-

See notes to consolidated financial statements.

INTELLIA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share data)

			Additional	Accumulated Other		Total
	Common		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2019	50,198,044	$5	$570,493	$261	$(300,878)	$269,881
Issuance of common stock through follow-on offerings, net of issuance costs of $669	11,815,069	2	296,605	-	-	296,607
Issuance of common stock to Regeneron	925,218	-	12,580	-	-	12,580
Issuance of common stock through at-the-market offerings, net of issuance costs of $151	2,270,161	-	49,461	-	-	49,461
Exercise of stock options	840,824	-	11,574	-	-	11,574
Vesting of restricted stock units	82,829	-	-	-	-	-
Issuance of shares under employee stock purchase plan	101,911	-	1,557	-	-	1,557
Equity-based compensation	-	-	19,903	-	-	19,903
Other comprehensive loss - unrealized loss on marketable securities	-	-	-	(260)	-	(260)
Net loss	-	-	-	-	(134,231)	(134,231)
Balance at December 31, 2020	66,234,056	7	962,173	1	(435,109)	527,072
Issuance of common stock through follow-on offerings, net of issuance costs of $284	4,758,620	-	648,315	-	-	648,315
Issuance of common stock through at-the-market offerings, net of issuance costs of $52	641,709	-	45,255	-	-	45,255
Exercise of stock options	2,700,886	-	41,094	-	-	41,094
Vesting of restricted stock units	119,715	-	-	-	-	-
Issuance of shares under employee stock purchase plan	30,897	-	2,024	-	-	2,024
Equity-based compensation	-	-	47,009	-	-	47,009
Other comprehensive loss - unrealized loss on marketable securities	-	-	-	(2,126)	-	(2,126)
Other comprehensive loss - equity method investment	-	-	-	(507)	-	(507)
Net loss	-	-	-	-	(267,892)	(267,892)
Balance at December 31, 2021	74,485,883	7	1,745,870	(2,632)	(703,001)	1,040,244
Issuance of common stock through follow-on offerings, net of issuance costs of $253	7,532,751	1	337,891	-	-	337,892
Issuance of common stock through at-the-market offerings, net of issuance costs of $164 - 2019 Sale Agreement	579,788	1	38,885	-	-	38,886
Issuance of common stock through at-the-market offerings, net of issuance costs of $125 - 2022 Sale Agreement	3,395,339	-	189,011	-	-	189,011
Exercise of stock options	883,954	-	14,517	-	-	14,517
Vesting of restricted stock units	147,674	-	-	-	-	-
Issuance of shares under employee stock purchase plan	77,618	-	2,649	-	-	2,649
Equity-based compensation	-	-	91,400	-	-	91,400
Other comprehensive loss - unrealized loss on marketable securities	-	-	-	(1,637)	-	(1,637)
Other comprehensive loss - equity method investment	-	-	-	(3,192)	-	(3,192)
Net loss	-	-	-	-	(474,186)	(474,186)
Balance at December 31, 2022	87,103,007	$9	$2,420,223	$(7,461)	$(1,177,187)	$1,235,584

INTELLIA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Year Ended December 31,
	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(474,186)	$(267,892)	$(134,231)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,572	6,891	6,311
(Gain) loss on disposal of property and equipment	(162)	-	35
Equity-based compensation	91,400	47,009	19,903
Amortization of investment premiums	4,003	7,604	538
Loss from equity method investment	11,079	1,325	-
Deferral of equity method investment intra-entity profit on sales	11,405	2,937	-
Change in fair value of contingent consideration	13,485	-	-
In-process research and development charge	55,990	-	-
Changes in operating assets and liabilities:
Accounts receivable	(1,737)	99	2,490
Prepaid expenses and other current assets	(2,160)	(9,798)	(9,206)
Operating lease right-of-use assets	13,121	9,349	6,457
Other assets	(1,091)	117	83
Accounts payable	(4,584)	529	5,060
Accrued expenses	15,924	17,260	13,031
Deferred revenue	(63,464)	(31,355)	45,121
Operating lease liabilities	(9,882)	(9,105)	(5,504)
Net cash used in operating activities	(333,287)	(225,030)	(49,912)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(13,558)	(12,756)	(3,585)
Purchases of marketable securities	(429,032)	(1,020,620)	(473,702)
Maturities of marketable securities	647,581	485,598	262,800
Proceeds from sale of property and equipment	150	-	-
Acquired in-process research and development, net of cash acquired of $287	(44,832)	-	-
Investment in Kyverna Therapeutics, Inc.	-	(3,000)	-
Net cash provided by (used in) investing activities	160,309	(550,778)	(214,487)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock through follow-on offerings, net of issuance costs	337,892	648,315	296,607
Proceeds from issuance of common stock through at-the-market offerings, net of issuance costs	227,897	45,255	49,461
Proceeds from issuance of common stock to Regeneron Pharmaceuticals, Inc.	-	-	12,580
Proceeds from options exercised	14,517	41,094	11,574
Issuance of shares through employee stock purchase plan	2,649	2,024	1,557
Net cash provided by financing activities	582,955	736,688	371,779
Net increase (decrease) in cash and cash equivalents and restricted cash equivalents	409,977	(39,120)	107,380
Cash and cash equivalents and restricted cash equivalents, beginning of period	125,486	164,606	57,226
Cash and cash equivalents and restricted cash equivalents, end of period	$535,463	$125,486	$164,606

Reconciliation of cash and cash equivalents and restricted cash equivalents to consolidated balance sheet:
Cash and cash equivalents	$523,506	$123,406	$160,020
Restricted cash equivalents, included in investments and other assets	11,957	2,080	4,586
Total cash and cash equivalents and restricted cash equivalents	$535,463	$125,486	$164,606

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Purchases of property and equipment unpaid at period end	$1,623	$667	$1,508
Right-of-use assets acquired under operating leases	67,053	49,378	26,432
Contingent consideration liability assumed in asset acquisition	10,541	-	-
Non-cash trade-in of property and equipment	200	-	-
Non-cash contribution of intellectual property to AvenCell Therapeutics, Inc.	-	62,900	-
Non-cash contribution of intellectual property to SparingVision SAS	-	14,759	-
Non-cash contribution of intellectual property to Kyverna Therapeutics, Inc.	-	7,000	-
See notes to consolidated financial statements.

INTELLIA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.
The Company

Intellia Therapeutics, Inc. (“Intellia” or the “Company”) is a leading clinical-stage genome editing company focused on developing potentially curative therapies using CRISPR/Cas9-based technologies. CRISPR/Cas9, an acronym for Clustered, Regularly Interspaced Short Palindromic Repeats (“CRISPR”)/CRISPR associated 9 (“Cas9”), is a technology for genome editing, the process of altering selected sequences of genomic deoxyribonucleic acid (“DNA”). To fully realize the transformative potential of CRISPR/Cas9-based technologies, Intellia is building a full-spectrum genome editing company, by leveraging its modular platform, to advance in vivo and ex vivo therapies for diseases with high unmet need by pursuing two primary approaches. For in vivo applications to address genetic diseases, the Company deploys CRISPR/Cas9 as the therapy that targets cells within the body. In parallel, the Company is developing ex vivo applications to address immuno-oncology and autoimmune diseases, where we use CRISPR/Cas9 as the tool to create the engineered cell therapy. The Company's deep scientific, technical and clinical development experience, along with its robust intellectual property (“IP”) portfolio, have enabled it to unlock broad therapeutic applications of CRISPR/Cas9 and related technologies to create new classes of genetic medicine.

The Company was founded and commenced active operations in mid-2014. The Company will require substantial additional capital to fund its research and development. The Company is subject to risks and uncertainties common to early-stage companies in the biotechnology industry, including, but not limited to, development by competitors of more advanced or effective therapies, dependence on key executives, protection of and dependence on proprietary technology, compliance with government regulations and ability to secure additional capital to fund operations. Programs currently in development or moving into development will require significant additional research and development efforts, including preclinical and clinical testing and regulatory approval prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel and infrastructure and extensive compliance-reporting capabilities. Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will realize significant revenue from product sales.

Liquidity

Since its inception through December 31, 2022, the Company has raised an aggregate of $2,395.2 million to fund its operations through its initial public offering (“IPO”) and concurrent private placements, follow-on public offerings, at-the-market offerings and the sale of convertible preferred stock, as well as through its collaboration agreements. The Company expects that its cash, cash equivalents and marketable securities as of December 31, 2022 will enable the Company to fund its ongoing operating expenses and capital expenditure requirements for at least the twelve-month period following the issuance of these consolidated financial statements.

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

On February 2, 2022, the Company entered into an agreement to acquire Rewrite Therapeutics, Inc., a Delaware corporation (“Rewrite”). On the effective date of the agreement, Rewrite became a wholly-owned subsidiary of the Company. In September 2022, Rewrite merged into Intellia, with Intellia the surviving entity.

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

Fair Value Measurements

The Company’s financial instruments include cash equivalents, marketable securities, accounts receivable, non-marketable securities, accounts payable, accrued expenses and a contingent consideration liability. Certain of the Company’s financial assets, including cash equivalents and marketable securities, have been initially valued at the transaction price, and subsequently revalued at the end of each reporting period, utilizing third-party pricing services or other observable market data. The pricing services utilize industry standard valuation models and observable market inputs to determine value.

Refer to Note 4 for further information regarding the Company’s fair value measurements.

Other financial instruments, including accounts receivable, accounts payable and accrued expenses, are carried at cost, which approximate fair value due to the short duration and term to maturity.

Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. As of December 31, 2022, cash equivalents consisted of interest-bearing money market accounts and reverse repurchase agreements. As of December 31, 2021, cash equivalents consisted of interest-bearing money market accounts.

Restricted Cash Equivalents

The Company has restricted cash equivalents made up of money market funds held in collateral accounts that are restricted to secure letters of credit in accordance with certain of its leases. As of December 31, 2022, these restricted cash equivalents amounted to $12.0 million. As of December 31, 2021, these restricted cash equivalents amounted to $2.1 million. The letters of credit are required to be maintained throughout the term of the leases; in some cases, the Company is able to reduce the amounts held over time. These restricted cash equivalents are long-term in nature and are included in “Investments and other assets” in the Company’s consolidated balance sheets.

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

Accounts receivable represents amounts due from collaboration partners and joint ventures. The Company monitors economic conditions to identify facts or circumstances that may indicate that any of its accounts receivable are at risk of collection. As of December 31, 2022, the Company’s accounts receivable were related to its collaborations with Regeneron Pharmaceuticals, Inc. (“Regeneron”), AvenCell Therapeutics, Inc. (“AvenCell”), SparingVision SAS (“SparingVision”) and ONK Therapeutics, Ltd. (“ONK”). As of December 31, 2021, the Company’s accounts receivable were related to its collaborations with Regeneron and AvenCell.

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

The Company accounts for contingent consideration identified in an asset acquisition that is settled in shares of common stock under ASC 480, Distinguishing Liabilities from Equity (“ASC 480”). The contingent consideration liability will be recorded at fair value at the end of each reporting period with changes in estimated fair values recorded in other (expense) income in the consolidated statements of operations and comprehensive loss.

The estimated fair value of the contingent consideration liability related to the acquisition of Rewrite (see Notes 4 and 11) is determined based on a probability adjusted discounted cash flow model that includes significant estimates and assumptions pertaining to research and development. Significant changes in any of the probabilities of success or in the probabilities as to the periods in which the milestone would be achieved would result in a significantly higher or lower fair value measurement. The Company will continue to adjust the liability for changes in fair value until the obligation is settled or the research is abandoned.

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

Revenue Recognition

The Company recognizes revenue in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) and its related amendments (collectively known as “ASC 606”).

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

The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring goods and services to the customer. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing either the expected value method or the most likely amount method, depending on the nature of the variable consideration. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. Any estimates, including the effect of the constraint on variable consideration, are evaluated at each reporting period for any changes. Determining the transaction price requires significant judgment, which is discussed in further detail for each of the Company’s collaboration agreements in Note 9. In addition, none of the Company’s contracts as of December 31, 2022 or 2021 contained a significant financing component.

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

As of December 31, 2022, the Company’s only revenue recognized is related to collaboration agreements with third parties which are either within the scope of ASC 606, under which the Company licenses certain rights to its product candidates to third parties, or within the scope of ASC 808, Collaborative Arrangements (“ASC 808”) if it involves a joint operating activity pursuant to which the Company is an active participant and is exposed to significant risks and rewards with respect to the arrangement. For the collaboration arrangements under the scope of ASC 606, as discussed in further detail in Note 9, the terms of these arrangements typically include payment to the Company of one or more of the following: nonrefundable, upfront fees; development, regulatory, and commercial milestone payments; research and development funding payments; and royalties on the net sales of licensed products. Additionally, the terms of certain arrangements may include an equity interest in the other company. Each of these payments results in collaboration revenues, except for revenues from royalties on the net sales of licensed products, which are classified as royalty revenues. For arrangements within the scope of ASC 808, the terms of these arrangements typically include payments received or made under the cost sharing provisions which are recognized as a component of revenues in the consolidated statements of operations and comprehensive loss.

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

Research and Development Expenses

Research and development costs are expensed as incurred. Research and development costs consist of expenses incurred in performing research and development activities, such as salaries, equity-based compensation and benefits of employees, allocated facility-related expenses, overhead expenses, license, sublicense and milestone fees, contract research, clinical trial costs, development and manufacturing services, and other related costs.

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

Segment Information

The Company's chief executive officer, its chief operating decision maker, manages the Company's operations as a single segment for the purpose of assessing performance and making operating decisions. The Company’s one business segment is the development of genome editing-based therapies. All of the Company’s assets are held in the U.S. and all of the Company’s revenue has been generated in the U.S.

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

At December 31, 2022 and 2021, the Company accounted for its investment in AvenCell under the equity method of accounting and no impairment charges were recognized during the years ended December 31, 2022 or 2021. Refer to Note 10 for further details.

Recent Accounting Pronouncements

There were no accounting pronouncements adopted by the Company in 2022 other than as noted above.

3.
Marketable Securities

The following table summarizes the Company’s available-for-sale marketable securities as of December 31, 2022 and 2021 at net book value:

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Marketable securities:
U.S. Treasury and other government securities	$244,562	$62	$(1,938)	$242,686
Financial institution debt securities	380,891	-	(1,030)	379,861
Corporate debt securities	102,059	-	(509)	101,550
Other asset-backed securities	14,703	-	(346)	14,357
Total	$742,215	$62	$(3,823)	$738,454

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Marketable securities:
U.S. Treasury and other government securities	$301,493	$-	$(1,016)	$300,477
Financial institution debt securities	441,068	-	(652)	440,416
Corporate debt securities	62,500	-	(151)	62,349
Other asset-backed securities	159,707	-	(306)	159,401
Total	$964,768	$-	$(2,125)	$962,643

The amortized cost of available-for-sale securities is adjusted for amortization of premiums and accretion of discounts to maturity. At December 31, 2022 and 2021, the balance in the Company’s accumulated other comprehensive (loss)/income was composed of activity related to the Company’s available-for-sale marketable securities and equity method investment. There were no material realized gains or losses in the years ended December 31, 2022, 2021 or 2020. The Company did not reclassify any amounts out of accumulated other comprehensive income (loss) during these periods. The Company generally does not intend to sell any investments prior to recovery of their amortized cost basis for any investment in an unrealized loss position. As such, the Company has classified these losses as temporary in nature.

The Company's available-for-sale securities that are classified as short-term marketable securities in the consolidated balance sheet mature within one year or less as of the balance sheet date. Available-for-sale securities that are classified as noncurrent in the consolidated balance sheet are those that mature after one year but within five years from the balance sheet date and that the Company does not intend to dispose of within the next twelve months. At December 31, 2022 and 2021, the Company did not hold any investments that matured beyond five years of the balance sheet date.

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

As of December 31, 2022 and 2021, the Company’s financial assets recognized at fair value on a recurring basis consisted of the following:

	Fair Value as of December 31, 2022
	Total	Level 1	Level 2	Level 3
	(In thousands)
Cash equivalents and restricted cash equivalents	$534,581	$534,581	$-	$-
Marketable securities:
U.S. Treasury and other government securities	242,686	172,939	69,747	-
Financial institution debt securities	379,861	-	379,861	-
Corporate debt securities	101,550	-	101,550	-
Other asset-backed securities	14,357	-	14,357	-
Total marketable securities	738,454	172,939	565,515	-
Total	$1,273,035	$707,520	$565,515	$-

	Fair Value as of December 31, 2021
	Total	Level 1	Level 2	Level 3
	(In thousands)
Cash equivalents and restricted cash equivalents	$124,636	$124,636	$-	$-
Marketable securities:
U.S. Treasury and other government securities	300,477	280,085	20,392	-
Financial institution debt securities	440,416	-	440,416	-
Corporate debt securities	62,349	-	62,349	-
Other asset-backed securities	159,401	-	159,401	-
Total marketable securities	962,643	280,085	682,558	-
Total	$1,087,279	$404,721	$682,558	$-

Certain of the Company’s financial assets, including cash equivalents, restricted cash equivalents and marketable securities, have been initially valued at the transaction price, and subsequently revalued at the end of each reporting period, utilizing third-party pricing services or other observable market data. The pricing services utilize industry standard valuation models and observable market inputs to determine value. After completing its validation procedures, the Company did not adjust or override any fair value measurements provided by the pricing services as of December 31, 2022 or 2021.

Other financial instruments, including accounts receivable, accounts payable and accrued expense, are carried at cost, which approximates fair value due to the short duration and term to maturity.

The Company's investment in AvenCell was initially recorded at fair value, determined according to Level 3 inputs in the fair value hierarchy described above. Refer to Note 10 for further details.

The Company's investment in SparingVision was initially recorded at fair value, determined according to Level 3 inputs in the fair value hierarchy described above. The Company's investment in Kyverna Therapeutics, Inc. (“Kyverna”) was initially recorded at cost, which is representative of fair value. Refer to Note 10 for further details. The SparingVision and Kyverna investments (the “investments”) are included in “Investments and other assets” on the consolidated balance sheets. These investments are accounted for using the measurement alternative at cost minus impairment adjusted for changes in observable prices. There were no changes in observable prices of these investments as of December 31, 2022 or 2021.

As discussed further in Note 11, under the Rewrite Merger Agreement, the Rewrite Holders are eligible to receive a $25.0 million research milestone payment, payable in a combination of cash and the Company’s common stock valued using the volume-weighted average price of the Company’s stock over the ten-day trading period ending two trading days prior to the date on which the applicable milestone is achieved. The milestone payable in the Company’s common stock results in liability classification under ASC 480. This contingent consideration liability is carried at fair value which was estimated by applying a probability-based model, which utilized inputs based on timing of achievement that were unobservable in the market. The contingent consideration liability is classified within Level 3 of the fair value hierarchy.

The following table reconciles the change in fair value of the contingent consideration liability based on the level 3 inputs listed below (in thousands):

For the year ended December 31, 2022
Balance at February 2, 2022 (at inception)	$10,541
Change in fair value	13,485
Balance at December 31, 2022	$24,026

	As of inception (February 2, 2022)	As of December 31, 2022
Discount rate	7%	10.1%
Probability of achievement	50%	100%
Projected year of achievement	2024	2023

5.
Property and Equipment, Net

Property and equipment, net consisted of the following:

	December 31,
	2022	2021
	(In thousands)
Laboratory equipment	$51,911	$39,840
Office furniture and equipment	2,633	2,186
Computer equipment	1,785	1,318
Leasehold improvements	3,066	2,188
Computer software	1,725	1,550
Total property and equipment	61,120	47,082
Less: accumulated depreciation and amortization	(33,199)	(26,114)
Property and equipment, net	$27,921	$20,968

Depreciation and amortization expense was $7.6 million, $6.9 million and $6.3 million for the years ended December 31, 2022, 2021 and 2020, respectively.

6.
Accrued Expenses

Accrued expenses consisted of the following:

	December 31,
	2022	2021
	(In thousands)
Accrued research and development	$32,684	$16,979
Employee compensation and benefits	21,778	20,359
Accrued legal and professional expenses	1,457	3,100
Accrued other	4,957	2,871
Total accrued expenses	$60,876	$43,309

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

A reconciliation of the federal statutory income tax rate and the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2022	2021	2020
Federal statutory income tax rate	(21.0)%	(21.0)%	(21.0)%
State income taxes	(8.3)	(16.6)	(7.4)
Research and development tax credits	(5.3)	(8.7)	(1.8)
Stock-based compensation	(0.1)	(16.8)	(1.3)
162m	0.1	0.2	-
In-process research and development	2.5	-	-
Change in valuation allowance	32.1	62.9	31.5
Effective income tax rate	—%	—%	—%

The Company’s net deferred tax assets (liabilities) consisted of the following:

	December 31,
	2022	2021
	(in thousands)
Deferred tax assets:
Intangibles, including acquired in-process research and development	$79,803	$1,010
Capitalized start-up costs	296	334
Net operating loss carryforwards	229,375	216,629
Research and development credit carryforwards	101,326	61,698
Operating lease liability	35,386	20,055
Deferred revenue	13,189	13,922
Equity-based compensation	22,512	7,774
Accruals and allowances	4,968	3,718
Prepaid rent	1,367	1,393
Equity investment adjustments	3,358	359
Gross deferred tax assets	491,580	326,892
Deferred tax asset valuation allowance	(454,793)	(304,781)
Total deferred tax assets	36,787	22,111
Deferred tax liabilities:
Fixed assets	(759)	(669)
Operating lease right-of-use assets	(36,028)	(21,442)
Total deferred tax liabilities	(36,787)	(22,111)
Net deferred tax asset (liability)	$-	$-

As of December 31, 2022 and 2021, the Company had federal net operating loss carryforwards of $852.1 million and $800.5 million, respectively, which may be available to offset future income tax liabilities.

Approximately $36.9 million of the federal net operating losses generated prior to 2018 will begin to expire in 2034, unless previously utilized. Losses incurred prior to 2018 will generally be deductible to the extent of the lesser of a corporation’s net operating loss carryover or 100% of a corporation’s taxable income and be available for twenty years from the period the loss was generated. The federal net operating losses generated after 2017 of approximately $815.2 million will be carried over indefinitely, but will generally limit the net operating loss deduction to the lesser of the net operating loss carryforward or 80% of a corporation’s taxable income (subject to Section 382 of the Internal Revenue Code of 1986, as amended). Also, there will be no carryback for losses incurred after 2017.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act, (the “CARES Act”) was enacted in the U.S. The CARES Act temporarily removes the 80% limit for taxable years beginning before 2021 to allow a net operating loss carryforward to fully offset an organization’s income. The CARES Act allows a five-year carryback of any net operating loss generated in a taxable year beginning after December 31, 2017, and before January 1, 2021. The impact of the CARES Act was not material to the Company.

As of December 31, 2022 and 2021, the Company also had state net operating loss carryforwards of $797.8 million and $767.8 million, respectively, which may be available to offset future income tax liabilities and begin to expire in 2034.

As of December 31, 2022 and 2021, the Company had federal tax credit carryforwards of approximately $63.4 million and $37.9 million, respectively, which begin to expire in 2034. As of December 31, 2022 and 2021, the Company had state research and development and other credit carryforwards of approximately $48.0 million and $30.2 million, which begin to expire in 2029.

The Company evaluated the expected realizability of its net deferred tax assets and determined that there was significant negative evidence due to its net operating loss position and insufficient positive evidence to support the realizability of these net deferred tax assets. The Company concluded it is more likely than not that its net deferred tax assets would not be realized in the future; therefore, the Company has provided a full valuation allowance against its net deferred tax asset balance as of December 31, 2022 and 2021. The valuation allowance increased by $150.0 million in 2022, $163.9 million in 2021, and $42.4 million in 2020.

Ownership changes may limit the amount of net operating loss carryforwards or research and development tax credit carryforwards that can be utilized to offset future taxable income or tax liability. In general, an ownership change, as defined by Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50% over a three-year period. If the Company has experienced a change of control, utilization of the net operating loss carryforwards or research and development tax credit carryforwards would be subject to an annual limitation under Section 382 and 383 of the Code. Any limitation may result in expiration of a portion of the net operating loss carryforwards or research and development tax credit carryforwards before utilization. During 2022, the Company completed an assessment of the available net operating loss carryforwards and other tax attributes under Section 382. The analysis is not expected to result in a material limitation to the Company’s tax attributes and the results of this analysis are reflected herein.

As of December 31, 2022, the Company had not identified any unrecognized tax benefits. The Company files income tax returns in the U.S. federal tax jurisdiction and Massachusetts and various other state tax jurisdictions. The Company is subject to examination by the Internal Revenue Service, Massachusetts taxing authorities and state taxing authorities for tax year 2018 through present. The returns in these jurisdictions since inception remain open for examination; however, there are currently no pending tax examinations. The Company will recognize interest and/or penalties related to uncertain tax benefits in income tax expense if they arise.

8.
Commitments and Contingencies

Litigation

During the year ended December 31, 2022, there have been no material changes to any outstanding litigation, nor is the Company a party to any new litigation.

License Agreements

The Company is party to license agreements, which include contingent payments. These payments will become payable if and when certain development, regulatory and commercial milestones are achieved. As of December 31, 2022, the satisfaction and timing of the contingent payments is uncertain and not reasonably estimable.

9.
Collaborations and Other Arrangements

To accelerate the development and commercialization of CRISPR-based products in multiple therapeutic areas, the Company has formed, and intends to seek other opportunities to form, strategic alliances with collaborators who can augment its leadership in CRISPR therapeutic development. As of December 31, 2022, the Company’s accounts receivable were related to its collaborations with Regeneron, AvenCell, SparingVision and ONK and the Company's contract liabilities were related to its collaborations with Regeneron, AvenCell, SparingVision and Kyverna. As of December 31, 2021, the Company’s accounts receivable were related to its collaborations with Regeneron and AvenCell and the Company's contract liabilities were related to its collaborations with Regeneron, AvenCell, SparingVision and Kyverna.

The following table presents changes in the Company’s accounts receivable and contract liabilities during the years ended December 31, 2022 and 2021 (in thousands):

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Year Ended December 31, 2022
Accounts receivable	$2,031	$12,453	$(10,716)	$3,768
Contract liabilities - deferred revenue	$127,235	$-	$(63,464)	$63,771

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Year Ended December 31, 2021
Accounts receivable	$2,130	$7,559	$(7,658)	$2,031
Contract liabilities - deferred revenue	$73,931	$84,659	$(31,355)	$127,235

During the years ended December 31, 2022, 2021 and 2020, the Company recognized the following revenues as a result of changes in the contract liability balance (in thousands):

Revenue recognized in the period from:	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
Amounts included in the contract liability at the beginning of the period	$52,060	$22,544	$11,571

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

Revenue Recognition: Collaboration Revenue. Through December 31, 2022, excluding amounts allocated to Regeneron’s purchase of the Company’s common stock, the Company recorded $145.0 million in upfront payments under the Amended Agreements and $39.5 million for research and development services, primarily under the ATTR Co/Co agreement. Through December 31, 2022, the Company has recognized $173.1 million of collaboration revenue under all arrangements, including $24.1 million, $25.7 million and $53.0 million of collaboration revenue in the years ended December 31, 2022, 2021 and 2020, respectively, in the consolidated statements of operations and comprehensive loss. This includes $11.9 million, $5.9 million, and $10.7 million, respectively, primarily representing payments due from Regeneron pursuant to the ATTR Co/Co agreement. These revenues are offset in part by contra-revenue related to the Hemophilia Co/Co agreements amounting to $10.4 million in the year ended December 31, 2022, $2.7 million in the year ended December 31, 2021 and $0 million in the year ended December 31, 2020.

As of December 31, 2022, there was approximately $28.8 million of the aggregate transaction price of the Amended Agreements remaining to be recognized, which the Company expects to be recognized during the research term through April 2024.

As of December 31, 2022 and 2021, the Company had accounts receivable of $3.2 million and $2.0 million, respectively, and deferred revenue of $28.8 million and $51.4 million, respectively, related to the Amended Agreements.

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

Since December 31, 2021, there have been no material changes to the key terms of the AvenCell LCA and AvenCell Co/Co agreements. In November 2022, the Company decided to re-prioritize its ex vivo programs and terminated the AvenCell Co/Co, effectively turning over control of the program to AvenCell. The Company will also have one option to enter into an additional co-development and co-funding agreement for a payment of $30.0 million to AvenCell. For further information on the terms and conditions of these agreements, please see the notes to the consolidated financial statements included in the Company's Annual Report for the year ended December 31, 2021.

Revenue Recognition – Collaboration Revenue. The Company recognized $22.8 million and $5.9 million in revenue related to the AvenCell LCA for the years ended December 31, 2022 and 2021, respectively, after eliminating $11.4 million and $2.9 million in intra-entity profits during those respective periods. The elimination of intra-entity profits results in the deferral of revenue that will be recognized if and when AvenCell commercializes a product with the Company's license or abandons the related project. Until such time, this revenue is indefinitely deferred and excluded from the results of operations of the Company. The Company also recognized $0.3 million related to materials shipped in accordance with the AvenCell LCA in the year ended December 31, 2022. The Company recognized $2.0 million in contra-revenue in the year ended December 31, 2022 related to the AvenCell Co/Co agreement. The Company recognized $0.2 million in revenues related to the AvenCell Co/Co agreement for the year ended December 31, 2021.

As of December 31, 2022, there was approximately $19.9 million of the aggregate transaction price of the AvenCell LCA remaining to be recognized, which the Company expects to recognize through July 2023.

As of December 31, 2022 and 2021, the Company had $0.3 million and $0.1 million in accounts receivable, respectively, related to the AvenCell agreements. The Company had deferred revenue of $19.9 million and $54.1 million as of December 31, 2022 and 2021, respectively, related to the AvenCell LCA.

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

Revenue Recognition: Collaboration Revenue. The Company recognized $0.2 million in revenue related to the SparingVision LCA for the year ended December 31, 2022. The Company did not recognize collaboration revenue in the year ended December 31, 2021 related to the SparingVision LCA. As of December 31, 2022, the Company had $0.1 million in accounts receivable related to the SparingVision LCA. The Company did not have accounts receivable related to the SparingVision LCA as of December 31, 2021. As of December 31, 2022 and 2021, the Company had deferred revenue of $14.7 million and $14.8 million related to the SparingVision LCA, respectively, which is expected to be recognized over a six to nine year period from the signing of the agreement.

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

Revenue Recognition: Collaboration Revenue. The Company recognized $6.6 million in revenue for the year ended December 31, 2022 related to the Kyverna LCA. The Company did not recognize any revenue for the year ended December 31, 2021 related to the Kyverna LCA. As of December 31, 2022 and 2021, the Company did not have accounts receivable related to the Kyverna LCA. As of December 31, 2022 and 2021 the Company had deferred revenue of $0.4 million and $7.0 million, respectively, related to the Kyverna LCA, which is expected to be recognized through January 2023.

ONK Therapeutics, Ltd.

On February 12, 2022 the Company entered into a license, collaboration and option agreement with ONK (the “ONK LCA”), an innovative company dedicated to developing optimally engineered natural killer (“NK”) cell therapies to cure patients with cancer.

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

Financial Terms: The Company will be eligible to receive up to $184 million per product in future development and commercial milestone payments as achieved, as well as up to mid-single-digit royalties on potential future sales. In addition, the agreement grants the Company options to co-develop and co-commercialize up to two products developed through the collaboration worldwide with rights to lead commercialization in the U.S. There is no fee related to the exercise of these co-development and co-commercialization options.

Governance: The parties formed a joint steering committee, which is responsible for monitoring and managing the collaboration prior to program completion.

ONK LCA – Accounting Analysis: The Company determined that the accounting for the ONK LCA is within the scope of ASC 606. The Company identified one combined performance obligation related to the license, evaluation and development programs. The LCA did not include an exchange of upfront consideration between the parties. As the ONK LCA progresses, the Company will incur certain expenses. Expenses incurred under the evaluation program will be accounted for under ASC 730, Research and Development. Reimbursements under the development programs represent variable constrained consideration, whereas the Company is acting as the principal, and revenue will be recognized as expenses are incurred. Milestone payments and royalties are constrained consideration and will be recorded as revenue upon achievement.

Revenue Recognition: Collaboration Revenue. The Company recognized $0.1 million in revenue for the year ended December 31, 2022 related to materials shipped in accordance with the ONK LCA.

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

Revenue Recognition – Milestone: No milestones under the 2014 Novartis Agreement and the Novartis Amendments were achieved during the year ended December 31, 2022. In September 2021, a milestone related to a CRISPR/Cas9-based engineered cell therapy for the treatment of sickle cell disease was reached and, as a result, the Company recognized $0.3 million as collaboration revenue within the consolidated statement of operations and comprehensive loss. In March 2020, the U.S. Food and Drug Administration (“FDA”) accepted the Investigational New Drug (“IND”) application submitted by Novartis for a CRISPR/Cas9-based engineered cell therapy for the treatment of sickle cell disease. As a result of meeting this milestone, the Company recognized $5.0 million as collaboration revenue within the consolidated statement of operations and comprehensive loss. The Company is eligible to receive additional downstream success-based milestones and royalties.

As of December 31, 2022 and 2021, the Company had no accounts receivable or deferred revenue related to the 2014 Novartis Agreement and the Novartis Amendments.

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

The Company recorded the initial investment in AvenCell of $62.9 million in “Equity method investments” on its consolidated balance sheet. Due to the timing and availability of AvenCell's financial information, the Company is recording its share of losses from AvenCell on a quarterly basis on a one-quarter lag. Therefore, the Company recorded its share of twelve months of AvenCell’s losses generated in the fourth quarter of 2021 and the first three quarters of 2022 in the Company's operating results and other comprehensive loss for the year ended December 31, 2022, resulting in a reduction of the Company's investment by $14.3 million. The Company recorded its share of two months of AvenCell's losses generated in the third quarter of 2021 in the Company's operating results and other comprehensive loss in the fourth quarter of 2021, resulting in a reduction of the Company's investment by $1.8 million. The elimination of the intra-entity profit component of $11.4 million and $2.9 million for the years ended December 31, 2022 and 2021, respectively (See Note 9) resulted in a further reduction in the balance of the investment in AvenCell, bringing the carrying value of the investment to $32.5 million and $58.1 million as of December 31, 2022 and 2021, respectively. The Company is not aware of any material events or transactions during this period that would warrant additional disclosure or recognition in the financial statements.

At December 31, 2022, the maximum exposure to loss is limited to the Company’s equity investment in the joint venture.

SparingVision SAS

In connection with the SparingVision LCA (See Note 9), the Company received 83,316 shares of Series A2 Preferred Stock (“Series A2”). Attached to each share of Series A2, the Company received three warrants for the right to purchase additional Series A2 shares at designated prices that are subject to certain vesting conditions (collectively referred to as the “SparingVision investments”). The Company accounts for the SparingVision investments using the measurement alternative as SparingVision is a private company and there is no readily observable transaction price. In determining the fair value of the SparingVision investments, the Company used an option pricing model which requires the input of certain subjective assumptions. The key assumptions used in the option pricing model, which are level 3 inputs, include the anticipated holding period to an exit and liquidity event, the volatility of market participants (90%), and the rate of return (65%). The Company recorded the initial investment in SparingVision of $14.8 million in “Investments and other assets” on its consolidated balance sheet. There was no change in the observable price or impairment of the SparingVision investment as of December 31, 2022 or 2021.

Kyverna Therapeutics, Inc.

In connection with the Kyverna LCA (See Note 9), the Company received 3,739,515 shares of Series B Preferred Stock with a fair value of $7.0 million. The Company separately made an additional investment in Kyverna, purchasing 1,602,649 shares of Series B Preferred Stock in exchange for $3.0 million in cash (collectively referred to as the “Kyverna investment”). The Company accounts for the Kyverna investment using the measurement alternative as Kyverna is a private company and there is no readily observable transaction price. The Company recorded the initial investment in Kyverna of $10.0 million in “Investments and other assets” on its consolidated balance sheet. There was no change in the observable price or impairment of the Kyverna investment as of December 31, 2022 or 2021.

11. Rewrite Acquisition

On February 2, 2022, the Company entered into an agreement to acquire Rewrite (the “Rewrite Merger Agreement”). Under the Rewrite Merger Agreement, the Company paid Rewrite’s former stockholders and optionholders (the “Rewrite Holders”) upfront consideration in an aggregate amount of $45.0 million, excluding customary purchase price adjustments and closing costs, payable in cash. Pursuant to the Rewrite Merger Agreement, the Company acquired all of the issued and outstanding shares of Rewrite. The Rewrite transaction resulted in the acquisition of certain know-how and IP assets related to Rewrite’s proprietary DNA writing technology. The Company's management determined that the acquired assets did not meet the definition of a business pursuant to ASC 805, Business Combinations, as substantially all of the fair value of the acquired assets is concentrated into one identifiable asset, the DNA writing technology. As of the date of closing of the transactions contemplated by the Rewrite Merger Agreement (the “Rewrite Merger Agreement Date”), the asset acquired had no alternative future use and had not reached a stage of technological feasibility. As a result, all payment obligations have been recorded as research and development expense in the Company's consolidated statements of operations and other comprehensive loss in the amount of $56.0 million (see table below for details). The total transaction price was allocated to the assets acquired and liabilities assumed on a relative fair value basis.

In addition, the Rewrite Holders are eligible to receive up to an additional $155.0 million in milestone payments, including $55.0 million upon the achievement of certain pre-specified research milestones and $100.0 million upon the achievement of a certain regulatory approval milestone, payable through a mixture of $130.0 million in cash and $25.0 million in a combination of cash and the Company’s common stock, which will be valued using the volume-weighted average price of the Company’s Common Stock over the ten consecutive trading day period ending on and including the trading day that is two trading days immediately prior to the issuance of the consideration issued in connection with the applicable milestone. In September 2022, Rewrite Therapeutics, Inc. merged into Intellia, with Intellia the surviving entity.

The Company determined that the research milestone settled in the Company’s common stock is classified as a contingent consideration liability under ASC 480 and, therefore, the Company recorded a liability for this milestone payment as of the Rewrite Merger Agreement Date at its fair value of $10.5 million. The contingent consideration liability is remeasured at fair value each financial reporting period, with the resulting impact reflected in the Company’s consolidated statements of operations and other comprehensive loss, presented within other (expense) income. The milestones that will be settled in cash will be recorded when the contingency is resolved and the consideration is paid or becomes payable. As of December 31, 2022, none of the milestones that will be settled in cash were resolved. In January 2023, the $25.0 million research milestone noted above was achieved and, in February 2023, the Company paid the Rewrite Holders a mixture of cash and 567,045 shares of common stock in order to fulfill this obligation.

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

12.
Leases

In October 2014, the Company entered into an agreement to lease office and laboratory space at 130 Brookline Street in Cambridge, Massachusetts under an operating lease agreement with a term through January 2020. In April 2019, the lease was amended to extend the term for an additional five-year period, through January 2025. In March 2020, the Company entered into a second amendment to this lease which extended the term by approximately six years through January 31, 2031. There is an option to extend the lease for two consecutive five-year terms. The option for these further extensions is not included as part of the lease liability and right-of-use asset at December 31, 2022, as it is not reasonably certain that it will be exercised.

In January 2016, the Company entered into a ten-year agreement to lease office and laboratory space at 40 Erie Street (the “40 Erie Lease”) in Cambridge, Massachusetts under an operating lease agreement, with an option to terminate the lease at the end of the sixth year and an option to extend the term of the lease for an additional three years. In November 2020, the Company entered into a second amendment to the 40 Erie Lease which provides the Company with a right of first offer with respect to any space that becomes available at the 40 Erie Street building, and in consideration for this right the Company agreed to nullify the option to terminate the lease at the end of the sixth year that was included in the 40 Erie Lease. The option to extend the term of the lease for an additional three years is not included as part of the lease liability and right-of-use asset at December 31, 2022, as it is not reasonably certain that it will be exercised.

In March 2020, the Company entered into an agreement to lease approximately 39,000 square feet of office and laboratory space at 281 Albany Street in Cambridge, Massachusetts under an operating lease agreement (the “281 Albany Lease”). The initial term of the 281 Albany Lease is ten years following the rent commencement date which was determined to be March 2021. The Company has the option to extend the 281 Albany Lease for two successive five-year terms; this option is not included as part of the lease liability and right-of-use asset at December 31, 2022, as it is not reasonably certain that it will be exercised.

In July 2021, the Company entered into an agreement to lease 13,662 square feet of office space at 17 Tudor Street in Cambridge, Massachusetts under an operating lease agreement (the “17 Tudor Lease”). The initial term of the 17 Tudor Lease is five years, and the Company has an option to extend the 17 Tudor Lease for one three-year term. The option is not included as part of the lease liability and right-of-use asset at December 31, 2022, as it is not reasonably certain that it will be exercised.

In January 2022, the Company entered into an agreement to lease approximately 38,000 square feet of office and laboratory space at 730 Main Street, Cambridge, Massachusetts under an operating lease agreement (the “730 Main Lease”). The initial term of the 730 Main Lease is for ten years following the Rent Commencement Date and the Company has the option to extend the 730 Main Lease for one five-year term. The base rent under the 730 Main Lease is $130.00 per square foot per year during the first year of the term, which is subject to scheduled 3% annual increases, plus certain operating expenses and taxes. In October 2022, the Company determined that in accordance with ASC 842, Leases (Topic 842) (“ASC 842”), the commencement date of the lease had been met as the lessor had made the space available for the Company's use. Therefore, the Company recognized a right-of-use asset and a lease liability of approximately $36.4 million in the fourth quarter of 2022 related to the 730 Main Lease. In determining the lease liability, the Company used an incremental borrowing rate of 9.33% based on a number of factors including the Company’s credit rating and the lease term. In January 2023, the Company executed a sublease for a portion of the 730 Main Lease.

In February 2022, the Company entered into an agreement to lease approximately 140,000 square feet of office, general laboratory and manufacturing space located at 840 Winter Street, Waltham, Massachusetts (the “840 Winter Lease”), which will provide the Company with the ability to manufacture its own products in a good manufacturing practice (“GMP”) compliant facility as well as to supplement the Company’s current leased premises in Cambridge, Massachusetts. The 840 Winter Lease, including the obligation to pay rent, is expected to commence in 2024 for an initial term of twelve years. The base rent under the 840 Winter Lease is $73.50 per square foot per year during the first year of the term, which is subject to scheduled 3% annual increases, plus certain operating expenses and taxes. The Company has the option to extend the 840 Winter Lease for two five-year terms. The Company did not record a right of use asset or liability related to the 840 Winter Lease under ASC 842 during the twelve months ended December 31, 2022, as the Company had not taken control of the premises.

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

Throughout the term of its leases, the Company is responsible for paying certain costs and expenses, in addition to the rent, as specified in the lease, including a proportionate share of applicable taxes, operating expenses and utilities. The variable portion of these costs are expensed as incurred and are disclosed as variable lease costs.

The following table contains a summary of the lease costs recognized under ASC 842 and other information pertaining to the Company’s operating leases for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021
	(In thousands)
Lease cost
Operating lease cost	$18,031	$12,871
Short-term lease cost	-	31
Variable lease cost	4,443	3,339
Total lease cost	$22,474	$16,241

	Year Ended December 31,
	2022	2021
	(In thousands)
Other information
Operating cash flows used for operating leases	$14,656	$12,641
Operating lease liabilities arising from obtaining right-of-use assets	67,053	49,378

	As Of December 31,
	2022	2021
Lease term and discount rate
Weighted average remaining lease term	6.9 years	7.2 years
Weighted average discount rate	7.20%	5.50%

The table below reconciles the undiscounted cash flows for each of the next five years and total of the remaining years to the operating lease liabilities recorded in the consolidated balance sheet as of December 31, 2022:

Future Operating Lease Payments
Year Ending December 31,	(in thousands)
2023	$25,431
2024	24,930
2025	25,902
2026	25,078
2027	17,530
Thereafter	51,557
Total lease payments	$170,428
Less: imputed interest	(39,725)
Total operating lease liabilities at December 31, 2022	$130,703

13.
Equity-Based Compensation

Equity-based compensation expense is classified in the consolidated statements of operations and comprehensive loss as follows:

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
Research and development	$56,279	$26,712	$10,202
General and administrative	35,121	20,297	9,701
Total	$91,400	$47,009	$19,903

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

Effective July 1, 2022, the Company adopted a retirement policy for equity awards granted to all employees other than the Company’s CEO (the “Policy”) and in December 2022, the Policy was amended to include the Company's CEO (the “Amended Policy”) upon approval by the Company's board of directors. No other changes were made to the Policy in the amendment. The Amended Policy applies to all equity awards granted after the date of adoption to employees who meet certain retirement eligibility criteria set forth in the Amended Policy (the “Retirees”). Pursuant to the terms of the Amended Policy, upon a Retiree’s eligible retirement: (i) all stock options held by the Retiree will continue to vest following the Retiree’s retirement date according to the original vesting schedule of the option until fully vested and all vested stock options held by such Retiree will remain exercisable until the earlier of the five-year anniversary of the Retiree’s retirement date or the original expiration date of the option, (ii) all unvested time-based RSUs held by the Retiree will vest in full on the Retiree’s retirement date and (iii) all unvested performance-based awards held by the Retiree will remain outstanding following the Retiree’s retirement date and the Retiree will remain eligible to earn a pro-rated portion of such performance-based awards at the end of the performance period based on actual performance during the performance period.

As of December 31, 2022, there were 3,541,302 shares available for future issuance under the 2015 Plan. The number of shares reserved for issuance under the 2015 Plan shall be cumulatively increased by four percent of the number of shares of stock issued and outstanding on the immediately preceding December 31 or such lesser number of shares of stock as determined by the board of directors.

Restricted Stock Units

RSUs are measured at fair value based on the quoted price of the Company’s common stock.

The following table summarizes the Company’s RSU activity for the year ended December 31, 2022:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested restricted stock units as of December 31, 2021	453,026	$71.03
Granted	1,736,844	70.90
Vested	(147,674)	70.87
Cancelled	(100,817)	75.42
Unvested restricted stock units as of December 31, 2022	1,941,379	$70.70

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

The Company also granted 66,296 performance-based RSUs in March 2022 to certain non-executive employees that would vest upon obtaining certain scientific milestones. There were two separate tranches, each attached to a different set of milestones. The milestone related to the first tranche, made up of 21,878 RSUs, is deemed to be probable of achievement as of December 31, 2022; the Company recorded $1.7 million in expense related to this tranche in 2022 and these RSUs vested in the first quarter of 2023 upon achievement of the milestone. The remaining performance milestones were considered not probable of achievement as of December 31, 2022 and, therefore, no related stock-based compensation was recorded during the period then ending.

The weighted-average grant date fair value of RSUs granted for the years ended December 31, 2022, 2021 and 2020 was $70.90, $73.81 and $21.70, respectively. The total fair value of RSUs vested (measured on the date of vesting) for the years ended December 31, 2022, 2021 and 2020 was $10.4 million, $14.1 million and $2.8 million, respectively.

As of December 31, 2022, there was $99.3 million of unrecognized equity-based compensation expense related to RSUs that are expected to vest. These costs are expected to be recognized over a weighted average remaining vesting period of 2.1 years.

Stock Options

The weighted average grant date fair value of options, estimated as of the grant date using the Black-Scholes option pricing model, was $57.23, $54.09 and $9.07 per option for options granted during the years ended December 31, 2022, 2021 and 2020, respectively. The total intrinsic value (the amount by which the fair market value exceeded the exercise price) of stock options exercised during the years ended December 31, 2022, 2021 and 2020 was $42.8 million, $262.0 million, and $20.3 million, respectively. Weighted average assumptions used to apply this pricing model were as follows:

	Year Ended December 31,
	2022	2021	2020
Risk-free interest rate	1.9%	1.0%	0.8%
Expected life of options	5.9 years	6.0 years	6.0 years
Expected volatility of underlying stock	76.2%	72.9%	67.8%
Expected dividend yield	0.0%	0.0%	0.0%

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

The Company uses the market closing price of its common stock as reported on the Nasdaq Global Select Market to determine the fair value of the shares of common stock underlying stock options. The following is a summary of stock option activity for the year ended December 31, 2022:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding at December 31, 2021	6,305,156	$43.57
Granted	391,910	86.08
Exercised	(883,954)	16.42
Forfeited	(341,437)	61.72
Outstanding at December 31, 2022	5,471,675	$49.86	7.37	$53,736
Exercisable at December 31, 2022	3,216,725	$36.90	6.81	$40,938

As of December 31, 2022, there was $93.1 million of unrecognized compensation cost related to stock options that have not yet vested. These costs are expected to be recognized over a weighted average remaining vesting period of 2.3 years.

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

As of December 31, 2022, there were 1,219,584 shares available for future issuance under the 2016 Plan. The number of shares reserved for issuance under the 2016 Plan shall be cumulatively increased by the lesser of a) one percent of the number of shares of common stock issued and outstanding on the immediately preceding December 31, b) 500,000 shares of common stock, or c) such lesser number of shares of common stock as determined by the board of directors.

During the years ended December 31, 2022, 2021, and 2020, the Company issued 77,618, 30,897, and 101,911 shares of common stock under the 2016 Plan, respectively. The weighted-average purchase prices of shares issued under the 2016 Plan were $34.15, $65.51 and $15.28 per share for the years ended December 31, 2022, 2021, and 2020, respectively.

The fair value of the awards issued under the 2016 Plan to employees was estimated at the beginning of the offering period using a Black-Scholes option-pricing model with the following assumptions:

	Year Ended December 31,
	2022	2021	2020
Risk-free interest rate	0.22%-2.52%	0.05%-0.09%	0.17%-1.6%
Expected term (in years)	0.5 years	0.5 years	0.5 years
Expected volatility of underlying stock	63.6%-95.3%	77.5%-109.2%	53.4%-98.3%
Expected dividend yield	0.0%	0.0%	0.0%

14.
Loss Per Share

Basic and diluted loss per share was calculated as follows:

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
Net loss	$(474,186)	$(267,892)	$(134,231)
Weighted average shares outstanding, basic and diluted	76,972	70,894	55,987
Net loss per share, basic and diluted	$(6.16)	$(3.78)	$(2.40)

The following common stock equivalents were excluded from the calculation of diluted loss per share in 2022, 2021 and 2020 because their inclusion would have been anti-dilutive:

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
Unvested restricted stock	1,941	453	194
Stock options	5,472	6,305	6,977
	7,413	6,758	7,171

15.
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

In November 2022, the Company entered into an underwriting agreement related to a public offering of 6,550,219 shares of its common stock, par value $0.0001 per share, at a public offering price of $45.80 per share. In addition, the Company granted the underwriter an option exercisable for 30 days from the date of the agreement to purchase, at the public offering price less any underwriting discounts and commissions, up to an additional 982,532 shares. The offering closed on December 2, 2022 and the Company received net proceeds of $337.9 million, including the exercise in full of the underwriters' option to purchase additional shares, after deducting the underwriting discount, commissions and offering expenses.

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

During the year ended December 31, 2020, the Company issued 2,270,161 shares of its common stock in a series of sales at an average price of $22.53 per share in accordance with the 2019 Sale Agreement, for aggregate net proceeds of $49.5 million after payment of cash commissions to Jefferies and approximately $0.2 million related to legal, accounting and other fees in connection with the sales. During the year ended December 31, 2021, the Company issued 641,709 shares of its common stock in a series of sales at an average price of $72.79 per share in accordance with the 2019 Sale Agreement, for aggregate net proceeds of $45.3 million after payment of cash commissions to Jefferies and approximately $0.1 million related to legal, accounting and other fees in connection with the sales. During the first quarter of 2022, the Company issued 579,788 shares of its common stock, in a series of sales, at an average price of $69.43 per share, in accordance with the 2019 Sale Agreement for aggregate net proceeds of $38.9 million, after payment of cash commissions to Jefferies and approximately $0.2 million related to legal, accounting and other fees in connection with the sales. The 2019 Sale Agreement expired during the third quarter of 2022.

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

During the year ended December 31, 2022, the Company issued 3,395,339 shares of its common stock, in a series of sales, at an average price of $57.43 per share, in accordance with the 2022 Sale Agreement for aggregate net proceeds of $189.0 million, after payment of cash commissions to Jefferies and approximately $0.1 million related to legal, accounting and other fees in connection with the sales. As of December 31, 2022, $205.0 million in shares of common stock remain eligible for sale under the 2022 Sale Agreement.

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

16.
Related Party Transactions

In the ordinary course of business, the Company may purchase materials or supplies from entities that are associated with a party that meets the criteria of a related party of the Company. These transactions are reviewed quarterly and to date have not been material to the Company’s consolidated financial statements.

The Company and AvenCell are parties to the AvenCell LCA and AvenCell Co/Co, as described in Note 9. The Company’s relationship with AvenCell is considered to be as a related party due to the Company’s 33.33% investment in AvenCell being accounted for under the equity method. The Company recognized $22.8 million and $5.9 million in revenue related to the AvenCell LCA for the years ended December 31, 2022 and 2021, respectively, after eliminating $11.4 million and $2.9 million in intra-entity profits during those respective periods. The elimination of intra-entity profits results in the deferral of revenue that will be recognized if and when AvenCell commercializes a product with the Company's license or abandons the related project. Until such time, this revenue is indefinitely deferred and excluded from the results of operations of the Company. The Company also recognized $0.3 million related to materials shipped in accordance with the AvenCell LCA in the year ended December 31, 2022. The Company recognized $2.0 million in contra-revenue in the year ended December 31, 2022 related to the AvenCell Co/Co agreement. The Company recognized $0.2 million in revenues related to the AvenCell Co/Co agreement for the year ended December 31, 2021. As of December 31, 2022 the Company had $19.9 million in current deferred revenue related to the AvenCell LCA.

17.
401(k) Plan

In 2015, the Company established the Intellia Therapeutics, Inc. 401(k) Plan (the “401(k) Plan”) for its employees, which is designed to be qualified under Section 401(k) of the Internal Revenue Code. Eligible employees are permitted to contribute to the 401(k) Plan within statutory and 401(k) Plan limits. The Company makes matching contributions of 50% of the first 6% of employee contributions. The Company made matching contributions of $2.7 million, $1.6 million and $1.1 million for the years ended December 31, 2022, 2021 and 2020, respectively.

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

10.16†

Consent to Assignments, Licensing and Common Ownership and Invention Management Agreement dated December 15, 2016 by and between the Registrant, CRISPR Therapeutics AG, The Regents of the University of California, University of Vienna, ERS Genomics Ltd., TRACR Hematology Ltd., Caribou Biosciences, Inc., and Dr. Emmanuelle Charpentier (17)

10.17#	Form of Amended and Restated Employment Agreement (7)

10.18†

Letter Agreement, dated as of July 20, 2018, by and between the Company and Regeneron Pharmaceuticals, Inc. and the corresponding Form of Co-Development and Co-Promotion Agreement, by and between the Company and Regeneron Pharmaceuticals, Inc. (8)

10.19†	Agreement and Amendment to License and Collaborative Research Agreement, dated as of December 3, 2018, by and between Novartis and the Company (9)

10.20	First Amendment to Lease, dated as of April 5, 2019, by and between the Company and MIT 130 Brookline Leasehold LLC. (10)

10.21#	Fifth Amended and Restated Non-Employee Director Compensation Policy (4)

10.22	Lease Agreement, by and between the Registrant and 281-295 Albany Street Leasehold LLC, dated as of March 12, 2020 (12)

10.23	Second Amendment to Lease, dated as of March 12, 2020, by and between the Company and MIT 130 Brookline Leasehold LLC. (12)

10.24†	Amendment No. 1 to the License and Collaboration Agreement, dated as of May 30, 2020 by and between the Company and Regeneron Pharmaceuticals, Inc. (13)

10.25	Stock Purchase Agreement, dated as of May 30, 2020 by and between the Company and Regeneron Pharmaceuticals, Inc. (13)

10.26	Corporate Bonus Plan, effective April 3, 2020 (14)

10.27†	Amendment #3 to License and Collaborative Research Agreement, dated as of June 14, 2021, by and between the Registrant and Novartis (16)

10.28†

Agreement and Plan of Merger, by and among Intellia Therapeutics, Inc., Rewrite Therapeutics, Inc., RW Acquisition Corp., and Shareholder Representative Services, LLC, as securityholder representative, dated as of February 2, 2022 (17)

10.29	Lease Agreement by and between the Registrant and Are-Winter Street Property, LLC, dated as of February 22, 2022 (17)

10.30#*	Amended and Restated Retirement Policy for Equity Awards, effective December 6, 2022

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1

Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, by John M. Leonard, M.D., President and Chief Executive Officer of the Company, and Glenn Goddard, Executive Vice President, Chief Financial Officer of the Company (18)

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

* Filed herewith.

# Indicates a management contract or any compensatory plan, contract or arrangement

(1)
Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-37766) filed with the Securities and Exchange Commission on May 17, 2016
(2)
Incorporated by reference to the Registration Statement on Form S-1 (File No. 333-210689) filed with the Securities and Exchange Commission on May 5, 2016
(3)
Incorporated by reference to the Registration Statement on Form S-1 (File No. 333-210689) filed with the Securities and Exchange Commission on April 27, 2016
(4)
Incorporated by reference to the Registration Statement on Registrant’s Quarterly Report on Form 10-Q (File No. 001-37766) filed with the Securities and Exchange Commission on May 5, 2022

(5)
Incorporated by reference to the Registration Statement on Form S-1 (File No. 333-210689) filed with the Securities and Exchange Commission on April 11, 2016
(6)
Incorporated by reference to the Registration Statement on Form S-1 (File No. 333-210689) filed with the Securities and Exchange Commission on April 12, 2016
(7)
Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-37766) filed with the Securities and Exchange Commission on April 17, 2018
(8)
Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37766) filed with the Securities and Exchange Commission on October 31, 2018
(9)
Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 001-37766) filed with the Securities and Exchange Commission on February 27, 2019
(10)
Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37766) filed with the Securities and Exchange Commission on May 2, 2019
(11)
Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-37766) filed with the Securities and Exchange Commission on April 9, 2020
(12)
Incorporated by reference to the Registrant’s Current Report on Form 10-Q (File No. 001-37766) filed with the Securities and Exchange Commission on May 7, 2020
(13)
Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-37766) filed with the Securities and Exchange Commission on June 1, 2020
(14)
Incorporated by reference to the Registrant’s Current Report on Form 10-Q (File No. 001-37766) filed with the Securities and Exchange Commission on August 6, 2020
(15)
Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 001-37766) filed with the Securities and Exchange Commission on February 27, 2020
(16)
Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-37766) filed with the Securities and Exchange Commission on June 17, 2021
(17)
Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 001-37766) filed with the Securities and Exchange Commission on February 24, 2022
(18)
The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Annual Report on Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTELLIA THERAPEUTICS, INC.

By:	/s/ John M. Leonard
John M. Leonard, M.D.
President and Chief Executive Officer

Dated: February 23, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ John M. Leonard	President, Chief Executive Officer and Director	February 23, 2023
John M. Leonard, M.D.	(Principal Executive Officer)

/s/ Glenn Goddard	Executive Vice President, Chief Financial Officer	February 23, 2023
Glenn Goddard	(Principal Financial and Accounting Officer)

/s/ Muna Bhanji	Director	February 23, 2023
Muna Bhanji

/s/ Fred Cohen	Director	February 23, 2023
Fred Cohen, M.D.

/s/ John Crowley	Director	February 23, 2023
John Crowley

/s/ Caroline Dorsa	Director	February 23, 2023
Caroline Dorsa

/s/ Jean François Formela	Director	February 23, 2023
Jean François Formela, M.D.

/s/ Jesse Goodman	Director	February 23, 2023
Jesse Goodman, M.D.

/s/ Georgia Keresty	Director	February 23, 2023
Georgia Keresty

/s/ Frank Verwiel	Director	February 23, 2023
Frank Verwiel, M.D.