Form 10-Q
period 2023-03-31
Intellia Therapeutics, Inc.
filed 2023-05-04
CIK 1652130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

The number of shares outstanding of the registrant’s common stock as of April 28, 2023: 88,140,978 shares.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

INTELLIA THERAPEUTICS, INC.

Condensed Consolidated Balance Sheets (unaudited)

(Amounts in thousands except share and per share data)

	March 31, 2023	December 31, 2022
ASSETS
Current Assets:
Cash and cash equivalents	$294,150	$523,506
Marketable securities	639,392	669,116
Accounts receivable ($0.3 million each period from related party)	4,906	3,768
Prepaid expenses and other current assets	25,223	20,407
Total current assets	963,671	1,216,797
Marketable securities - noncurrent	225,038	69,338
Property and equipment, net	31,606	27,921
Operating lease right-of-use assets	128,265	133,076
Equity method investment	28,389	32,455
Investments and other assets	40,920	40,527
Total Assets	$1,417,889	$1,520,114
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$6,890	$5,154
Accrued expenses ($0.7 million and $1.6 million from related party)	44,822	60,876
Current portion of operating lease liability	16,328	16,685
Current portion of deferred revenue ($11.4 million and $19.9 million from related party)	35,343	43,839
Total current liabilities	103,383	126,554
Deferred revenue, net of current portion	13,862	19,932
Long-term operating lease liability	109,801	114,018
Contingent consideration liability	-	24,026
Commitments and contingencies (Note 6)
Stockholders’ Equity:
Common stock, $0.0001 par value; 120,000,000 shares authorized; 88,095,779 and 87,103,007 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	9	9
Additional paid-in capital	2,473,825	2,420,223
Accumulated other comprehensive loss	(2,678)	(7,461)
Accumulated deficit	(1,280,313)	(1,177,187)
Total stockholders’ equity	1,190,843	1,235,584
Total Liabilities and Stockholders’ Equity	$1,417,889	$1,520,114

See notes to condensed consolidated financial statements.

INTELLIA THERAPEUTICS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited)

(Amounts in thousands except per share data)

	Three Months Ended March 31,
	2023	2022
Collaboration revenue (1)	$12,606	$11,252
Operating expenses:
Research and development	97,116	133,095
General and administrative	27,448	22,403
Total operating expenses	124,564	155,498
Operating loss	(111,958)	(144,246)
Other income (expense), net:
Interest income	11,980	540
Loss from equity method investment	(3,048)	(2,745)
Change in fair value of contingent consideration	(100)	(421)
Total other income (expense), net	8,832	(2,626)
Net loss	$(103,126)	$(146,872)
Net loss per share, basic and diluted	$(1.17)	$(1.96)
Weighted average shares outstanding, basic and diluted	87,772	74,751
Other comprehensive loss:
Unrealized gain (loss) on marketable securities	2,989	(5,128)
Other comprehensive gain (loss) from equity method investment	1,794	(302)
Comprehensive loss	$(98,343)	$(152,302)

(1) Including the following revenue from related party (see Notes 7 and 8):	$4,935	$5,384

See notes to condensed consolidated financial statements.

INTELLIA THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows (unaudited)

(Amounts in thousands)

	March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(103,126)	$(146,872)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,050	1,754
Equity-based compensation	27,255	18,491
Amortization of investment premiums	(4,571)	2,426
Loss from equity method investment	3,048	2,745
Deferral of equity method investment intra-entity profit on sales	2,812	2,812
Change in fair value of contingent consideration	100	421
In-process research and development charge	-	55,990
Changes in operating assets and liabilities:
Accounts receivable	(1,138)	230
Prepaid expenses and other current assets	(4,815)	422
Operating lease right-of-use assets	4,658	2,671
Other assets	(393)	(918)
Accounts payable	1,170	(57)
Accrued expenses	(17,392)	(3,717)
Deferred revenue	(14,566)	(13,995)
Operating lease liabilities	(4,420)	(2,204)
Net cash used in operating activities	(109,328)	(79,801)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(3,832)	(1,429)
Purchases of marketable securities	(382,033)	-
Maturities of marketable securities	263,617	93,734
Acquired in-process research and development, net of cash acquired of $287	-	(44,832)
Net cash (used in) provided by investing activities	(122,248)	47,473
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock through at-the-market offerings, net of issuance costs	1,466	38,885
Proceeds from options exercised	755	8,435
Net cash provided by financing activities	2,221	47,320
Net (decrease) increase in cash and cash equivalents and restricted cash equivalents	(229,355)	14,992
Cash and cash equivalents and restricted cash equivalents, beginning of period	535,463	125,486
Cash and cash equivalents and restricted cash equivalents, end of period	$306,108	$140,478

Reconciliation of cash and cash equivalents and restricted cash equivalents to condensed consolidated balance sheet:
Cash and cash equivalents	$294,150	$133,382
Restricted cash equivalents, included in investments and other assets	11,958	7,096
Total cash and cash equivalents and restricted cash equivalents	$306,108	$140,478

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Purchases of property and equipment unpaid at period end	$3,525	$3,721
Shares issued for Rewrite research milestone liability	24,126	-
Contingent consideration liability assumed in asset acquisition	-	10,541

See notes to condensed consolidated financial statements.

INTELLIA THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements (unaudited)

1. Overview and Basis of Presentation

Intellia Therapeutics, Inc. (“Intellia” or the “Company”) is a leading clinical-stage genome editing company, focused on developing potentially curative therapeutics using CRISPR/Cas9-based technologies. CRISPR/Cas9, an acronym for Clustered, Regularly Interspaced Short Palindromic Repeats (“CRISPR”)/CRISPR associated 9 (“Cas9”), is a technology for genome editing, the process of altering selected sequences of genomic deoxyribonucleic acid (“DNA”). To fully realize the transformative potential of CRISPR/Cas9-based technologies, Intellia is building a full-spectrum genome editing company, by leveraging its modular platform, to advance in vivo and ex vivo therapies for diseases with high unmet need by pursuing two primary approaches. For in vivo applications to address genetic diseases, the Company deploys CRISPR/Cas9 as the therapy that targets cells within the body. In parallel, the Company is developing ex vivo applications to address immuno-oncology and autoimmune diseases, where the Company uses CRISPR/Cas9 as the tool to create the engineered cell therapy. The Company’s deep scientific, technical and clinical development experience, along with its robust intellectual property (“IP”) portfolio, have enabled it to unlock broad therapeutic applications of CRISPR/Cas9 and related technologies to create new classes of genetic medicine.

The condensed consolidated financial statements of the Company included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted from this report, as is permitted by such rules and regulations. Accordingly, these condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K (“Annual Report”) for the year ended December 31, 2022.

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

Liquidity

Since its inception through March 31, 2023, the Company has raised an aggregate of approximately $2,400.1 million to fund its operations through its initial public offering (“IPO”) and concurrent private placements, follow-on public offerings, at-the-market offerings and the sale of convertible preferred stock, as well as through its collaboration agreements. The Company expects that its cash, cash equivalents and marketable securities as of March 31, 2023 will enable the Company to fund its ongoing operating expenses and capital expenditure requirements for at least the twelve-month period following the issuance of these condensed consolidated financial statements.

2. Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies” to the consolidated financial statements included in the Annual Report for the year ended December 31, 2022. There have been no material changes to these policies during the three months ended March 31, 2023.

3. Marketable Securities

The following table summarizes the Company’s available-for-sale marketable securities as of March 31, 2023 and December 31, 2022 at net book value:

	March 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Marketable securities:
U.S. Treasury and other government securities	$261,410	$587	$(460)	$261,537
Financial institution debt securities	460,173	69	(740)	459,502
Corporate debt securities	107,111	52	(140)	107,023
Other asset-backed securities	36,509	81	(222)	36,368
Total	$865,203	$789	$(1,562)	$864,430

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Marketable securities:
U.S. Treasury and other government securities	$244,562	$62	$(1,938)	$242,686
Financial institution debt securities	380,891	-	(1,030)	379,861
Corporate debt securities	102,059	-	(509)	101,550
Other asset-backed securities	14,703	-	(346)	14,357
Total	$742,215	$62	$(3,823)	$738,454

The amortized cost of available-for-sale securities is adjusted for amortization of premiums and accretion of discounts to maturity. At March 31, 2023 and December 31, 2022, the balance in the Company’s accumulated other comprehensive loss was composed of activity related to the Company’s available-for-sale marketable securities and equity method investment. There were no material realized gains or losses in the three months ended March 31, 2023 or for the year ended December 31, 2022. The Company did not reclassify any amounts out of accumulated other comprehensive loss during this period. The Company generally does not intend to sell any investments prior to recovery of their amortized cost basis for any investment in an unrealized loss position. As such, the Company has classified these losses as temporary in nature.

The Company’s available-for-sale securities that are classified as short-term marketable securities in the condensed consolidated balance sheet mature within one year or less as of the balance sheet date. Available-for-sale securities that are classified as noncurrent in the condensed consolidated balance sheet are those that mature after one year but within five years from the balance sheet date and that the Company does not intend to dispose of within the next twelve months. At March 31, 2023 and December 31, 2022, the Company did not hold any investments that matured beyond five years of the balance sheet date.

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

As of March 31, 2023 and December 31, 2022, the Company’s financial assets and liabilities recognized at fair value on a recurring basis consisted of the following:

	Fair Value as of March 31, 2023
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Cash equivalents and restricted cash equivalents	$278,233	$278,233	$-	$-
Marketable securities:
U.S. Treasury and other government securities	261,537	124,059	137,478	-
Financial institution debt securities	459,502	-	459,502	-
Corporate debt securities	107,023	-	107,023	-
Other asset-backed securities	36,368	-	36,368	-
Total marketable securities	864,430	124,059	740,371	-
Total Assets	$1,142,663	$402,292	$740,371	$-

	Fair Value as of December 31, 2022
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Cash equivalents and restricted cash equivalents	$534,581	$534,581	$-	$-
Marketable securities:
U.S. Treasury and other government securities	242,686	172,939	69,747	-
Financial institution debt securities	379,861	-	379,861	-
Corporate debt securities	101,550	-	101,550	-
Other asset-backed securities	14,357	-	14,357	-
Total marketable securities	738,454	172,939	565,515	-
Total Assets	$1,273,035	$707,520	$565,515	$-

Certain of the Company’s financial assets, including cash equivalents, restricted cash equivalents and marketable securities, have been initially valued at the transaction price, and subsequently revalued at the end of each reporting period, utilizing third party pricing services or other observable market data. The pricing services utilize industry standard valuation models and observable market inputs to determine value. After completing its validation procedures, the Company did not adjust or override any fair value measurements provided by the pricing services as of March 31, 2023 or December 31, 2022.

Other financial instruments, including accounts receivable, accounts payable and accrued expense, are carried at cost, which approximates fair value due to the short duration and term to maturity.

As discussed further in Note 9, under the Rewrite Merger Agreement, the Rewrite Holders received a $25.0 million research milestone payment in February of 2023, paid in a combination of $0.9 million in cash and the remainder in the Company’s common stock. The milestone payable in the Company’s common stock resulted in liability classification under ASC 480, Distinguishing Liabilities from Equity (“ASC 480”). This contingent consideration liability was carried at fair value which was estimated by applying a probability-based model, which utilized inputs based on timing of achievement that were unobservable in the market. The contingent consideration liability was classified within Level 3 of the fair value hierarchy until it was settled in February of 2023.

The following table reconciles the change in fair value of the contingent consideration liability based on the level 3 inputs listed below (in thousands):

For the three months ended March 31, 2023
Balance at December 31, 2022	$24,026
Change in fair value	100
Payment of contingent consideration	(24,126)
Balance at March 31, 2023	$-

December 31, 2022
Discount rate	10.1%
Probability of achievement	100%
Projected year of achievement	2023

5. Accrued Expenses

Accrued expenses consisted of the following:

	March 31,	December 31,
	2023	2022
	(In thousands)
Accrued research and development	$26,230	$32,684
Employee compensation and benefits	10,061	21,778
Accrued legal and professional expenses	2,833	1,457
Accrued other	5,698	4,957
Total accrued expenses	$44,822	$60,876

6. Commitments and Contingencies

Litigation

There have been no material changes to any outstanding litigation, nor is the Company a party to any new litigation, since December 31, 2022. For further information please see the notes to the consolidated financial statements included in the Company’s Annual Report for the year ended December 31, 2022.

License Agreements

The Company is party to license agreements, which may include contingent payments. These payments will become payable if and when certain development, regulatory and commercial milestones are achieved. As of March 31, 2023, the satisfaction and timing of the contingent payments is uncertain and not reasonably estimable.

7. Collaborations and Other Arrangements

To accelerate the development and commercialization of CRISPR/Cas9-based products in multiple therapeutic areas, the Company has formed, and intends to seek other opportunities to form, strategic alliances with collaborators who can augment its leadership in CRISPR/Cas9 therapeutic development. As of March 31, 2023, the Company’s accounts receivable were related to its collaborations with Regeneron Pharmaceuticals, Inc. (“Regeneron”), AvenCell Therapeutics, Inc. (“AvenCell”), SparingVision SAS (“SparingVision”) and ONK Therapeutics, Ltd. (“ONK”), and the Company’s contract liabilities were related to its collaborations with Regeneron, AvenCell and SparingVision. As of December 31, 2022, the Company’s accounts receivable were related to its collaborations with Regeneron, AvenCell, SparingVision and ONK and the Company’s contract liabilities were related to its collaborations with Regeneron, AvenCell, SparingVision and Kyverna Therapeutics, Inc. (“Kyverna”).

The following table presents changes in the Company’s accounts receivable and contract liabilities during the three months ended March 31, 2023 and 2022 (in thousands):

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Three Months Ended March 31, 2023
Accounts receivable	$3,768	$4,488	$(3,350)	$4,906
Contract liabilities - deferred revenue	$63,771	$-	$(14,566)	$49,205

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Three Months Ended March 31, 2022
Accounts receivable	$2,031	$1,801	$(2,031)	$1,801
Contract liabilities - deferred revenue	$127,235	$-	$(13,995)	$113,240

During the three months ended March 31, 2023 and 2022, the Company recognized the following revenues as a result of changes in the contract liability balance (in thousands):

	Three Months Ended March 31,
Revenue recognized in the period from:	2023	2022
Amounts included in the contract liability at the beginning of the period	$11,753	$11,183

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

Since December 31, 2022, there have been no material changes to the key terms of the 2016 Regeneron Agreement and the 2020 Regeneron Amendment (the “Amended Agreements”). For further information on the terms and conditions of these agreements, please see the notes to the consolidated financial statements included in the Company’s Annual Report for the year ended December 31, 2022.

Revenue Recognition – Collaboration Revenue. Through March 31, 2023, excluding amounts allocated to Regeneron’s purchase of the Company’s common stock, the Company recorded $145.0 million in upfront payments under the Amended Agreements and $40.7 million for research and development services, primarily under the ATTR Co/Co agreement. Through March 31, 2023, the Company has recognized $179.9 million of collaboration revenue under all arrangements, including $6.8 million and $5.9 million during the three months ended March 31, 2023 and 2022, respectively, in the condensed consolidated statements of operations and comprehensive loss. This includes $4.2 million and $1.8 million during the three months ended March 31, 2023 and 2022, respectively, primarily representing payments due from Regeneron pursuant to the ATTR Co/Co agreement. These revenues are offset in part by contra-revenue related to the Hemophilia Co/Co agreements amounting to $2.9 million and $1.5 million during the three months ended March 31, 2023 and 2022, respectively.

As of March 31, 2023, there was approximately $23.3 million of the aggregate transaction price of the Amended Agreements remaining to be recognized, which the Company expects to be recognized during the research term through April 2024.

As of March 31, 2023 and December 31, 2022, the Company had accounts receivable of $4.2 million and $3.2 million, respectively, and deferred revenue of $23.3 million and $28.8 million respectively, related to the Amended Agreements.

AvenCell Therapeutics, Inc.

On July 30, 2021 (the “Effective Date”), the Company entered into two agreements with AvenCell, a privately held chimeric antigen receptor T (“CAR-T”) cell therapy company formed on that date in a joint venture between the Company, Cellex Cell Professionals GmbH (“Cellex”) and funds managed by Blackstone Life Sciences Advisors L.L.C. (“BXLS”): (i) a license and collaboration agreement (the “AvenCell LCA”), under which the Company will collaborate to develop allogeneic universal CAR-T cell therapies and which granted AvenCell a license to develop and commercialize genome edited universal CAR-T cell therapies (limited to its use with their switchable, universal CAR-T cell UniCAR and RevCAR platforms); and (ii) a co-development and co-funding agreement (the “AvenCell Co/Co”), under which the Company would co-develop and co-commercialize allogeneic universal CAR-T cell products for an immuno-oncology indication.

In November 2022, the Company decided to re-prioritize its ex vivo programs and terminated the AvenCell Co/Co, effectively turning over control of the program to AvenCell. The Company expects that its obligations under the terminated agreement will be completed in the second quarter of 2023. The Company will also have one option to enter into an additional co-development and co-funding agreement for a payment of $30.0 million to AvenCell. Since December 31, 2022, there have been no other material changes to the key terms of the AvenCell LCA and AvenCell Co/Co agreements. For further information on the terms and conditions of these agreements, please see the notes to the consolidated financial statements included in the Company’s Annual Report for the year ended December 31, 2022.

Revenue Recognition – Collaboration Revenue. The Company recognized $5.6 million in revenue related to the AvenCell LCA for each of the three month periods ended March 31, 2023 and 2022, after eliminating $2.8 million in intra-entity profits during each of those respective periods. The elimination of intra-entity profits results in the deferral of revenue that will be recognized if and when AvenCell commercializes a product with the Company’s license or abandons the related project. Until such time, this revenue is indefinitely deferred and excluded from the results of operations of the Company. The Company recognized $0.7 million and $0.2 million in contra-revenue in the three months ended March 31, 2023 and 2022, respectively, related to the AvenCell Co/Co agreement.

As of March 31, 2023, there was approximately $11.4 million of the aggregate transaction price of the AvenCell LCA remaining to be recognized, which the Company expects to recognize through July 2023.

As of both March 31, 2023 and December 31, 2022, the Company had $0.3 million in accounts receivable related to the AvenCell agreements. The Company had deferred revenue of $11.4 million and $19.9 million as of March 31, 2023 and December 31, 2022, respectively, related to the AvenCell LCA.

SparingVision SAS

In October 2021, the Company and SparingVision, a genomic medicine company developing vision saving treatments for ocular diseases, entered into a license and collaboration agreement (the “SparingVision LCA”) to develop novel genomic medicines utilizing CRISPR/Cas9 technology for the treatment of ocular diseases.

Since December 31, 2022, there have been no material changes to the key terms of the SparingVision LCA agreement. For further information on the terms and conditions of this agreement, please see the notes to the consolidated financial statements included in the Company’s Annual Report for the year ended December 31, 2022.

Revenue Recognition – Collaboration Revenue. The Company recognized $0.4 million in revenue related to the SparingVision LCA for the three months ended March 31, 2023. The Company did not recognize collaboration revenue in the three months ended March 31, 2022 related to the SparingVision LCA. As of March 31, 2023 and December 31, 2022, the Company had $0.2 million and $0.1 million in accounts receivable, respectively, related to the SparingVision LCA. As of March 31, 2023 and December 31, 2022, the Company had deferred revenue of $14.5 million and $14.7 million related to the SparingVision LCA, which is expected to be recognized over a six to nine year period from the signing of the agreement.

Kyverna Therapeutics, Inc.

In December 2021, the Company and Kyverna, a cell therapy company engineering a new class of therapies for autoimmune and inflammatory diseases, entered into a license and collaboration agreement (the “Kyverna LCA”), for the development of an allogeneic CD19 CAR-T cell therapy for the treatment of a variety of B cell-mediated autoimmune diseases.

Since December 31, 2022, there have been no material changes to the key terms of the Kyverna LCA agreement. For further information on the terms and conditions of this agreement, please see the notes to the consolidated financial statements included in the Company’s Annual Report for the year ended December 31, 2022.

Revenue Recognition – Collaboration Revenue. The Company recognized $0.4 million in revenue for the three months ended March 31, 2023 related to the Kyverna LCA. The Company did not recognize collaboration revenue in the three months ended March 31, 2022 related to the Kyverna LCA. As of March 31, 2023 and December 31, 2022, the Company did not have accounts receivable related to the Kyverna LCA. As of March 31, 2023, the Company had recognized all revenue related to the Kyverna LCA. As of December 31, 2022, the Company had deferred revenue of $0.4 million related to the Kyverna LCA.

ONK Therapeutics, Ltd.

On February 12, 2022 the Company entered into a license, collaboration and option agreement (the “ONK LCA”) with ONK, an innovative company dedicated to developing optimally engineered natural killer (“NK”) cell therapies to cure patients with cancer.

Since December 31, 2022, there have been no material changes to the key terms of the ONK LCA agreement. For further information on the terms and conditions of this agreement, please see the notes to the consolidated financial statements included in the Company’s Annual Report for the year ended December 31, 2022.

Revenue Recognition – Collaboration Revenue. The Company recognized $0.1 million in revenue for the three months ended March 31, 2023 related to materials shipped in accordance with the ONK LCA. There was no revenue recognized in the three months ended March 31, 2022 related to the ONK LCA. The Company had $0.1 million in accounts receivable related to the ONK LCA at March 31, 2023 and December 31, 2022.

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

The Company recorded the initial investment in AvenCell of $62.9 million in “Equity method investments” on its condensed consolidated balance sheet. Due to the timing and availability of AvenCell’s financial information, the Company is recording its share of losses from AvenCell on a quarterly basis on a one-quarter lag. During the first quarter of 2023, the Company recorded its share of the three months of AvenCell’s losses generated in the fourth quarter of 2022 in the Company’s operating results and other comprehensive loss, resulting in a reduction of the Company’s investment by $1.3 million for the three months ended March 31, 2023. The elimination of the intra-entity profit component of $2.8 million (see Note 7) in the three months ended March 31, 2023 resulted in a further reduction in the balance of the investment in AvenCell, bringing the carrying value of the investment to $28.4 million as of March 31, 2023. The Company is not aware of any material events or transactions during the quarter ended March 31, 2023 that would warrant additional disclosure or recognition in the financial statements.

At March 31, 2023, the maximum exposure to loss is limited to the Company’s equity investment in the joint venture.

SparingVision SAS

In connection with the SparingVision LCA (see Note 7), the Company received 83,316 shares of SparingVision Series A2 Preferred Stock (“Series A2”). Attached to each share of Series A2, the Company received three warrants for the right to purchase additional Series A2 shares at designated prices that are subject to certain vesting conditions (collectively referred to as the “SparingVision investments”). The Company accounts for the SparingVision investments using the measurement alternative as SparingVision is a private company and there is no readily observable transaction price. The Company recorded the initial investment in SparingVision of $14.8 million in “Investments and other assets” on its condensed consolidated balance sheet. There was no change in the observable price or impairment of the SparingVision investment as of March 31, 2023.

Kyverna Therapeutics, Inc.

In connection with the Kyverna LCA (see Note 7), the Company received 3,739,515 shares of Kyverna Series B Preferred Stock (“Series B”) with a fair value of $7.0 million. The Company separately made an additional investment in Kyverna, purchasing 1,602,649 shares of Series B in exchange for $3.0 million in cash (collectively referred to as the “Kyverna investments”). The Company accounts for the Kyverna investments using the measurement alternative as Kyverna is a private company and there is no readily observable transaction price. The Company recorded the initial investment in Kyverna of $10.0 million in “Investments and other assets” on its condensed consolidated balance sheet. There was no change in the observable price or impairment of the Kyverna investment as of March 31, 2023.

9. Rewrite Acquisition

On February 2, 2022, the Company entered into an Agreement and Plan of Merger by and among the Company, Rewrite Therapeutics, Inc. (“Rewrite”), RW Acquisition Corp. and Shareholder Representative Services, LLC as Securityholder representative (the “Rewrite Merger Agreement”). Under the Rewrite Merger Agreement, the Company paid Company Securityholders (as defined in the Rewrite Merger Agreement) (the “Rewrite Holders”) upfront consideration in an aggregate amount of $45.0 million, excluding customary purchase price adjustments and closing costs, payable in cash. Pursuant to the Rewrite Merger Agreement, the Company acquired all of the issued and outstanding shares of Rewrite. The Rewrite transaction resulted in the acquisition of certain know-how and IP assets related to Rewrite’s proprietary DNA writing technology. The Company’s management determined that the acquired assets do not meet the definition of a business pursuant to ASC 805, Business Combinations, as substantially all of the fair value of the acquired assets is concentrated into one identifiable asset, the DNA writing technology. As of the date of closing of the transactions contemplated by the Rewrite Merger Agreement (the “Rewrite Merger Agreement Date”), the asset acquired had no alternative future use and had not reached a stage of technological feasibility. As a result, all payment obligations were recorded as research and development expense in the condensed consolidated statements of operations and other comprehensive loss in the amount of $56.0 million. The total transaction price was allocated to the assets acquired and liabilities assumed on a relative fair value basis.

In addition, the Rewrite Holders are eligible to receive up to an additional $155.0 million in milestone payments upon the achievement of certain pre-specified research and regulatory approval milestones, payable through a mixture of $130.0 million in cash and $25.0 million in a combination of cash and the Company’s common stock which would be valued using the volume-weighted average price of the Company’s Common Stock over the ten consecutive trading day period ending on and including the trading day that is two trading days immediately prior to the issuance of the consideration issued in connection with the applicable milestone. In September 2022, Rewrite Therapeutics, Inc. merged into Intellia, with Intellia the surviving entity.

In January 2023, the $25.0 million research milestone noted above was achieved and, in February 2023, the Company paid the Rewrite Holders $0.9 million in cash and 567,045 shares of common stock in order to fulfill its obligation under the Rewrite Merger Agreement. The cash obligation was recorded as research and development expense in the condensed consolidated statement of operations and other comprehensive loss for the period ended March 31, 2023. The Company determined that the research milestone settled in the Company’s common stock would be classified as a contingent consideration liability under ASC 480 and, therefore, the Company recorded a liability for this milestone payment as of the Rewrite Merger Agreement Date at its fair value of $10.5 million. The contingent consideration liability has been remeasured at fair value each financial reporting period, with the resulting impact reflected in the Company’s condensed consolidated statements of operations and other comprehensive loss, presented within other income (expense). The milestones to be settled in cash would be recorded when the contingency is resolved and the consideration is paid or becomes payable.

The transaction price on the Rewrite Merger Agreement Date was determined and allocated as follows (in thousands):

Transaction Price
Upfront cash consideration	$43,730
Research contingent consideration liabilities	10,541
Transaction costs	1,838
Total transaction price	$56,109
Transaction Price Allocated
In-process research and development	$55,990
Cash acquired	287
Other current assets acquired	153
Other liabilities assumed	(321)
Total transaction price	$56,109

10. Leases

In January 2023, the Company performed a remeasurement of their lease for office and laboratory space located at 640 Memorial Drive, Cambridge, Massachusetts, as the Company’s rentable square footage had been modified. This remeasurement included an update to the incremental borrowing rate from 7.99% to 8.4%, and resulted in a decrease in the right of use asset and lease liability of $0.2 million.

Also in January 2023, the Company executed a sublease for a portion of their leased office and laboratory space at 730 Main Street, Cambridge, Massachusetts.

In February 2022, the Company entered into an agreement to lease approximately 140,000 square feet of manufacturing space located at 840 Winter Street, Waltham, Massachusetts (the “840 Winter Lease”), which will provide the Company with the ability to manufacture its own products in a good manufacturing practice (“GMP”) compliant facility as well as to supplement the Company’s current leased premises in Cambridge, Massachusetts. The 840 Winter Lease, including the obligation to pay rent, is expected to commence in 2024 for an initial term of twelve years. The base rent under the 840 Winter Lease is $73.50 per square foot per year during the first year of the term, which is subject to scheduled 3% annual increases, plus certain operating expenses and taxes. The Company has the option to extend the 840 Winter Lease for two five-year terms. The Company did not record a right of use asset or liability related to the 840 Winter Lease under ASC 842, Leases (Topic 842) (“ASC 842”) during the three months ended March 31, 2023, as the Company had not taken control of the premises.

11. Equity-Based Compensation

Equity-based compensation expense is classified in the condensed consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Research and development	$16,931	$10,274
General and administrative	10,324	8,217
Total	$27,255	$18,491

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

The Company maintains a retirement policy for equity awards granted to all employees (the “Retirement Policy”), which applies to all equity awards granted after July 1, 2022 to employees who meet certain retirement eligibility criteria set forth in the Retirement Policy (the “Retirees”). Pursuant to the terms of the Retirement Policy, upon a Retiree’s eligible retirement: (i) all stock options held by the Retiree will continue to vest following the Retiree’s retirement date according to the original vesting schedule of the option until fully vested and all vested stock options held by such Retiree will remain exercisable until the earlier of the five-year anniversary of the Retiree’s retirement date or the original expiration date of the option, (ii) all unvested time-based RSUs held by the Retiree will vest in full on the Retiree’s retirement date and (iii) all unvested performance-based awards held by the Retiree will remain outstanding following the Retiree’s retirement date and the Retiree will remain eligible to earn a pro-rated portion of such performance-based awards at the end of the performance period based on actual performance during the performance period.

As of March 31, 2023, there were 4,088,522 shares available for future issuance under the 2015 Plan. The number of shares reserved for issuance under the 2015 Plan will be cumulatively increased on each January 1st by four percent of the number of shares of stock issued and outstanding on the immediately preceding December 31 or such lesser number of shares of stock as determined by the board of directors.

Restricted Stock Units

RSUs are measured at fair value based on the quoted price of the Company’s common stock.

The following table summarizes the Company’s RSU activity for the three months ended March 31, 2023:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested restricted stock units as of December 31, 2022	1,941,379	$70.70
Granted	2,482,686	42.78
Vested	(342,025)	77.89
Cancelled	(27,553)	59.57
Unvested restricted stock units as of March 31, 2023	4,054,487	$53.07

In March 2023, the Company granted 2,195,135 RSUs with a service condition to employees as part of their annual grant, which vest over a period of three years. The weighted average grant date fair value of these RSUs was $40.75 and the vesting start date for these RSUs was January 1, 2023.

Also in March 2023, 181,743 RSUs were granted to senior executives as part of their annual grant. These RSUs have the potential to vest after a period of three years, with a vesting start date of January 1, 2023, and the number of shares to be delivered will depend on the Company’s Total Shareholder Return (“TSR”), a market condition, over that period relative to a defined group of biotechnology companies. The grant date fair value for these RSUs, calculated using a Monte Carlo valuation model, was $68.55. The following assumptions were used to determine the grant date fair value: risk free interest rate: 4.60%; expected dividend yield: 0.0%; expected volatility: 84.34%; expected term (in years): 2.84.

In March 2022, the Company granted 66,296 performance-based RSUs to certain non-executive employees that would vest upon obtaining certain scientific milestones. There were two separate tranches, each attached to a different set of milestones. The milestone related to the first tranche, made up of 21,878 RSUs, was achieved in the quarter ended March 31, 2023 and these RSUs vested. The remaining performance milestones were considered not probable of achievement as of March 31, 2023 and, therefore, no related stock-based compensation was recorded during the period then ending.

The weighted-average grant date fair value of RSUs granted during the three months ended March 31, 2023 and 2022 was $42.78 and $83.64, respectively. The total fair value of RSUs vested (measured on the date of vesting) for the three months ended March 31, 2023 and 2022 was $12.1 million and $6.5 million, respectively.

As of March 31, 2023, there was $187.9 million of unrecognized equity-based compensation expense related to RSUs that are expected to vest. These costs are expected to be recognized over a weighted average remaining vesting period of 2.3 years.

Stock Options

The weighted average grant date fair value of options, estimated as of the grant date using the Black-Scholes option pricing model, was $28.82 and $63.67 per option for those options granted during the three months ended March 31, 2023 and 2022, respectively. The total intrinsic value (the amount by which the fair market value exceeded the exercise price) of stock options exercised during the three months ended March 31, 2023 and 2022 was $1.1 million and $29.8 million, respectively. Weighted average assumptions used to apply this pricing model were as follows:

	Three Months Ended March 31,
	2023	2022
Risk-free interest rate	4.4%	1.6%
Expected life of options	6.0 years	6.0 years
Expected volatility of underlying stock	78.7%	75.9%
Expected dividend yield	0.0%	0.0%

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

Stock options granted under the 2015 Plan generally vest as to one-third on the first anniversary of the original vesting date, with the balance vesting monthly over the remaining two years, unless they contain specific performance-based vesting provisions. The maximum term of stock options granted under the 2015 Plan is ten years.

The Company uses the market closing price of its common stock as reported on the Nasdaq Global Select Market to determine the fair value of the shares of common stock underlying stock options.

The following is a summary of stock option activity for the three months ended March 31, 2023:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding at December 31, 2022	5,471,675	$49.86
Granted	513,605	40.75
Exercised	(48,353)	15.61
Forfeited	(31,838)	100.62
Outstanding at March 31, 2023	5,905,089	$49.08	7.37	$59,380
Exercisable at March 31, 2023	3,533,700	$39.25	6.70	$48,649

As of March 31, 2023, there was $94.8 million of unrecognized compensation cost related to stock options that have not yet vested. These costs are expected to be recognized over a weighted average remaining vesting period of 2.1 years.

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

As of March 31, 2023, there were 1,219,584 shares available for future issuance under the 2016 Plan. The number of shares reserved for issuance under the 2016 Plan will be cumulatively increased on each January 1st by the lesser of a) one percent of the number of shares of common stock issued and outstanding on the immediately preceding December 31, b) 500,000 shares of common stock, or c) such lesser number of shares of common stock as determined by the board of directors.

During the three months ended March 31, 2023 and 2022 the Company did not issue any shares of common stock under the 2016 Plan.

The fair value of the awards issued to employees under the 2016 Plan was estimated at the beginning of the offering period using a Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended March 31,
	2023	2022
Risk-free interest rate	4.70%	0.22%
Expected term (in years)	0.5 years	0.5 years
Expected volatility of underlying stock	69.2%	63.6%
Expected dividend yield	0.0%	0.0%

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

Basic and diluted loss per share was calculated as follows:

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Net loss	$(103,126)	$(146,872)
Weighted average shares outstanding, basic and diluted	87,772	74,751
Net loss per share, basic and diluted	$(1.17)	$(1.96)

The following common stock equivalents were excluded from the calculation of diluted loss per share because their inclusion would have been anti-dilutive:

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Unvested restricted stock units	4,055	1,361
Stock options	5,905	5,939
	9,960	7,300

13. Stockholders’ Equity

The following tables present changes in stockholders’ equity for the three-month periods ended March 31, 2023 and 2022 (in thousands, except share data):

			Additional	Accumulated Other		Total
	Common		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2022	87,103,007	$9	$2,420,223	$(7,461)	$(1,177,187)	$1,235,584
Issuance of common stock through at-the-market offerings, net of issuance costs of $62	35,349	-	1,466	-		1,466
Contingent consideration paid to Rewrite holders	567,045	-	24,126	-		24,126
Exercise of stock options	48,353	-	755	-		755
Vesting of restricted stock units	342,025	-	-	-		-
Equity-based compensation	-	-	27,255	-		27,255
Other comprehensive loss - unrealized gain on marketable securities	-	-	-	2,989		2,989
Other comprehensive loss - equity method investment	-	-	-	1,794		1,794
Net loss	-	-	-		(103,126)	(103,126)
Balance at March 31, 2023	88,095,779	$9	$2,473,825	$(2,678)	$(1,280,313)	$1,190,843

			Additional	Accumulated Other		Total
	Common		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2021	74,485,883	$7	$1,745,870	$(2,632)	$(703,001)	$1,040,244
Issuance of common stock through at-the-market offerings, net of issuance costs of $164	579,788	1	38,885	-	-	38,886
Exercise of stock options	503,830	-	8,435	-	-	8,435
Vesting of restricted stock units	54,666	-	-	-	-	-
Equity-based compensation	-	-	18,491	-	-	18,491
Other comprehensive loss - unrealized loss on marketable securities	-	-	-	(5,128)	-	(5,128)
Other comprehensive loss - equity method investment	-	-	-	(302)	-	(302)
Net loss	-	-	-	-	(146,872)	(146,872)
Balance at March 31, 2022	75,624,167	$8	$1,811,681	$(8,062)	$(849,873)	$953,754

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

In March 2022, the Company entered into an Open Market Sale Agreement (the “2022 Sale Agreement”) with Jefferies, under which Jefferies will be able to offer and sell, from time to time in “at-the-market” offerings, shares of the Company’s common stock having aggregate gross proceeds of up to $400.0 million. The Company agreed to pay Jefferies cash commissions of 3.0% of the gross proceeds of sales of common stock under the 2022 Sale Agreement.

During the year ended December 31, 2022, the Company issued 3,395,339 shares of its common stock, in a series of sales, at an average price of $57.43 per share, in accordance with the 2022 Sale Agreement for aggregate net proceeds of $189.0 million, after payment of cash commissions to Jefferies and approximately $0.1 million related to legal, accounting and other fees in connection with the sales. During the quarter ended March 31, 2023, the Company issued 35,349 shares of its common stock, in a series of sales, at an average price of $44.58 per share, in accordance with the 2022 Sale Agreement for aggregate net proceeds of $1.5 million, after payment of cash commissions to Jefferies and approximately $0.1 million related to legal, accounting and other fees in connection with the sales. As of March 31, 2023, $203.4 million in shares of common stock remain eligible for sale under the 2022 Sale Agreement.

14. Related Party Transactions

In the ordinary course of business, the Company may purchase materials or supplies from entities that are associated with a party that meets the criteria of a related party of the Company. These transactions are reviewed quarterly and to date have not been material to the Company’s condensed consolidated financial statements.

The Company and AvenCell are parties to the AvenCell LCA and AvenCell Co/Co, as described in Note 7. The Company’s relationship with AvenCell is considered to be as a related party due to the Company’s 33.33% investment in AvenCell being accounted for under the equity method. The Company recognized $5.6 million in revenue related to the AvenCell LCA for each of the three months ended March 31, 2023 and 2022, after eliminating $2.8 million during each of those respective periods in intra-entity profits, which will be deferred and recognized if and when AvenCell commercializes a product with the Company’s license or abandons the related project. Until such time, this revenue is indefinitely deferred and excluded from the results of operations of the Company. The Company recognized $0.7 million and $0.2 million in contra-revenue in the three months ended March 31, 2023 and 2022, respectively, related to the AvenCell Co/Co agreement. As of March 31, 2023 the Company had deferred revenue of $11.4 million, all of which is included in current deferred revenue, related to the AvenCell LCA.

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
•
our ability to successfully execute our development plans for our preclinical programs, including NTLA-2003 and NTLA-3001;
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

Our management’s discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, which have been prepared by us in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim periods and with Regulation S-X, promulgated under the Securities Exchange Act of 1934, as amended. This discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q as well as in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K (“Annual Report”) for the year ended December 31, 2022.

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

•
Be the best place to make therapies; and
•
Focus on long-term sustainability.

Our strategy is to advance our full-spectrum genome editing company, focused on developing and commercializing curative CRISPR/Cas9-based therapeutics, by leveraging our modular platforms. All of our revenue to date has been collaboration revenue. Since our inception and through March 31, 2023, we have raised an aggregate of approximately $2,400.1 million to fund our operations through our initial public offering (“IPO”) and concurrent private placements, follow-on public offerings, at-the-market offerings, and the sale of convertible preferred stock, as well as through our collaboration agreements.

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

Our Pipeline

In Vivo Programs

Our selection criteria include identifying diseases that originate in the liver; have well-defined mutations that can be addressed by a knockout or insertion approach; have readily measurable therapeutic endpoints with observable clinical responses; and for which effective treatments are absent, limited or unduly burdensome. Our initial in vivo indications target genetic liver diseases, including our ATTR amyloidosis, HAE and alpha-1 antitrypsin deficiency (“AATD”) development programs. Our current efforts on in vivo delivery focus on the use of lipid nanoparticles (“LNPs”) for delivery of the CRISPR/Cas9 complex to the liver.

Transthyretin (“ATTR”) Amyloidosis Program

NTLA-2001 is the first investigational CRISPR-based therapy to be systemically delivered to edit genes inside the human body and has the potential to be the first single-dose treatment for ATTR amyloidosis. Delivered with our in vivo LNP technology, NTLA-2001 offers the possibility of halting and reversing the disease by driving a deep, consistent and potentially lifelong reduction in transthyretin (“TTR”) protein after a single dose. NTLA-2001 is being evaluated in a Phase 1, two-part, open-label study in adults with hereditary transthyretin amyloidosis. The trial consists of two arms; one arm to evaluate NTLA-2001 for ATTR with cardiomyopathy (“ATTR-CM”) and the other arm for ATTR with polyneuropathy (“ATTRv-PN”).

In the ATTR-CM arm, we plan to submit an Investigational New Drug (“IND”) application in mid-2023. Subject to regulatory feedback, we plan to initiate a global pivotal trial for ATTR-CM by the end of 2023. We plan to present additional data from the ATTR-CM arm of the Phase 1 study in 2023, including longer-term safety and durability data, as well as emerging clinical endpoints.

In the ATTRv-PN arm, in the first quarter of 2023, the planned enrollment of the dose-expansion portion of the ATTRv-PN arm in the Phase 1 study was completed to inform a pivotal study. We are preparing for a global pivotal study, which includes discussions with regulatory authorities. We recently began redosing patients in the 0.1 mg/kg cohort (n=3), the initial cohort and lowest dose tested in the dose-escalation portion of the Phase 1 study, with the 55 mg dose selected for the dose-expansion cohort. We plan to present additional clinical data from the ATTRv-PN arm of the Phase 1 study in 2023.

NTLA-2001 is the subject of a co-development and co-promotion (“Co/Co”) agreement directed to our first collaboration target with Regeneron Pharmaceuticals, Inc. (“Regeneron”), ATTR (the “ATTR Co/Co”), for which we are the clinical and commercial lead party and Regeneron is the participating party. Regeneron shares in approximately 25% of worldwide development costs and commercial profits for the ATTR program. For more information regarding our collaboration with Regeneron, see Note 7, “Collaborations and Other Arrangements” of our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Hereditary Angioedema (“HAE”) Program

NTLA-2002 is our wholly owned candidate for the treatment of HAE. NTLA-2002 is designed to knock out the kallikrein B1 (“KLKB1”) gene in the liver, with the potential to permanently reduce total plasma kallikrein protein and activity, a key mediator of HAE. This investigational approach aims to prevent attacks for people living with HAE by providing continuous reduction of plasma kallikrein activity, following a single dose. It also aims to eliminate the significant treatment burden associated with currently available HAE therapies. NTLA-2002 is being evaluated in a Phase 1/2 study in adults with Type I or Type II HAE.

On May 4, 2023, we announced that the first patient has been dosed in the global Phase 2 portion of our Phase 1/2 clinical trial of NTLA-2002. Based on encouraging study interest from both investigators and patients, we expect to complete enrollment (n=25) in the second half of 2023. In March, we announced that the U.S. Food and Drug Administration (“FDA”) cleared our NTLA-2002 Phase 2 IND application. Additionally, the FDA granted Regenerative Medicine Advanced Therapy (“RMAT”) designation to NTLA-2002 for the treatment of HAE. In January 2023, we were awarded the Innovation Passport for NTLA-2002 by the U.K. Medicines and Healthcare products Regulatory Agency (“MHRA”). We plan to present additional clinical data from the Phase 1 portion of the first-in-human study in 2023. Data expected to be presented include updated safety, durability of pharmacodynamic effect and attack-rate measures from all three patient cohorts.

Alpha-1 Antitrypsin Deficiency (“AATD”) Program

NTLA-3001 for associated lung disease:

NTLA-3001 is our wholly owned, first-in-class CRISPR-mediated in vivo targeted gene insertion development candidate for the treatment of AATD-associated lung disease. It is designed to precisely insert a healthy copy of the SERPINA1 gene, which encodes the alpha-1 antitrypsin (“A1AT”) protein, with the potential to restore permanent expression of functional A1AT protein to therapeutic levels after a single dose. Our approach seeks to improve patient outcomes, including eliminating the need for weekly intravenous infusions of A1AT augmentation therapy or lung transplant in severe cases. We are conducting IND-enabling activities for NTLA-3001 and we plan to submit an IND or IND-equivalent application in the second half of 2023.

NTLA-2003 for associated liver disease:

NTLA-2003 is our wholly owned, in vivo knockout development candidate for the treatment of AATD-associated liver disease. It is designed to inactivate the SERPINA1 gene responsible for the production of abnormal A1AT protein in the liver. This approach aims to halt the progression of liver disease and eliminate the need for liver transplant in severe cases. We plan to complete the ongoing IND-enabling activities for NTLA-2003 by the end of 2023.

In Vivo Research Programs

We continue to work on various liver-focused programs, such as hemophilia A and hemophilia B, which we are co-developing with Regeneron, as well as other liver targets, which we are working on both independently and in partnership with Regeneron, that would leverage our capabilities to knockout, insert and make consecutive edits to the genome.

We are further investigating delivery strategies that target tissues outside of the liver. For example, we have presented preclinical data establishing proof-of-concept for non-viral genome editing of bone marrow and hematopoietic stem cells (“HSCs”) in mice. This represented our first demonstration of systemic in vivo genome editing in bone marrow using our proprietary non-viral delivery platform. We believe these results extend our modular in vivo capabilities to treat inherited blood disorders such as sickle cell disease. In addition, we are collaborating with SparingVision SAS (“SparingVision”) to develop novel genomic medicines utilizing CRISPR/Cas9 technology for the treatment of ocular diseases.

Ex Vivo Programs

We are advancing multiple preclinical programs, wholly owned and in collaboration with partners, utilizing our allogeneic platform for the treatment of immuno-oncology and autoimmune diseases. Our proprietary allogeneic cell engineering platform is designed to avoid both T cell- and natural killer (“NK”) cell-mediated rejection, a key unsolved challenge with other investigational allogeneic approaches.

Collaborations and Other Arrangements

To accelerate the development and commercialization of CRISPR/Cas9-based products in multiple therapeutic areas, we have formed, and intend to seek other opportunities to form, strategic alliances with collaborators who can augment our leadership in CRISPR/Cas9 therapeutic development. We have existing collaboration agreements with Regeneron, AvenCell Therapeutics, Inc., SparingVision, Kyverna Therapeutics, Inc. (“Kyverna”), and ONK Therapeutics, Ltd (“ONK”). See Note 7, “Collaborations and Other Arrangements” of our condensed consolidated financial statements of this Quarterly Report on Form 10-Q for additional information related to the terms of the agreements between us and our collaborators.

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

Other Income (Expense), Net

Other income (expense) consists of interest income earned on our cash, cash equivalents, restricted cash equivalents and marketable securities, loss from equity method investment and change in fair value of contingent consideration.

Results of Operations

The following discussion of the financial condition and results of operations should be read in conjunction with the accompanying condensed consolidated financial statements and the related footnotes thereto.

Comparison of Three Months Ended March 31, 2023 and 2022

The following table summarizes our results of operations for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,		Period-to-
	2023	2022	Period Change
	(In thousands)
Collaboration revenue	$12,606	$11,252	$1,354
Operating expenses:
Research and development	97,116	133,095	(35,979)
General and administrative	27,448	22,403	5,045
Total operating expenses	124,564	155,498	(30,934)
Operating loss	(111,958)	(144,246)	32,288
Other income (expense), net:
Interest income	11,980	540	11,440
Loss from equity method investment	(3,048)	(2,745)	(303)
Change in fair value of contingent consideration	(100)	(421)	321
Total other income (expense), net	8,832	(2,626)	11,458
Net loss	$(103,126)	$(146,872)	$43,746

Collaboration Revenue

Collaboration revenue increased by $1.4 million to $12.6 million during the three months ended March 31, 2023, as compared to $11.3 million during the three months ended March 31, 2022. The increase in collaboration revenue during the three months ended March 31, 2023 is primarily due to revenue from our license and collaboration agreements with Kyverna and SparingVision. See Note 7, “Collaborations and Other Arrangements” of our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for further details.

Research and Development

Research and development expenses decreased by $36.0 million to $97.1 million during the three months ended March 31, 2023, as compared to $133.1 million during the three months ended March 31, 2022.

The following table summarizes our research and development expenses for the three months ended March 31, 2023 and 2022, together with the changes in those items in dollars and the respective percentages of change:

	Three Months Ended March 31,		Period-to-	Percent
	2023	2022	Period Change	Change
	(In thousands)
External development expenses by program:
NTLA-2001	$9,730	$8,572	$1,158	14%
NTLA-2002	4,154	1,700	2,454	144%
NTLA-3001	3,937	1,574	2,363	150%
NTLA-5001	-	5,122	(5,122)	-100%
Unallocated research and development expenses:
Employee-related expenses	35,069	24,712	10,357	42%
Research materials and contracted services	11,809	16,055	(4,246)	-26%
In-process research and development	-	55,990	(55,990)	-100%
Rewrite research milestone	874	-	874	-
Facility-related expenses	13,351	8,525	4,826	57%
Stock-based compensation	16,931	10,274	6,657	65%
Other	1,261	571	690	121%
Total research and development expenses	$97,116	$133,095	$(35,979)	-27%

The decrease in research and development expenses for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 was primarily attributable to:

•
a $1.2 million increase in external costs related to the development of NTLA-2001, primarily due to an increase in spend on contracted services, offset by a decrease in spend related to drug components;
•
a $2.5 million increase in external costs related to the development of NTLA-2002, primarily due to an increase in spend on contracted services, drug components and consulting costs;
•
a $2.4 million increase in external costs related to NTLA-3001, primarily related to an increase in spend on drug components;
•
a $5.1 million decrease in external costs related to NTLA-5001, as we continue to wind down the program as part of the pivot to an allogeneic pipeline;
•
a $10.4 million increase in employee-related expenses primarily driven by the increase in personnel growth to support our lead programs;
•
a $4.2 million decrease in research materials and contracted services primarily driven by a decrease in drug component expenses, partially offset by an increase in contracted services to support our pipeline;
•
a $56.0 million decrease in expense related to the acquisition of Rewrite Therapeutics, Inc. in the first quarter of 2022;
•
a $4.8 million increase in facility-related expenses primarily related to rent, depreciation and technology expense allocated to research and development; and
•
a $6.7 million increase in stock-based compensation driven by our larger workforce.

General and Administrative

General and administrative expenses increased by $5.0 million to $27.4 million during the three months ended March 31, 2023, compared to $22.4 million during the three months ended March 31, 2022. This increase was primarily related to employee-related expenses, including an increase in stock-based compensation of $2.1 million, driven by our larger workforce.

Other Income (Expense), Net

The increase in other income (expense) of $11.5 million is primarily related to an $11.4 million increase in interest income.

Liquidity and Capital Resources

Since our inception through March 31, 2023, we have raised an aggregate of approximately $2,400.1 million to fund our operations through our collaboration agreements, our initial public offering and concurrent private placements, follow-on public offerings, at-the-market offerings and the sale of convertible preferred stock.

As of March 31, 2023, we had $1,158.6 million in cash, cash equivalents and marketable securities.

We are eligible to earn a significant amount of milestone payments and royalties, in each case, on a per-product basis under our collaborations with Novartis Institutes for BioMedical Research, Inc. (“Novartis”), SparingVision and ONK, on a per-target basis under our collaboration with Regeneron and upon achievement of certain events under our collaboration with Kyverna. Our ability to earn these milestone payments and the timing of achieving these milestones is dependent upon the outcome of our research and development activities and is uncertain at this time. Our rights to payments under our collaboration agreements are our only committed external source of funds.

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

During the year ended December 31, 2022, we issued 3,395,339 shares of our common stock, in a series of sales, at an average price of $57.43 per share, in accordance with the 2022 Sale Agreement for aggregate net proceeds of $189.0 million, after payment of cash commissions to Jefferies and approximately $0.1 million related to legal, accounting and other fees in connection with the sales. During the quarter ended March 31, 2023, we issued 35,349 shares of our common stock, in a series of sales, at an average price of $44.58 per share, in accordance with the 2022 Sale Agreement for aggregate net proceeds of $1.5 million, after payment of cash commissions to Jefferies and approximately $0.1 million related to legal, accounting and other fees in connection with the sales. As of March 31, 2023, $203.4 million in shares of common stock remain eligible for sale under the 2022 Sale Agreement.

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

Outlook

Based on our research and development plans and our expectations related to the progress of our programs, we expect that our cash, cash equivalents and marketable securities as of March 31, 2023, as well as research and cost reimbursement funding from our collaboration agreements, will enable us to fund our ongoing operating expenses and capital expenditure requirements beyond the next 24 months, excluding any potential milestone payments or extension fees that could be earned and distributed under our collaboration agreements or any strategic use of capital not currently in the base case planning assumptions. We have based this estimate on current assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect.

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

Cash Flows

The following is a summary of cash flows for the three months ended March 31, 2023 and 2022:

	March 31,
	2023	2022
	(In millions)
Net cash used in operating activities	$(109.3)	$(79.8)
Net cash (used in) provided by investing activities	(122.2)	47.5
Net cash provided by financing activities	2.2	47.3

Net cash used in operating activities

Net cash used in operating activities of $109.3 million during the three months ended March 31, 2023 primarily reflects the increased spend in our research and development activities, offset in part by the receipt of $3.4 million in payments from our collaboration partners during that period. Net cash used in operating activities of $79.8 million during the three months ended March 31, 2022 primarily reflects the increased spend in our research and development activities, offset in part by the receipt of $2.0 million in payments from our collaboration partners during that period.

Net cash (used in) provided by investing activities

During the three months ended March 31, 2023, our investing activities used cash of $122.2 million. The decrease in the three months ended March 31, 2023 is primarily due to $382.0 million in marketable securities purchased, offset in part by $263.6 million of marketable securities maturing, and $3.8 million in cash for the purchase of property and equipment. Cash provided by investing activities in the three months ended March 31, 2022 is primarily due to $93.7 million in marketable securities maturing, offset in part by $44.8 million in net cash for the acquisition of Rewrite and $1.4 million in cash for the purchase of property and equipment.

Net cash provided by financing activities

Net cash provided by financing activities of $2.2 million during the three months ended March 31, 2023 includes $1.5 million in net proceeds from at-the-market offerings and $0.8 million in cash received from the exercise of stock options. Net cash provided by financing activities of $47.3 million during the three months ended March 31, 2022 includes $38.9 million in net proceeds from at-the-market offerings and $8.4 million in cash received from the exercise of stock options.

Critical Accounting Policies

Our critical accounting policies require the most significant judgments and estimates in the preparation of our condensed consolidated financial statements. Management has determined that our most critical accounting policies are those relating to revenue recognition, accrued research and development expenses, contingent consideration and equity-based compensation. There have been no changes to our critical accounting policies from those which were discussed in our Annual Report for the year ended December 31, 2022.

Recent Accounting Pronouncements

Please read Note 2, “Summary of Significant Accounting Policies”, to our condensed consolidated financial statements included in Part I, Item 1, “Notes to Condensed Consolidated Financial Statements,” of this Quarterly Report on Form 10-Q for a description of recent accounting pronouncements applicable to our business.

Contractual Obligations

There were no material changes to our contractual obligations during the three months ended March 31, 2023. For a complete discussion of our contractual obligations, please refer to our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report for the year ended December 31, 2022.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of March 31, 2023, we had cash equivalents, restricted cash equivalents and marketable securities of $1,142.7 million consisting of interest-bearing money market accounts, reverse repurchase agreements, corporate and financial institution debt securities, U.S. Treasury and other government securities and asset-backed securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are primarily in marketable securities. Due to the short-term duration of our investment portfolios and the low risk profile of our investments, we do not believe an immediate change of 100 basis points, or one percentage point, would have a material effect on the fair market value of our investment portfolio. Declines in interest rates, however, would reduce future investment income.

We do not have any foreign currency or derivative financial instruments. Inflation generally affects us by increasing our cost of labor and program costs. We do not believe that inflation had a material effect on our results of operations during the three months ended March 31, 2023.

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

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2023.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. In evaluating us and our business, careful consideration should be given to the following risk factors, in addition to the other information set forth in this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K for the year ended December 31, 2022, and in other documents that we file with the Securities and Exchange Commission (“SEC”). If any of the following risks and uncertainties actually occurs, our business, prospects, financial condition and results of operations could be materially and adversely affected. The risks summarized and described below are not intended to be exhaustive and are not the only risks facing us. New risk factors can emerge from time to time, and we cannot predict the impact that any factor or combination of factors may have on our business, prospects, financial condition and results of operations.

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

Successful completion of clinical trials is a prerequisite to submitting a Biologics License Application (“BLA”) to the FDA, and similar applications to comparable foreign regulatory authorities, for each product candidate and, consequently, the ultimate approval and commercial marketing of any product candidates. We do not know whether any of our clinical trials will begin or be completed on schedule, if at all. In addition, the regulatory requirements for later phase clinical trials, such as pivotal trials, are generally more stringent than earlier phase clinical trials, such as Phase 1 trials. We may not meet the requirements of regulatory authorities, such as the FDA, for initiating later phase clinical trials for our product candidates, which could delay the development of our product candidates.

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

Gene therapy in general, and genome editing in particular, remain novel technologies, with only a limited number of gene therapy products approved to date in the U.S. and EU. Public perception may be influenced by claims that gene therapy or genome editing, including the use of CRISPR/Cas9, is unsafe or unethical, or carries an undue risk of side effects, such as improper modification of a gene sequence in a patient’s chromosome that could lead to cancer, and gene therapy or genome editing may not gain the acceptance of the public or the medical community. In particular, our success will depend upon physicians who specialize in the treatment of diseases targeted by our product candidates prescribing treatments that involve the use of our product candidates in lieu of, or in addition to, existing treatments with which they are more familiar and for which greater clinical data may be available. In addition, responses by the U.S., state or foreign governments to negative public perception or ethical concerns may result in new legislation or regulations that could limit our ability to develop or commercialize any product candidates, obtain or maintain regulatory approval or otherwise achieve profitability. More restrictive statutory regimes, government regulations or negative public opinion could have an adverse effect on our business, financial condition and results of operations and prospects, and may delay or impair the development and commercialization of our product candidates or demand for any products we may develop. For example, certain gene therapy trials led to several well-publicized adverse events, including cases of leukemia and death. Serious adverse events, such as these, in our clinical trials, or other clinical trials involving gene therapy or genome editing products or our competitors’ products, even if not ultimately attributable to the relevant product candidates, and the resulting publicity could result in increased government regulation, unfavorable public perception, potential regulatory delays in the testing or approval of our product candidates, stricter labeling requirements for those product candidates that are approved and a decrease in demand for any such product candidate. In addition, the use of the technology by third parties in areas that are not being pursued by us, such as for targeting and editing of embryonic cells, could adversely impact public and governmental perceptions regarding the ethics and risks of the CRISPR/Cas9 technology and lead to social or legal changes that could limit our ability to apply the technology to develop human therapies addressing disease. For example, reports of the use of CRISPR/Cas9 in China and Russia to edit embryos in utero have generated, and may continue to generate, negative public perception about the use of the technology in humans. Negative public and governmental perception of the technology, or additional governmental regulation of our technologies, could also adversely affect our stock price or our ability to enter into revenue generating collaborations or obtain additional funding from the public markets.

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

Specific to our NTLA-2001 program, we are aware of other companies that are currently commercializing or developing products and therapies used to treat ATTR amyloidosis, including Alnylam Pharmaceuticals, Inc., AstraZeneca Pharmaceuticals LP, BridgeBio Pharma Inc., Ionis Pharmaceuticals, Inc., Novo Nordisk A/S and Pfizer, Inc.

Specific to our NTLA-2002 program, we are aware of other companies that are currently commercializing or developing products used to treat HAE, including ADARx Therapeutics, Inc., Astria Therapeutics Inc., BioCryst Pharmaceuticals Inc., BioMarin Pharmaceuticals Inc., CSL Limited, Pharming Group N.V. and Takeda Pharmaceutical Company Limited.

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

The manufacturing process used to produce CRISPR/Cas9-based in vivo and engineered cell therapy product candidates may be complex, as they are novel and have not been validated for late phase clinical and commercial production and may require components that are difficult to obtain or manufacture at the necessary quantities and in accordance with regulatory requirements. Several factors could cause production interruptions, including equipment malfunctions; facility unavailability or contamination; raw material cost, shortages or contamination; natural disasters, such as pandemics or other outbreaks or similar public health crises; disruption in utility services; human error; insufficient personnel; inability to meet legal or regulatory requirements; or disruptions in the operations of our suppliers.

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

The success of our product candidates, if approved, depends on the availability of adequate coverage and reimbursement from third party payors, including government agencies, private health insurers and health maintenance organizations. There is significant uncertainty related to the insurance coverage and reimbursement of any newly approved product, but in particular novel genome editing and engineered cell products. All the therapeutic indications approved by the relevant authorities may not be covered or reimbursed. In addition, we cannot be sure that coverage and reimbursement will be available for, or accurately estimate the potential revenue from, our product candidates because they are novel treatments for diseases using a new technology and delivery approaches. For more information on coverage and reimbursement please see the section entitled “Business – Government Regulation and Product Approval – Coverage and Reimbursement” in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

The sale, distribution and marketing of human therapeutics and our relationship with healthcare providers are strictly regulated by laws in the U.S. and most other jurisdictions in which we intend to seek approval for our product candidates. In addition, the collection and use of Personally Identifiable Information, including Protected Health Information (“PHI”), is regulated by federal, state and foreign privacy, data security and data protection laws. Failure to comply with these laws could impair our ability to properly sell our product candidates in particular jurisdictions and subject us to liability from private and governmental entities. Addressing these diverse and sometimes contradictory requirements in myriad jurisdictions may necessitate that we expend significant resources on compliance efforts. Any failure to comply with these requirements may leave us exposed to possible enforcement actions and potential liability. For more information on these laws and regulations please see the section titled “Business – Government Regulation and Product Approval – Other Healthcare and Privacy Laws” in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Further, the U.S. federal and state governments, as well as other jurisdictions, have myriad laws regulating the collection, storage, distribution and use of data of employees, patients, agents, and others. These different laws governing the privacy and security of health and other personal information often differ from each other in significant ways and may not have the same effective requirements, thus complicating efforts to comply with their respective provisions. For example:

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
•
a broad consumer privacy law recently went into effect in Virginia on January 1, 2023, and stringent new privacy laws will become effective in Colorado, Utah and Connecticut in 2023 and in Iowa in 2025. In addition, numerous other states are considering new privacy laws. Furthermore, other U.S. states, such as New York, Massachusetts and Utah have enacted stringent data security laws;
•
around the world, many countries have enacted laws that regulate data protection. In the EU and European Economic Area (“EEA”) the collection and use of personal data is regulated by the General Data Protection Regulation (“EU GDPR”) and the member states’ related data protection and privacy laws, and in the U.K. by its Data Protection Act 2018 and, as of January 1, 2021, the U.K. General Data Protection Regulation (“U.K. GDPR”) (such laws collectively being described as “European Data Protection Law”). Because the European Data Protection Law applies not only to businesses that are established within the EU but also to any business that offers goods or services to individuals in the EEA or U.K., it could apply to us. European Data Protection Law imposes strict requirements, including special protections for “sensitive” personal data which includes health and genetic information of individuals in the EEA or the U.K.; expanded disclosures about the personal data use; information retention limitations; mandatory data breach notification requirements; and additional oversight obligations relating to third parties retained to process the personal data. European Data Protection Law grants or enhances the rights of individuals with respect to their personal data, including the rights to object to the processing of the data and request deletion of the same. In addition, European Data Protection Laws include strict requirements on the transfer of personal data out of the EEA or the U.K. to jurisdictions that have not been deemed to offer “adequate” privacy protections (“third countries”), such as the U.S., unless a valid European Data Protection Law transfer mechanism (for example, the European Commission approved Standard Contractual Clauses (“SCCs”) and the U.K. International Data Transfer Agreement/Addendum (“U.K. IDTA”)) has been put in place. Our compliance with international data transfer obligations under European Data Protection Law, where applicable, may require significant effort and cost, and may limit our ability to transfer such personal data to other jurisdictions or to work with certain service providers that process personal data. Further, although the European Commission has acknowledged that the U.K. currently has adequate protections for international data transfers, there may be post-Brexit developments in the future that result in additional costs and operational challenges in complying with the U.K. GDPR and any other developments regulating the transfer of personal data between the U.K. and EU. Failure to comply with the requirements of the European Data Protection Law may result in warning letters, mandatory audits, orders to cease/change the use of data, and financial penalties, including fines of up to 4% of global revenues, or 20,000,000 Euro (£17.5 million in the U.K.), whichever is greater. Moreover, data subjects can seek damages for violations, and non-profit organizations can bring claims on behalf of data subjects.

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

The U.S. and many other jurisdictions have enacted or proposed legal changes affecting the healthcare system that could prevent or delay marketing approval of our product candidates, affect our ability to profitably sell our product candidates once approved, and restrict or regulate post-approval activities. Changes in the legal requirements, or their interpretation, could impact our business by compelling, for example, modification to: our manufacturing arrangements; product labeling; pricing and reimbursement arrangements; private or governmental insurance coverage; the sale practices for, or availability of, our products; or record-keeping activities. If any such changes were to be imposed, they could adversely affect the operation of our business. For more information on these laws and regulations please see the section entitled “Business – Government Regulation and Product Approval – Healthcare Reform” in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

In addition, the Inflation Reduction Act of 2022 (“IRA”) includes several provisions that may impact our business to varying degrees, e.g., provisions that effectively eliminate the coverage gap under Medicare Part D, impose new manufacturer financial liability on certain drugs under Medicare Part D, and allow the U.S. government to negotiate Medicare Part B and Part D price caps for certain high-cost drugs and biologics without generic or biosimilar competition. Further, President Biden has issued multiple executive orders that have sought to reduce prescription drug costs, and both the Biden administration and Congress have indicated that they will continue to seek new legislative measures to control drug costs. The effects of the IRA and these other recent developments on our business and the healthcare industry in general is not yet known.

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

In addition to such risks, the adoption of new technologies may also increase our exposure to cybersecurity breaches and failures. Further, having an increasingly significant portion of our workforce working from home for extended periods of time puts us at greater risk of cybersecurity attacks. Cyber-attacks are increasing in their frequency, sophistication, and intensity, and have become increasingly difficult to detect. Cyber-attacks could include the deployment of harmful malware, denial-of-service attacks, social engineering, “phishing” scams, ransomware, network security breaches, and other means to affect service reliability and threaten the confidentiality, integrity, and availability of information. Certain of our service providers have been subject to such attacks and our company or our service providers may be impacted by such attacks in the future. Significant disruptions of these information technology systems or security breaches could adversely affect our business operations and/or result in the loss, misappropriation, and/or unauthorized access, use, or disclosure of, or the prevention of access to, confidential information (including but not limited to trade secrets or other intellectual property, proprietary business information, and personal information), and could result in financial, legal, business, and reputational harm to us and would adversely affect our operations, including our discovery and research and development programs. For example, any such event that leads to unauthorized access, use, or disclosure of personal information, including personal information regarding our employees or current or future clinical trial participants, could harm our reputation, require us to comply with federal and/or state breach notification laws and foreign law equivalents (such as the U.K. GDPR or the U.K.’s Data Protection Act), and otherwise subject us to liability, including financial penalties and fines, under laws and regulations that protect the privacy and security of personal information. Also, the loss of preclinical or clinical trial data from completed or future preclinical or clinical trials, respectively, could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, our competitive position could be harmed and the further development and commercialization of our product candidates could be delayed. Security breaches, insider threats and other inappropriate access can be difficult to detect, and any delay in identifying them may lead to increased harm of the type summarized and described above. While we have implemented security measures to protect our information technology systems and infrastructure, there is no assurance that such measures will prevent service interruptions or security breaches that could adversely affect our business.

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

Social media platforms and artificial intelligence-based platforms present new risks and challenges to our business.

As social media continues to expand, it also presents us with new risks and challenges. Social media is increasingly being used to communicate information about us, our programs and the diseases our therapeutics are being developed to treat. Social media practices in the pharmaceutical and biotechnology industries are evolving, which creates uncertainty and risk of noncompliance with regulations applicable to our business. For example, patients may use social media platforms to comment on the effectiveness of, or adverse experiences with, a product or a product candidate, which could result in reporting obligations or other consequences. Further, the accidental or intentional disclosure of non-public information by our workforce or others through media channels could lead to information loss. In addition, there is a risk of inappropriate disclosure of sensitive information or negative or inaccurate posts or comments about us, our products, or our product candidates on any social media platform. The nature of social media prevents us from having real-time control over postings about us on social media. We may not be able to reverse damage to our reputation from negative publicity or adverse information posted on social media platforms or similar mediums. If any of these events were to occur or we otherwise fail to comply with applicable regulations, we could incur liability, face restrictive regulatory actions or incur other harm to our business including quick and irreversible damage to our reputation, brand image and goodwill. Additionally, artificial intelligence (“AI”) based platforms are increasingly being used in the biopharmaceutical industry. While we have undertaken measures to restrict the use of public AI platforms, their use by people, including our vendors, suppliers and contractors, with access to our proprietary and confidential information, including trade secrets, may continue to increase and may lead to the release of such information, which may impact our ability to realize the benefit of our intellectual property.

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

We are not profitable and have incurred losses in each period since our inception. Our net loss was $103.1 million for the three months ended March 31, 2023. As of March 31, 2023, we had an accumulated deficit of $1,280.3 million. We expect these losses to increase as we continue to incur significant research and development and other expenses related to our ongoing operations, seek regulatory approvals for our future product candidates, scale-up manufacturing capabilities, maintain, expand and protect our intellectual property portfolio and hire additional personnel to support the development of our product candidates and to enhance our operational, financial and information management systems. We expect to finance our operations through a combination of collaboration revenue, equity or debt financings or other sources, which may include collaborations with third parties. Given the impact of COVID-19 on the U.S. and global financial markets, as well as additional factors such as inflation and rising interest rates, we may be unable to access further equity or debt financing when needed.

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

Our results of operations could be adversely affected by general conditions in the national or global economy and financial markets. For example, governmental statements, actions or policies, political unrest and global financial crises can cause extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn, political unrest or additional global financial crises, including those resulting from the COVID-19 pandemic, could result in a variety of risks to our business, including weakened demand for our products, if approved, or our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate, further political developments and financial market conditions could adversely impact our business.

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

If a prolonged government shutdown occurs in the U.S. or other jurisdictions where we plan to conduct our clinical trials, manufacturing, or other operations, it could significantly impact the ability of the relevant agency, such as the FDA, to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

As described within Note 7 “Collaborations and Other Arrangements” of our condensed consolidated financial statements of this Quarterly Report on Form 10-Q, we have entered into co-development and co-promotion (“Co/Co”) arrangements with Regeneron and AvenCell Therapeutics, Inc. (“AvenCell”). Either Regeneron or AvenCell may change its strategic focus or pursue alternative technologies in a manner that results in reduced, delayed or no revenue to us under these arrangements. For example, Regeneron has a variety of marketed products and product candidates either by itself or with other companies, including some of our competitors. In addition, the corporate objectives of our collaborators, such as Regeneron or AvenCell, may not be consistent with our best interests. Regeneron or AvenCell may change its position regarding its participation and funding of our joint activities, which may impact our ability to successfully pursue those programs.

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

We currently depend, and expect to continue to depend, upon third parties, including independent investigators, to conduct our clinical trials under agreements with universities, medical institutions, CROs, strategic partners and others. We expect to have to negotiate budgets and contracts with CROs, trial sites and other service and goods providers, which may result in delays to our development timelines and increased costs. For example, in February 2023, the U.S. Department of Justice investigated the research practices of a significant CRO with respect to their non-human primate imports. Issues of that nature may affect our ability to conduct preclinical studies that are required to advance our product candidates.

We currently rely, and expect to continue to rely heavily on third parties over the course of our preclinical studies and clinical trials, and, as a result, will have limited control over the clinical investigators and other service providers, and limited visibility into their day-to-day activities, including with respect to their compliance with the approved clinical protocol and other legal, regulatory and scientific standards. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol and legal, regulatory and scientific standards, and our reliance on third parties does not relieve us of our legal responsibilities. We and these third parties are required to comply with good clinical practice (“GCP”), which are regulations and guidelines enforced by the FDA, EMA and comparable foreign regulatory authorities for product candidates in clinical development. Regulatory authorities enforce these GCP requirements through periodic inspections of trial sponsors, clinical investigators and trial sites. If we or any of these third parties fail to comply with applicable GCP requirements, the clinical data generated in our clinical trials may be deemed unreliable and the relevant regulatory authorities may require us to suspend or terminate these trials or perform additional preclinical studies or clinical trials before approving our marketing applications. We cannot be certain that, upon inspection, such regulatory authorities will determine that any of our clinical trials comply with the GCP requirements. In addition, our clinical trials must be conducted with product produced under cGMP, and in certain cases, cGTP, requirements and may require a large number of test articles for studies involving a large number of test patients.

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

We are highly dependent on the research and development, clinical, legal, financial and business development expertise of John M. Leonard, M.D., our President and Chief Executive Officer, James Basta, our Executive Vice President, General Counsel and Corporate Secretary, Eliana Clark, our Executive Vice President and Chief Technical Officer, Glenn Goddard, our Executive Vice President, Chief Financial Officer and Treasurer, Derek Hicks, our Executive Vice President and Chief Business Officer, David Lebwohl, our Executive Vice President and Chief Medical Officer, and Laura Sepp-Lorenzino, our Executive Vice President and Chief Scientific Officer, as well as the other principal members of our management, scientific and clinical teams. Although we have entered into employment arrangements with our executive officers, each of them may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees.

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

We have received regenerative medicine advanced therapy/RMAT designation by the FDA for NTLA-2002 for the treatment of HAE, and may in the future seek such designation for some of our product candidates, but such designation may not actually lead to a faster development or regulatory review or approval process and we may be unable to obtain or maintain the benefits associated with such designation.

We have received the regenerative medicine advanced therapy (“RMAT”) designation from the FDA for NTLA-2002 for the treatment of HAE. A product candidate is eligible for RMAT designation if: (1) it is a cell therapy, therapeutic tissue engineering product, human cell or tissue product, or a combination product using any such therapies or products; (2) it is intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition; and (3) there is preliminary clinical evidence that indicates that the product candidate has the potential to address unmet medical needs for such disease or condition. This program is intended to facilitate efficient development and expedite review of RMATs. A BLA for a product candidate with RMAT designation may be eligible for priority review or accelerated approval through (1) surrogate or intermediate endpoints reasonably likely to predict long-term clinical benefit or (2) reliance upon data obtained from a meaningful number of sites. Benefits of such designation also include early interactions with the FDA to discuss any potential surrogate or intermediate endpoint to be used to support accelerated approval. A product candidate that has RMAT designation and is subsequently granted accelerated approval and is subject to post-approval requirements may fulfill such requirements through the submission of clinical evidence, clinical studies, patient registries, or other sources of real-world evidence, such as electronic health records; the collection of larger confirmatory data sets; or post-approval monitoring of all patients treated with such therapy prior to its approval. RMAT designation is within the discretion of the FDA. Accordingly, even if we believe one of our product candidates meets the criteria for RMAT designation, the FDA may disagree and instead determine not to grant such designation. In any event, the receipt of RMAT designation for a product candidate may not result in a faster development process, review or approval compared to product candidates considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, even if one or more of our product candidates qualifies for RMAT designation, the FDA may later decide that the product candidate no longer meets the conditions for qualification.

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

Any regulatory approvals that we receive for our product candidates may be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials and surveillance to monitor the safety and efficacy of the product candidate. For example, the FDA or other regulatory agency may also require a REMS or similar program as a condition of approval of our product candidates, which could entail requirements for long-term patient follow-up, a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA or a comparable foreign regulatory authority approves our product candidates, we will have to comply with their respective legal or regulatory requirements including submissions of safety and other post-marketing information and reports and registration.

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

The U.K.’s withdrawal from the EU, or Brexit, became effective on January 31, 2020. EU laws, including pharmaceutical laws, continued to apply in the U.K. during a transitional period, which ended on December 31, 2020. On December 24, 2020, the U.K. and EU signed an EU-U.K. Trade and Cooperation Agreement (“TCA”), which became provisionally applicable on January 1, 2021 and has been formally applicable since May 1, 2021. The TCA includes specific provisions concerning pharmaceuticals, which include the mutual recognition of cGMP, inspections of manufacturing facilities for medicinal products and cGMP documents issued, but does not foresee wholesale mutual recognition of U.K. and EU pharmaceutical regulations. At present, Great Britain has implemented EU legislation on the marketing, promotion and sale of medicinal products through the Human Medicines Regulations 2012 (as amended) (under the Northern Ireland Protocol, the EU regulatory framework will continue to apply in Northern Ireland). The regulatory regime in Great Britain therefore currently aligns in the most part with EU regulations, however it is possible that these regimes will diverge more significantly in the future now that Great Britain’s regulatory system is independent from the EU and the TCA does not provide for mutual recognition of U.K. and EU pharmaceutical legislation.

For instance, the new Clinical Trials Regulation which became effective in the EU on January 31, 2022 and provides for a streamlined clinical trial application and assessment procedure covering multiple EU Member States has not been implemented into U.K. law, and a separate application must be submitted for clinical trial authorization in the U.K. In addition, Great Britain is no longer covered by the centralized procedure for obtaining EEA-wide marketing authorizations from the EMA for medicinal products and a separate process for authorization of drug products is required in Great Britain. Until December 31, 2023, the U.K.’s MHRA may rely on a decision taken by the European Commission on the approval of a new marketing authorization in the centralized procedure, in order to more quickly grant a new Great Britain marketing authorization, however a separate application will still be required. From January 1, 2024 a new international recognition framework will be put in place in the U.K., which will have regard to decisions made by certain foreign regulators including the EMA. Any delay in obtaining, or an inability to obtain, any regulatory approvals, as a result of Brexit or otherwise, would delay or prevent us from commercializing our current or future product candidates in the U.K. and could restrict our ability to generate revenue from that market.

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

We have broad discretion over the use of our cash, cash equivalents and marketable securities, and may not use them effectively, including that we may be exposed to liquidity issues and other systemic financial risks at the financial institutions holding our cash and cash equivalents.

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

A portion of our cash may be held by financial institutions that may have been, or could in the future become, exposed to liquidity issues, bank failures or other systemic financial risks. Our uninsured cash deposits with such financial institutions may be at risk in the event they experience liquidity problems or other financial losses. For example, on March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver. Although the U.S. Department of Treasury, FDIC and Federal Reserve Board have announced a program to provide up to $25 billion of loans to financial institutions secured by certain government securities held by financial institutions to mitigate the risk of potential losses on the sale of such instruments, there is no guarantee that such loans will fully mitigate the risk of potential losses or that the U.S. Department of Treasury, FDIC and Federal Reserve Board will provide access to uninsured funds in the future in the event of the closure of other banks or financial institutions, or that they would do so in a timely fashion. We assess our banking relationships as we believe necessary or appropriate, but uncertainty remains over liquidity concerns in the broader financial services industry, and our business, our business partners, or industry as a whole may be adversely impacted in ways that we cannot predict at this time, including our ability to access cash in amounts adequate to finance or capitalize our current and/or projected business operations could be significantly impaired by factors that affect the financial institutions with which we have banking relationships, and in turn, us. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements (including cash management arrangements), disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry. In addition, our vendors, such as our CMOs, CROs or business partners, may be susceptible to the foregoing liquidity or other financial risks and factors, which could, in turn, have a material adverse effect on our current and/or projected business operations and results of operations and financial condition.

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

We will need additional capital in the future to continue our planned operations in addition to the proceeds we received from our initial public offering (“IPO”) in May 2016 and follow-on public offerings since then. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. We may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, convertible securities or other equity securities in more than one transaction, investors may be materially diluted by subsequent sales. These sales may also result in material dilution to our existing stockholders, and new investors could gain rights superior to our existing stockholders.

In March 2022, we entered into an Open Market Sale Agreement (the “2022 Sale Agreement”) with the Sales Agent, to provide for the offering, issuance and sale of up to an aggregate amount of $400.0 million of our common stock from time to time in “at-the-market” offerings. We will pay to the Sales Agent cash commissions of 3.0% of the gross proceeds of sales of common stock under the 2022 Sale Agreement. Through March 31, 2023, we issued 3,430,688 shares of our common stock at an average price of $57.30 per share in accordance with the 2022 Sale Agreement for aggregate net proceeds of $190.5 million, after payment of cash commissions to the Sales Agent and approximately $0.1 million related to legal, accounting and other fees in connection with the sales. In addition, sales of a substantial number of shares of our outstanding common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock. Persons who were our stockholders prior to our IPO continue to hold a substantial number of shares of our common stock that many of them are now able to sell in the public market. Significant portions of these shares are held by a relatively small number of stockholders. Sales by our stockholders of a substantial number of shares, or the expectation that such sales may occur, could significantly reduce the market price of our common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Merger Shares

On February 2, 2022, the Company entered into an Agreement and Plan of Merger by and among the Company, Rewrite, RW Acquisition Corp. and Shareholder Representative Services, LLC as Securityholder Representative (the “Rewrite Merger Agreement”). Under the Rewrite Merger Agreement, the Company paid Company Securityholders (as defined in the Rewrite Merger Agreement) (the “Rewrite Holders”) upfront consideration in an aggregate amount of $45.0 million, excluding customary purchase price adjustments and closing costs, payable in cash. In addition, the Rewrite Holders are eligible to receive up to an additional $155.0 million in milestone payments upon the achievement of certain pre-specified research and regulatory approval milestones, payable through a mixture of $130.0 million in cash and $25.0 million in a combination of cash and the Company’s common stock which would be valued using the volume-weighted average price of the Company’s Common Stock over the ten consecutive trading day period ending on and including the trading day that is two trading days immediately prior to the issuance of the consideration issued in connection with the applicable milestone. In January 2023, the $25.0 million research milestone noted above was achieved and, in February 2023, the Company paid the Rewrite Holders a mixture of cash and 567,045 shares of common stock (the “Merger Shares”) in order to fulfill its obligation under the Rewrite Merger Agreement. The Merger Shares were issued in a private offering pursuant to an exemption from registration afforded by Section 4(a)(2) of the Securities Act. As of March 31, 2023, the Merger Shares may be sold under Rule 144 without manner of sale restrictions or volume limitations, subject to certain exceptions.

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

Dated: May 4, 2023

INTELLIA THERAPEUTICS, INC.

By:	/s/ John M. Leonard
John M. Leonard, M.D.
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Glenn G. Goddard
Glenn G. Goddard
Executive Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)