Form 10-Q
period 2023-06-30
Intellia Therapeutics, Inc.
filed 2023-08-03
CIK 1652130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

The number of shares outstanding of the registrant’s common stock as of July 28, 2023: 88,490,950 shares.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

INTELLIA THERAPEUTICS, INC.

Condensed Consolidated Balance Sheets (unaudited)

(Amounts in thousands except share and per share data)

	June 30, 2023	December 31, 2022
ASSETS
Current Assets:
Cash and cash equivalents	$171,806	$523,506
Marketable securities	736,268	669,116
Accounts receivable ($0 and $0.3 million, respectively, from related party)	5,056	3,768
Prepaid expenses and other current assets	26,485	20,407
Total current assets	939,615	1,216,797
Marketable securities - noncurrent	164,013	69,338
Property and equipment, net	33,194	27,921
Operating lease right-of-use assets	123,550	133,076
Equity method investment	21,837	32,455
Investments and other assets	41,031	40,527
Total Assets	$1,323,240	$1,520,114
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$11,634	$5,154
Accrued expenses ($1.4 million and $1.6 million, respectively, from related party)	49,534	60,876
Current portion of operating lease liability	16,750	16,685
Current portion of deferred revenue ($2.9 million and $19.9 million, respectively, from related party)	21,933	43,839
Total current liabilities	99,851	126,554
Deferred revenue, net of current portion	12,919	19,932
Long-term operating lease liability	105,582	114,018
Contingent consideration liability	-	24,026
Commitments and contingencies (Note 6)
Stockholders’ Equity:
Common stock, $0.0001 par value; 240,000,000 and 120,000,000 shares authorized at June 30, 2023 and December 31, 2022, respectively; 88,347,634 and 87,103,007 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	9	9
Additional paid-in capital	2,512,741	2,420,223
Accumulated other comprehensive loss	(3,868)	(7,461)
Accumulated deficit	(1,403,994)	(1,177,187)
Total stockholders’ equity	1,104,888	1,235,584
Total Liabilities and Stockholders’ Equity	$1,323,240	$1,520,114

See notes to condensed consolidated financial statements.

INTELLIA THERAPEUTICS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited)

(Amounts in thousands except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Collaboration revenue (1)	$13,594	$14,030	$26,200	$25,282
Operating expenses:
Research and development	115,276	90,199	212,392	223,294
General and administrative	30,652	22,132	58,100	44,535
Total operating expenses	145,928	112,331	270,492	267,829
Operating loss	(132,334)	(98,301)	(244,292)	(242,547)
Other income (expense), net:
Interest income	12,653	703	24,633	1,243
Loss from equity method investment	(4,000)	(3,252)	(7,048)	(5,997)
Change in fair value of contingent consideration	-	172	(100)	(249)
Total other income (expense), net	8,653	(2,377)	17,485	(5,003)
Net loss	$(123,681)	$(100,678)	$(226,807)	$(247,550)
Net loss per share, basic and diluted	$(1.40)	$(1.33)	$(2.58)	$(3.29)
Weighted average shares outstanding, basic and diluted	88,185	75,823	87,979	75,282
Other comprehensive loss:
Unrealized (loss) gain on marketable securities	(1,482)	(932)	1,507	(6,060)
Other comprehensive gain (loss) from equity method investment	292	(560)	2,086	(862)
Comprehensive loss	$(124,871)	$(102,170)	$(223,214)	$(254,472)

(1) Including the following revenue from related party (see Notes 7 and 8):	$5,792	$7,767	$10,727	$13,151

See notes to condensed consolidated financial statements.

INTELLIA THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows (unaudited)

(Amounts in thousands)

	Six Months Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(226,807)	$(247,550)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,220	3,591
Loss on disposal of property and equipment	15	-
Equity-based compensation	63,655	41,559
(Accretion)/amortization of investment discounts and premiums	(11,667)	4,428
Loss from equity method investment	7,048	5,997
Deferral of equity method investment intra-entity profit on sales	5,656	5,656
Change in fair value of contingent consideration	100	249
In-process research and development charge	-	55,990
Changes in operating assets and liabilities:
Accounts receivable	(1,289)	(824)
Prepaid expenses and other current assets	(6,078)	434
Operating lease right-of-use assets	9,373	5,368
Other assets	(503)	(802)
Accounts payable	6,287	(3,710)
Accrued expenses	(12,525)	(721)
Deferred revenue	(28,919)	(30,099)
Operating lease liabilities	(8,217)	(4,458)
Net cash used in operating activities	(199,651)	(164,892)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(8,133)	(5,409)
Purchases of marketable securities	(625,319)	(31,524)
Maturities of marketable securities	476,666	224,583
Acquired in-process research and development, net of cash acquired of $287	-	(44,832)
Net cash (used in) provided by investing activities	(156,786)	142,818
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock through at-the-market offerings, net of issuance costs	1,466	38,885
Proceeds from options exercised	1,220	13,262
Issuance of shares through employee stock purchase plan	2,051	1,068
Net cash provided by financing activities	4,737	53,215
Net (decrease) increase in cash, cash equivalents and restricted cash equivalents	(351,700)	31,141
Cash, cash equivalents and restricted cash equivalents, beginning of period	535,463	125,486
Cash, cash equivalents and restricted cash equivalents, end of period	$183,763	$156,627

Reconciliation of cash, cash equivalents and restricted cash equivalents to condensed consolidated balance sheet:
Cash and cash equivalents	$171,806	$147,781
Restricted cash equivalents, included in investments and other assets	11,957	8,846
Total cash, cash equivalents and restricted cash equivalents	$183,763	$156,627

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Purchases of property and equipment unpaid at period end	$2,998	$3,750
Shares issued for Rewrite research milestone liability	24,126	-
Contingent consideration liability assumed in asset acquisition	-	10,541

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

Liquidity

Since its inception through June 30, 2023, the Company has raised an aggregate of approximately $2,404.8 million to fund its operations through its initial public offering (“IPO”) and concurrent private placements, follow-on public offerings, at-the-market offerings and the sale of convertible preferred stock, as well as through its collaboration agreements. The Company expects that its cash, cash equivalents and marketable securities as of June 30, 2023 will enable the Company to fund its ongoing operating expenses and capital expenditure requirements for at least the twelve-month period following the issuance of these condensed consolidated financial statements.

2. Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies” to the consolidated financial statements included in the Annual Report for the year ended December 31, 2022. There have been no material changes to these policies during the six months ended June 30, 2023.

3. Marketable Securities

The following table summarizes the Company’s available-for-sale marketable securities as of June 30, 2023 and December 31, 2022 at net book value:

	June 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Marketable securities:
U.S. Treasury and other government securities	$369,427	$9	$(1,134)	$368,302
Financial institution debt securities	417,802	59	(691)	417,170
Corporate debt securities	79,251	2	(311)	78,942
Other asset-backed securities	36,056	-	(189)	35,867
Total	$902,536	$70	$(2,325)	$900,281

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Marketable securities:
U.S. Treasury and other government securities	$244,562	$62	$(1,938)	$242,686
Financial institution debt securities	380,891	-	(1,030)	379,861
Corporate debt securities	102,059	-	(509)	101,550
Other asset-backed securities	14,703	-	(346)	14,357
Total	$742,215	$62	$(3,823)	$738,454

The amortized cost of available-for-sale securities is adjusted for amortization of premiums and accretion of discounts to maturity. At June 30, 2023 and December 31, 2022, the balance in the Company’s accumulated other comprehensive loss was composed of activity related to the Company’s available-for-sale marketable securities and equity method investment. There were no material realized gains or losses in the six months ended June 30, 2023 or for the year ended December 31, 2022. The Company did not reclassify any amounts out of accumulated other comprehensive loss during this period. The Company generally does not intend to sell any investments prior to recovery of their amortized cost basis for any investment in an unrealized loss position. As such, the Company has classified these losses as temporary in nature.

The Company’s available-for-sale securities that are classified as short-term marketable securities in the condensed consolidated balance sheet mature within one year or less as of the balance sheet date. Available-for-sale securities that are classified as noncurrent in the condensed consolidated balance sheet are those that mature after one year but within five years from the balance sheet date and that the Company does not intend to dispose of within the next twelve months. At June 30, 2023 and December 31, 2022, the Company did not hold any investments that matured beyond five years of the balance sheet date.

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

As of June 30, 2023 and December 31, 2022, the Company’s financial assets and liabilities recognized at fair value on a recurring basis consisted of the following:

	Fair Value as of June 30, 2023
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Cash equivalents and restricted cash equivalents	$150,907	$150,907	$-	$-
Marketable securities:
U.S. Treasury and other government securities	368,302	117,973	250,329	-
Financial institution debt securities	417,170	-	417,170	-
Corporate debt securities	78,942	-	78,942	-
Other asset-backed securities	35,867	-	35,867	-
Total marketable securities	900,281	117,973	782,308	-
Total Assets	$1,051,188	$268,880	$782,308	$-

	Fair Value as of December 31, 2022
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Cash equivalents and restricted cash equivalents	$534,581	$534,581	$-	$-
Marketable securities:
U.S. Treasury and other government securities	242,686	172,939	69,747	-
Financial institution debt securities	379,861	-	379,861	-
Corporate debt securities	101,550	-	101,550	-
Other asset-backed securities	14,357	-	14,357	-
Total marketable securities	738,454	172,939	565,515	-
Total Assets	$1,273,035	$707,520	$565,515	$-

Certain of the Company’s financial assets, including cash equivalents, restricted cash equivalents and marketable securities, have been initially valued at the transaction price, and subsequently revalued at the end of each reporting period, utilizing third party pricing services or other observable market data. The pricing services utilize industry standard valuation models and observable market inputs to determine value. After completing its validation procedures, the Company did not adjust or override any fair value measurements provided by the pricing services as of June 30, 2023 or December 31, 2022.

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

The following table reconciles the change in fair value of the contingent consideration liability based on the level 3 inputs listed below (in thousands):

For the six months ended June 30, 2023
Balance at December 31, 2022	$24,026
Change in fair value	100
Payment of contingent consideration	(24,126)
Balance at June 30, 2023	$-

December 31, 2022
Discount rate	10.1%
Probability of achievement	100%
Projected year of achievement	2023

5. Accrued Expenses

Accrued expenses consisted of the following:

	June 30,	December 31,
	2023	2022
	(In thousands)
Accrued research and development	$25,437	$32,684
Employee compensation and benefits	15,713	21,778
Accrued legal and professional expenses	2,971	1,457
Accrued other	5,413	4,957
Total accrued expenses	$49,534	$60,876

6. Commitments and Contingencies

Litigation

There have been no material changes to any outstanding litigation, nor is the Company a party to any new litigation, since December 31, 2022. For further information please see the notes to the consolidated financial statements included in the Company’s Annual Report for the year ended December 31, 2022.

License Agreements

The Company is party to license agreements, which may include contingent payments. These payments will become payable if and when certain development, regulatory and commercial milestones are achieved. As of June 30, 2023, the satisfaction and timing of the contingent payments is uncertain and not reasonably estimable.

7. Collaborations and Other Arrangements

To accelerate the development and commercialization of CRISPR/Cas9-based products in multiple therapeutic areas, the Company has formed, and intends to seek other opportunities to form, strategic alliances with collaborators who can augment its leadership in CRISPR/Cas9 therapeutic development. As of June 30, 2023, the Company’s accounts receivable were related to its collaborations with Regeneron Pharmaceuticals, Inc. (“Regeneron”), SparingVision SAS (“SparingVision”) and Kyverna Therapeutics, Inc. (“Kyverna”), and the Company’s contract liabilities were related to its collaborations with Regeneron, AvenCell Therapeutics, Inc. (“AvenCell”) and SparingVision. As of December 31, 2022, the Company’s accounts receivable were related to its collaborations with Regeneron, AvenCell, SparingVision and ONK Therapeutics, Ltd (“ONK”) and the Company’s contract liabilities were related to its collaborations with Regeneron, AvenCell, SparingVision and Kyverna.

The following table presents changes in the Company’s accounts receivable and contract liabilities during the six months ended June 30, 2023 and 2022 (in thousands):

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Six Months Ended June 30, 2023
Accounts receivable	$3,768	$9,305	$(8,017)	$5,056
Contract liabilities - deferred revenue	$63,771	$-	$(28,919)	$34,852

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Six Months Ended June 30, 2022
Accounts receivable	$2,031	$4,655	$(3,832)	$2,854
Contract liabilities - deferred revenue	$127,235	$-	$(30,099)	$97,136

During the six months ended June 30, 2023 and 2022, the Company recognized the following revenues as a result of changes in the contract liability balance (in thousands):

	Six Months Ended June 30,
Revenue recognized in the period from:	2023	2022
Amounts included in the contract liability at the beginning of the period	$23,273	$24,443

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

Revenue Recognition – Collaboration Revenue. Through June 30, 2023, excluding amounts allocated to Regeneron’s purchase of the Company’s common stock, the Company recorded $145.0 million in upfront payments under the Amended Agreements and $42.4 million for research and development services, primarily under the ATTR Co/Co agreement. Through June 30, 2023, the Company has recognized $187.2 million of collaboration revenue under all arrangements, including $7.3 million and $14.1 million during the three and six months ended June 30, 2023, respectively, and $6.3 million and $12.1 million during the three and six months ended June 30, 2022, respectively, in the condensed consolidated statements of operations and comprehensive loss. This includes $4.5 million and $8.7 million during the three and six months ended June 30, 2023 and $2.9 million and $4.7 million during the three and six months ended June 30, 2022, respectively, primarily representing payments due from Regeneron pursuant to the ATTR Co/Co agreement. These revenues are offset in part by contra-revenue related to the Hemophilia Co/Co agreements amounting to approximately $2.8 million and $5.8 million during the three and six months ended June 30, 2023 and $2.2 million and $3.7 million during the three and six months ended June 30, 2022, respectively.

As of June 30, 2023, there was approximately $17.7 million of the aggregate transaction price of the Amended Agreements remaining to be recognized, which the Company expects to be recognized during the research term through April 2024.

As of June 30, 2023 and December 31, 2022, the Company had accounts receivable of $4.6 million and $3.2 million, respectively, and deferred revenue of $17.7 million and $28.8 million, respectively, related to the Amended Agreements.

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

In November 2022, the Company decided to re-prioritize its ex vivo programs and terminated the AvenCell Co/Co, effectively turning over control of the program to AvenCell. The Company’s obligations under the terminated agreement were completed in the second quarter of 2023. The Company will also have one option to enter into an additional co-development and co-funding agreement for a payment of $30.0 million to AvenCell. Since December 31, 2022, there have been no other material changes to the key terms of the AvenCell LCA and AvenCell Co/Co agreements. For further information on the terms and conditions of these agreements, please see the notes to the consolidated financial statements included in the Company’s Annual Report for the year ended December 31, 2022.

Revenue Recognition – Collaboration Revenue. The Company recognized $5.7 million and $11.3 million in revenue related to the AvenCell LCA for the three and six month periods ended June 30, 2023, respectively, after eliminating $2.8 million and $5.7 million during those respective periods in intra-entity profits, which will be deferred and recognized if and when AvenCell commercializes a product with the Company’s license or abandons the related project. Until such time, this revenue is indefinitely deferred and excluded from the results of operations of the Company. The Company recognized $0.1 million in revenue and $0.6 million in contra-revenue in the three and six months ended June 30, 2023, respectively, related to the AvenCell Co/Co agreement. The Company recognized $0.1 million in revenue and $0.1 million in contra-revenue in the three and six months ended June 30, 2022, respectively, related to the AvenCell Co/Co agreement.

As of June 30, 2023, there was approximately $2.9 million of the aggregate transaction price of the AvenCell LCA remaining to be recognized, which the Company expects to recognize through July 2023.

The Company did not have accounts receivable related to the AvenCell agreements as of June 30, 2023. As of December 31, 2022, the Company had $0.3 million in accounts receivable related to the AvenCell agreements. The Company had deferred revenue of $2.9 million and $19.9 million as of June 30, 2023 and December 31, 2022, respectively, related to the AvenCell LCA.

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

Revenue Recognition – Collaboration Revenue. The Company recognized $0.5 million and $0.9 million in revenue related to the SparingVision LCA for the three and six months ended June 30, 2023, respectively. The Company did not recognize collaboration revenue in the three or six months ended June 30, 2022 related to the SparingVision LCA. As of June 30, 2023 and December 31, 2022, the Company had $0.5 million and $0.1 million in accounts receivable, respectively, related to the SparingVision LCA. As of June 30, 2023 and December 31, 2022, the Company had deferred revenue of $14.3 million and $14.7 million, respectively, related to the SparingVision LCA, which is expected to be recognized over a six to nine year period from the signing of the agreement.

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

Revenue Recognition – Collaboration Revenue. The Company had recognized revenue from the Kyverna LCA in full as of March 31, 2023, including $0.4 million in revenue recorded in 2023. The Company recognized approximately $10,000 in revenue in the three and six months ended June 30, 2023 related to materials shipped to Kyverna. The Company recognized $2.0 million in collaboration revenue for the three and six months ended June 30, 2022 related to the Kyverna LCA. As of June 30, 2023, the Company had $10,000 in accounts receivable related to the shipments made to Kyverna. As of December 31, 2022, the Company did not have accounts receivable related to Kyverna. As of December 31, 2022, the Company had deferred revenue of $0.4 million related to the Kyverna LCA.

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

Revenue Recognition – Collaboration Revenue. The Company recognized $0.1 million in revenue for the six months ended June 30, 2023 related to materials shipped in accordance with the ONK LCA. There was no revenue recognized in the three months ended June 30, 2023 or in the three or six months ended June 30, 2022 related to the ONK LCA. The Company did not have any accounts receivable related to the ONK LCA at June 30, 2023. The Company had $0.1 million in accounts receivable related to the ONK LCA at December 31, 2022.

8. Equity-Method Investment and Other Investments

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

The Company recorded the initial investment in AvenCell of $62.9 million in “Equity method investments” on its condensed consolidated balance sheet. Due to the timing and availability of AvenCell’s financial information, the Company is recording its share of losses from AvenCell on a quarterly basis on a one-quarter lag. For example, during the second quarter of 2023, the Company recorded its share of the three months of AvenCell’s losses generated in the first quarter of 2023 in the Company’s operating results and other comprehensive loss. These adjustments resulted in a reduction of the Company’s investment by $3.7 million and $5.0 million for the three and six months ended June 30, 2023, respectively. The elimination of the intra-entity profit component of $2.8 million and $5.7 million (see Note 7) in the three and six months ended June 30, 2023, respectively, resulted in a further reduction in the balance of the investment in AvenCell, bringing the carrying value of the investment to $21.8 million as of June 30, 2023. The Company is not aware of any material events or transactions during the quarter ended June 30, 2023 that would warrant additional disclosure or recognition in the financial statements.

At June 30, 2023, the maximum exposure to loss is limited to the Company’s equity investment in the joint venture.

SparingVision SAS

In connection with the SparingVision LCA (see Note 7), the Company received 83,316 shares of SparingVision Series A2 Preferred Stock (“Series A2”). Attached to each share of Series A2, the Company received three warrants for the right to purchase additional Series A2 shares at designated prices that are subject to certain vesting conditions (collectively referred to as the “SparingVision investments”). The Company accounts for the SparingVision investments using the measurement alternative as SparingVision is a private company and there is no readily observable transaction price. The Company recorded the initial investment in SparingVision of $14.8 million in “Investments and other assets” on its condensed consolidated balance sheet. There was no change in the observable price or impairment of the SparingVision investment as of June 30, 2023.

Kyverna Therapeutics, Inc.

In connection with the Kyverna LCA (see Note 7), the Company received 3,739,515 shares of Kyverna Series B Preferred Stock (“Series B”) with a fair value of $7.0 million. The Company separately made an additional investment in Kyverna, purchasing 1,602,649 shares of Series B in exchange for $3.0 million in cash (collectively referred to as the “Kyverna investments”). The Company accounts for the Kyverna investments using the measurement alternative as Kyverna is a private company and there is no readily observable transaction price. The Company recorded the initial investment in Kyverna of $10.0 million in “Investments and other assets” on its condensed consolidated balance sheet. There was no change in the observable price or impairment of the Kyverna investment as of June 30, 2023.

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

In January 2023, the $25.0 million research milestone noted above was achieved and, in February 2023, the Company paid the Rewrite Holders $0.9 million in cash and issued 567,045 shares of Intellia common stock in order to fulfill its obligation under the Rewrite Merger Agreement. The cash obligation was recorded as research and development expense in the condensed consolidated statement of operations and other comprehensive loss in the first quarter of 2023. The Company had determined that the research milestone settled in the Company’s common stock would be classified as a contingent consideration liability under ASC 480 and, therefore, the Company recorded a liability for this milestone payment as of the Rewrite Merger Agreement Date at its fair value of $10.5 million. The contingent consideration liability was remeasured at fair value each financial reporting period, with the resulting impact reflected in the Company’s condensed consolidated statements of operations and other comprehensive loss, presented within other income (expense). The milestones to be settled in cash would be recorded when the contingency is resolved and the consideration is paid or becomes payable.

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

In June 2023, the Company executed an amendment to the 840 Winter Lease, which outlines the Company’s and the landlord’s responsibilities regarding the construction of the leased space. The Company will be responsible for the oversight of the construction of the tenant improvements, which will be primarily funded by a tenant improvement allowance of $250 per rentable square foot. The Company has elected an additional tenant improvement allowance of $50 per rentable square foot to be repaid over the term of the lease with interest, with an option to increase the allowance by an additional $100 per rentable square foot which would also be repaid over the term of the lease with interest. The Company will also be responsible for certain future construction costs to the extent that they exceed the tenant improvement allowance. The Company anticipates a phased move-in process during the second half of 2024. The Company did not record a right of use asset or liability related to the 840 Winter Lease under ASC 842, Leases (Topic 842) (“ASC 842”) during the three months ended June 30, 2023, as the Company had not taken control of the premises.

11. Equity-Based Compensation

Equity-based compensation expense is classified in the condensed consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands)
Research and development	$22,351	$14,079	$39,282	$24,353
General and administrative	14,049	8,989	24,373	17,206
Total	$36,400	$23,068	$63,655	$41,559

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

As of June 30, 2023, there were 3,877,853 shares available for future issuance under the 2015 Plan. The number of shares reserved for issuance under the 2015 Plan will be cumulatively increased on each January 1st by four percent of the number of shares of stock issued and outstanding on the immediately preceding December 31st or such lesser number of shares of stock as determined by the board of directors.

Restricted Stock Units

RSUs are measured at fair value based on the quoted price of the Company’s common stock.

The following table summarizes the Company’s RSU activity for the six months ended June 30, 2023:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested restricted stock units as of December 31, 2022	1,941,379	$70.70
Granted	2,701,197	42.45
Vested	(493,878)	70.91
Cancelled	(61,694)	55.91
Unvested restricted stock units as of June 30, 2023	4,087,004	$52.23

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

In March 2022, the Company granted 66,296 performance-based RSUs to certain non-executive employees that would vest upon obtaining certain scientific milestones. There were two separate tranches, each attached to a different set of milestones. The milestone related to the first tranche, made up of 21,878 RSUs, was achieved in the first quarter of 2023 and these RSUs vested. The remaining performance milestones were considered not probable of achievement as of June 30, 2023 and, therefore, no related stock-based compensation was recorded during the period then ending.

The weighted-average grant date fair value of RSUs granted during the three and six months ended June 30, 2023 was $38.70 and $42.45, respectively. The total fair value of RSUs vested (measured on the date of vesting) for the three and six months ended June 30, 2023 was $6.2 million and $18.3 million, respectively. The weighted-average grant date fair value of RSUs granted during the three and six months ended June 30, 2022 was $55.16 and $76.57, respectively. The total fair value of RSUs vested (measured on the date of vesting) for the three and six months ended June 30, 2022 was $1.5 million and $8.0 million, respectively.

As of June 30, 2023, there was $169.0 million of unrecognized equity-based compensation expense related to RSUs that are expected to vest. These costs are expected to be recognized over a weighted average remaining vesting period of 2.1 years.

Stock Options

The weighted average grant date fair value of options, estimated as of the grant date using the Black-Scholes option pricing model, was $29.80 and $28.92 per option for those options granted during the three and six months ended June 30, 2023, respectively, and $28.76 and $57.23 per option for those options granted during the three and six months ended June 30, 2022, respectively. The total intrinsic value (the amount by which the fair market value exceeded the exercise price) of stock options exercised during the three and six months ended June 30, 2023 was $0.8 million and $1.9 million, respectively, and during the three and six months ended June 30, 2022 was $10.5 million and $40.4 million, respectively. Weighted average assumptions used to apply this pricing model were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Risk-free interest rate	4.1%	3.4%	4.4%	1.9%
Expected life of options	5.6 years	5.6 years	6.0 years	5.9 years
Expected volatility of underlying stock	78.8%	77.9%	78.7%	76.2%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

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

Stock options granted under the 2015 Plan in 2023 generally vest as to one-third on the first anniversary of the original vesting date, with the balance vesting monthly over the remaining two years, unless they contain specific performance-based vesting provisions. The maximum term of stock options granted under the 2015 Plan is ten years.

The Company uses the market closing price of its common stock as reported on the Nasdaq Global Select Market to determine the fair value of the shares of common stock underlying stock options.

The following is a summary of stock option activity for the six months ended June 30, 2023:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding at December 31, 2022	5,471,675	$49.86
Granted	569,821	41.00
Exercised	(78,724)	15.51
Forfeited	(61,755)	95.52
Outstanding at June 30, 2023	5,901,017	$48.99	6.89	$68,634
Exercisable at June 30, 2023	3,848,672	$40.24	6.19	$59,876

As of June 30, 2023, there was $83.1 million of unrecognized compensation cost related to stock options that have not yet vested. These costs are expected to be recognized over a weighted average remaining vesting period of 1.85 years.

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

As of June 30, 2023, there were 1,149,953 shares available for future issuance under the 2016 Plan. The number of shares reserved for issuance under the 2016 Plan will be cumulatively increased on each January 1st by the lesser of a) one percent of the number of shares of common stock issued and outstanding on the immediately preceding December 31st, b) 500,000 shares of common stock, or c) such lesser number of shares of common stock as determined by the board of directors.

During the six months ended June 30, 2023 and 2022 the Company issued 69,631 and 24,316 shares of common stock under the 2016 Plan, respectively. The weighted-average purchase prices of shares issued under the 2016 Plan were $29.45 and $44.00 per share for the six-month periods ended June 30, 2023 and 2022, respectively.

The fair value of the awards issued to employees under the 2016 Plan was estimated at the beginning of the offering period using a Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Risk-free interest rate	4.70%	0.22%	4.70%	0.22%
Expected term (in years)	0.5 years	0.5 years	0.5 years	0.5 years
Expected volatility of underlying stock	69.2%	63.6%	69.2%	63.6%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

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

Basic and diluted loss per share was calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands)
Net loss	$(123,681)	$(100,678)	$(226,807)	$(247,550)
Weighted average shares outstanding, basic and diluted	88,185	75,823	87,979	75,282
Net loss per share, basic and diluted	$(1.40)	$(1.33)	$(2.58)	$(3.29)

The following common stock equivalents were excluded from the calculation of diluted loss per share because their inclusion would have been anti-dilutive:

	Three and Six Months Ended June 30,
	2023	2022
	(In thousands)
Unvested restricted stock units	4,087	1,635
Stock options	5,901	5,637
	9,988	7,272

13. Stockholders’ Equity

The following tables present changes in stockholders’ equity for the six-month periods ended June 30, 2023 and 2022 (in thousands, except share data):

			Additional	Accumulated Other		Total
	Common		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2022	87,103,007	$9	$2,420,223	$(7,461)	$(1,177,187)	$1,235,584
Issuance of common stock through at-the-market offerings, net of issuance costs of $62	35,349	-	1,466	-	-	1,466
Contingent consideration paid to Rewrite holders	567,045	-	24,126	-	-	24,126
Exercise of stock options	48,353	-	755	-	-	755
Vesting of restricted stock units	342,025	-	-	-	-	-
Equity-based compensation	-	-	27,255	-	-	27,255
Other comprehensive loss - unrealized gain on marketable securities	-	-	-	2,989	-	2,989
Other comprehensive loss - equity method investment	-	-	-	1,794	-	1,794
Net loss	-	-	-		(103,126)	(103,126)
Balance at March 31, 2023	88,095,779	9	2,473,825	(2,678)	(1,280,313)	1,190,843
Exercise of stock options	30,371	-	465	-	-	465
Vesting of restricted stock units	151,853	-	-	-	-	-
Issuance of shares under employee stock purchase plan	69,631	-	2,051	-	-	2,051
Equity-based compensation	-	-	36,400	-	-	36,400
Other comprehensive loss - unrealized loss on marketable securities	-	-	-	(1,482)	-	(1,482)
Other comprehensive loss - equity method investment	-	-	-	292	-	292
Net loss	-	-	-	-	(123,681)	(123,681)
Balance at June 30, 2023	88,347,634	$9	$2,512,741	$(3,868)	$(1,403,994)	$1,104,888

			Additional	Accumulated Other		Total
	Common		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2021	74,485,883	$7	$1,745,870	$(2,632)	$(703,001)	$1,040,244
Issuance of common stock through at-the-market offerings, net of issuance costs of $164	579,788	1	38,885	-	-	38,886
Exercise of stock options	503,830	-	8,435	-	-	8,435
Vesting of restricted stock units	54,666	-	-	-	-	-
Equity-based compensation	-	-	18,491	-	-	18,491
Other comprehensive loss - unrealized loss on marketable securities	-	-	-	(5,128)	-	(5,128)
Other comprehensive loss - equity method investment	-	-	-	(302)	-	(302)
Net loss	-	-	-	-	(146,872)	(146,872)
Balance at March 31, 2022	75,624,167	8	1,811,681	(8,062)	(849,873)	953,754
Exercise of stock options	315,747	-	4,827	-	-	4,827
Vesting of restricted stock units	36,515	-	-	-	-	-
Issuance of shares under employee stock purchase plan	24,316	-	1,068	-	-	1,068
Equity-based compensation	-	-	23,068	-	-	23,068
Other comprehensive loss - unrealized loss on marketable securities	-	-	-	(932)	-	(932)
Other comprehensive loss - equity method investment	-	-	-	(560)	-	(560)
Net loss	-	-	-	-	(100,678)	(100,678)
Balance at June 30, 2022	76,000,745	$8	$1,840,644	$(9,554)	$(950,551)	$880,547

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

During the year ended December 31, 2022, the Company issued 3,395,339 shares of its common stock, in a series of sales, at an average price of $57.43 per share, in accordance with the 2022 Sale Agreement for aggregate net proceeds of $189.0 million, after payment of cash commissions to Jefferies and approximately $0.1 million related to legal, accounting and other fees in connection with the sales. During the six months ended June 30, 2023, the Company issued 35,349 shares of its common stock, in a series of sales, at an average price of $44.58 per share, in accordance with the 2022 Sale Agreement for aggregate net proceeds of $1.5 million, after payment of cash commissions to Jefferies and approximately $0.1 million related to legal, accounting and other fees in connection with the sales. As of June 30, 2023, $203.4 million in shares of common stock remain eligible for sale under the 2022 Sale Agreement.

Approval of Additional Authorized Shares

In June 2023, the Company filed a Certificate of Amendment to the Company’s Second Amended and Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 120,000,000 to 240,000,000. The increase in the number of authorized shares was approved by the holders of a majority of the outstanding shares of the Company's common stock at its Annual Meeting of Stockholders held on June 14, 2023.

14. Related Party Transactions

In the ordinary course of business, the Company may purchase materials or supplies from entities that are associated with a party that meets the criteria of a related party of the Company. These transactions are reviewed quarterly and to date have not been material to the Company’s condensed consolidated financial statements.

The Company and AvenCell are parties to the AvenCell LCA and AvenCell Co/Co, as described in Note 7. The Company’s relationship with AvenCell is considered to be as a related party due to the Company’s 33.33% investment in AvenCell being accounted for under the equity method. The Company recognized $5.7 million and $11.3 million in revenue related to the AvenCell LCA for the three and six months ended June 30, 2023, respectively, after eliminating $2.8 million and $5.7 million during those respective periods in intra-entity profits, which will be deferred and recognized if and when AvenCell commercializes a product with the Company’s license or abandons the related project. Until such time, this revenue is indefinitely deferred and excluded from the results of operations of the Company. The Company recognized $0.1 million in revenue and $0.6 million in contra-revenue in the three and six months ended June 30, 2023, respectively, related to the AvenCell Co/Co agreement. The Company recognized $0.1 million in revenue in the three months ended June 30, 2022 and $0.1 million in contra-revenue in the six months ended June 30, 2022 related to the AvenCell Co/Co agreement. As of June 30, 2023 the Company had deferred revenue of $2.9 million, all of which is included in current deferred revenue, related to the AvenCell LCA.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Information

This Quarterly Report on Form 10-Q contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may be identified by such forward-looking terminology as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. Our forward-looking statements are based on a series of expectations, assumptions, estimates and projections about our company, are not guarantees of future results or performance and involve substantial risks and uncertainty. We may not actually achieve the plans, intentions or expectations disclosed in these forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in these forward-looking statements. Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including the risks and uncertainties inherent in our statements regarding:

•
our ability to execute our clinical study strategy for NTLA-2001, our program for the treatment of transthyretin (“ATTR”) amyloidosis, including the ability to successfully complete our Phase 1 study, determine a recommended dose in our ongoing Phase 1 study that can be advanced into later-stage studies and submit an investigational new drug (“IND”) application to the U.S. Food and Drug Administration (“FDA”) in September 2023, or the success of such program;
•
our ability to execute our clinical study strategy for NTLA-2002, our program for the treatment of hereditary angioedema (“HAE”), including the ability to successfully complete our Phase 1/2 study, determine a recommended dose that can be advanced into later-stage studies and initiate our Phase 3 study, or the success of such program;
•
the anticipated timing of our clinical trial application (“CTA”) filing for NTLA-3001, our program for the treatment of alpha-1 antitrypsin deficiency (“AATD”)-associated lung disease, or the success of such program;
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

•
Be the best place to make therapies; and
•
Focus on long-term sustainability.

Our strategy is to advance our full-spectrum genome editing company, focused on developing and commercializing curative CRISPR/Cas9-based therapeutics, by leveraging our modular platforms. All of our revenue to date has been collaboration revenue. Since our inception and through June 30, 2023, we have raised an aggregate of approximately $2,404.8 million to fund our operations through our initial public offering (“IPO”) and concurrent private placements, follow-on public offerings, at-the-market offerings, and the sale of convertible preferred stock, as well as through our collaboration agreements.

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

In the ATTR-CM arm, we plan to submit an investigational new drug (“IND”) application to the U.S. Food and Drug Administration (“FDA”) in September 2023. Subject to regulatory feedback, we plan to initiate a global pivotal study for NTLA-2001 for ATTR-CM by the end of 2023. We plan to present additional data from the ATTR-CM arm of the Phase 1 study by the end of 2023, including longer-term safety and durability data, as well as emerging clinical endpoints.

In the ATTRv-PN arm, in the first quarter of 2023, the planned enrollment of the dose-expansion portion of the ATTRv-PN arm in the Phase 1 study was completed to inform a pivotal study. We are actively preparing for a global pivotal Phase 3 study, which includes discussions with regulatory authorities, and we plan to present additional data from the ATTRv-PN arm of the Phase 1 study by the end of 2023.

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

In January 2023, we were awarded the Innovation Passport for NTLA-2002 by the U.K. Medicines and Healthcare products Regulatory Agency (“MHRA”). In March 2023, we announced that the FDA cleared our NTLA-2002 IND application and granted Regenerative Medicine Advanced Therapy (“RMAT”) designation to NTLA-2002 for the treatment of HAE. In May 2023, we announced that the first patient had been dosed in the global Phase 2 portion of our Phase 1/2 clinical trial of NTLA-2002. In June 2023, we announced additional positive interim results from the Phase 1 portion of the ongoing Phase 1/2 study of NTLA-2002 at the European Academy of Allergy and Clinical Immunology Hybrid Congress. Across all ten patients, a 95% mean reduction in monthly attack rate was observed after a single dose of NTLA-2002 through the latest follow-up. The median duration of follow-up was 9.0 months (range of 5.6 - 14.1 months). At all three dose levels evaluated, NTLA-2002 has been well tolerated, and the majority of adverse events were mild in severity.

In July 2023, we announced that due to the substantial interest from physicians and patients to participate in the NTLA-2002 clinical program, all patients have been identified for the global Phase 2 portion of the study with enrollment expected to be completed in the second half of 2023. Based on the strong momentum of the program, we plan to complete enrollment at ex-U.S. sites in the ongoing Phase 2 study. Further, following the March 2023 IND clearance, the FDA requested supplemental preclinical data related to the inclusion of female patients of child-bearing potential. We expect to submit these data in advance of the planned Phase 3 trial, which will complement the clinical data collected from female patients of child-bearing potential dosed in the ongoing Phase 1/2 study. We plan to initiate the global pivotal Phase 3 study, including U.S. patients, as early as the third quarter of 2024, subject to regulatory feedback.

Alpha-1 Antitrypsin Deficiency (“AATD”) Program

NTLA-3001 for associated lung disease:

NTLA-3001 is our wholly owned, first-in-class CRISPR-mediated in vivo targeted gene insertion development candidate for the treatment of AATD-associated lung disease. It is designed to precisely insert a healthy copy of the SERPINA1 gene, which encodes the alpha-1 antitrypsin (“A1AT”) protein, with the potential to restore permanent expression of functional A1AT protein to therapeutic levels after a single dose. Our approach seeks to improve patient outcomes, including eliminating the need for weekly intravenous infusions of A1AT augmentation therapy or lung transplant in severe cases. We are conducting IND-enabling activities for NTLA-3001 and we plan to submit a Clinical Trial Application (“CTA”) by the end of 2023.

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

Comparison of Three Months Ended June 30, 2023 and 2022

The following table summarizes our results of operations for the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Period-to-
	2023	2022	Period Change
	(In thousands)
Collaboration revenue	$13,594	$14,030	$(436)
Operating expenses:
Research and development	115,276	90,199	25,077
General and administrative	30,652	22,132	8,520
Total operating expenses	145,928	112,331	33,597
Operating loss	(132,334)	(98,301)	(34,033)
Other income (expense), net:
Interest income	12,653	703	11,950
Loss from equity method investment	(4,000)	(3,252)	(748)
Change in fair value of contingent consideration	-	172	(172)
Total other income (expense), net	8,653	(2,377)	11,030
Net loss	$(123,681)	$(100,678)	$(23,003)

Collaboration Revenue

Collaboration revenue decreased by $0.4 million to $13.6 million during the three months ended June 30, 2023, as compared to $14.0 million during the three months ended June 30, 2022. The decrease in collaboration revenue during the three months ended June 30, 2023 is primarily due to the Kyverna license and collaboration agreement, as this revenue was recognized in full as of the first quarter of 2023, offset in part by revenue from our license and collaboration agreements with Regeneron and SparingVision. See Note 7, “Collaborations and Other Arrangements” of our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for further details.

Research and Development

Research and development expenses increased by $25.1 million to $115.3 million during the three months ended June 30, 2023, as compared to $90.2 million during the three months ended June 30, 2022.

The following table summarizes our research and development expenses for the three months ended June 30, 2023 and 2022, together with the changes in those items in dollars and the respective percentages of change:

	Three Months Ended June 30,		Period-to-	Percent
	2023	2022	Period Change	Change
	(In thousands)
External development expenses by program:
NTLA-2001	$13,389	$9,017	$4,372	48%
NTLA-2002	7,456	3,357	4,099	122%
NTLA-3001	4,224	4,103	121	3%
NTLA-5001	-	4,757	(4,757)	-100%
Unallocated research and development expenses:
Employee-related expenses	36,051	28,824	7,227	25%
Research materials and contracted services	18,110	17,019	1,091	6%
Facility-related expenses	12,372	8,174	4,198	51%
Stock-based compensation	22,351	14,079	8,272	59%
Other	1,323	869	454	52%
Total research and development expenses	$115,276	$90,199	$25,077	28%

The increase in research and development expenses for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 was primarily attributable to:

•
a $4.4 million increase in external costs related to the development of NTLA-2001, primarily due to an increase in spend on contracted services and drug components;
•
a $4.1 million increase in external costs related to the development of NTLA-2002, primarily due to an increase in spend on contracted services, drug components and consulting costs;
•
a $4.8 million decrease in external costs related to NTLA-5001, as we continue to wind down the program as part of the pivot to an allogeneic pipeline;
•
a $7.2 million increase in employee-related expenses primarily driven by the increase in personnel growth to support our lead programs;
•
a $1.1 million increase in research materials and contracted services;
•
a $4.2 million increase in facility-related expenses primarily related to rent, depreciation and technology expense allocated to research and development; and
•
an $8.3 million increase in stock-based compensation driven by our larger workforce.

General and Administrative

General and administrative expenses increased by approximately $8.5 million to $30.7 million during the three months ended June 30, 2023, compared to $22.1 million during the three months ended June 30, 2022. This increase was primarily related to employee-related expenses, including an increase in stock-based compensation of $5.1 million, driven by our larger workforce.

Other Income (Expense), Net

The increase in other income (expense) of $11.0 million is primarily related to a $12.0 million increase in interest income.

Comparison of Six Months Ended June 30, 2023 and 2022

The following table summarizes our results of operations for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,		Period-to-
	2023	2022	Period Change
	(In thousands)
Collaboration revenue	$26,200	$25,282	$918
Operating expenses:
Research and development	212,392	223,294	(10,902)
General and administrative	58,100	44,535	13,565
Total operating expenses	270,492	267,829	2,663
Operating loss	(244,292)	(242,547)	(1,745)
Other income (expense), net:
Interest income	24,633	1,243	23,390
Loss from equity method investment	(7,048)	(5,997)	(1,051)
Change in fair value of contingent consideration	(100)	(249)	149
Total other income (expense), net	17,485	(5,003)	22,488
Net loss	$(226,807)	$(247,550)	$20,743

Collaboration Revenue

Collaboration revenue increased by $0.9 million to $26.2 million during the six months ended June 30, 2023, as compared to $25.3 million during the six months ended June 30, 2022. The increase in collaboration revenue during the six months ended June 30, 2023 is primarily due to our license and collaboration agreement with SparingVision. Refer to Note 7 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for further details.

Research and Development

Research and development expenses decreased by $10.9 million to $212.4 million during the six months ended June 30, 2023, as compared to $223.3 million during the six months ended June 30, 2022.

The following table summarizes our research and development expenses for the six months ended June 30, 2023 and 2022, together with the changes in those items in dollars and the respective percentages of change:

	Six Months Ended June 30,		Period-to-	Percent
	2023	2022	Period Change	Change
	(In thousands)
External development expenses by program:
NTLA-2001	$23,119	$17,589	$5,530	31%
NTLA-2002	11,610	5,057	6,553	130%
NTLA-3001	8,161	5,677	2,484	44%
NTLA-5001	-	9,879	(9,879)	-100%
Unallocated research and development expenses:
Employee-related expenses	71,120	53,536	17,584	33%
Research materials and contracted services	29,919	33,074	(3,155)	-10%
In-process research and development	-	55,990	(55,990)	-100%
Rewrite research milestone	874	-	874	-
Facility-related expenses	25,723	16,699	9,024	54%
Stock-based compensation	39,282	24,353	14,929	61%
Other	2,584	1,440	1,144	79%
Total research and development expenses	$212,392	$223,294	$(10,902)	-5%

The decrease in research and development expenses for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 was primarily attributable to:

•
a $5.5 million increase in external costs related to the development of NTLA-2001, our lead product candidate, primarily due to an increase in spend on drug components and contracted services;
•
a $6.6 million increase in external costs related to the development of NTLA-2002, primarily due to an increase in spend on drug components, contracted services and consulting services;
•
a $2.5 million increase in external costs related to NTLA-3001, primarily related to an increase in spend on drug components, offset in part by a decrease in spend on contracted services;
•
a $9.9 million decrease in external costs related to the development of NTLA-5001, as we continue to wind down the program as part of the pivot to an allogeneic pipeline;
•
a $17.6 million increase in employee-related expenses, primarily driven by the increase in personnel growth to support our lead programs;
•
a $3.2 million decrease in research materials and contracted services primarily driven by a decrease in drug component expenses and contracted services related to early stage programs;
•
a $56.0 million decrease in expense related to the acquisition of Rewrite Therapeutics, Inc. in the first half of 2022;
•
a $9.0 million increase in facility-related expenses primarily related to rent, depreciation and technology expense allocated to research and development; and
•
a $14.9 million increase in stock-based compensation driven by our larger workforce.

General and Administrative

General and administrative expenses increased by $13.6 million to $58.1 million during the six months ended June 30, 2023, compared to $44.5 million during the six months ended June 30, 2022. This increase was primarily related to an increase in employee-related expenses, including stock-based compensation of $7.2 million.

Other Income (Expense), Net

The increase in other income (expense) of $22.5 million is primarily related to a $23.4 million increase in interest income.

Liquidity and Capital Resources

Since our inception through June 30, 2023, we have raised an aggregate of approximately $2,404.8 million to fund our operations through our collaboration agreements, our initial public offering and concurrent private placements, follow-on public offerings, at-the-market offerings and the sale of convertible preferred stock.

As of June 30, 2023, we had $1,072.1 million in cash, cash equivalents and marketable securities.

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

During the year ended December 31, 2022, we issued 3,395,339 shares of our common stock, in a series of sales, at an average price of $57.43 per share, in accordance with the 2022 Sale Agreement for aggregate net proceeds of $189.0 million, after payment of cash commissions to Jefferies and approximately $0.1 million related to legal, accounting and other fees in connection with the sales. During the six months ended June 30, 2023, we issued 35,349 shares of our common stock, in a series of sales, at an average price of $44.58 per share, in accordance with the 2022 Sale Agreement for aggregate net proceeds of $1.5 million, after payment of cash commissions to Jefferies and approximately $0.1 million related to legal, accounting and other fees in connection with the sales. As of June 30, 2023, $203.4 million in shares of common stock remain eligible for sale under the 2022 Sale Agreement.

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

Outlook

Based on our research and development plans and our expectations related to the progress of our programs, we expect that our cash, cash equivalents and marketable securities as of June 30, 2023, as well as research and cost reimbursement funding from our collaboration agreements, will enable us to fund our ongoing operating expenses and capital expenditure requirements beyond the next 24 months, excluding any potential milestone payments or extension fees that could be earned and distributed under our collaboration agreements or any strategic use of capital not currently in the base case planning assumptions. We have based this estimate on current assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect.

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

Cash Flows

The following is a summary of cash flows for the three months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
	2023	2022
	(In millions)
Net cash used in operating activities	$(199.7)	$(164.9)
Net cash (used in) provided by investing activities	(156.8)	142.8
Net cash provided by financing activities	4.7	53.2

Net cash used in operating activities

Net cash used in operating activities of $199.7 million during the six months ended June 30, 2023 primarily reflects the increased spend in our research and development activities, offset in part by the receipt of $8.0 million in payments from our collaboration partners during that period. Net cash used in operating activities of $164.9 million during the six months ended June 30, 2022 primarily reflects the increased spend in our research and development activities, offset in part by the receipt of $3.8 million in payments from our collaboration partners during that period.

Net cash (used in) provided by investing activities

During the six months ended June 30, 2023, our investing activities used cash of $156.8 million. The decrease in the six months ended June 30, 2023 is primarily due to $625.3 million in marketable securities purchased, offset in part by $476.7 million of marketable securities maturing, and $8.1 million in cash for the purchase of property and equipment. Cash provided by investing activities in the six months ended June 30, 2022 is primarily due to $224.6 million in marketable securities maturing, offset in part by $44.8 million in net cash for the acquisition of Rewrite, $31.5 million of marketable securities purchased and $5.4 million in cash for the purchase of property and equipment.

Net cash provided by financing activities

Net cash provided by financing activities of $4.7 million during the six months ended June 30, 2023 includes $2.1 million in cash received from the issuance of shares through our employee stock purchase plan, $1.5 million in net proceeds from at-the-market offerings and $1.2 million in cash received from the exercise of stock options. Net cash provided by financing activities of $53.2 million during the six months ended June 30, 2022 includes $38.9 million in net proceeds from at-the-market offerings, $13.3 million in cash received from the exercise of stock options and $1.1 million in cash received from the issuance of shares through our employee stock purchase plan.

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

Contractual Obligations

There were no material changes to our contractual obligations during the three months ended June 30, 2023. For a complete discussion of our contractual obligations, please refer to our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report for the year ended December 31, 2022.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of June 30, 2023, we had cash equivalents, restricted cash equivalents and marketable securities of $1,051.2 million consisting of interest-bearing money market accounts, corporate and financial institution debt securities, U.S. Treasury and other government securities and asset-backed securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are primarily in marketable securities. Due to the short-term duration of our investment portfolios and the low risk profile of our investments, we do not believe an immediate change of 100 basis points, or one percentage point, would have a material effect on the fair market value of our investment portfolio. Declines in interest rates, however, would reduce future investment income.

We do not have any foreign currency or derivative financial instruments. Inflation generally affects us by increasing our cost of labor and program costs. We do not believe that inflation had a material effect on our results of operations during the six months ended June 30, 2023.

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

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2023.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The risk factors denoted with a “*”, if any, are newly added or have been materially updated from our Annual Report on Form 10-K for the year ended December 31, 2022.

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

*Clinical development involves a lengthy and expensive process, with an uncertain outcome. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of any product candidates.

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
•
regulatory agencies may require us to amend our INDs or equivalent regulatory filings, modify the design of our clinical trials or perform more extensive or lengthier preclinical or clinical testing compared to existing therapeutic modalities, any of which may delay the initiation or progression of any of our clinical trials;
•
animal models may not exist, or available animal models may be inadequate, for some of the human diseases we choose to pursue in our programs, or the preclinical studies we perform as part of our programs, and, as a result, we cannot predict the time and cost of product candidate development;
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

•
our product candidates may have undesirable side effects or other unexpected characteristics, such as effects or characteristics resulting from their biodistribution or mechanism of action, causing us or our investigators, regulators, IRBs or ethics committees to suspend or terminate the trials, or reports may arise from preclinical or clinical testing of other gene therapies or genome editing-based therapies that raise safety or efficacy concerns about our product candidates;
•
the FDA or other regulatory authorities may require us to submit additional data, such as long-term toxicology studies, or impose other requirements, including submitting preclinical data earlier in clinical development compared to existing therapeutic modalities or requiring amendments to our regulatory filings, before permitting us to initiate or rely on a clinical trial;
•
we may face challenges in establishing sales and marketing capabilities in anticipation of, and after obtaining, any regulatory approval to gain market authorization;
•
the FDA or other regulatory authorities may revise the requirements for authorizing our clinical trials or approving our product candidates, or their interpretation of the authorization or approval requirements may not be what we anticipate or require us to adopt risk evaluation and mitigation strategies (“REMS”) as a condition of approval; and
•
we may not ultimately obtain regulatory approval for a BLA, or corresponding applications outside the U.S., such as a Marketing Authorization Application from the U.K. and other similar regulatory authorities, such as the EMA, which may have very limited or no experience with the clinical development of CRISPR/Cas9-based therapeutics.

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
•
improper modulation of a gene sequence, including unintended editing events, insertion of a sequence into certain locations in a patient’s chromosome or other effects related to the biodistribution of our product candidates, could lead to cancer, other aberrantly functioning cells or other diseases, including death;
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

In addition, if any product candidates encounter safety or efficacy problems, development delays, regulatory issues or other problems, our development plans and business could be significantly harmed. For the reasons described above, among others, regulatory bodies, particularly the FDA, have requested, and may request in the future, additional preclinical studies for genome editing products, such as additional studies related to toxicology, biodistribution or reproductive health, and/or preclinical studies earlier in clinical development compared to other therapeutic modalities. Although the FDA cleared the INDs that we have submitted, it is possible that the FDA may impose requirements that result in a delay of any of our programs or their regulatory approval. For example, following the March 2023 IND clearance for NTLA-2002, the FDA requested supplemental preclinical data related to the inclusion of female patients of child-bearing potential. We expect to submit these data in advance of the planned Phase 3 trial, which will complement the clinical data collected from female patients of child-bearing potential dosed in the ongoing Phase 1/2 study. We cannot guarantee the timing or outcome of these preclinical studies or whether the FDA may require that additional preclinical studies be conducted before commencement of our Phase 3 trial for NTLA-2002. If we are unable to complete the required studies satisfactorily, the FDA or other regulatory bodies could require that we exclude certain patient populations from clinical studies, place our clinical studies on hold, or require us to cease further clinical studies or deny approval of such product candidates. Further, competitors that are developing in vivo or ex vivo products with similar technology may experience problems with their product candidates or programs that could in turn cause us to identify problems with our product candidates and programs, or cause the FDA or other regulatory bodies to impose additional requirements, that could cause us to delay or pause development of our product candidates. Any of these occurrences may harm our ability to identify and develop product candidates, and may harm our business, financial condition, results of operations and prospects significantly.

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

Risks Related to Manufacturing and Supply

*In vivo genome editing products and ex vivo engineered cell therapies based on CRISPR/Cas9 genome editing technology are novel and may be complex and difficult to manufacture. We could experience manufacturing problems that result in delays in the development, approval or commercialization of our product candidates or otherwise harm our business.

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
•
have regulatory authorities modify or withdraw their legal requirements or written guidance, if any, regarding the applicable regulatory approval pathway or any approval of the product in question, or impose restrictions on its distribution in the form of a modified REMS or similar strategy;

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

*We may be subject, directly or indirectly, to federal and state healthcare fraud and abuse laws, false claims laws, physician payment transparency laws, health information privacy and security laws and anti-corruption laws. If we are unable to comply, or have not fully complied, with such laws or their relevant foreign counterparts, we could face substantial penalties.

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
•
broad consumer privacy laws recently went into effect in Virginia on January 1, 2023 and in Colorado and Connecticut on July 1, 2023, and stringent new privacy laws will become effective in Utah on December 31, 2023, in Florida, Montana and Texas in 2024, in Tennessee and Iowa in 2025, and in Indiana in 2026. In addition, numerous other states are considering new privacy laws. Furthermore, other U.S. states, such as New York, Massachusetts and Utah have enacted stringent data security laws;
•
around the world, many countries have enacted laws that regulate data protection. In the EU and European Economic Area (“EEA”) the collection and use of personal data is regulated by the General Data Protection Regulation (“EU GDPR”) and the member states’ related data protection and privacy laws, and in the U.K. by its Data Protection Act 2018 and, as of January 1, 2021, the U.K. General Data Protection Regulation (“U.K. GDPR”) (such laws collectively being described as “European Data Protection Law”). Because the European Data Protection Law applies not only to businesses that are established within the EU but also to any business that offers goods or services to individuals in the EEA or U.K., it could apply to us. European Data Protection Law imposes strict requirements, including special protections for “sensitive” personal data which includes health and genetic information of individuals in the EEA or the U.K.; expanded disclosures about the personal data use; information retention limitations; mandatory data breach notification requirements; and additional oversight obligations relating to third parties retained to process the personal data. European Data Protection Law grants or enhances the rights of individuals with respect to their personal data, including the rights to object to the processing of the data and request deletion of the same. In addition, European Data Protection Laws include strict requirements on the transfer of personal data out of the EEA or the U.K. to jurisdictions that have not been deemed to offer “adequate” privacy protections (“third countries”), such as the U.S., including to put in place a valid European Data Protection Law transfer mechanism (for example, the European Commission approved Standard Contractual Clauses (“SCCs”) and the U.K. International Data Transfer Agreement/Addendum (“U.K. IDTA”)) has been put in place. Our compliance with international data transfer obligations under European Data Protection Law, where applicable, may require significant effort and cost, and may limit our ability to transfer such personal data to other jurisdictions or to work with certain service providers that process personal data. Further, although the European Commission has acknowledged that the U.K. currently has adequate protections for international data transfers, there may be post-Brexit developments in the future that result in additional costs and operational challenges in complying with the U.K. GDPR and any other developments regulating the transfer of personal data between the U.K. and EU. Failure to comply with the requirements of the European Data Protection Law may result in warning letters, mandatory audits, orders to cease/change the use of data, and financial penalties, including fines of up to 4% of global revenues, or 20,000,000 Euro (£17.5 million in the U.K.), whichever is greater. Moreover, data subjects can seek damages for violations, and non-profit organizations can bring claims on behalf of data subjects.

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

*Healthcare cost control initiatives, including healthcare legislative and regulatory reform measures, may have a material adverse effect on our business and results of operations.

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

In addition, the Inflation Reduction Act of 2022 (“IRA”) includes several provisions that may impact our business to varying degrees, e.g., provisions that effectively eliminate the coverage gap under Medicare Part D, impose new manufacturer financial liability on certain drugs under Medicare Part D, and allow the U.S. government to negotiate Medicare Part B and Part D price caps for certain high-cost drugs and biologics without generic or biosimilar competition. Further, President Biden has issued multiple executive orders that have sought to reduce prescription drug costs, and both the Biden administration and Congress have indicated that they will continue to seek new legislative measures to control drug costs. The implementation of the IRA is currently subject to ongoing litigation challenging the constitutionality of the IRA’s Medicare drug price negotiation program. The effects of the IRA and these other recent developments on our business and the healthcare industry in general is not yet known.

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

Risks Related to Data and Privacy

*Our internal computer systems, or those of our collaborators or other contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of our operations and development efforts.

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

*Social media platforms and artificial intelligence-based platforms present new risks and challenges to our business.

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

*We have incurred net losses in each period since our inception, anticipate that we will continue to incur net losses in the future and may never achieve profitability.

We are not profitable and have incurred losses in each period since our inception. Our net loss was $226.8 million for the six months ended June 30, 2023. As of June 30, 2023, we had an accumulated deficit of $1,404.0 million. We expect these losses to increase as we continue to incur significant research and development and other expenses related to our ongoing operations, seek regulatory approvals for our future product candidates, scale-up manufacturing capabilities, maintain, expand and protect our intellectual property portfolio and hire additional personnel to support the development of our product candidates and to enhance our operational, financial and information management systems. We expect to finance our operations through a combination of collaboration revenue, equity or debt financings or other sources, which may include collaborations with third parties.

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

We will require additional capital for the further development and commercialization of any product candidates and may need to raise additional funds sooner if we choose to expand more rapidly than we presently anticipate or due to other unanticipated factors. Disruptions in the financial markets in general have made equity and debt financing more difficult to obtain, and may have a material adverse effect on our ability to meet our fundraising needs.

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

*Raising additional capital may cause dilution to our stockholders and restrict our operations.

We will need additional capital in the future to continue our planned operations. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our existing stockholders may be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. In addition, the valuation of public companies may require selling equity at lower prices to ensure appropriate capitalization. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

*Unfavorable national or global economic conditions or political developments could adversely affect our business, financial condition or results of operations.

Our results of operations could be adversely affected by general conditions in the national or global economy and financial markets. For example, governmental statements, actions or policies, political unrest and global financial crises can cause extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn, political unrest or additional global financial crises or other future public health concerns, could result in a variety of risks to our business, including weakened demand for our products, if approved, or our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate, further political developments and financial market conditions could adversely impact our business.

*Inadequate funding for, or change of priorities or disruptions at, the FDA and other government agencies in or outside the U.S. could hinder their ability to hire, retain, or deploy key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

The ability of the FDA and other similar regulatory agencies to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and authorization to accept the payment of user fees, reallocation of resources to address unique or new healthcare issues (or other future public health concerns), and statutory, regulatory, and policy changes. For example, the FDA’s average review times at the agency have fluctuated in recent years as a result of these factors in the U.S. In addition, government funding of other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.

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

*Our existing and future collaborations will be important to our business. If we are unable to maintain any of these collaborations, or if these collaborations are not successful, our business could be adversely affected.

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
•
may not properly maintain or defend their or our relevant intellectual property rights or may use our proprietary information or sublicensed intellectual property rights in such a way as to invite litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential litigation and liability;
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

Risks Related to Our Reliance on Other Third Parties

*We currently rely, and expect to continue to rely in part on, third parties to manufacture our clinical product supplies, and we intend to rely on third parties for at least a portion of the manufacturing process of our product candidates, if approved. Our business could be harmed if the third parties fail to provide us with sufficient quantities of product inputs or fail to do so at acceptable quality levels or prices or fail to meet legal and regulatory requirements.

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

*We currently rely, and expect to continue to rely on, third parties to conduct our preclinical studies and clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines or comply with legal and regulatory requirements, we may not be able to obtain regulatory approval of or commercialize any potential product candidates.

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

A resurgence of the COVID-19 pandemic (or other future public health concern) and measures taken in response by U.S. or other governments may have a significant impact on our CROs, clinical sites and other service and goods providers, which may affect our ability to initiate and complete preclinical studies and clinical trials.

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

*Our future success depends on our ability to retain key executives and to attract, retain and motivate qualified personnel.

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

*We have received regenerative medicine advanced therapy (“RMAT”) designation by the FDA for NTLA-2002 for the treatment of HAE, and may in the future seek such designation for some of our product candidates, but such designation may not actually lead to a faster development or regulatory review or approval process and we may be unable to obtain or maintain the benefits associated with such designation.

We have received the RMAT designation from the FDA for NTLA-2002 for the treatment of HAE. A product candidate is eligible for RMAT designation if: (1) it is a cell therapy, therapeutic tissue engineering product, human cell or tissue product, or a combination product using any such therapies or products; (2) it is intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition; and (3) there is preliminary clinical evidence that indicates that the product candidate has the potential to address unmet medical needs for such disease or condition. This program is intended to facilitate efficient development and expedite review of RMATs. A BLA for a product candidate with RMAT designation may be eligible for priority review or accelerated approval through (1) surrogate or intermediate endpoints reasonably likely to predict long-term clinical benefit or (2) reliance upon data obtained from a meaningful number of sites. Benefits of such designation also include early interactions with the FDA to discuss any potential surrogate or intermediate endpoint to be used to support accelerated approval. A product candidate that has RMAT designation and is subsequently granted accelerated approval and is subject to post-approval requirements may fulfill such requirements through the submission of clinical evidence, clinical studies, patient registries, or other sources of real-world evidence, such as electronic health records; the collection of larger confirmatory data sets; or post-approval monitoring of all patients treated with such therapy prior to its approval. RMAT designation is within the discretion of the FDA. Accordingly, even if we believe one of our product candidates meets the criteria for RMAT designation, the FDA may disagree and instead determine not to grant such designation. In any event, the receipt of RMAT designation for a product candidate may not result in a faster development process, review or approval compared to product candidates considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, even if one or more of our product candidates qualifies for RMAT designation, the FDA may later decide that the product candidate no longer meets the conditions for qualification.

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

*The exit of the United Kingdom from the EU may result in an increased regulatory burden of conducting business in Europe.

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

For instance, the new Clinical Trials Regulation which became effective in the EU on January 31, 2022, and provides for a streamlined clinical trial application and assessment procedure covering multiple EU Member States has not been implemented into U.K. law, and a separate application must be submitted for clinical trial authorization in the U.K. In addition, Great Britain is no longer covered by the centralized procedure for obtaining EEA-wide marketing authorizations from the EMA for medicinal products and a separate process for authorization of drug products is required in Great Britain. Until December 31, 2023, the U.K.’s MHRA may rely on a decision taken by the European Commission on the approval of a new marketing authorization in the centralized procedure, in order to more quickly grant a new Great Britain marketing authorization, however a separate application will still be required. From January 1, 2024, a new international recognition framework will be put in place in the U.K., which will have regard to decisions made by certain foreign regulators including the EMA. Any delay in obtaining, or an inability to obtain, any regulatory approvals, as a result of Brexit or otherwise, would delay or prevent us from commercializing our current or future product candidates in the U.K. and could restrict our ability to generate revenue from that market.

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

*Failure to comply with labor and employment laws and regulations could subject us to legal liability and costs, including fines or penalties, as well as reputational damage that could harm our business.

We are subject to numerous federal, state and local laws and regulations relating to the recruiting, hiring, compensation and treatment of employees and contractors. These laws and regulations cover financial compensation (including wage and hour standards), benefits (including insurance and 401K plans), discrimination, workplace safety and health, benefits, and workers’ compensation.

The Commonwealth of Massachusetts, where most of our employees are based, also has laws that expand on federal laws or create additional rights for employees or obligations for employers. For example, on July 1, 2018, the Massachusetts Equal Pay Act went into effect, which added protections employers must comply with regarding pay equity for “comparable work”. There is currently uncertainty regarding the exact scope of these new legal limits and such uncertainty may remain for the foreseeable future. We may face increased employment and legal costs to ensure we are complying with this law. In addition, on October 1, 2018, a new Massachusetts non-compete law went into effect, placing additional restrictions on employers seeking to enter into non-competition agreements with employees. Further, other jurisdictions in which our employees may work limit enforcement of non-competition agreements. For example, in California non-competition agreements with employees are generally unenforceable after termination of employment and Illinois contains strict laws affecting the enforcement of non-competition agreements. These non-compete laws may negatively impact our ability to prevent employees from working with direct or indirect competitors in the future and may affect our ability to retain key talent in a competitive market.

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

*The price of our common stock historically has been volatile, which may affect the price at which you could sell any shares of our common stock.

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

Risk Related to Ownership Generally

*Our principal stockholders and management own a significant percentage of our stock and, if they choose to act together, will be able to control or exercise significant influence over matters subject to stockholder approval.

As of March 31, 2023, our executive officers, directors, 5% or greater stockholders and their affiliates beneficially owned approximately 31.2% of our outstanding voting stock. These stockholders may have the ability to influence us through their ownership positions. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to control elections of directors or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

*We have broad discretion over the use of our cash, cash equivalents and marketable securities, and may not use them effectively, including that we may be exposed to liquidity issues and other systemic financial risks at the financial institutions holding our cash and cash equivalents.

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

A portion of our cash may be held by financial institutions that may have been, or could in the future become, exposed to liquidity issues, bank failures or other systemic financial risks. Our uninsured cash deposits with such financial institutions may be at risk in the event they experience liquidity problems or other financial losses. For example, in May 2023, the Federal Deposit Insurance Corporation (“FDIC”) took control of First Republic Bank and JP Morgan Chase & Co. has since acquired a substantial amount of assets and certain liabilities of First Republic. Although the U.S. Department of Treasury, FDIC and Federal Reserve Board have announced a program to provide up to $25 billion of loans to financial institutions secured by certain government securities held by financial institutions to mitigate the risk of potential losses on the sale of such instruments, there is no guarantee that such loans will fully mitigate the risk of potential losses or that the U.S. Department of Treasury, FDIC and Federal Reserve Board will provide access to uninsured funds in the future in the event of the closure of other banks or financial institutions, or that they would do so in a timely fashion. We assess our banking relationships as we believe necessary or appropriate, but uncertainty remains over liquidity concerns in the broader financial services industry, and our business, our business partners, or industry as a whole may be adversely impacted in ways that we cannot predict at this time, including our ability to access cash in amounts adequate to finance or capitalize our current and/or projected business operations could be significantly impaired by factors that affect the financial institutions with which we have banking relationships, and in turn, us. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements (including cash management arrangements), disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry. In addition, our vendors, such as our CMOs, CROs or business partners, may be susceptible to the foregoing liquidity or other financial risks and factors, which could, in turn, have a material adverse effect on our current and/or projected business operations and results of operations and financial condition.

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

Risks Related to Future Financial Condition

*Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our equity incentive plans, could result in additional dilution of the percentage ownership of stockholders and could cause our stock price to fall.

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

In March 2022, we entered into an Open Market Sale Agreement (the “2022 Sale Agreement”) with the Sales Agent, to provide for the offering, issuance and sale of up to an aggregate amount of $400.0 million of our common stock from time to time in “at-the-market” offerings. We will pay to the Sales Agent cash commissions of 3.0% of the gross proceeds of sales of common stock under the 2022 Sale Agreement. Through June 30, 2023, we issued 3,430,688 shares of our common stock at an average price of $57.30 per share in accordance with the 2022 Sale Agreement for aggregate net proceeds of $190.5 million, after payment of cash commissions to the Sales Agent and approximately $0.1 million related to legal, accounting and other fees in connection with the sales. In addition, sales of a substantial number of shares of our outstanding common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock. Persons who were our stockholders prior to our IPO continue to hold a substantial number of shares of our common stock that many of them are now able to sell in the public market. Significant portions of these shares are held by a relatively small number of stockholders. Sales by our stockholders of a substantial number of shares, or the expectation that such sales may occur, could significantly reduce the market price of our common stock.

Given the volatility in the capital markets, we may not be willing or able to continue to raise equity capital through our ATM program. We may, therefore, need to turn to other sources of funding that may have terms that are not favorable to us, or reduce our business operations given capital constraints. In addition, sales of a substantial number of shares of our outstanding common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock. We cannot predict the effect that future sales of common stock or other equity-related securities would have on the market price of our common stock. Investors who purchase shares in this offering at different times will likely pay different prices, and so may experience different outcomes in their investment results. We will have discretion, subject to market demand, to vary the timing, prices and numbers of shares sold, and there is no minimum or maximum sales price. Investors may experience a decline in the value of their shares as a result of share sales made at prices lower than the prices they paid.

Subject to certain limitations in the sales agreement and compliance with applicable law, we have the discretion to deliver a placement notice to the Sales Agent at any time throughout the term of the Sale Agreement. The number of shares that are sold by the Sales Agent after delivering a placement notice will fluctuate based on the market price of our common stock during the sales period and limits we set with the Sales Agent in any instruction to sell shares, and the demand for our common stock during the sales period. Because the price per share of each share sold will fluctuate based on the market price of our common stock during the sales period, it is not possible at this stage to predict the number of shares or the gross proceeds to be raised in connection with those sales, if any, that will be ultimately issued.

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

3.1

Second Amended and Restated Certificate of Incorporation of the Registrant dated May 11, 2016. (incorporated by reference to the Registrant's Current Report on Form 8-K (File No. 001-37766) filed with the Securities and Exchange Commission on May 17, 2016)

3.2

Amendment to the Second Amended and Restated Certificate of Incorporation of the Registrant dated June 14, 2023. (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K (File No. 001-37766), filed with the Securities and Exchange Commission on June 16, 2023)

3.3

Second Amended and Restated By-laws of the Registrant. (incorporated by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-37766), filed with the Securities and Exchange Commission on May 7, 2020)

10.1	Amendment to Lease Agreement by and between the Registrant and Are-Winter Street Property, LLC, dated as of June 20, 2023. (1)

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

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

Dated: August 3, 2023

INTELLIA THERAPEUTICS, INC.

By:	/s/ John M. Leonard
John M. Leonard, M.D.
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Glenn G. Goddard
Glenn G. Goddard
Executive Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)