Form 10-Q
period 2023-09-30
Intellia Therapeutics, Inc.
filed 2023-11-09
CIK 1652130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

The number of shares outstanding of the registrant’s common stock as of November 3, 2023: 89,554,891 shares.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

INTELLIA THERAPEUTICS, INC.

Condensed Consolidated Balance Sheets (unaudited)

(Amounts in thousands except share and per share data)

	September 30, 2023	December 31, 2022
ASSETS
Current Assets:
Cash and cash equivalents	$168,027	$523,506
Marketable securities	686,761	669,116
Accounts receivable ($0 and $0.3 million, respectively, from related party)	6,491	3,768
Prepaid expenses and other current assets	32,214	20,407
Total current assets	893,493	1,216,797
Marketable securities - noncurrent	137,752	69,338
Property and equipment, net	33,800	27,921
Operating lease right-of-use assets	118,775	133,076
Equity method investment	17,166	32,455
Investments and other assets	42,363	40,527
Total Assets	$1,243,349	$1,520,114
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$3,553	$5,154
Accrued expenses ($1.0 million and $1.6 million, respectively, from related party)	57,979	60,876
Current portion of operating lease liability	17,074	16,685
Current portion of deferred revenue ($0 and $19.9 million, respectively, from related party)	13,347	43,839
Total current liabilities	91,953	126,554
Deferred revenue, net of current portion	12,719	19,932
Long-term operating lease liability	101,263	114,018
Contingent consideration liability	-	24,026
Total liabilities	205,935	284,530
Commitments and contingencies (Note 6)
Stockholders’ Equity:
Common stock, $0.0001 par value; 240,000,000 and 120,000,000 shares authorized at September 30, 2023 and December 31, 2022, respectively; 89,097,821 and 87,103,007 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	9	9
Additional paid-in capital	2,567,195	2,420,223
Accumulated other comprehensive loss	(3,572)	(7,461)
Accumulated deficit	(1,526,218)	(1,177,187)
Total stockholders’ equity	1,037,414	1,235,584
Total Liabilities and Stockholders’ Equity	$1,243,349	$1,520,114

See notes to condensed consolidated financial statements.

INTELLIA THERAPEUTICS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited)

(Amounts in thousands except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Collaboration revenue (1)	$11,992	$13,266	$38,192	$38,548
Operating expenses:
Research and development	113,696	96,651	326,088	319,945
General and administrative	29,403	22,145	87,503	66,680
Total operating expenses	143,099	118,796	413,591	386,625
Operating loss	(131,107)	(105,530)	(375,399)	(348,077)
Other income (expense), net:
Interest income	12,740	1,945	37,373	3,188
Loss from equity method investment	(3,857)	(1,834)	(10,905)	(7,831)
Change in fair value of contingent consideration	-	(7,810)	(100)	(8,059)
Total other income (expense), net	8,883	(7,699)	26,368	(12,702)
Net loss	$(122,224)	$(113,229)	$(349,031)	$(360,779)
Net loss per share, basic and diluted	$(1.38)	$(1.49)	$(3.96)	$(4.78)
Weighted average shares outstanding, basic and diluted	88,645	76,047	88,204	75,543
Other comprehensive loss:
Unrealized gain (loss) on marketable securities	142	991	1,649	(5,069)
Other comprehensive gain (loss) from equity method investment	154	(805)	2,240	(1,667)
Comprehensive loss	$(121,928)	$(113,043)	$(345,142)	$(367,515)

(1) Including the following revenue from related party (see Notes 7 and 8):	$1,946	$4,414	$12,673	$15,612

See notes to condensed consolidated financial statements.

INTELLIA THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows (unaudited)

(Amounts in thousands)

	Nine Months Ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(349,031)	$(360,779)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,510	5,541
Loss (gain) on disposal of property and equipment	5	(162)
Equity-based compensation	99,007	66,774
(Accretion) amortization of investment discounts and premiums	(19,590)	5,252
Loss from equity method investment	10,905	7,831
Deferral of equity method investment intra-entity profit on sales	6,624	8,530
Change in fair value of contingent consideration	100	8,059
In-process research and development expense	-	55,990
Changes in operating assets and liabilities:
Accounts receivable	(2,723)	(1,992)
Prepaid expenses and other current assets	(11,806)	(228)
Operating lease right-of-use assets	14,148	8,516
Other assets	(836)	(982)
Accounts payable	(1,419)	(5,334)
Accrued expenses	(3,008)	12,852
Deferred revenue	(37,705)	(46,739)
Operating lease liabilities	(12,213)	(6,547)
Net cash used in operating activities	(301,032)	(243,418)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(12,465)	(9,646)
Purchases of marketable securities	(754,689)	(192,598)
Maturities of marketable securities	689,868	437,387
Proceeds from sale of property and equipment	-	150
Acquired in-process research and development, net of cash acquired of $287	-	(44,832)
Net cash (used in) provided by investing activities	(77,286)	190,461

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock through at-the-market offerings	16,184	62,140
Proceeds from options exercised	5,604	13,984
Issuance of shares through employee stock purchase plan	2,051	1,068
Net cash provided by financing activities	23,839	77,192
Net (decrease) increase in cash, cash equivalents and restricted cash equivalents	(354,479)	24,235
Cash, cash equivalents and restricted cash equivalents, beginning of period	535,463	125,486
Cash, cash equivalents and restricted cash equivalents, end of period	$180,984	$149,721

Reconciliation of cash, cash equivalents and restricted cash equivalents to condensed consolidated balance sheet:
Cash and cash equivalents	$168,027	$141,194
Restricted cash equivalents, included in investments and other assets	12,957	8,527
Total cash, cash equivalents and restricted cash equivalents	$180,984	$149,721

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Purchases of property and equipment unpaid at period end	$1,552	$2,180
Shares issued for Rewrite contingent consideration	24,126	-
Right-of-use asset acquired under operating lease	-	30,663
Contingent consideration liability assumed in asset acquisition	-	10,541
Proceeds from at-the-market offerings unpaid at period end	-	8,255
Non-cash trade-in of property and equipment	-	200

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

The unaudited condensed consolidated financial statements include the accounts of Intellia Therapeutics, Inc. and its wholly- owned subsidiary, Intellia Securities Corp. All intercompany balances and transactions have been eliminated in consolidation. Comprehensive loss is comprised of net loss, unrealized gain/loss on marketable securities and other comprehensive gain/loss from equity method investment.

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

The effects of material revisions in estimates, if any, would be reflected in the condensed consolidated financial statements prospectively from the date of the change in estimate.

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

Liquidity

Since its inception through September 30, 2023, the Company has raised an aggregate of $2,424.1 million to fund its operations through its initial public offering (“IPO”) and concurrent private placements, follow-on public offerings, at-the-market offerings and the sale of convertible preferred stock, as well as through its collaboration agreements. The Company expects that its cash, cash equivalents and marketable securities as of September 30, 2023 will enable the Company to fund its ongoing operating expenses and capital expenditure requirements for at least the twelve-month period following the issuance of these condensed consolidated financial statements.

2. Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies” to the consolidated financial statements included in the Annual Report for the year ended December 31, 2022. There have been no material changes to these policies during the nine months ended September 30, 2023.

3. Marketable Securities

The following table summarizes the Company’s available-for-sale marketable securities as of September 30, 2023 and December 31, 2022 at net book value:

	September 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Marketable securities:
U.S. Treasury and other government-backed securities	$330,875	$3	$(935)	$329,943
Financial institution debt securities	319,226	40	(688)	318,578
Corporate debt securities	115,344	4	(306)	115,042
Other asset-backed securities	61,188	-	(238)	60,950
Total	$826,633	$47	$(2,167)	$824,513

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Marketable securities:
U.S. Treasury and other government-backed securities	$244,562	$62	$(1,938)	$242,686
Financial institution debt securities	380,891	-	(1,030)	379,861
Corporate debt securities	102,059	-	(509)	101,550
Other asset-backed securities	14,703	-	(346)	14,357
Total	$742,215	$62	$(3,823)	$738,454

The amortized cost of available-for-sale securities is adjusted for amortization of premiums and accretion of discounts to maturity. At September 30, 2023 and December 31, 2022, the balance in the Company’s accumulated other comprehensive loss was composed of activity related to the Company’s available-for-sale marketable securities and equity method investment. There were no material realized gains or losses in the nine months ended September 30, 2023 or for the year ended December 31, 2022; therefore, the Company did not reclassify any amounts out of accumulated other comprehensive loss during this period. The Company generally does not intend to sell any investments prior to recovery of their amortized cost basis for any investment in an unrealized loss position. As such, the Company has classified these losses as temporary in nature.

The Company’s available-for-sale securities that are classified as short-term marketable securities in the condensed consolidated balance sheet mature within one year or less as of the balance sheet date. Available-for-sale securities that are classified as noncurrent in the condensed consolidated balance sheet are those that mature after one year but within five years from the balance sheet date and that the Company does not intend to dispose of within the next twelve months. At September 30, 2023 and December 31, 2022, the Company did not hold any investments that matured beyond five years of the balance sheet date.

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

As of September 30, 2023 and December 31, 2022, the Company’s financial assets recognized at fair value on a recurring basis consisted of the following:

	Fair Value as of September 30, 2023
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Cash equivalents and restricted cash equivalents	$139,880	$139,880	$-	$-
Marketable securities:
U.S. Treasury and other government-backed securities	329,943	77,781	252,162	-
Financial institution debt securities	318,578	-	318,578	-
Corporate debt securities	115,042	-	115,042	-
Other asset-backed securities	60,950	-	60,950	-
Total marketable securities	824,513	77,781	746,732	-
Total Assets	$964,393	$217,661	$746,732	$-

	Fair Value as of December 31, 2022
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Cash equivalents and restricted cash equivalents	$534,581	$534,581	$-	$-
Marketable securities:
U.S. Treasury and other government-backed securities	242,686	172,939	69,747	-
Financial institution debt securities	379,861	-	379,861	-
Corporate debt securities	101,550	-	101,550	-
Other asset-backed securities	14,357	-	14,357	-
Total marketable securities	738,454	172,939	565,515	-
Total Assets	$1,273,035	$707,520	$565,515	$-

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

The following table reconciles the change in fair value of the contingent consideration liability based on the level 3 inputs listed below (in thousands):

For the Nine Months Ended September 30, 2023
Balance at December 31, 2022	$24,026
Change in fair value	100
Payment of contingent consideration	(24,126)
Balance at September 30, 2023	$-

December 31, 2022
Discount rate	10.1%
Probability of achievement	100%
Projected year of achievement	2023

5. Accrued Expenses

Accrued expenses consisted of the following:

	September 30,	December 31,
	2023	2022
	(In thousands)
Accrued research and development	$24,241	$32,684
Employee compensation and benefits	21,006	21,778
Accrued legal and professional expenses	1,649	1,457
Accrued other	11,083	4,957
Total accrued expenses	$57,979	$60,876

6. Commitments and Contingencies

Litigation

There have been no material changes to any outstanding litigation, nor is the Company a party to any new litigation, since December 31, 2022. For further information please see the notes to the consolidated financial statements included in the Company’s Annual Report for the year ended December 31, 2022.

License Agreements

The Company is party to license agreements, which may include contingent payments. These payments will become payable if and when certain development, regulatory and commercial milestones are achieved. As of September 30, 2023, the satisfaction and timing of the contingent payments is uncertain and not reasonably estimable.

7. Collaborations and Other Arrangements

To accelerate the development and commercialization of CRISPR/Cas9-based products in multiple therapeutic areas, the Company has formed, and intends to seek other opportunities to form, strategic alliances with collaborators who can augment its leadership in CRISPR/Cas9 therapeutic development. As of September 30, 2023, the Company’s accounts receivable were related to its collaborations with Regeneron Pharmaceuticals, Inc. (“Regeneron”), SparingVision SAS (“SparingVision”), Kyverna Therapeutics, Inc. (“Kyverna”), AvenCell Therapeutics, Inc. (“AvenCell”) and ONK Therapeutics, Ltd. (“ONK”), and the Company’s contract liabilities were related to its collaborations with Regeneron and SparingVision. As of December 31, 2022, the Company’s accounts receivable were related to its collaborations with Regeneron, AvenCell, SparingVision and ONK, and the Company’s contract liabilities were related to its collaborations with Regeneron, AvenCell, SparingVision and Kyverna.

The following table presents changes in the Company’s accounts receivable and contract liabilities during the nine months ended September 30, 2023 and 2022 (in thousands):

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Nine Months Ended September 30, 2023
Accounts receivable	$3,768	$15,287	$(12,564)	$6,491
Contract liabilities - deferred revenue	$63,771	$-	$(37,705)	$26,066

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Nine Months Ended September 30, 2022
Accounts receivable	$2,031	$8,678	$(6,686)	$4,023
Contract liabilities - deferred revenue	$127,235	$-	$(46,739)	$80,496

During the nine months ended September 30, 2023 and 2022, the Company recognized the following revenues as a result of changes in the contract liability balance (in thousands):

	Nine Months Ended September 30,
Revenue recognized in the period from:	2023	2022
Amounts included in the contract liability at the beginning of the period	$31,081	$38,208

Costs to obtain and fulfill a contract

The Company has not incurred significant expenses to obtain collaboration agreements and costs to fulfill those contracts do not generate or enhance resources of the Company. As such, no costs to obtain or fulfill a contract have been capitalized in any period.

Regeneron Pharmaceuticals, Inc.

License and Collaboration Agreement

In April 2016, the Company entered into a license and collaboration agreement with Regeneron (as amended from time to time, the “2016 Regeneron Agreement”). The 2016 Regeneron Agreement has two principal components: i) a product development component under which the parties will research, develop and commercialize CRISPR/Cas-based therapeutic products primarily focused on genome editing in the liver, and ii) a technology collaboration component, pursuant to which the Company and Regeneron will engage in research-related activities aimed at discovering and developing novel technologies and improvements to CRISPR/Cas technology to enhance the Company’s genome editing platform. Under this agreement, the Company also may access the Regeneron Genetics Center and proprietary mouse models to be provided by Regeneron for a limited number of the Company’s liver programs. At the inception of the 2016 Regeneron Agreement, Regeneron selected the first of its 10 targets, transthyretin (“ATTR”) amyloidosis, which is subject to a co-development and co-promotion agreement between the Company and Regeneron (the “ATTR Co/Co”).

In May 2020, the Company entered into (i) amendment no. 1 (the “2020 Regeneron Amendment”) to the 2016 Regeneron Agreement, (ii) co-development and co-funding agreements for the treatment of hemophilia A and hemophilia B (the “Hemophilia Co/Co”) agreements and (iii) a stock purchase agreement. The collaboration expansion builds upon the jointly developed targeted transgene insertion capabilities designed to durably restore missing therapeutic protein, and to overcome the limitations of traditional gene therapy. The technology collaboration was extended until April 2024, at which point Regeneron would have an option to renew for an additional two years. The 2020 Regeneron Amendment also granted Regeneron exclusive rights to develop products for five additional in vivo CRISPR/Cas-based therapeutic liver targets and non-exclusive rights to independently develop and commercialize up to 10 ex vivo gene edited products made using certain defined cell types. In October 2023, Regeneron notified the Company that it was exercising its one-time option to extend the technology collaboration term for an additional two years, until April 2026, in exchange for a nonrefundable payment of $30 million due in April 2024.

In September 2023, Regeneron and Intellia further expanded the research collaboration (the “2023 Regeneron Amendment”) to develop additional in vivo CRISPR-based gene editing therapies focused on neurological and muscular diseases. The collaboration will leverage Intellia’s proprietary Nme2 CRISPR/Cas9 genome editing systems adapted for viral vector delivery and designed to precisely modify a target gene and Regeneron’s proprietary antibody-targeted adeno-associated virus vectors and delivery systems. Under the terms of the expanded research collaboration, the companies will initially research two in vivo non-liver targets. Intellia will lead the design of the editing methodology and Regeneron will lead the design of the targeted viral vector delivery approach and the parties will share research costs equally. Each party will have the opportunity to lead potential development and commercialization for one product candidate, and the party that is not leading development and commercialization will have the option to enter into a co-development and co-promotion agreement for the target.

Since December 31, 2022, there have been no material changes to the key terms of the 2016 Regeneron Agreement, ATTR Co/Co or Hemophilia Co/Co (the “Regeneron Agreements”), other than as described above.

Revenue Recognition – Collaboration Revenue. Through September 30, 2023, excluding amounts allocated to Regeneron’s purchase of the Company’s common stock, the Company recorded $145.0 million in upfront payments under the Regeneron Agreements and $46.1 million for research and development services, primarily under the ATTR Co/Co agreement. Through September 30, 2023, the Company has recognized $196.5 million of collaboration revenue under all arrangements, including $9.3 million and $23.5 million during the three and nine months ended September 30, 2023, respectively, and $6.5 million and $18.6 million during the three and nine months ended September 30, 2022, respectively, in the condensed consolidated statements of operations and comprehensive loss. This includes $5.5 million and $14.2 million during the three and nine months ended September 30, 2023 and $4.0 million and $8.7 million during the three and nine months ended September 30, 2022, respectively, primarily representing payments due from Regeneron pursuant to the ATTR Co/Co agreement. These revenues are offset in part by contra-revenue related to the Hemophilia Co/Co agreements amounting to approximately $1.8 million and $7.6 million during the three and nine months ended September 30, 2023 and $3.2 million and $6.9 million during the three and nine months ended September 30, 2022, respectively.

As of September 30, 2023, there was approximately $12.0 million of the aggregate transaction price remaining to be recognized, which the Company has been recognizing through April 2024 in accordance with the terms of the 2020 Regeneron Amendment.

As of September 30, 2023 and December 31, 2022, the Company had accounts receivable of $5.5 million and $3.2 million, respectively, and deferred revenue of $12.0 million and $28.8 million, respectively, related to Regeneron Agreements.

AvenCell Therapeutics, Inc.

In July 2021, the Company entered into two agreements with AvenCell, a privately held chimeric antigen receptor T (“CAR-T”) cell therapy company formed on that date in a joint venture between the Company, Cellex Cell Professionals GmbH (“Cellex”) and funds managed by Blackstone Life Sciences Advisors L.L.C. (“BXLS”): (i) a license and collaboration agreement (the “AvenCell LCA”), under which the Company will collaborate to develop allogeneic universal CAR-T cell therapies and which granted AvenCell a license to develop and commercialize genome edited universal CAR-T cell therapies (limited to its use with their switchable, universal CAR-T cell UniCAR and RevCAR platforms); and (ii) a co-development and co-funding agreement (the “AvenCell Co/Co”), under which the Company would co-develop and co-commercialize allogeneic universal CAR-T cell products for an immuno-oncology indication.

In November 2022, the Company decided to re-prioritize its ex vivo programs and terminated the AvenCell Co/Co, effectively turning over control of the program to AvenCell. The Company’s obligations under the terminated agreement were completed in the second quarter of 2023. The Company also has one option to enter into an additional co-development and co-funding agreement for a payment of $30.0 million to AvenCell. Since December 31, 2022, there have been no other material changes to the key terms of the AvenCell LCA and AvenCell Co/Co agreements.

Revenue Recognition – Collaboration Revenue. The Company recognized $1.9 million and $13.2 million in revenue related to the AvenCell LCA for the three and nine months ended September 30, 2023, respectively, after eliminating $1.0 million and $6.6 million during those respective periods in intra-entity profits, which will be deferred and recognized if and when AvenCell commercializes a product with the Company’s license or abandons the related project. Until such time, this revenue is indefinitely deferred and excluded from the results of operations of the Company. The Company recognized no revenue in the three months ended September 30, 2023 and $0.6 million in contra-revenue in the nine months ended September 30, 2023 related to the AvenCell Co/Co agreement. The Company recognized $1.3 million and $1.4 million in contra-revenue in the three and nine months ended September 30, 2022, respectively, related to the AvenCell Co/Co agreement.

As of September 30, 2023, there was no remaining transaction price of the AvenCell LCA remaining to be recognized.

The Company had $9.0 thousand in accounts receivable and no deferred revenue related to the AvenCell agreements as of September 30, 2023. As of December 31, 2022, the Company had $0.3 million in accounts receivable and deferred revenue of $19.9 million related to the AvenCell agreements.

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

Revenue Recognition – Collaboration Revenue. The Company recognized $0.4 million and $1.3 million in revenue related to the SparingVision LCA for the three and nine months ended September 30, 2023, respectively. The Company did not recognize collaboration revenue in the three and nine months ended September 30, 2022 related to the SparingVision LCA. As of September 30, 2023 and December 31, 2022, the Company had $0.7 million and $0.1 million in accounts receivable, respectively, related to the SparingVision LCA. As of September 30, 2023 and December 31, 2022, the Company had deferred revenue of $14.1 million and $14.7 million, respectively, related to the SparingVision LCA, which is expected to be recognized over a six to nine year period from the signing of the agreement.

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

Revenue Recognition – Collaboration Revenue. The Company had recognized revenue from the Kyverna LCA in full as of March 31, 2023, including $0.4 million in revenue recorded in 2023. The Company recognized approximately $0.1 million in revenue in the three and nine months ended September 30, 2023 related to materials shipped to Kyverna. The Company recognized $2.3 million and $4.3 million in collaboration revenue for the three and nine months ended September 30, 2022, respectively, related to the Kyverna LCA. As of September 30, 2023, the Company had $0.1 million in accounts receivable related to the shipments made to Kyverna. As of December 31, 2022, the Company had no accounts receivable and deferred revenue of $0.4 million related to Kyverna.

ONK Therapeutics, Ltd.

On February 12, 2022, the Company entered into a license, collaboration and option agreement (the “ONK LCA”) with ONK, an innovative company dedicated to developing optimally engineered natural killer (“NK”) cell therapies to cure patients with cancer.

Since December 31, 2022, there have been no material changes to the key terms of the ONK LCA agreement.

Revenue Recognition – Collaboration Revenue. The Company recognized $0.2 million in revenue for each of the three and nine month periods ended September 30, 2023 related to materials shipped in accordance with the ONK LCA. There was no revenue recognized in the three and nine months ended September 30, 2022 related to the ONK LCA. The Company had $0.2 million and $0.1 million in accounts receivable related to the ONK LCA at September 30, 2023 and December 31, 2022, respectively.

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

The Company has significant influence over, but does not control, AvenCell through its noncontrolling representation on AvenCell’s board of directors and the Company’s equity interest in AvenCell. The Company has determined that the preferred stock it owns is in-substance common stock. The Company is not the primary beneficiary as it does not have the power to direct the activities of AvenCell that most significantly impact AvenCell’s economic performance. Accordingly, the Company accounts for its investment using the equity method of accounting.

The Company recorded the initial investment in AvenCell of $62.9 million in “Equity method investments” on its condensed consolidated balance sheet. Due to the timing and availability of AvenCell’s financial information, the Company records its share of losses from AvenCell on a quarterly basis on a one-quarter lag. Accordingly, during the third quarter of 2023, the Company recorded its share of the three months of AvenCell’s losses generated in the second quarter of 2023 in the Company’s operating results and other comprehensive loss. These adjustments resulted in a reduction of the Company’s investment by $3.7 million and $8.7 million for the three and nine months ended September 30, 2023, respectively. The elimination of the intra-entity profit component of $1.0 million and $6.6 million (see Note 7) in the three and nine months ended September 30, 2023, respectively, resulted in a further reduction in the balance of the investment in AvenCell, bringing the carrying value of the investment to $17.2 million as of September 30, 2023. The Company is not aware of any material events or transactions during the quarter ended September 30, 2023 that would warrant additional disclosure or recognition in the financial statements.

At September 30, 2023, the maximum exposure to loss is limited to the Company’s equity investment in the joint venture.

SparingVision SAS

In connection with the SparingVision LCA (see Note 7), the Company received 83,316 shares of SparingVision Series A2 Preferred Stock (“Series A2”). Attached to each share of Series A2, the Company received three warrants for the right to purchase additional Series A2 shares at designated prices that are subject to certain vesting conditions (collectively referred to as the “SparingVision investments”). The Company accounts for the SparingVision investments using the measurement alternative as SparingVision is a private company and there is no readily observable transaction price. The Company recorded the initial investment in SparingVision of $14.8 million in “Investments and other assets” on its condensed consolidated balance sheet. There was no change in the observable price or impairment of the SparingVision investment as of September 30, 2023.

Kyverna Therapeutics, Inc.

In connection with the Kyverna LCA (see Note 7), the Company received 3,739,515 shares of Kyverna Series B Preferred Stock (“Series B”) with a fair value of $7.0 million. The Company separately made an additional investment in Kyverna, purchasing 1,602,649 shares of Series B in exchange for $3.0 million in cash (collectively referred to as the “Kyverna investments”). The Company accounts for the Kyverna investments using the measurement alternative as Kyverna is a private company and there is no readily observable transaction price. The Company recorded the initial investment in Kyverna of $10.0 million in “Investments and other assets” on its condensed consolidated balance sheet. There was no change in the observable price or impairment of the Kyverna investment as of September 30, 2023.

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

In addition, the Rewrite Holders are eligible to receive up to an additional $155.0 million, including $55.0 million upon the achievement of pre-specified research milestones and $100.0 million upon the achievement of a regulatory approval milestone, payable through a mixture of $130.0 million in cash and $25.0 million in a combination of cash and the Company’s common stock which would be valued using the volume-weighted average price of the Company’s Common Stock over the ten consecutive trading day period ending on and including the trading day that is two trading days immediately prior to the issuance of the consideration issued in connection with the applicable milestone. In September 2022, Rewrite Therapeutics, Inc. merged into Intellia, with Intellia the surviving entity.

In January 2023, the $25.0 million research milestone noted above was achieved and, in February 2023, the Company paid the Rewrite Holders $0.9 million in cash and issued 567,045 shares of Intellia common stock in order to fulfill its obligation under the Rewrite Merger Agreement. The cash obligation was recorded as research and development expense in the condensed consolidated statement of operations and other comprehensive loss in the first quarter of 2023. The Company had determined that the research milestone settled in the Company’s common stock would be classified as a contingent consideration liability under ASC 480 and, therefore, the Company initially recorded a liability for this milestone payment as of the Rewrite Merger Agreement Date at its original fair value of $10.5 million. The contingent consideration liability was remeasured at fair value each financial reporting period, with the resulting impact reflected in the Company’s condensed consolidated statements of operations and other comprehensive loss, presented within other income (expense). The remaining milestones to be settled in cash would be recorded when the contingency is resolved and the consideration is paid or becomes payable.

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

In June 2023, the Company executed an amendment to the 840 Winter Lease, which outlines the Company’s and the landlord’s responsibilities regarding the construction of the leased space. The Company will be responsible for the oversight of the construction of the tenant improvements, which will be primarily funded by a tenant improvement allowance of $250 per rentable square foot. The Company has elected an additional tenant improvement allowance of $50 per rentable square foot to be repaid over the term of the lease with interest, with an option to increase the allowance by an additional $100 per rentable square foot which would also be repaid over the term of the lease with interest. The Company will also be responsible for certain future construction costs to the extent that they exceed the tenant improvement allowance. The Company anticipates a phased move-in process during the second half of 2024. As of September 30, 2023, the Company had not taken control of the premises and therefore there are no right of use assets or liabilities recorded related to the 840 Winter Lease under ASC 842, Leases (Topic 842) (“ASC 842”).

11. Equity-Based Compensation

Equity-based compensation expense is classified in the condensed consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands)
Research and development	$21,235	$16,383	$60,517	$40,736
General and administrative	14,117	8,832	38,490	26,038
Total	$35,352	$25,215	$99,007	$66,774

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

As of September 30, 2023, there were 4,005,307 shares available for future issuance under the 2015 Plan. The number of shares reserved for issuance under the 2015 Plan will be cumulatively increased on each January 1st by four percent of the number of shares of stock issued and outstanding on the immediately preceding December 31st or such lesser number of shares of stock as determined by the board of directors.

Restricted Stock Units

The following table summarizes the Company’s RSU activity for the nine months ended September 30, 2023:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested restricted stock units as of December 31, 2022	1,941,379	$70.70
Granted	2,774,271	42.36
Vested	(597,610)	68.31
Cancelled	(193,503)	49.70
Unvested restricted stock units as of September 30, 2023	3,924,537	$52.07

In March 2023, the Company granted 2,195,135 RSUs with a service condition to employees as part of their annual grant, which have the potential to vest over a period of three years. The weighted average grant date fair value of these RSUs was $40.75 and the vesting start date for these RSUs was January 1, 2023.

Also in March 2023, 181,743 market-based RSUs were granted to senior executives as part of their annual grant. These RSUs have the potential to vest after a period of three years, with a vesting start date of January 1, 2023, and the number of shares to be delivered will depend on the Company’s Total Shareholder Return (“TSR”), a market condition, over that period relative to a defined group of biotechnology companies. The grant date fair value for these RSUs, calculated using a Monte Carlo valuation model, was $68.55. The following assumptions were used to determine the grant date fair value: risk free interest rate: 4.60%; expected dividend yield: 0.0%; expected volatility: 84.34%; expected term (in years): 2.84.

In March 2022, the Company granted 66,296 performance-based RSUs to certain non-executive employees that would vest upon obtaining certain scientific milestones. There were two separate tranches, each attached to a different set of milestones. The milestone related to the first tranche, made up of 21,878 RSUs, was achieved in the first quarter of 2023 and these RSUs vested. The remaining performance milestones were considered not probable of achievement as of September 30, 2023 and, therefore, no related stock-based compensation was recorded during the period then ending.

All RSUs that are not market-based are measured at fair value based on the quoted price of the Company’s common stock.

The weighted-average grant date fair value of RSUs granted during the three and nine months ended September 30, 2023 was $39.14 and $42.36, respectively. The total fair value of RSUs vested (measured on the date of vesting) for the three and nine months ended September 30, 2023 was $4.2 million and $22.5 million, respectively. The weighted-average grant date fair value of RSUs granted during the three and nine months ended September 30, 2022 was $55.59 and $72.48, respectively. The total fair value of RSUs vested (measured on the date of vesting) for the three and nine months ended September 30, 2022 was $0.1 million and $8.0 million, respectively.

As of September 30, 2023, there was $143.2 million of unrecognized equity-based compensation expense related to RSUs that are expected to vest; these costs are expected to be recognized over a weighted average remaining vesting period of 1.86 years.

Stock Options

The weighted average grant date fair value of options, estimated as of the grant date using the Black-Scholes option pricing model, was $28.92 and $57.23 per option for those options granted during the nine months ended September 30, 2023 and 2022, respectively. There were no options granted during the three months ended September 30, 2023 and 2022. The total intrinsic value (the amount by which the fair market value exceeded the exercise price) of stock options exercised during the three and nine months ended September 30, 2023 was $4.8 million and $6.6 million, respectively, and during the three and nine months ended September 30, 2022 was $1.4 million and $41.8 million, respectively. Weighted average assumptions used to apply this pricing model were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Risk-free interest rate	n/a	n/a	4.4%	1.9%
Expected life of options	n/a	n/a	6.0 years	5.9 years
Expected volatility of underlying stock	n/a	n/a	78.7%	76.2%
Expected dividend yield	n/a	n/a	0.0%	0.0%

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

The following is a summary of stock option activity for the nine months ended September 30, 2023:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding at December 31, 2022	5,471,675	$49.86
Granted	569,821	41.00
Exercised	(319,847)	17.52
Forfeited	(130,474)	80.20
Outstanding at September 30, 2023	5,591,175	$50.10	6.87	$39,821
Exercisable at September 30, 2023	3,846,015	$42.52	6.30	$36,370

As of September 30, 2023, there was $69.2 million of unrecognized compensation cost related to stock options that have not yet vested; these costs are expected to be recognized over a weighted average remaining vesting period of 1.63 years.

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

As of September 30, 2023, there were 1,149,953 shares available for future issuance under the 2016 Plan. The number of shares reserved for issuance under the 2016 Plan will be cumulatively increased on each January 1st by the lesser of a) one percent of the number of shares of common stock issued and outstanding on the immediately preceding December 31st, b) 500,000 shares of common stock, or c) such lesser number of shares of common stock as determined by the board of directors.

During the nine months ended September 30, 2023 and 2022 the Company issued 69,631 and 24,316 shares of common stock under the 2016 Plan, respectively. The weighted-average purchase prices of shares issued under the 2016 Plan were $29.45 and $44.00 per share for the nine-month periods ended September 30, 2023 and 2022, respectively.

The fair value of shares under the 2016 Plan was estimated at the beginning of the offering period using a Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Risk-free interest rate	5.53%	2.52%	4.7%-5.53%	0.22%-2.52%
Expected term (in years)	0.5 years	0.5 years	0.5 years	0.5 years
Expected volatility of underlying stock	60.4%	95.3%	60.4%-69.2%	63.6%-95.3%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

12. Loss Per Share

The Company calculates basic loss per share by dividing net loss for each respective period by the weighted average number of common shares outstanding for each respective period. The Company computes diluted loss per share after giving consideration to the dilutive effect of stock options and unvested restricted stock units that are outstanding during the period, except where such securities would be anti-dilutive.

Basic and diluted loss per share was calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands)
Net loss	$(122,224)	$(113,229)	$(349,031)	$(360,779)
Weighted average shares outstanding, basic and diluted	88,645	76,047	88,204	75,543
Net loss per share, basic and diluted	$(1.38)	$(1.49)	$(3.96)	$(4.78)

The following common stock equivalents were excluded from the calculation of diluted loss per share because their inclusion would have been anti-dilutive:

	Three and Nine Months Ended September 30,
	2023	2022
	(In thousands)
Unvested restricted stock units	3,925	1,928
Stock options	5,591	5,548
	9,516	7,476

13. Stockholders’ Equity

The following tables present changes in stockholders’ equity for the nine-month periods ended September 30, 2023 and 2022 (in thousands, except share data):

			Additional	Accumulated Other		Total
	Common		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2022	87,103,007	$9	$2,420,223	$(7,461)	$(1,177,187)	$1,235,584
Issuance of common stock through at-the-market offerings, net of issuance costs of $62	35,349	-	1,466	-	-	1,466
Contingent consideration paid to Rewrite Holders	567,045	-	24,126	-	-	24,126
Exercise of stock options	48,353	-	755	-	-	755
Vesting of restricted stock units	342,025	-	-	-	-	-
Equity-based compensation	-	-	27,255	-	-	27,255
Other comprehensive loss - unrealized gain on marketable securities	-	-	-	2,989	-	2,989
Other comprehensive loss - equity method investment	-	-	-	1,794	-	1,794
Net loss	-	-	-		(103,126)	(103,126)
Balance at March 31, 2023	88,095,779	9	2,473,825	(2,678)	(1,280,313)	1,190,843
Exercise of stock options	30,371	-	465	-	-	465
Vesting of restricted stock units	151,853	-	-	-	-	-
Issuance of shares under employee stock purchase plan	69,631	-	2,051	-	-	2,051
Equity-based compensation	-	-	36,400	-	-	36,400
Other comprehensive loss - unrealized loss on marketable securities	-	-	-	(1,482)	-	(1,482)
Other comprehensive loss - equity method investment	-	-	-	292	-	292
Net loss	-	-	-	-	(123,681)	(123,681)
Balance at June 30, 2023	88,347,634	9	2,512,741	(3,868)	(1,403,994)	1,104,888
Issuance of common stock through at-the-market offerings, net of issuance costs of $81	405,332	-	14,718	-	-	14,718
Exercise of stock options	241,123	-	4,384	-	-	4,384
Vesting of restricted stock units	103,732	-	-	-	-	-

Equity-based compensation	-	-	35,352	-	-	35,352
Other comprehensive loss - unrealized gain on marketable securities	-	-	-	142	-	142
Other comprehensive loss - equity method investment	-	-	-	154	-	154
Net loss	-	-	-	-	(122,224)	(122,224)
Balance at September 30, 2023	89,097,821	$9	$2,567,195	$(3,572)	$(1,526,218)	$1,037,414

			Additional	Accumulated Other		Total
	Common		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2021	74,485,883	$7	$1,745,870	$(2,632)	$(703,001)	$1,040,244
Issuance of common stock through at-the-market offerings, net of issuance costs of $164	579,788	1	38,885	-	-	38,886
Exercise of stock options	503,830	-	8,435	-	-	8,435
Vesting of restricted stock units	54,666	-	-	-	-	-
Equity-based compensation	-	-	18,491	-	-	18,491
Other comprehensive loss - unrealized loss on marketable securities	-	-	-	(5,128)	-	(5,128)
Other comprehensive loss - equity method investment	-	-	-	(302)	-	(302)
Net loss	-	-	-	-	(146,872)	(146,872)
Balance at March 31, 2022	75,624,167	8	1,811,681	(8,062)	(849,873)	953,754
Exercise of stock options	315,747	-	4,827	-	-	4,827
Vesting of restricted stock units	36,515	-	-	-	-	-
Issuance of shares under employee stock purchase plan	24,316	-	1,068	-	-	1,068
Equity-based compensation	-	-	23,068	-	-	23,068
Other comprehensive loss - unrealized loss on marketable securities	-	-	-	(932)	-	(932)
Other comprehensive loss - equity method investment	-	-	-	(560)	-	(560)
Net loss	-	-	-	-	(100,678)	(100,678)
Balance at June 30, 2022	76,000,745	8	1,840,644	(9,554)	(950,551)	880,547
Issuance of common stock through at-the-market offerings, net of issuance costs of $54	553,204	-	31,510	-	-	31,510
Exercise of stock options	33,336	-	722	-	-	722
Vesting of restricted stock units	662	-	-	-	-	-
Equity-based compensation	-	-	25,215	-	-	25,215
Other comprehensive loss - unrealized gain on marketable securities	-	-	-	991	-	991
Other comprehensive loss - equity method investment	-	-	-	(805)	-	(805)
Net loss	-	-	-	-	(113,229)	(113,229)
Balance at September 30, 2022	76,587,947	$8	$1,898,091	$(9,368)	$(1,063,780)	$824,951

At-the-Market Offering Programs

2019 Sale Agreement

In August 2019, the Company entered into an Open Market Sale Agreement (the “2019 Sale Agreement”) with Jefferies LLC (“Jefferies”), under which Jefferies was able to offer and sell, from time to time in “at-the-market” offerings, common stock having aggregate gross proceeds of up to $150.0 million. The Company agreed to pay Jefferies cash commissions of 3.0% of the gross proceeds of sales of common stock under the 2019 Sale Agreement. Under the 2019 Sale Agreement, the Company issued 3,778,889 shares of its common stock.

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

2022 Sale Agreement

In March 2022, the Company entered into an Open Market Sale Agreement (the “2022 Sale Agreement”) with Jefferies, under which Jefferies is able to offer and sell, from time to time in “at-the-market” offerings, shares of the Company’s common stock having aggregate gross proceeds of up to $400.0 million. The Company agreed to pay Jefferies cash commissions of 3.0% of the gross proceeds of sales of common stock under the 2022 Sale Agreement. Through September 30, 2023, the Company issued 3,836,020 shares of its common stock under the 2022 Sale Agreement.

During the nine months ended September 30, 2023, the Company issued 440,681 shares of its common stock, in a series of sales, at an average price of $38.20 per share, in accordance with the 2022 Sale Agreement for aggregate net proceeds of $16.2 million, after payment of cash commissions to Jefferies and approximately $0.1 million related to legal, accounting and other fees in connection with the sales.

During the nine months ended September 30, 2022, the Company issued 553,204 shares of its common stock, in a series of sales, at an average price of $58.82 per share, in accordance with the 2022 Sale Agreement for aggregate net proceeds of $31.5 million, after payment of cash commissions to Jefferies and approximately $0.1 million related to legal, accounting and other fees in connection with the sales. As of September 30, 2022, $8.3 million of these proceeds were recorded as an other current asset on the Company’s condensed consolidated balance sheet, representing offerings with trade dates in September 2022 that were settled in October 2022.

As of September 30, 2023, $188.2 million in shares of common stock remain eligible for sale under the 2022 Sale Agreement.

Approval of Additional Authorized Shares

In June 2023, the Company filed a Certificate of Amendment to the Company’s Second Amended and Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 120,000,000 to 240,000,000. The increase in the number of authorized shares was approved by the holders of a majority of the outstanding shares of the Company’s common stock at its Annual Meeting of Stockholders held on June 14, 2023.

14. Related Party Transactions

In the ordinary course of business, the Company may purchase materials or supplies from entities that are associated with a party that meets the criteria of a related party of the Company. These transactions are reviewed quarterly and to date have not been material to the Company’s condensed consolidated financial statements.

The Company and AvenCell are parties to the AvenCell LCA and AvenCell Co/Co, as described in Note 7. The Company’s relationship with AvenCell is considered to be as a related party due to the Company’s 33.33% investment in AvenCell being accounted for under the equity method. The Company recognized $1.9 million and $13.2 million in revenue related to the AvenCell LCA for the three and nine months ended September 30, 2023, respectively, after eliminating $1.0 million and $6.6 million during those respective periods in intra-entity profits, which will be deferred and recognized if and when AvenCell commercializes a product with the Company’s license or abandons the related project. Until such time, this revenue is indefinitely deferred and excluded from the results of operations of the Company. The Company recognized no revenue in the three months ended September 30, 2023 and $0.6 million in contra-revenue in the nine months ended September 30, 2023 related to the AvenCell Co/Co agreement. The Company recognized $1.3 million in revenue and $1.4 million in contra-revenue in the three and nine months ended September 30, 2022, respectively, related to the AvenCell Co/Co agreement. As of September 30, 2023 the Company had recognized all revenue related to the AvenCell LCA.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Information

This Quarterly Report on Form 10-Q contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may be identified by such forward-looking terminology as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. Our forward-looking statements are based on a series of expectations, assumptions, estimates and projections about our company, are not guarantees of future results or performance and involve substantial risks and uncertainty. We may not actually achieve the plans, intentions or expectations disclosed in these forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in these forward-looking statements. Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including the risks and uncertainties inherent in our statements regarding:

•
our ability to execute our clinical study strategy for NTLA-2001, our program for the treatment of transthyretin (“ATTR”) amyloidosis, including the ability to successfully initiate and complete our Phase 3 study, or the success of such program;
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
•
our ability to successfully execute our development plans for our preclinical programs, including NTLA-3001;
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

•
Be the best place to make therapies; and
•
Focus on long-term sustainability.

Our strategy is to advance our full-spectrum genome editing company, focused on developing and commercializing curative CRISPR/Cas9-based therapeutics, by leveraging our modular platforms. All of our revenue to date has been collaboration revenue. Since our inception and through September 30, 2023, we have raised an aggregate of approximately $2,424.1 million to fund our operations through our initial public offering (“IPO”) and concurrent private placements, follow-on public offerings, at-the-market offerings, and the sale of convertible preferred stock, as well as through our collaboration agreements.

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

The Phase 1 study of NTLA-2001 is a two-part, open-label study in adults with ATTR amyloidosis with cardiomyopathy (“ATTR-CM”) or hereditary ATTR amyloidosis with polyneuropathy (“ATTRv-PN”). In November, we announced new positive interim results from the Phase 1 study of NTLA-2001. Updated data from over 60 patients showed consistent, deep, and durable serum TTR reduction achieved with a single dose of NTLA-2001, including in 29 patients who reached 12 months or more of follow-up as of the data cutoff date of May 11, 2023. Across all patients who received a dose of 0.3 mg/kg or higher (n=62), the median serum TTR reduction was 91% and the median absolute residual serum TTR concentration was 17 ug/mL at day 28. Across all patients and at all dose levels tested, NTLA-2001 was generally well tolerated, and the majority of adverse events were mild in severity. These interim data were presented at the 4th International ATTR Amyloidosis Meeting, held in Madrid, Spain.

In October 2023, we announced that the U.S. Food and Drug Administration (“FDA”) cleared the NTLA-2001 Phase 3 investigational new drug (“IND”) application for the treatment of ATTR-CM. The MAGNITUDE pivotal Phase 3 study is a randomized, double-blind, placebo-controlled study to evaluate the efficacy and safety of NTLA-2001 in approximately 765 patients with ATTR-CM. The primary endpoint of the study is a composite endpoint of cardiovascular (“CV”)-related mortality and CV-related events. Patients will be randomized 2:1 NTLA-2001:placebo, with a single 55 mg infusion of NTLA-2001 administered. The MAGNITUDE study is expected to initiate by year-end with patient dosing to commence early 2024.

We are actively preparing for a global pivotal Phase 3 study of NTLA-2001 for the treatment of ATTRv-PN, which includes discussions with regulatory authorities.

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

In March 2023, we announced that the FDA cleared our NTLA-2002 IND application, enabling the company to include the U.S. in the global Phase 2. In August 2023, we announced that due to the substantial interest from physicians and patients to participate in the NTLA-2002 clinical program, all patients have been identified for the Phase 2 portion of the study with enrollment expected to be completed in the fourth quarter of 2023. Additionally, we announced that following the March 2023 IND clearance, the FDA requested supplemental preclinical data related to the inclusion of female patients of child-bearing potential. We are on track to complete the additional mouse study in the first half of next year and expect to submit these data in advance of the planned Phase 3 trial, which will complement the clinical data collected from female patients of child-bearing potential dosed in the ongoing Phase 1/2 study.

We plan to initiate the global pivotal Phase 3 study, including U.S. patients, as early as the third quarter of 2024, subject to regulatory feedback.

In October 2023, we announced that the European Medicines Agency (“EMA”) granted Priority Medicine (“PRIME”) designation to NTLA-2002 for the treatment of HAE. PRIME designation is granted by the EMA to drug candidates that may offer a major therapeutic advantage over existing treatments or that benefit patients without treatment options. PRIME is the fourth specialty regulatory designation we have received for NTLA-2002. NTLA-2002 was also granted Orphan Drug Designation and Regenerative Medicine Advanced Therapy (“RMAT”) Designation by the FDA, as well as the Innovation Passport by the U.K. Medicines and Healthcare products Regulatory Agency (“MHRA”).

Alpha-1 Antitrypsin Deficiency (“AATD”) Program

NTLA-3001 for associated lung disease:

NTLA-3001 is our wholly owned, first-in-class CRISPR-mediated in vivo targeted gene insertion development candidate for the treatment of AATD-associated lung disease. It is designed to precisely insert a healthy copy of the SERPINA1 gene, which encodes the alpha-1 antitrypsin (“A1AT”) protein, with the potential to restore permanent expression of functional A1AT protein to therapeutic levels after a single dose. Our approach seeks to improve patient outcomes, including eliminating the need for weekly intravenous infusions of A1AT augmentation therapy or lung transplant in severe cases. We plan to submit a Clinical Trial Application (“CTA”) in the first quarter of 2024 to initiate a first-in-human, Phase 1 study of NTLA-3001.

NTLA-2003 for associated liver disease:

NTLA-2003 is our wholly owned, in vivo knockout development candidate for the treatment of AATD-associated liver disease. It is designed to inactivate the SERPINA1 gene responsible for the production of abnormal A1AT protein in the liver. Based on a prioritization of resources, we are making a strategic shift to halt further IND-enabling activities for NTLA-2003 to advance an AATD research-stage program leveraging our DNA writing technology.

In Vivo Research Programs

We continue to work on various liver-focused programs, such as hemophilia A and hemophilia B, which we are co-developing with Regeneron, as well as other liver targets, which we are working on both independently and in partnership with Regeneron, that would leverage our capabilities to knockout, insert and make consecutive edits to the genome.

We are further investigating delivery strategies that target tissues outside of the liver. For example, we have presented preclinical data establishing proof-of-concept for non-viral genome editing of bone marrow and hematopoietic stem cells (“HSCs”) in mice. This represented our first demonstration of systemic in vivo genome editing in bone marrow using our proprietary non-viral delivery platform. We believe these results extend our modular in vivo capabilities to treat inherited blood disorders such as sickle cell disease. In September 2023, we entered into an expanded research collaboration with Regeneron to develop additional in vivo CRISPR-based gene editing therapies focused on neurological and muscular diseases. In addition, we are collaborating with SparingVision SAS (“SparingVision”) to develop novel genomic medicines utilizing CRISPR/Cas9 technology for the treatment of ocular diseases.

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

Collaborations and Other Arrangements

To accelerate the development and commercialization of CRISPR/Cas9-based products in multiple therapeutic areas, we have formed, and intend to seek other opportunities to form, strategic alliances with collaborators who can augment our leadership in CRISPR/Cas9 therapeutic development. We have existing collaboration agreements with Regeneron, AvenCell Therapeutics, Inc. (“AvenCell”), SparingVision, Kyverna Therapeutics, Inc. (“Kyverna”), and ONK Therapeutics, Ltd (“ONK”). See Note 7, “Collaborations and Other Arrangements” of our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for additional information related to the terms of the agreements between us and our collaborators.

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

Other Income (Expense), Net

Other income (expense), net consists of interest income earned on our cash, cash equivalents, restricted cash equivalents and marketable securities, loss from equity method investment and change in fair value of contingent consideration.

Results of Operations

The following discussion of the financial condition and results of operations should be read in conjunction with the accompanying condensed consolidated financial statements and the related footnotes thereto.

Comparison of Three Months Ended September 30, 2023 and 2022

The following table summarizes our results of operations for the three months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Period-to-
	2023	2022	Period Change
	(In thousands)
Collaboration revenue	$11,992	$13,266	$(1,274)
Operating expenses:
Research and development	113,696	96,651	17,045
General and administrative	29,403	22,145	7,258
Total operating expenses	143,099	118,796	24,303
Operating loss	(131,107)	(105,530)	(25,577)
Other income (expense), net:
Interest income	12,740	1,945	10,795
Loss from equity method investment	(3,857)	(1,834)	(2,023)
Change in fair value of contingent consideration	-	(7,810)	7,810
Total other income (expense), net	8,883	(7,699)	16,582
Net loss	$(122,224)	$(113,229)	$(8,995)

Collaboration Revenue

Collaboration revenue decreased by $1.3 million to $12.0 million during the three months ended September 30, 2023, as compared to $13.3 million during the three months ended September 30, 2022. The decrease in collaboration revenue during the three months ended September 30, 2023 is primarily due to the Kyverna and AvenCell license and collaboration agreements, as this revenue was recognized in full as of the first and third quarters of 2023, respectively, offset in part by revenue from our license and collaboration agreements with Regeneron and SparingVision. See Note 7, “Collaborations and Other Arrangements” of our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for further details.

Research and Development

Research and development expenses increased by $17.0 million to $113.7 million during the three months ended September 30, 2023, as compared to $96.7 million during the three months ended September 30, 2022.

The following table summarizes our research and development expenses for the three months ended September 30, 2023 and 2022, together with the changes in those items in dollars and the respective percentages of change:

	Three Months Ended September 30,		Period-to-	Percent
	2023	2022	Period Change	Change
	(In thousands)
External development expenses by program:
NTLA-2001	$16,404	$10,249	$6,155	60%
NTLA-2002	4,798	2,808	1,990	71%
NTLA-3001	8,563	2,325	6,238	268%
NTLA-5001	-	6,531	(6,531)	-100%
Unallocated research and development expenses:
Employee-related expenses	32,317	29,897	2,420	8%
Research materials and contracted services	16,084	18,646	(2,562)	-14%
Facility-related expenses	13,168	8,946	4,222	47%
Stock-based compensation	21,235	16,383	4,852	30%
Other	1,127	866	261	30%
Total research and development expenses	$113,696	$96,651	$17,045	18%

The increase in research and development expenses for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 was primarily attributable to:

•
a $6.2 million increase in external costs related to the development of NTLA-2001, primarily due to an increase in spend on contracted services and drug components;
•
a $2.0 million increase in external costs related to the development of NTLA-2002, primarily due to an increase in spend on drug components and contracted services;
•
a $6.2 million increase in external costs related to the development of NTLA-3001, primarily due to an increase in spend on contracted services, drug components and consulting costs;
•
a $6.5 million decrease in external costs related to NTLA-5001, as we continue to wind down the program as part of the pivot to an allogeneic pipeline;
•
a $2.4 million increase in employee-related expenses primarily driven by the increase in personnel growth to support our lead programs;
•
a $2.6 million decrease in research materials and contracted services;
•
a $4.2 million increase in facility-related expenses primarily related to rent, depreciation and technology expense allocated to research and development; and
•
a $4.9 million increase in stock-based compensation driven by our larger workforce.

General and Administrative

General and administrative expenses increased by approximately $7.3 million to $29.4 million during the three months ended September 30, 2023, compared to $22.1 million during the three months ended September 30, 2022. This increase was primarily related to employee-related expenses, including an increase in stock-based compensation of $5.3 million, driven by our larger workforce.

Other Income (Expense), Net

The increase in other income (expense), net of $16.6 million is related to a $10.8 million increase in interest income, driven by an increase in market rates, and a $7.8 million increase in the change in fair value of contingent consideration, offset in part by a $2.0 million increase in the loss from our equity method investment.

Comparison of Nine Months Ended September 30, 2023 and 2022

The following table summarizes our results of operations for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,		Period-to-
	2023	2022	Period Change
	(In thousands)
Collaboration revenue	$38,192	$38,548	$(356)
Operating expenses:
Research and development	326,088	319,945	6,143
General and administrative	87,503	66,680	20,823
Total operating expenses	413,591	386,625	26,966
Operating loss	(375,399)	(348,077)	(27,322)
Other income (expense), net:
Interest income	37,373	3,188	34,185
Loss from equity method investment	(10,905)	(7,831)	(3,074)
Change in fair value of contingent consideration	(100)	(8,059)	7,959
Total other income (expense), net	26,368	(12,702)	39,070
Net loss	$(349,031)	$(360,779)	$11,748

Collaboration Revenue

Collaboration revenue decreased by $0.4 million to $38.2 million during the nine months ended September 30, 2023, as compared to $38.5 million during the nine months ended September 30, 2022. Refer to Note 7 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for further details.

Research and Development

Research and development expenses increased by $6.1 million to $326.1 million during the nine months ended September 30, 2023, as compared to $319.9 million during the nine months ended September 30, 2022.

The following table summarizes our research and development expenses for the nine months ended September 30, 2023 and 2022, together with the changes in those items in dollars and the respective percentages of change:

	Nine Months Ended September 30,		Period-to-	Percent
	2023	2022	Period Change	Change
	(In thousands)
External development expenses by program:
NTLA-2001	$39,523	$27,838	$11,685	42%
NTLA-2002	16,408	7,865	8,543	109%
NTLA-3001	16,724	8,002	8,722	109%
NTLA-5001	-	16,410	(16,410)	-100%
Unallocated research and development expenses:
Employee-related expenses	103,437	83,433	20,004	24%
Research materials and contracted services	46,003	51,720	(5,717)	-11%
In-process research and development	-	55,990	(55,990)	-100%
Rewrite research milestone	874	-	874	-
Facility-related expenses	38,891	25,645	13,246	52%
Stock-based compensation	60,517	40,736	19,781	49%
Other	3,711	2,306	1,405	61%
Total research and development expenses	$326,088	$319,945	$6,143	2%

The increase in research and development expenses for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 was primarily attributable to:

•
an $11.7 million increase in external costs related to the development of NTLA-2001, our lead product candidate, primarily due to an increase in spend on drug components and contracted services;
•
an $8.5 million increase in external costs related to the development of NTLA-2002, primarily due to an increase in spend on drug components, contracted services and consulting services;
•
an $8.7 million increase in external costs related to NTLA-3001, primarily related to an increase in spend on drug components and consulting and professional services, offset in part by a decrease in spend on contracted services;
•
a $16.4 million decrease in external costs related to the development of NTLA-5001, as we continue to wind down the program as part of the pivot to an allogeneic pipeline;
•
a $20.0 million increase in employee-related expenses, primarily driven by the increase in personnel growth to support our lead programs;
•
a $5.7 million decrease in research materials and contracted services primarily driven by a decrease in drug component expenses and contracted services related to early stage programs;
•
a $56.0 million decrease in in-process research and development expense related to the acquisition of Rewrite Therapeutics, Inc. in the first half of 2022;
•
a $13.2 million increase in facility-related expenses primarily related to rent, depreciation and technology expense allocated to research and development; and
•
a $19.8 million increase in stock-based compensation driven by our larger workforce.

General and Administrative

General and administrative expenses increased by $20.8 million to $87.5 million during the nine months ended September 30, 2023, compared to $66.7 million during the nine months ended September 30, 2022. This increase was primarily related to an increase in employee-related expenses, including stock-based compensation of $12.5 million, driven by our larger workforce.

Other Income (Expense), Net

The increase in other income (expense), net of $39.1 million is primarily related to a $34.2 million increase in interest income, driven by an increase in market rates, and an $8.0 million increase in the change in fair value of contingent consideration, offset in part by a $3.1 million increase in the loss from our equity method investment.

Liquidity and Capital Resources

Since our inception through September 30, 2023, we have raised an aggregate of $2,424.1 million to fund our operations through our collaboration agreements, our initial public offering and concurrent private placements, follow-on public offerings, at-the-market offerings and the sale of convertible preferred stock.

As of September 30, 2023, we had $992.5 million in cash, cash equivalents and marketable securities.

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

At-the-Market Offering Programs

2019 Sale Agreement

In August 2019, we entered into an Open Market Sale Agreement (the “2019 Sale Agreement”) with Jefferies LLC (“Jefferies”), under which Jefferies was able to offer and sell, from time to time in “at-the-market” offerings, shares of our common stock having aggregate gross proceeds of up to $150.0 million. We agreed to pay to Jefferies cash commissions of 3.0% of the gross proceeds of sales of common stock under the 2019 Sale Agreement. Under the 2019 Sale Agreement we issued 3,778,889 shares of our common stock.

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

2022 Sale Agreement

In March 2022, we entered into an Open Market Sale Agreement (the “2022 Sale Agreement”) with Jefferies, under which Jefferies is able to offer and sell, from time to time in “at-the-market” offerings, shares of our common stock having aggregate gross proceeds of up to $400.0 million. We agreed to pay Jefferies cash commissions of 3.0% of the gross proceeds of sales of common stock under the 2022 Sale Agreement. To date we have issued 3,836,020 shares of our common stock under the 2022 Sale Agreement.

During the nine months ended September 30, 2023, we issued 440,681 shares of our common stock, in a series of sales, at an average price of $38.20 per share, in accordance with the 2022 Sale Agreement for aggregate net proceeds of $16.2 million, after payment of cash commissions to Jefferies and approximately $0.1 million related to legal, accounting and other fees in connection with the sales.

During the nine months ended September 30, 2022, we issued 553,204 shares of our common stock, in a series of sales, at an average price of $58.82 per share, in accordance with the 2022 Sale Agreement for aggregate net proceeds of $31.5 million, after payment of cash commissions to Jefferies and approximately $0.1 million related to legal, accounting and other fees in connection with the sales. As of September 30, 2022, $8.3 million of these proceeds were recorded as an other current asset on our condensed consolidated balance sheet, representing offerings with trade dates in September 2022 that were settled in October 2022.

Funding Requirements

Our primary uses of capital are, and we expect will continue to be, research and development research materials and contracted services, clinical trial costs, compensation and related expenses, laboratory and office facilities, research supplies, legal and regulatory expenses, patent prosecution filing and maintenance costs for our licensed IP, milestone and royalty payments and general overhead costs. During the remainder of 2023, we expect our expenses to increase compared to prior periods in connection with our ongoing activities as we continue to grow our research and development team, develop our clinical programs and advance additional programs into clinical development.

Because our lead programs are in the clinical stage and the outcome of these efforts is uncertain, we cannot estimate the actual amounts necessary to successfully complete the development and commercialization of any future product candidates or whether, or when, we may achieve profitability. Until such time as we can generate substantial product revenues, if ever, we expect to fund our ongoing cash needs through equity financings and collaboration arrangements. We receive cost reimbursements from Regeneron for the ATTR and hemophilia programs. Additionally, we are eligible to earn milestone payments and royalties, in each case, on a per-product basis under our collaborations with Novartis, SparingVision and ONK, on a per-target basis under our collaboration with Regeneron, and upon achievement of certain events with Kyverna, subject to the provisions of our agreements with each of them. Except for these sources of funding, we will not have any committed external source of liquidity. To the extent that we raise additional capital through the future sale of equity, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing stockholders. If we raise additional funds through collaboration arrangements in the future, we may have to relinquish valuable rights to our technologies, future revenue streams or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Outlook

Based on our research and development plans and our expectations related to the progress of our programs, we expect that our cash, cash equivalents and marketable securities as of September 30, 2023, as well as research and cost reimbursement funding from our collaboration agreements, will enable us to fund our ongoing operating expenses and capital expenditure requirements beyond the next 24 months, excluding any potential milestone payments or extension fees that could be earned and distributed under our collaboration agreements or any strategic use of capital not currently in the base case planning assumptions. We have based this estimate on current assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect.

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

Cash Flows

The following is a summary of cash flows for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
	2023	2022
	(In thousands)
Net cash used in operating activities	$(301,032)	$(243,418)
Net cash (used in) provided by investing activities	(77,286)	190,461
Net cash provided by financing activities	23,839	77,192

Net cash used in operating activities

Net cash used in operating activities of $301.0 million during the nine months ended September 30, 2023 primarily consists of a net loss of $349.0 million, further reduced by changes in operating assets and liabilities of $55.6 million, including the receipt of $12.6 million in payments from our collaboration partners during that period and offset in part by non-cash charges of stock-based compensation of $99.0 million, losses on equity method investment of $17.5 million and depreciation of $6.5 million.

Net cash used in operating activities of $243.4 million during the nine months ended September 30, 2022 primarily consists of a net loss of $360.8 million, further reduced by changes in operating assets and liabilities of $40.5 million, including the receipt of $6.7 million in payments from our collaboration partners during that period and offset in part by non-cash charges of stock-based compensation of $66.8 million, in-process research and development expense of $56.0 million, losses on equity method investment of $16.4 million and depreciation of $5.5 million.

Net cash (used in) provided by investing activities

During the nine months ended September 30, 2023, our investing activities used cash of $77.3 million. The decrease in the nine months ended September 30, 2023 is primarily due to $754.7 million in marketable securities purchased, offset in part by $689.9 million of marketable securities maturing, and $12.5 million in cash for the purchase of property and equipment.

Net cash provided by investing activities in the nine months ended September 30, 2022 is primarily due to $437.4 million in marketable securities maturing, offset in part by $192.6 million of marketable securities purchased, $44.8 million in net cash for the acquisition of Rewrite, and $9.6 million in cash for the purchase of property and equipment.

Net cash provided by financing activities

Net cash provided by financing activities of $23.8 million during the nine months ended September 30, 2023 includes $16.2 million in net proceeds from at-the-market offerings, $5.6 million in cash received from the exercise of stock options and $2.1 million in cash received from the issuance of shares through our employee stock purchase plan.

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

Contractual Obligations

There were no material changes to our contractual obligations during the three months ended September 30, 2023. For a complete discussion of our contractual obligations, please refer to our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report for the year ended December 31, 2022.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of September 30, 2023, we had cash equivalents, restricted cash equivalents and marketable securities of $964.4 million consisting of interest-bearing money market accounts, corporate and financial institution debt securities, U.S. Treasury and other government-backed securities and asset-backed securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are primarily in marketable securities. Due to the short-term duration of our investment portfolios and the low risk profile of our investments, we do not believe an immediate change of 100 basis points, or one percentage point, would have a material effect on the fair market value of our investment portfolio. Declines in interest rates, however, would reduce future investment income.

We do not have any foreign currency or derivative financial instruments. Inflation generally affects us by increasing our cost of labor and program costs. We do not believe that inflation had a material effect on our results of operations during the nine months ended September 30, 2023.

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

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2023.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

All of our lead programs are still in the discovery, preclinical or clinical stage. Our current and future product candidates will require preclinical and clinical activities and studies, regulatory review and approval in each jurisdiction in which we intend to market the products, substantial investment, establishing manufacturing capabilities, access to sufficient commercial manufacturing capacity and significant marketing efforts before we can generate any revenue from product sales. Before obtaining marketing approval from regulatory authorities for the sale of a product candidate, we must conduct extensive clinical trials to demonstrate the safety, purity, potency and efficacy of the product in humans. It is impossible to predict when or if any of our programs will prove effective and safe in humans or will receive regulatory approval. Preclinical and clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. We may be unable to establish clinical endpoints that regulatory authorities consider clinically meaningful, and a clinical trial can fail at any stage. The outcome of preclinical testing and clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain approval of their products.

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

Because these are new therapeutic approaches, discovering, developing, manufacturing and commercializing our product candidates may subject us to a number of challenges or delays in completing our preclinical studies and initiating or completing clinical trials. We also may experience numerous unforeseen events during, or as a result of, any current or future clinical trials that we conduct, which could delay or prevent our ability to receive marketing approval or commercialize our product candidates, including:

•
challenges in obtaining regulatory authorization or approval to conduct clinical trials in the U.S. from the FDA through an investigational new drug (“IND”) application or from other regulatory agencies outside the U.S., such as the United Kingdom (“U.K.”) Medicines and Healthcare products Regulatory Agency (“MHRA”) or the European Medicines Agency (“EMA”), through corresponding applications, such as a Clinical Trial Application (“CTA”), a Clinical Trial Notification or a Clinical Trial Exemption, because these agencies have very limited or no experience with the clinical development of CRISPR/Cas9-based therapeutics, which may require additional significant testing or data compared to more traditional therapies or otherwise delay the development of our product candidates;
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
•
the FDA or other regulatory authorities may revise the requirements for authorizing our clinical trials or approving our product candidates, or their interpretation of the authorization or approval requirements may not be what we anticipate or require us to adopt risk evaluation and mitigation strategies (“REMS”) as a condition of approval; and
•
we may not ultimately obtain regulatory approval for a BLA, or corresponding applications outside the U.S., such as a marketing authorization application in the U.K. and other similar regulatory authorities, such as the EMA, which may have very limited or no experience with the clinical development of CRISPR/Cas9-based therapeutics.

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

To date, human clinical trials utilizing either in vivo or ex vivo CRISPR-based therapeutics, including our clinical trials for NTLA-2001 for transthyretin (“ATTR”) amyloidosis and NTLA-2002 for hereditary angioedema (“HAE”), are still at a clinical stage. We have ongoing clinical trials in various countries for NTLA-2001 and NTLA-2002 for patients with ATTR amyloidosis and HAE, respectively. There is no certainty that the FDA or other similar agencies will continue to apply to all our CRISPR/Cas9 product candidates the same regulatory pathway and requirements it is applying to other in vivo therapies or ex vivo engineered therapeutics.

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

We are at an early stage of development and our technology and approach has not yet led, and may never lead, to the approval or commercialization of any of our product candidates, including NTLA-2001 for ATTR amyloidosis or NTLA-2002 for HAE, or for other product candidates, including NTLA-3001 for alpha-1 antitrypsin deficiency (“AATD”) and NTLA-6001 for CD30+ lymphomas, being deemed appropriate for clinical development and ultimately approval by a regulatory agency. In addition, we are identifying collaboration opportunities to advance development of NTLA-6001. Even if we are successful in building our pipeline of product candidates, completing clinical development, establishing the necessary manufacturing processes and capabilities, obtaining regulatory approvals and commercializing product candidates will require substantial additional funding and are subject to the risks of failure inherent in therapeutic product development. Investment in biopharmaceutical product development involves significant risk that any potential product candidate will fail to demonstrate acceptable safety and efficacy profiles, gain regulatory approval, or become commercially viable.

We cannot provide any assurance that we will be able to successfully advance any of our product candidates, including NTLA-2001, NTLA-2002, NTLA-3001 or NTLA-6001, through the entire research and development process. Any of our other programs may show promise, yet fail to yield product candidates for clinical development or commercialization for many reasons. For more information regarding these risks, see the above risk factor section entitled “Risks Related to Preclinical and Clinical Development.”

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
•
the California Consumer Privacy Act (“CCPA”) requires covered companies to provide new disclosures to California consumers and afford such consumers new rights with respect to their personal information, including the rights to: request deletion of their information, receive the information on record for them, know what categories of information are being maintained about them, and opt-out of certain sales of their information. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches that result in the loss of personal information, which may increase the likelihood of, and risks associated with, data breach litigation. The CCPA was recently amended by the California Privacy Rights Act (“CPRA”), which became effective on January 1, 2023. The CPRA substantially modified the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information, by establishing a state agency vested with the authority to enforce the CCPA and by creating additional obligations with respect to the processing of personal information, including regulating personal information collected about employees, applicants and retirees as well as that which is collected in a business to business capacity. We anticipate additional costs associated with CCPA compliance and we cannot yet fully determine the impact that the CCPA or other privacy laws, regulations and standards may have on our business;
•
broad consumer privacy laws have been passed in an additional twelve states. In addition, other states have passed laws regulating specific aspects of privacy. For example, the state of Washington passed a new law that regulates health and medical information that is not subject to HIPAA and a small number of states have enacted laws that specifically focus on biometric information. Furthermore, other U.S. states, such as New York, Massachusetts and Utah have enacted stringent data security laws;
•
around the world, many countries have enacted laws that regulate data protection. In the EU and European Economic Area (“EEA”) the collection and use of personal data is regulated by the General Data Protection Regulation (“EU GDPR”) and the member states’ related data protection and privacy laws, and in the U.K. by its Data Protection Act 2018 and the U.K. General Data Protection Regulation (“U.K. GDPR”) (such laws collectively being described as “European Data Protection Law”). Because the European Data Protection Law applies not only to businesses that are established within the EEA or the U.K. but also to any business that offers goods or services to individuals in those territories, it could apply to us. European Data Protection Law imposes strict requirements, including special protections for “sensitive” personal data which includes health and genetic information of individuals in the EEA or the U.K.; expanded disclosures about the personal data use; information retention limitations; mandatory data breach notification requirements; and additional oversight obligations relating to third parties retained to process the personal data. European Data Protection Law grants or enhances the rights of individuals with respect to their personal data, including the rights to object to the processing of the data and request deletion of the same. In addition, European Data Protection Laws include strict requirements on, and prohibit, the transfer of personal data subject to European Data Protection Law to jurisdictions that have not been deemed by competent authorities to offer “adequate” privacy protections (“third countries”), such as the U.S. in certain circumstances, unless a derogation exists or a valid European Data Protection Law transfer mechanism (for example, the European Commission approved Standard Contractual Clauses (“SCCs”) and the U.K. International Data Transfer Agreement/Addendum (“U.K. IDTA”)) has been put in place and a transfer impact assessment has been carried out. Our compliance with international data transfer obligations under European Data Protection Law, where applicable, may require significant effort and cost, and may limit our ability to transfer such personal data to other jurisdictions or to work with certain service providers that process personal data, and may require us to make strategic considerations around where such personal data is stored. Further, although the European Commission has acknowledged that the U.K. currently has adequate protections for international data transfers, there may be post-Brexit developments in the future that result in additional costs and operational challenges in complying with the U.K. GDPR and any other developments regulating the transfer of personal data between the U.K. and EU. For example, the U.K. government has now introduced a Data Protection and Digital Information Bill (the “U.K. Bill”) into the U.K. legislative process. The aim of the U.K. Bill is to reform the U.K.’s data protection regime following Brexit. If passed, the final version of the U.K. Bill may have the effect of further altering the similarities between the U.K. and EEA data protection regime and threaten the U.K. adequacy decision from the European Commission. Failure to comply with the requirements of the European Data Protection Law may result in warning letters, mandatory audits, orders to cease/change the use of data, and financial penalties, including fines of up to 4% of global revenues, or 20.0 million Euros (£17.5 million in the U.K.), whichever is greater. Moreover, data subjects can seek damages for violations, and non-profit organizations can bring claims on behalf of data subjects.

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
•
investing resources in developing commercial manufacturing and operational infrastructure prior to clinical evidence of safety and efficacy for a given product candidate;
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

We are a clinical-stage company. We were founded and commenced operations in mid-2014. All of our product candidates are still in the preclinical development or clinical stage. We have not yet demonstrated our ability to successfully complete any clinical trials, including large-scale, pivotal clinical trials, obtain marketing approvals, manufacture clinical and commercial scale therapeutics, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful commercialization. Our ability to generate product revenue or profits, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates, which may never occur. We may never be able to develop or commercialize a marketable product.

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

Our limited operating history, particularly in light of the rapidly evolving genome editing field, may make it difficult to evaluate our current business and predict our future performance. Our relatively short history as an operating company makes any assessment of our future success or viability subject to significant uncertainty. We will encounter risks and difficulties frequently experienced by clinical-stage companies in rapidly evolving fields. If we do not address these risks successfully, our business will suffer.

*We have incurred net losses in each period since our inception, anticipate that we will continue to incur net losses in the future and may never achieve profitability.

We are not profitable and have incurred losses in each period since our inception. Our net loss was $349.0 million for the nine months ended September 30, 2023. As of September 30, 2023, we had an accumulated deficit of $1,526.2 million. We expect these losses to increase as we continue to incur significant research and development and other expenses related to our ongoing operations, seek regulatory approvals for our future product candidates, scale-up manufacturing capabilities, maintain, expand and protect our intellectual property portfolio and hire additional personnel to support the development of our product candidates and to enhance our operational, financial and information management systems. We expect to finance our operations through a combination of collaboration revenue, equity or debt financings or other sources, which may include collaborations with third parties.

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

Risks Related to Our Reliance on Third Parties

Risks Related to Our Reliance on Collaboration Partners

Our technological advancements and any potential for revenue may be derived in part from our collaborations, including, for example, with Regeneron, and if the collaboration or co-development agreements related to a material collaboration were to be terminated or materially altered in an adverse manner, our business, financial condition, results of operations and prospects would be harmed.

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

As described within Note 7 “Collaborations and Other Arrangements” of our condensed consolidated financial statements of this Quarterly Report on Form 10-Q, we have entered into co-development and co-promotion (“Co/Co”) arrangements with Regeneron. Regeneron may change its strategic focus or pursue alternative technologies in a manner that results in reduced, delayed or no revenue to us under these arrangements. For example, Regeneron has a variety of marketed products and product candidates either by itself or with other companies, including some of our competitors. In addition, the corporate objectives of our collaborators, such as Regeneron, may not be consistent with our best interests. Regeneron may change its position regarding its participation and funding of our joint activities, which may impact our ability to successfully pursue those programs.

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

We expect growth in the number of our employees and the scope of our operations, if any product candidates receive marketing approval, sales, marketing and distribution. To manage our anticipated growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities, and recruit and train additional qualified personnel. Due to our limited financial resources, the significant competition for employees in our market and industry, and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to recruit and train additional qualified personnel or otherwise effectively manage the expansion of our operations, which may lead to significant costs and divert our management and business resources. Any inability to manage growth could delay or disrupt the execution of our business and operational plans.

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

The U.K.’s withdrawal from the EU, or Brexit, became effective on January 31, 2020. EU laws, including pharmaceutical laws, continued to apply in the U.K. during a transitional period, which ended on December 31, 2020. On December 24, 2020, the U.K. and EU signed an EU-U.K. Trade and Cooperation Agreement (“TCA”), which became provisionally applicable on January 1, 2021 and has been formally applicable since May 1, 2021. The TCA includes specific provisions concerning pharmaceuticals, which include the mutual recognition of cGMP, inspections of manufacturing facilities for medicinal products and cGMP documents issued, but does not provide for wholesale mutual recognition of U.K. and EU pharmaceutical regulations. At present, Great Britain has implemented EU legislation on the marketing, promotion and sale of medicinal products through the Human Medicines Regulations 2012 (as amended) (under the Northern Ireland Protocol, the EU regulatory framework will continue to apply in Northern Ireland). The regulatory regime in Great Britain therefore currently aligns in the most part with EU regulations, however it is possible that these regimes will diverge more significantly in the future now that Great Britain’s regulatory system is independent from the EU and the TCA does not provide for mutual recognition of U.K. and EU pharmaceutical legislation.

For instance, the new Clinical Trials Regulation which became effective in the EU on January 31, 2022, and provides for a streamlined clinical trial application and assessment procedure covering multiple EU Member States has not been implemented into U.K. law, and a separate application must be submitted for clinical trial authorization in the U.K. In addition, Great Britain is no longer covered by the centralized procedure for obtaining EEA-wide marketing authorizations from the EMA for medicinal products and a separate process for authorization of drug products is required in Great Britain. Until December 31, 2023, the U.K.’s MHRA may rely on a decision taken by the European Commission on the approval of a new marketing authorization in the centralized procedure, in order to more quickly grant a new Great Britain marketing authorization, however a separate application is required. From January 1, 2024, a new international recognition framework will be put in place in the U.K. (which will be known as the International Recognition Procedure, or IRP), whereby the MHRA will have regard to decisions made by certain foreign regulators, including the EMA and the competent authorities of the EU Member States. Under this procedure, the MHRA will take into account the decision-making of such foreign regulators and will conduct a targeted assessment of the applications submitted through the IRP, but will retain the authority to reject applications if the evidence provided is considered insufficiently robust. Any delay in obtaining, or an inability to obtain, any regulatory approvals, as a result of Brexit or otherwise, would delay or prevent us from commercializing our current or future product candidates in the U.K. and could restrict our ability to generate revenue from that market.

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

As of June 30, 2023, our executive officers, directors, 5% or greater stockholders and their affiliates beneficially owned approximately 31.5% of our outstanding voting stock. These stockholders may have the ability to influence us through their ownership positions. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to control elections of directors or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

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

In March 2022, we entered into an Open Market Sale Agreement (the “2022 Sale Agreement”) with the Sales Agent, to provide for the offering, issuance and sale of up to an aggregate amount of $400.0 million of our common stock from time to time in “at-the-market” offerings. We will pay to the Sales Agent cash commissions of 3.0% of the gross proceeds of sales of common stock under the 2022 Sale Agreement. Through September 30, 2023, we issued 3,836,020 shares of our common stock at an average price of $55.22 per share in accordance with the 2022 Sale Agreement for aggregate net proceeds of $205.2 million, after payment of cash commissions to the Sales Agent and approximately $0.3 million related to legal, accounting and other fees in connection with the sales. In addition, sales of a substantial number of shares of our outstanding common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock. Persons who were our stockholders prior to our IPO continue to hold a substantial number of shares of our common stock that many of them are now able to sell in the public market. Significant portions of these shares are held by a relatively small number of stockholders. Sales by our stockholders of a substantial number of shares, or the expectation that such sales may occur, could significantly reduce the market price of our common stock.

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

10.1†	Letter Agreement (Second Amendment) to License and Collaboration Agreement by and between Registrant and Regeneron Pharmaceuticals, Inc., dated November 22, 2022. (1)

10.2†	Third Amendment to License and Collaboration Agreement by and between Registrant and Regeneron Pharmaceuticals, Inc., dated September 29, 2023. (1)

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

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

Dated: November 9, 2023

INTELLIA THERAPEUTICS, INC.

By:	/s/ John M. Leonard
John M. Leonard, M.D.
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Glenn G. Goddard
Glenn G. Goddard
Executive Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)