Form 10-K
period 2023-12-31
Intellia Therapeutics, Inc.
filed 2024-02-22
CIK 1652130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $3,565,071,688 as of June 30, 2023 (based on a closing price of $40.78 per share as quoted by the Nasdaq Global Market as of such date). In determining the market value of non-affiliate common stock, shares of the registrant’s common stock beneficially owned by officers, directors and affiliates have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The registrant had 96,106,405 shares of Common Stock, $0.0001 par value per share, outstanding as of February 16, 2024.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference certain information from the registrant’s definitive Proxy Statement for its 2024 annual meeting of shareholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year end of December 31, 2023. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

Intellia Therapeutics, Inc.

Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2023

Forward-looking Information

This Annual Report on Form 10-K contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may be identified by such forward-looking terminology as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. Our forward-looking statements are based on a series of expectations, assumptions, estimates and projections about our company, are not guarantees of future results or performance and involve substantial risks and uncertainty. We may not actually achieve the plans, intentions or expectations disclosed in these forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in these forward-looking statements. Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including the risks and uncertainties inherent in our statements regarding:

•
our ability to execute our clinical study strategy for NTLA-2001, our program for the treatment of transthyretin (“ATTR”) amyloidosis, including the ability to successfully complete our global Phase 3 study, or the success of such program;
•
our ability to execute our clinical study strategy for NTLA-2002, our program for the treatment of hereditary angioedema (“HAE”), including the ability to successfully complete our Phase 1/2 study and determine a recommended dose that can be advanced into later-stage studies, or the success of such program;
•
our ability to initiate and complete our Phase 3 study for NTLA-2002 for HAE and file a biologics license application or comparable marketing application within a certain time period;
•
our ability to execute our clinical study strategy for NTLA-3001, our program for the treatment of alpha-1 antitrypsin deficiency (“AATD”)-associated lung disease, including the ability to successfully initiate our Phase 1 study, or the success of such program;
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
•
our ability to advance our genome editing and therapeutic delivery capabilities, including our therapeutic delivery capabilities for tissues other than the liver;
•
the scope of protection we are able to develop, establish and maintain for intellectual property rights, including patents, trade secrets and license rights, covering our product candidates and technology;
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

Summary of the Material Risks Associated with Our Business

•
CRISPR/Cas9 genome editing technology has limited clinical validation and has only recently been approved for human therapeutic use. The approaches we are taking to discover and develop novel therapeutics using CRISPR/Cas9 systems are unproven and may never lead to marketable products. If we are unable to develop viable product candidates, achieve regulatory approval for any such product candidate or market and sell any products, we may never achieve profitability.
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
•
Under our license agreement with Caribou Biosciences, Inc. (“Caribou”), we sublicense a patent family from the Regents of the University of California and the University of Vienna that is co-owned by Dr. Emmanuel Charpentier (collectively, “UC/Vienna/Charpentier”). The outcome of ongoing legal proceedings, as well as potential future proceedings, related to this patent family may affect our rights under certain intellectual property sublicensed under our license agreement with Caribou.
•
We could be unsuccessful in obtaining or maintaining adequate patent protection for one or more of our products or product candidates, or asserting and defending our intellectual property rights that protect our products and technologies.

•
Third parties may have patent rights and other intellectual property rights that cover our product candidates, and we may be unable to avoid, obtain or invalidate patent rights owned by third parties that are necessary to develop, manufacture or commercialize our product candidates in one or more jurisdictions.
•
Our ability to generate revenue from product sales and become profitable is dependent on the success of our application of CRISPR/Cas9 technology for human therapeutic use, which is at a clinical stage of development and will require significant additional discovery efforts, preclinical testing and clinical studies and manufacturing capabilities, as well as applicable regulatory guidance regarding preclinical testing and clinical studies from the FDA and other similar regulatory authorities, before we can seek regulatory approval and begin commercial sales of any potential product candidates.
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

PART I

Item 1. Business

Overview

We are a leading clinical-stage gene editing company, focused on developing potentially curative therapeutics using CRISPR/Cas9-based technologies. CRISPR/Cas9, an acronym for Clustered, Regularly Interspaced Short Palindromic Repeats (“CRISPR”)/CRISPR associated 9 (“Cas9”), is a technology for genome editing, the process of altering selected sequences of genomic deoxyribonucleic acid (“DNA”). To fully realize the transformative potential of CRISPR/Cas9-based technologies, we are building a full-spectrum gene editing company, by leveraging our modular platform, to advance in vivo and ex vivo therapies for diseases with high unmet need by pursuing two primary approaches. For in vivo applications to address genetic diseases, we deploy CRISPR/Cas9 as the therapy. Our in vivo programs use CRISPR/Cas9 to enable precise editing of disease-causing genes directly inside the human body. In addition, we are advancing ex vivo applications to address immuno-oncology and autoimmune diseases, where we use CRISPR/Cas9 as the tool to create the engineered cell therapy. For our ex vivo programs, CRISPR/Cas9 is used to engineer human cells outside the body. Our deep scientific, technical and clinical development experience, along with our robust intellectual property (“IP”) portfolio, have enabled us to unlock broad therapeutic applications of CRISPR/ Cas9 and related technologies to create new classes of genetic medicine.

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

Our mission is to transform the lives of people with severe diseases by developing potentially curative genome editing treatments. We believe we can deliver on our mission and provide long-term benefits for all of our stakeholders by focusing on four key elements:

•
Develop potentially curative CRISPR/Cas9-based medicines;
•
Advance our science;
•
Be the best place to make therapies; and
•
Focus on long-term sustainability.

Our lead in vivo candidates, NTLA-2001 for the treatment of transthyretin (“ATTR”) amyloidosis and NTLA-2002 for the treatment of hereditary angioedema (“HAE”), are the first CRISPR/Cas9-based therapy candidates to be administered systemically, via intravenous (“IV”) infusion, for precision editing of a gene in a target tissue in humans. In addition, we are advancing multiple ex vivo programs, wholly owned and in collaboration with partners, for the treatment of immuno-oncology and autoimmune diseases.

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

Strategy

Our strategy is to advance our full-spectrum gene editing company, focused on developing and commercializing curative CRISPR/Cas9-based therapeutics, by leveraging our modular platforms. Our approach to realizing the broad potential of genome editing includes:

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

We believe these selection criteria position us to build a diversified pipeline, in which we are not reliant on any single delivery technology or editing approach for success. This approach has the potential to increase the probabilities of success in our initial indications and generate insights that will accelerate the development of additional therapeutic products. Specifically, we believe we can apply the learnings from our current programs to inform our selection of additional indications and targets of interest.

Aggressively Pursuing In Vivo Liver Indications to Develop Therapeutics with Our Proprietary Delivery System. For our in vivo indications, we select well-validated targets in diseases with significant unmet medical needs where there are predictive biomarkers, or measurable indicators of a biological condition or state, with strong disease correlation and where the CRISPR/Cas9 technology and our proprietary delivery tools can be applied towards developing novel therapeutics. Our current in vivo pipeline targets diseases of the liver. Our two lead clinical programs in development aim to treat ATTR amyloidosis and HAE. Both programs utilize our proprietary lipid nanoparticle (“LNP”) delivery system to knockout a target gene to halt production of an unwanted protein. In addition, we are developing therapeutic candidates that leverage our modular gene insertion platform to restore native protein for the treatment of the lung manifestation of alpha-1 antitrypsin deficiency (“AATD”), hemophilia A, hemophilia B, and additional disease indications.

Progressing Ex Vivo Therapeutic Programs. We are independently researching proprietary engineered cell therapies to treat various cancers and autoimmune diseases. We are deploying our LNP-based cell engineering platform and allogeneic technology, a first-of-its-kind engineering solution designed to avoid both T cell and natural killer (“NK”) cell-mediated rejection, to advance a pipeline of wholly owned and partnered ex vivo programs. We are pursuing targeting modalities, such as T cell receptors (“TCRs”) and chimeric antigen receptors (“CARs”), with broad potential in multiple immuno-oncology and autoimmune indications.

Continuing to Leverage Strategic Partnerships to Accelerate Clinical Development. We view strategic partnerships as important drivers for accelerating the achievement of our goal of rapidly developing potentially curative therapies. The potential application of the CRISPR/Cas9 system and derivative technologies is extremely broad, and we plan to continue to identify partners who can contribute meaningful resources and technical expertise to our programs and allow us to more rapidly bring scientific innovation to a broader patient population. For example, we continue to collaborate on in vivo programs with Regeneron Pharmaceuticals, Inc. (“Regeneron”), a leader in genetics-driven drug discovery and development, and to advance our collaborations with AvenCell Therapeutics, Inc. (“AvenCell”), a company with a world-leading clinical-stage universal chimeric antigen receptor T (“CAR-T”) cell platform; SparingVision SAS (“SparingVision”), a genomic medicine company developing vision saving treatments for ocular diseases; Kyverna Therapeutics, Inc. (“Kyverna”), a cell therapy company engineering a new class of therapies for autoimmune and inflammatory diseases; and ONK Therapeutics, Ltd. (“ONK”), a cell therapy company engineering a new class of NK cell therapies to treat cancer.

Growing Our Leadership Position in the Field of Genome Editing. We believe we have built the broadest and deepest gene editing toolbox, which enables us to select the best tools for each therapeutic application. We continue to invest internally in developing and deploying our platform capabilities, including innovative genome editing, delivery and cell engineering technologies to advance new therapeutic programs. We will also continue to explore accessing external technologies or opportunities to enhance our leadership position in developing innovative therapeutics.

Our Pipeline

The following table summarizes the status of our most advanced programs:

PROGRAM	APPROACH	Research and Preclinical	Early-Stage Clinical	Late-Stage Clinical	PARTNERS
***In Vivo*: CRISPR is the therapy**					
NTLA-2001: Transthyretin Amyloidosis	**Knockout**				LEAD Intellia Therapeutics; REGENERON
NTLA-2002: Hereditary Angioedema	**Knockout**				Intellia Therapeutics
NTLA-3001: AATD-Lung Disease	**Insertion**				Intellia Therapeutics
Hemophilia A / B**	**Insertion**				Intellia Therapeutics; REGENERON LEAD
Research Programs	**Knockout, insertion or repair**				Intellia Therapeutics
Research Programs	**Tissues outside the liver**				Intellia Therapeutics*; ReCode; REGENERON; SparingVision
***Ex Vivo*: CRISPR creates the therapy**					
Research Programs	**Allogeneic and other**				Intellia Therapeutics*; AvenCell; kyverna; ONK Therapeutics

Lead refers to lead development and commercial party
* Intellia is advancing both wholly owned and partnered programs.
** Hemophilia A program is in the research stage

Intellia Therapeutics

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

Limitations of Current Treatment Options

Currently, there are four therapies for the treatment of ATTRv-PN approved in the United States (“U.S.”), and five approved in most major markets outside of the U.S. While these therapies have shown the potential to slow or halt the progression of neuropathic symptoms, and in some patients lead to an improvement in symptoms, their approved prescribing instructions require them to be administered chronically for the life of the patient in order to sustain benefit. Additionally, patient response to these therapies varies. While some patients may experience symptomatic improvement after being treated with these therapies, the disease continues to progress in many of the treated patients, which highlights the continued need for efficacious and potentially curative therapies. At present, there is only one therapy approved for transthyretin amyloidosis with cardiomyopathy (“ATTR-CM”) (including both ATTRv-CM and ATTRwt-CM) which has shown the ability to improve patient outcomes, though most patients still appear to have the progressive disease. As with the treatments for ATTRv-PN, chronic, lifetime dosing is required to sustain the therapeutic effects.

Our Approach

NTLA-2001 is the first investigational CRISPR-based therapy to be systemically delivered to edit a target gene inside the human body. NTLA-2001 has the potential to become the first single-dose treatment for ATTR amyloidosis. It is designed to inactivate the TTR gene that encodes for the TTR protein. Delivered with our in vivo LNP technology, NTLA-2001 offers the possibility of halting and reversing the disease by driving a deep, consistent and potentially lifelong reduction in TTR protein after a single dose. Using this approach, we aim to address ATTR amyloidosis regardless of the disease manifestation. It has been clinically validated that a significant correlation between TTR protein reduction and therapeutic benefit exists. Additionally, these studies suggest that loss of TTR gene expression from the liver would be well-tolerated in adult humans. We believe our approach may improve patient outcomes by significantly and consistently reducing TTR protein after a single dose, as opposed to life-long, chronic therapy.

About the NTLA-2001 Clinical Program

The global, pivotal Phase 3 MAGNITUDE trial is a randomized, double-blind, placebo-controlled study to evaluate the efficacy and safety of NTLA-2001 in adults with ATTR-CM. We are actively enrolling patients, including in the U.S., and are on track to dose a first patient in the first quarter of 2024. The primary endpoint of the study is a composite of cardiovascular (“CV”)-related mortality and events. Patients will be randomized 2:1 NTLA-2001:placebo, with a single 55 mg infusion of NTLA-2001 administered. MAGNITUDE trial enrollment is ongoing and we are also actively preparing for a global pivotal Phase 3 study of NTLA-2001 for the treatment of ATTRv-PN in 2024.

Advancing to a Phase 3 study was supported by a Phase 1 study of NTLA-2001, which was a two-part, open-label study in adults with ATTR amyloidosis, either ATTR-CM or ATTRv-PN.

For both the ATTR-CM and ATTRv-PN arms of the Phase 1 study, the primary objectives were to assess the safety, tolerability, pharmacokinetics and pharmacodynamics of NTLA-2001. Patients received a single dose of NTLA-2001 via IV administration.

In November 2023, we announced new positive interim data from the Phase 1 study of NTLA-2001. Updated data from over 60 patients showed consistent, deep, and durable serum TTR reduction was achieved with a single dose of NTLA-2001, including in 29 patients who reached 12 months or more of follow-up as of the data cutoff date of May 11, 2023. Across all patients who received a dose of 0.3 mg/kg or higher (n=62), the median serum TTR reduction was 91% and the median absolute residual serum TTR concentration was 17 ug/mL at day 28. Across all patients and at all dose levels tested, NTLA-2001 was generally well tolerated, and the majority of adverse events were mild in severity. These interim data were presented at the 4th International ATTR Amyloidosis Meeting, held in Madrid, Spain. We plan to present updated data from the ongoing Phase 1 study in 2024.

NTLA-2001 has received orphan drug designation for the treatment of ATTR amyloidosis by both the European Commission (“EC”) and the U.S. Food and Drug Administration (“FDA”).

NTLA-2001 is the subject of a co-development and co-promotion (“Co/Co”) arrangement directed to our first collaboration target with Regeneron, ATTR (the “ATTR Co/Co”), for which we are the clinical and commercial lead party and Regeneron is the participating party. Regeneron shares in approximately 25% of worldwide development costs and commercial profits for the ATTR program. For more information regarding our collaboration with Regeneron, see the section below entitled “Collaborations - Regeneron Pharmaceuticals, Inc.”

Hereditary Angioedema (“HAE”) Program

Background

HAE is a rare, genetic disease characterized by severe, recurring and unpredictable inflammatory attacks in various organs and tissues of the body, which can be painful, debilitating and life-threatening. The most common areas of the body to develop swelling are the limbs, face, intestinal tract and airway. Minor trauma or stress may trigger an attack but swelling often occurs without a known trigger. Episodes involving the intestinal tract cause severe abdominal pain, nausea and vomiting. Swelling in the airway can restrict breathing and lead to life-threatening obstruction of the airway. The disease is caused by increased levels of bradykinin, a protein which leads to swelling. Most patients with HAE have a deficiency of C1 esterase inhibitor (“C1-INH”) protein, which normally prevents the overproduction of bradykinin that causes the recurring, debilitating and potentially fatal swelling attacks in people living with HAE. It is estimated that approximately one in 50,000 people are affected by HAE.

Limitations of Current Treatment Options

Current treatment options often include life-long therapies, which may require chronic IV or subcutaneous (“SC”) administration as often as twice per week, or daily oral administration to ensure constant pathway suppression for disease control. Despite chronic administration, breakthrough attacks still occur. Kallikrein inhibition is a clinically validated strategy for the preventive treatment of HAE attacks.

Our Approach

NTLA-2002 is our wholly owned candidate for the treatment of HAE. NTLA-2002 is designed to knock out the kallikrein B1 (“KLKB1”) gene in the liver, with the potential to permanently reduce total plasma kallikrein protein and activity, a key mediator of HAE. This investigational approach aims to prevent attacks for people living with HAE by providing continuous reduction of plasma kallikrein activity following a single dose. It also aims to eliminate the significant treatment burden associated with currently available HAE therapies.

About the NTLA-2002 Clinical Program

Our multi-national Phase 1/2 study is evaluating the safety, tolerability, activity, pharmacokinetics and pharmacodynamics of NTLA-2002 in adults with Type I or Type II HAE. This includes the measurement of kallikrein protein levels and activity, as well as HAE attack rate. The Phase 1 portion of the study was an open-label, single-ascending dose design. Two dose levels of NTLA-2002 were identified from Phase 1 for further evaluation in the Phase 2, randomized, placebo-controlled portion of the study.

In January 2024, we announced that enrollment and dosing was completed in the Phase 2 portion of the study. Data from the Phase 2 study will inform the dose of NTLA-2002 selected for the pivotal Phase 3 study. We expect to initiate the global pivotal Phase 3 study, including U.S. patients, in the second half of 2024, subject to regulatory feedback.

In January 2024, we also announced that positive interim results from the Phase 1 portion of the Phase 1/2 study were published in the New England Journal of Medicine. These results were first reported in June 2023 at the European Academy of Allergy and Clinical Immunology Hybrid Congress. Across all ten patients, a 95% mean reduction in monthly attack rate was observed after a single dose of NTLA-2002 through the latest follow-up. The median duration of follow-up was 9.0 months (range of 5.6 - 14.1 months). At all three dose levels evaluated in the Phase 1 portion of the study, NTLA-2002 was well tolerated, and the most frequent adverse events reported were mild, transient infusion-related reactions and fatigue. We plan to present updated data from the Phase 1 and new data from the Phase 2 portion of the study in 2024.

We have received five regulatory designations for NTLA-2002, including orphan designation in the European Union (“EU”) granted by the EC in November 2023. NTLA-2002 was also granted orphan designation and Regenerative Medicine Advanced Therapy (“RMAT”) designation by the FDA, the Innovation Passport by the United Kingdom (“U.K.”) Medicines and Healthcare products Regulatory Agency (“MHRA”) as well as access to the Priority Medicine (“PRIME”) program by the European Medicines Agency (“EMA”). Access to the PRIME program is granted by the EMA to drug candidates that may offer a major therapeutic advantage over existing treatments or that benefit patients without treatment options.

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

Limitations of Current Treatment Options

There are multiple therapies approved by the FDA to treat patients with emphysema caused by hereditary AATD. All marketed therapies are plasma-derived alpha-1 proteinase inhibitors (alpha-1 antitrypsin) given through IV infusion, with the goal of augmenting naturally-occurring low levels of A1AT. To maintain benefit, current therapies are usually given weekly for the duration of a patient’s lifetime. Currently marketed therapies may slow the progression of disease and lung dysfunction, but there remains high unmet need for more effective, and less burdensome, therapies that can further slow, halt, or even reverse disease progression.

Our Approach

NTLA-3001 is our wholly owned, first-in-class CRISPR-mediated in vivo targeted gene insertion development candidate for the treatment of AATD-associated lung disease. It is designed to precisely insert a healthy copy of the SERPINA1 gene, which encodes the A1AT protein, with the potential to restore permanent expression of functional A1AT protein to therapeutic levels after a single dose. Our approach seeks to improve patient outcomes, including eliminating the need for weekly IV infusions of A1AT augmentation therapy or lung transplant in severe cases. In December 2023, we submitted a clinical trial application (“CTA”) to initiate a first-in-human, Phase 1 study of NTLA-3001 and plan to dose the first patient in 2024.

In Vivo Research Programs

We continue to work on various liver-focused programs, such as hemophilia A and hemophilia B, which we are co-developing with Regeneron, as well as other liver targets, which we are working on both independently and in partnership with Regeneron, that would leverage our wide-ranging gene editing capabilities to knockout, insert and make consecutive edits to the genome.

We are further advancing editing and delivery strategies to expand the reach of CRISPR-based gene editing to tissues outside of the liver. For example, we have presented preclinical data establishing proof-of-concept for non-viral genome editing of bone marrow and hematopoietic stem cells (“HSCs”) in mice. This represented our first demonstration of systemic in vivo genome editing in bone marrow using our proprietary non-viral delivery platform. We believe these results extend our modular in vivo capabilities to treat inherited blood disorders such as sickle cell disease. In September 2023, we entered into an expanded research collaboration with Regeneron to develop additional in vivo CRISPR-based gene editing therapies focused on neurological and muscular diseases. In addition, we are collaborating with SparingVision to develop novel genomic medicines utilizing CRISPR/Cas9 technology for the treatment of ocular diseases.

Ex Vivo Programs

We are advancing multiple preclinical programs, wholly owned and in collaboration with partners, utilizing our allogeneic platform for the treatment of immuno-oncology and autoimmune diseases. Our proprietary allogeneic cell engineering platform is designed to avoid both T cell- and NK cell-mediated rejection, a key unsolved challenge with other investigational allogeneic approaches.

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
•
We are advancing engineered CAR and TCR cells as immuno-oncological therapies.
•
In addition, we strategically partner with others who possess complementary capabilities or technologies to bring forth innovative engineered cell therapy candidates outside of our core areas of focus. This includes collaborations with AvenCell and Kyverna, who are leveraging our ex vivo allogeneic cell engineering platform to develop novel CAR-T cell therapy candidates for a variety of therapeutic indications, as well as ONK to advance CRISPR-edited NK cell therapy candidates.

Ex Vivo Research Programs

We are researching engineered cell therapies to treat a range of hematological and solid tumors. We are pursuing modalities, such as TCRs and CARs, with broad potential in multiple indications. We are advancing efforts for allogeneic therapies to move from liquid to solid tumors. Our researchers are developing and improving cell-engineering manufacturing and delivery processes that, we believe, may allow us to deliver T cell therapies with high levels of editing, robust levels of cell expansion, desirable memory phenotypes, improved function and no translocations above background levels.

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

Our proprietary allogeneic solution to create engineered T cells with high anti-tumor activity may be uniquely capable of persisting in the patient to maintain durable responses. Notably, a novel combination of gene edits, including knockout of specific human leukocyte antigen (“HLA”) Class II and some HLA proteins while retaining other HLA proteins, yielded T cells capable of avoiding rejection by host T and NK cells in preclinical models. With our approach, we are able to pursue a simplified HLA matching strategy between healthy donor T cells and recipient patients, allowing for the development of an “off-the-shelf” therapy that addresses the majority of the patient population with only a small set of donors. Our allogeneic platform is being deployed for investigational TCR-T and CAR-T cell therapies.

Our genome editing capabilities include a novel, proprietary cytosine deaminase base editor technology. We have demonstrated the technology’s potential for enhanced cell engineering, with multiple simultaneous gene knockouts achieving >90% T cell editing efficiency and no detectable increase in translocation above background levels.

Our Genome-Editing Platform

Our robust genome-editing platform forms the foundation of our full-spectrum therapeutic product pipeline based on CRISPR/Cas9 and derivative technologies. Our modular platform is based on our proprietary components that can serve both in vivo and ex vivo programs, as well as our delivery technologies that can be used in either program type. In addition to the components described below, we believe we have developed robust, high volume (high throughput) capabilities centering around enabling strategic target identification and validation that we believe will provide us with a competitive advantage in creating successful therapeutic products.

We are committed to staying at the forefront of the genome editing revolution and will continue to advance our technology platform through a mix of both internal research and development and external opportunities in order to potentially serve more patients across a broad set of diseases. With proprietary CRISPR/Cas9-based technology at the core of our platform, we have built a comprehensive set of editing and delivery tools to expand our current solutions for therapeutic application. These additions include our proprietary base editor, as well as novel CRISPR-derivative enzymes, which provide us with the capabilities to achieve multiple editing strategies.

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

Types of Edits

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

Gene Insertion

While knockout edits can be made using solely a Cas9 protein and gRNA, other kinds of editing, involving repair and insertion, additionally require a template DNA that contains a desired genomic sequence that may be inserted or used to correct a patient’s original sequence. For ex vivo applications, in addition to delivering a Cas9-gRNA complex to cleave the cellular DNA sequence at the desired location, the desired DNA template may be delivered by physical means such as LNP in combination with a Cas9-gRNA complex, or by other means such as viral vectors or chemical means. For in vivo applications, we have developed combination approaches for delivering the editing machinery by LNP, and the repair and insertion templates by adeno-associated virus (“AAV”) vectors. We are independently advancing our in vivo gene insertion platform for multiple genes of interest to treat a variety of diseases, such as AATD, and working closely with Regeneron to advance programs for the treatment of hemophilia A and hemophilia B. We have demonstrated in NHP and rodent preclinical models the ability to precisely insert a gene, including SERPINA1 and Factor 9 (“F9”) , to produce normal human levels of the missing protein.

In February 2024, Regeneron and Intellia announced the clearance by the FDA of an investigational new drug (“IND”) application to initiate a clinical trial for our investigational in vivo CRISPR-based F9 gene insertion program for people living with hemophilia B. A Phase 1, first-in-human study is expected to begin in mid-2024. Regeneron leads development and commercialization of hemophilia A and B programs in collaboration with us.

DNA Writing Technology

Our DNA writing technology may enable a range of precise editing strategies. These strategies include targeted corrections, insertions, deletions, and the full range of single-nucleotide changes, which could provide new ways to edit disease-causing genes and broaden the therapeutic potential for genomic medicines.

In Vivo Delivery

We are focusing our initial in vivo applications in the liver, where we deliver the CRISPR/Cas9 therapy intravenously to patients using our proprietary LNP platform.

Our proprietary LNPs encapsulate the therapeutic cargo, providing it with stability, selective delivery, improved pharmacologic properties and controlled circulation time. Our therapeutic cargo is designed to degrade relatively quickly, resulting in transient expression of Cas9. We see multiple advantages of using LNPs as an in vivo delivery vehicle, particularly as optimized by us for delivery of the CRISPR/Cas9 system or its components. First, LNPs have been clinically validated as an effective delivery vehicle of therapeutic nucleic acids to the liver after IV administration. LNPs have shown to have favorable tolerability in humans, with toxicities being dose-dependent, monitorable and reversible. Additionally, LNPs are chemically well-defined and have a completely synthetic route of manufacture, which permits greater scalability, product quality and controls. LNPs are tunable, do not exhibit cargo size limitations and can co-formulate different nucleic acid components, such as messenger RNA and gRNAs. There is no pre-existing immunity to the LNP or limiting de novo immunity after dosing, allowing for repeat dosing as required by the therapeutic approach. We are currently advancing our programs using our proprietary LNP delivery system, which uses a set of biodegradable, well-tolerated lipids, based on lipids originally developed by Novartis Institutes for BioMedical Research, Inc. (“Novartis”) and in-licensed by us for use with all genome editing technologies, including CRISPR/Cas9 products. To date, we have successfully demonstrated well-tolerated in vivo editing in various animal models, including in mouse, rat and NHP livers, with a single dose of systemically delivered LNPs. In addition, we have moved into late-stage human clinical trials using LNPs as the delivery mechanism. Based on interim data reported from the first-in-human study of NTLA-2001, we have also successfully demonstrated that LNP delivery of CRISPR/Cas9 is well-tolerated in humans.

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

Regeneron Pharmaceuticals, Inc. (“Regeneron”)

In April 2016, we entered into a license and collaboration agreement with Regeneron (as amended from time to time, the “2016 Regeneron Agreement”). The 2016 Regeneron Agreement has two principal components: (i) a product development component under which the parties will research, develop and commercialize CRISPR/Cas-based therapeutic products primarily focused on genome editing in the liver, and (ii) a technology collaboration component, pursuant to which we and Regeneron will engage in research-related activities aimed at discovering and developing novel technologies and improvements to CRISPR/Cas technology to enhance our genome editing platform. Under this agreement, we also may access the Regeneron Genetics Center and proprietary mouse models to be provided by Regeneron for a limited number of our liver programs.

We amended the 2016 Regeneron Agreement in May 2020 to, among other things, (a) extend the technology collaboration, and related target selection rights, until April 2024, which Regeneron has since further extended to April 2026; (b) increase the number of exclusive in vivo targets to which Regeneron may develop CRISPR/Cas-based therapeutic products to fifteen; and (c) grant Regeneron a non-exclusive license under certain of our IP to independently develop and commercialize up to 10 CRISPR/Cas-based ex vivo gene edited products made using certain defined cell types. In September 2023, we further amended the 2016 Regeneron Agreement (the “2023 Regeneron Amendment”) to expand the research and development collaboration to develop additional in vivo CRISPR-based gene editing therapies focused on neurological and muscular diseases. The expanded research and development collaboration will leverage our proprietary Nme2 CRISPR/Cas9 genome editing systems adapted for viral vector delivery and designed to precisely modify a target gene and Regeneron’s proprietary antibody-targeted AAV vectors and delivery systems. Under the 2023 Regeneron Amendment, the companies will collaborate to research and develop products directed to two in vivo non-liver targets initially; each party will have the opportunity to lead potential development and commercialization for one product candidate, and the party that is not leading development and commercialization will have the option to enter into a co-development and co-commercialization agreement for the target.

We also have entered into three co-development and co-funding agreements with Regeneron, specifically the ATTR Co/Co and co-development and co-funding agreements for the treatment of hemophilia A and hemophilia B (the “Hemophilia Co/Co”) agreements. Our collaboration with Regeneron under the ATTR Co/Co and Hemophilia Co/Co agreements is described above in the section entitled “Our Pipeline – In Vivo Research Programs”.

In October 2023, Regeneron notified us that it was exercising its one-time option to extend the technology collaboration term for an additional two years (the “2024 Technology Collaboration Extension”), until April 2026, in exchange for a nonrefundable payment of $30.0 million due in April 2024. Refer to Note 9 to our consolidated financial statements of this Annual Report on Form 10-K for a detailed description of the terms related to the 2016 Regeneron Agreement and the 2020 Regeneron Amendment.

AvenCell Therapeutics, Inc. (“AvenCell”)

AvenCell was formed in July 2021 as a joint venture between us, Cellex Cell Professionals GmbH (“Cellex”) and funds managed by Blackstone Life Sciences Advisors L.L.C. (“BXLS”). As part of our contribution to AvenCell, we entered into a license and collaboration agreement (the “AvenCell LCA”), under which we are collaborating with AvenCell to develop allogeneic universal CAR-T cell therapies and which granted AvenCell a license to develop and commercialize genome edited universal CAR-T cell therapies (limited to its use with their switchable, universal CAR-T cell UniCAR and RevCAR platforms). In exchange for the license, we received a 33.33% equity interest in AvenCell at the time of the initial closing.

In July 2021, we also entered into a co-development and co-funding agreement to co-develop and co-commercialize allogeneic universal CAR-T cell products for an immuno-oncology indication (the “AvenCell Co/Co”), which we terminated in November 2022 as a result of re-prioritizing our ex vivo programs. Our obligations under the terminated agreement were completed in the second quarter of 2023. We have one option to enter into an additional co-development and co-funding agreement for a payment of $30.0 million to AvenCell.

Refer to Notes 9 and 10 to our consolidated financial statements of this Annual Report on Form 10-K for additional information related to the terms of the agreements between us and AvenCell.

SparingVision SAS (“SparingVision”)

In October 2021, we entered into a license and collaboration agreement with SparingVision, a genomic medicine company developing vision saving treatments for ocular diseases, to develop novel genomic medicines utilizing CRISPR/Cas9 technology for the treatment of ocular diseases. We granted SparingVision exclusive rights to our proprietary in vivo CRISPR/Cas9-based genome editing technology for up to three ocular targets addressing diseases with significant unmet medical need. In addition, the parties are collaborating to research and develop novel self-inactivating AAV vectors and LNP-based product candidates to address delivery of CRISPR/Cas9 genome editing reagents to the retina. SparingVision will lead and fund the preclinical and clinical development for the genome editing product candidates pursued under the collaboration. We will also be eligible to receive certain research, development and commercial milestone cash payments (up to approximately $200.0 million per product) as well as royalties on potential future sales of products arising from the collaboration. We will have an option to obtain exclusive U.S. commercialization rights for product candidates arising from two of three collaboration targets.

Refer to Notes 9 and 10 to our consolidated financial statements of this Annual Report on Form 10-K for additional information related to the terms of the agreement between us and SparingVision.

Kyverna Therapeutics, Inc. (“Kyverna”)

In December 2021, we entered into a licensing and collaboration agreement with Kyverna, a cell therapy company engineering a new class of therapies for autoimmune and inflammatory diseases, for the development of an allogeneic CD19 CAR-T cell therapy for the treatment of a variety of B cell-mediated autoimmune diseases. We granted Kyverna rights to our proprietary ex vivo CRISPR/Cas9-based allogeneic platform for the development of KYV-201, an allogeneic CD19 CAR-T cell investigational candidate for the treatment of select autoimmune diseases. Kyverna will lead and fund preclinical and clinical development for KYV-201 and we will be eligible to receive certain development and commercial milestone payments, as well as low-to-mid-single-digit royalties on potential future sales. We may also exercise an option to lead U.S. commercialization for KYV-201 under a co-development and co-commercialization agreement. If we choose to co-develop and co-commercialize KYV-201, we will pay an opt-in fee of $5.0 million and share in 50% of development costs and future net profit and/or loss arising from commercializing KYV-201 in the U.S. Kyverna would retain all rights outside of the U.S., and we would receive low-to-mid-single-digit royalties on net sales generated outside of the U.S.

Refer to Notes 9 and 10 to our consolidated financial statements of this Annual Report on Form 10-K for additional information related to the terms of the agreement between us and Kyverna.

ONK Therapeutics, Ltd (“ONK”)

In February 2022, we announced a license, collaboration and option agreement with ONK for the development of engineered NK cell therapies to cure patients with cancer. The agreement grants ONK a non-exclusive license to our proprietary ex vivo CRISPR/Cas9-based genome editing platform and our LNP-based delivery technologies for development of up to five allogeneic NK cell therapies. ONK will be responsible for preclinical and clinical development for the engineered NK cell therapies enabled by the agreement. We will be eligible to receive up to $184.0 million per product in development and commercial milestone payments, as well as up to mid-single-digit royalties on potential future sales. In addition, the agreement grants us options to co-develop and co-commercialize up to two products worldwide with rights to lead commercialization in the U.S. Refer to Notes 9 and 10 to our consolidated financial statements of this Annual Report on Form 10-K for additional information related to the terms of the agreement between us and ONK.

Rewrite Therapeutics Inc. (“Rewrite”)

On February 2, 2022, we entered into an Agreement and Plan of Merger with, inter alia, Rewrite Therapeutics, Inc. (the “Rewrite Merger Agreement”). Under the Rewrite Merger Agreement, we agreed to pay Rewrite’s former stockholders and option holders (the “Rewrite Holders”) (a) upfront consideration in an aggregate amount of approximately $45.0 million payable in cash, excluding customary purchase price adjustments, and (b) up to an additional $155.0 million in milestone payments, including $55.0 million upon the achievement of certain pre-specified research milestones and $100.0 million upon achievement of a certain regulatory approval milestone, payable through a mixture of $130.0 million in cash and $25.0 million in shares of common stock. In September 2022, Rewrite merged into Intellia, with Intellia as the surviving entity. In January 2023, a $25.0 million research milestone was achieved and, in February 2023, we paid the Rewrite Holders a mixture of cash and 567,045 shares of common stock in order to fulfill this obligation.

ReCode Therapeutics, Inc. (“ReCode”)

On February 15, 2024, we announced a strategic collaboration with ReCode Therapeutics, Inc. (“ReCode”), a clinical-stage genetic medicines company, to develop novel genomic medicines for the treatment of cystic fibrosis (“CF”). CF is a genetic disease caused by mutations in the CFTR gene, leading to the accumulation of thick mucus in the lungs, digestive systems and other organs. CF can result in life-threatening infections, respiratory failure and other serious complications.

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

Our licensed patent portfolio encompasses foundational filings on the use of CRISPR/Cas9 systems for genome editing, improvement modifications of these CRISPR systems, including base editor and DNA writing technologies, LNP technologies, TCRs for specific targets, and cell expansion technology relevant to stem cell-based therapies. We access these patent estates from licensors, including Caribou Biosciences, Inc. (“Caribou”) and others.

In addition to our in-licensed IP, our IP portfolio includes over 70 patent families filed since 2015 covering solely or jointly owned technologies that we have developed independently or through our collaboration with Regeneron. The patent families claim inventions relating to CRISPR/Cas9 improvements, methods for delivering CRISPR/Cas9 complexes, methods of treating diseases using CRISPR/Cas9 genome editing, and methods for analyzing editing events, among others. Patents resulting from our internal portfolio, if issued, would expire no earlier than 2036.

We actively apply for, maintain, and plan to defend and enforce, as needed, our internally developed and externally licensed patent rights. Furthermore, we continue to search for and evaluate opportunities to in-license IP relevant to our therapeutic programs and platforms and to develop and acquire new IP in collaboration with third parties.

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

The licensed Caribou patent portfolio includes several U.S. and foreign patents and patent applications owned or licensed by Caribou, including over 50 patent applications in the U.S. and internationally, related to the CRISPR/Cas platform and an exclusive sublicense in our field of use to the Regents of the University of California (“UC”) and University of Vienna’s (“Vienna”) rights in U.S. and foreign patents and patent applications covering the CRISPR/Cas9 technology, which they co-own with Dr. Emmanuelle Charpentier (collectively, the “UC/Vienna/Charpentier IP”). In July 2015, we exercised our option to include in the licensed Caribou patent portfolio the U.S. and foreign patent and patent applications owned or controlled by Pioneer Hi-Bred International (“Pioneer”) and its affiliates. We have the right to grant sublicenses to the licensed Caribou patent portfolio to third parties in our field of use. Caribou retains the right to practice the licensed IP in all other fields, including for its own specific therapeutic product candidates outside our field of use. The UC/Vienna/Charpentier IP and Pioneer IP, and our rights to the same, are further described below.

We have agreed to pay 30.0% of Caribou’s patent prosecution, filing and maintenance costs for the IP included in the license agreement, which has amounted to a total of $9.1 million incurred through December 31, 2023. Any patents that grant or have granted from these applications will expire in or after 2034, assuming payment of necessary maintenance fees. We also granted Caribou an exclusive, royalty-free, worldwide license, with the right to sublicense, to any CRISPR/Cas9 patents, patent applications and know-how in Caribou’s retained fields of use owned or developed by us between July 16, 2014 and January 30, 2018. Caribou, which is obligated to pay a portion of our patent filing, prosecution and maintenance costs for any such licensed IP, also has an option to sublicense any CRISPR/Cas9 IP in-licensed by us for uses and activities in its retained field of use.

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

In June 2021, we executed a Leaseback Agreement (“Leaseback”) with Caribou, concluding an arbitration between us and Caribou in which an arbitration panel found that Caribou had violated the terms of the Caribou License. The arbitration panel required us to grant Caribou an equitable “leaseback” to use certain IP exclusively licensed to us in Caribou’s ongoing CB-010 program.

The Regents of the University of California and the University of Vienna Intellectual Property

The UC/Vienna/Charpentier IP covers methods of use and compositions relating to engineered CRISPR/Cas9 systems for, among other things, cleaving or editing DNA and altering gene product expression in various organisms, including humans. The earliest claimed priority date for the patents in the UC/Vienna/Charpentier IP is May 25, 2012. As of December 31, 2023, this family includes over 50 issued patents in the U.S. and over 30 granted patents outside the U.S., including for example the U.K., Australia, China, Japan, Israel, Mexico and the approximately 40 countries that are members of the European Patent Convention. Applications continue to be prosecuted in the United States Patent and Trademark Office (“USPTO”) and other patent agencies across the world. Patents issued from this family will expire in or after 2033, if successfully maintained.

In April 2013, Caribou entered into an exclusive, worldwide license in all fields, with the right to sublicense, for this patent family with UC/Vienna solely under UC/Vienna ownership rights. Caribou’s license remains in effect for the life of the last-to-expire patent or last-to-be-abandoned patent application licensed, whichever is later. Through our license agreement with Caribou, we have an exclusive sublicense to UC/Vienna’s interest in this foundational CRISPR/Cas9 patent family for use in human therapeutics, except for anti-fungal and anti-microbial uses as defined in the license agreement as our field of use. For therapeutic products covered by this license and their companion diagnostics, we will owe mid-single-digit royalties on net sales. We may also be subject to additional milestone payments in the future. Caribou has the right to terminate its agreement with UC/Vienna at any time or the agreement may be terminated by UC/Vienna due to an uncured material breach. We cannot guarantee that Caribou will maintain the UC/Vienna license for its full term. Should the license between Caribou and UC/Vienna be terminated for any reason, any compliant Caribou sublicenses as of the termination date will remain in effect and will be assigned to UC/Vienna in place of Caribou. Specifically, if we are in compliance with our obligations under our sublicense and Caribou and UC/Vienna terminate their agreement, UC/Vienna would replace Caribou as our licensor.

On June 25, 2019, the USPTO’s Patent Trial and Appeal Board (the “PTAB”) declared another interference between the UC/Vienna/Charpentier and certain patents issued to the Broad Institute, Massachusetts Institute of Technology, and the President and Fellows of Harvard College (collectively, the “Broad Institute patent family” or the “Broad”), which claim aspects of CRISPR/Cas9 systems and methods to edit genes in eukaryotic cells, including human cells. An interference is an adversarial proceeding conducted by the PTAB to determine who was the first to invent a particular invention claimed in U.S. patents and patent applications owned by different parties and in this situation, to determine which research group first invented the use of the CRISPR/Cas9 technology in eukaryotic cells and, therefore, is entitled to the patents covering the invention. On August 26, 2019, the PTAB redeclared the interference to include additional UC/Vienna/Charpentier patent applications covering the invention that had also been found allowable by the USPTO. As of December 31, 2023, the interference involved 14 allowable patent applications from the UC/Vienna/Charpentier eukaryotic patent family and 13 patents and one patent application from the Broad Institute patent family. The PTAB held a hearing in this interference on February 4, 2022. On February 28, 2022, the PTAB issued a Decision of Priority and Judgment in the patent interference finding that the Broad patents and application have priority over the UC/Vienna/Charpentier involved applications with respect to the subject matter of the interference. On March 30, 2022, UC/Vienna/Charpentier filed a notice of appeal in the Broad Interference, and the Broad Institute has cross-appealed.

In addition, the PTAB has instituted and completed the motions phase in interferences between the same 14 allowable patent applications in the UC/Vienna/Charpentier portfolio, and certain patent rights owned by ToolGen, Inc. (“ToolGen”), and certain patent rights owned by Sigma-Aldrich Co. LLC, a Merck KGaA subsidiary (“Sigma-Aldrich”). In both interferences, ToolGen and Sigma-Aldrich, respectively, purport that their patent rights cover the use of CRISPR/Cas9 for gene editing in eukaryotic cells. Both interferences are stayed pending a decision from the Court of Appeals for the Federal Circuit in the Broad Interference. If either the Broad, ToolGen or Sigma-Aldrich were to succeed in their respective interference, the prevailing party or parties could seek to assert its issued patents against us based on our CRISPR/Cas9-based activities, including product commercialization. Defense of these claims, regardless of their merit, would involve substantial litigation expense, would be a substantial diversion of management and other employee resources from our business and may impact our reputation. In the event of a successful claim of infringement against us, we may have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, obtain one or more licenses from third parties, pay royalties, delay launch or redesign our infringing products, which may not be feasible or require substantial time and monetary expenditure. In that event, we may be unable to further develop and commercialize one or more of our product candidates, which could harm our business significantly.

Pioneer Hi-Bred International (DuPont Company) Intellectual Property

Pioneer, including the DuPont Company, have licensed to Caribou on a worldwide basis, various patent families relating to CRISPR/Cas systems, components and methods of use generally and CRISPR/Cas9 specifically in certain fields, which include Intellia’s field of use under our license agreement with Caribou. In July 2015, we exercised our option under the license agreement with Caribou to sublicense these Pioneer patent families in our field of use. The license from Pioneer to Caribou will expire upon the expiration, abandonment or invalidation of the last patent or patent application licensed from Pioneer to Caribou.

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

Invention Management Agreement

On December 15, 2016, we entered into a Consent to Assignments, Licensing and Common Ownership and Invention Management Agreement (the “Invention Management Agreement”), with UC, Vienna, Dr. Charpentier, Caribou, CRISPR Therapeutics AG, ERS Genomics Ltd. and TRACR Hematology Ltd. Under the Invention Management Agreement, Dr. Charpentier retroactively consented to UC/Vienna’s CRISPR/Cas9 license to Caribou as well as Caribou’s sublicensing to Intellia certain of its rights to the UC/Vienna/Charpentier CRISPR/Cas9 IP, subject to the restrictions of our license from Caribou. Under the agreement, the parties commit to maintain and coordinate the prosecution, defense and enforcement of the CRISPR/Cas9 foundational patent portfolio worldwide, and each of the co-owners of the IP grants cross-consents to all existing and future licenses and sublicenses based on the rights of another co-owner. The Invention Management Agreement also includes retroactive approval by certain parties of certain prior assignments of interests in patent rights to other parties, and provides for, among other things, (i) good faith cooperation among the parties regarding patent maintenance, defense and prosecution, (ii) cost-sharing arrangements, and (iii) notice of and coordination in the event of third party infringement of the subject patents. Unless earlier terminated by the parties, the Invention Management Agreement will continue in effect until the later of the last expiration date of the UC/Vienna/Charpentier patents underlying the CRISPR/Cas9 technology, or the date on which the last underlying patent application is abandoned.

Manufacturing

We have entered into certain manufacturing and supply arrangements with third party suppliers to support production of our product candidates and their components. In addition, we have entered into a lease to build out a new manufacturing facility in Waltham, Massachusetts, which would support good manufacturing practice (“GMP”) manufacturing for preclinical through commercial supply. We plan to continue to rely on qualified third party organizations and our own capabilities to produce or process bulk compounds, formulated compounds, viral vectors or engineered cells for IND-supporting activities and to supply materials for clinical trials. We expect that clinical and commercial quantities of any in vivo product or engineered cells that we may seek to develop will be manufactured in GMP compliant facilities and by processes that comply with FDA and other regulatory agency requirements. At the appropriate time in the product development process of each product candidate, we will determine whether to use our internal manufacturing capabilities and facilities or continue to rely on third parties to manufacture commercial quantities of such products that we may successfully develop.

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

Specific to our NTLA-2001 program, we are aware of other companies that are currently commercializing or developing products and therapies used to treat ATTR amyloidosis, including Alnylam Pharmaceuticals, Inc., AstraZeneca Pharmaceuticals LP, BridgeBio Pharma Inc., Ionis Pharmaceuticals, Inc., Metagenomi Technologies, LLC, Novo Nordisk A/S and Pfizer, Inc.

Specific to our NTLA-2002 program, we are aware of other companies that are currently commercializing or developing products used to treat HAE including ADARx Therapeutics, Inc., Astria Therapeutics Inc., BioCryst Pharmaceuticals Inc., BioMarin Pharmaceutical Inc., CSL Limited, Ionis Pharmaceuticals, Inc., KalVista Pharmaceuticals, Inc., Pharming Group N.V., Pharvaris N.V. and Takeda Pharmaceutical Company Limited.

Competitors in our efforts to provide other genetic therapies to patients can be grouped into at least three sets based on their product discovery platforms:

Our platform and product foci are on the development of therapies using CRISPR-based technologies. Genome editing companies focused on CRISPR-based technologies include: Beam Therapeutics Inc., Caribou Biosciences, Inc., CRISPR Therapeutics AG, Editas Medicine, Inc., Metagenomi Technologies, LLC, Prime Medicine, Inc., ToolGen, Inc. and Verve Therapeutics Inc.

There are also companies developing therapies using additional gene-editing technologies, which include Allogene Therapeutics, Inc., bluebird bio, Inc., Cellectis S.A., Homology Medicines, Inc., Poseida Therapeutics, Inc., Precision Biosciences, Inc., Prime Medicine, Inc. and Sangamo Therapeutics, Inc.

We are also aware of companies developing therapies in various areas related to our specific research and development programs. For ex vivo, these companies include Allogene Therapeutics, Inc., Cellectis S.A., CRISPR Therapeutics AG and Precision BioSciences, Inc. For in vivo, these companies include CRISPR Therapeutics AG, Editas Medicine, Inc., Excision Biotherapeutics, Inc., Locus Biosciences, Inc., Metagenomi Technologies, LLC, Precision Biosciences, Inc. and Verve Therapeutics Inc.

Our competitors will also include companies that are or will be developing other genome editing methods as well as small molecules, biologics, in vivo gene therapies, engineered cell therapies and nucleic acid-based therapies for the same indications that we are targeting with our CRISPR/Cas9-based therapeutics.

Government Regulation and Product Approval

As a biopharmaceutical company, we are subject to extensive legal and regulatory requirements. For example, we need approval from regulatory agencies for our clinical studies, development, manufacturing, distribution, exportation and importation, commercialization, marketing and reimbursement relating to our products and product candidates. Relevant regulatory authorities include, but are not limited to, the FDA, the EMA, the EC, EU Member State agencies, such as Germany’s Paul Ehrlich Institute (“PEI”), and other countries’ similar agencies, such as the MHRA, as well as health technology assessment bodies and public authorities responsible for market access and pricing, such as the U.K. National Institute of Health and Care Excellence (“NICE”).

We expect our future in vivo and ex vivo product candidates to be regulated as biologics. Biological products are subject to regulation under the Food, Drug and Cosmetic (“FD&C”) Act and the Public Health Service Act (“PHS Act”), and other federal, state, local and foreign statutes and regulations. Both the FD&C Act and the PHS Act and their corresponding regulations govern, among other things, the testing, manufacturing, safety, efficacy, labeling, packaging, storage, record keeping, distribution, reporting, advertising and other promotional practices involving drug and biological products. As is the case for all investigational products, before clinical testing of biological products in the U.S. may begin, we must submit an IND application to the FDA, which reviews the clinical protocol and other information, and the IND application must become effective before clinical trials may begin. Prior to initiating clinical trials in foreign countries, CTAs or other equivalent applications, similar to IND applications, must be approved.

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

Within the FDA, the Center for Biologics Evaluation and Research (“CBER”) regulates biological products, including gene and cell therapies. CBER’s Office of Therapeutic Products (“OTP”) is responsible for oversight of gene therapy and related products, and the Cellular, Tissue and Gene Therapies Advisory Committee (“CTGTAC”) advises CBER on its reviews. Human gene therapy products are defined as all products that mediate their effects by transcription or translation of transferred genetic material or by specifically altering host (human) genetic sequences. Some examples of gene therapy products include nucleic acids, genetically modified microorganisms (e.g., viruses, bacteria, fungi), engineered site-specific nucleases used for human genome editing, and ex vivo genetically modified human cells. FDA has published guidance documents related to, among other things, gene therapy products in general and their preclinical assessment, potency or other quality testing, and chemistry, manufacturing and control information in gene therapy IND applications, and long-term adverse event monitoring of clinical trial subjects; all of which are intended to facilitate industry’s development of these products. More recently and as part of the implementation of the 21st Century Cures Act, FDA has issued a number of guidances pertaining to regenerative medicine advanced therapies, which include cell therapy, therapeutic tissue engineering products, human cell and tissue products and combination products using any such therapies or products. Additionally, gene therapies, including genetically modified cells, that lead to a durable modification of cells or tissues may meet the definition of a regenerative medicine therapy. A number of guidances have been revised to reflect the growing knowledge and incorporation of newer technology, including certain considerations for genome editing. A small, but growing number of gene therapy products, including gene editing therapies, have been approved by regulatory agencies.

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
•
payment of user fees for FDA review of the BLA (unless a fee waiver applies, such as for product candidates designated as orphan drugs); and
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

Post-approval clinical trials, sometimes referred to as Phase 4 clinical trials, may be conducted after initial marketing approval. These clinical trials are used to gain additional evidence about the treatment of patients in the intended therapeutic indication, particularly for long-term safety follow-up. The FDA typically advises that sponsors observe subjects for potential gene therapy-related delayed adverse events for up to a 15-year period after administration, including a minimum of five years of annual examinations followed by ten years of annual queries, either in person or by questionnaire.

During all phases of clinical development, regulatory agencies require extensive monitoring and auditing of all clinical activities, clinical data, and clinical trial investigators. Annual progress reports detailing the status of the clinical trials must be submitted to the FDA. Written IND safety reports must be promptly submitted to the FDA and the investigators for serious and unexpected adverse events that are associated with the use of the product candidate, any findings from other trials, tests in laboratory animals or in vitro testing that suggest a significant risk for human subjects, or any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. The sponsor must submit an IND safety report within 15 calendar days after the sponsor determines that the information qualifies for reporting. The sponsor also must notify the FDA of any unexpected fatal or life-threatening suspected adverse reaction within seven calendar days after the sponsor’s initial receipt of the information.

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

Expedited Development and Review Programs

In the U.S. and the EU, as well as in other countries, there are a number of programs to expedite development, review and approval of products for serious or life-threatening disease or condition that address an unmet medical need in the relevant regulatory jurisdiction. In the U.S., these FDA programs include Fast Track Designation, priority review, accelerated approval, Breakthrough Therapy designation and Regenerative Medicine Advanced Therapies. Similar programs in the EU include accelerated assessment, conditional approval and the PRIME program.

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

A biological product can also obtain pediatric market exclusivity in the U.S. Pediatric exclusivity, if granted, adds six months to existing exclusivity periods for all formulations, dosage forms, and indications of the biologic. This six-month exclusivity, which runs from the end of other exclusivity protection, may be granted based on the voluntary completion of a pediatric study in accordance with an FDA-issued “Written Request” for such a study, provided that at the time pediatric exclusivity is granted there is not less than nine months of term remaining.

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
•
the U.S. federal physician payment transparency requirements, sometimes referred to as the “Physician Payments Sunshine Act,” created under the ACA, and their implementing regulations, which require manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually, to the Centers for Medicare and Medicaid Services (“CMS”), information related to payments or other “transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain other licensed healthcare practitioners, and teaching hospitals, as well as ownership and investment interests held by physicians, other healthcare providers, and their immediate family members. Failure to submit required information may result in civil monetary penalties for all payments, transfers of value or ownership or investment interests that are not timely, accurately, and completely reported in an annual submission;
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

In the event we decide to conduct clinical trials or enroll subjects in our future clinical trials, we may be subject to additional privacy restrictions. In the EU, the General Data Protection Regulation (“GDPR”) regulates the collection, use, storage, disclosure, transfer or other processing of personal data, including personal health data. The GDPR covers any business, regardless of its location, that provides goods or services to residents in the EU and, thus, could incorporate our activities in EU Member States. The GDPR imposes strict requirements on controllers and processors of personal data, including special protections for “sensitive information,” which includes health and genetic information of individuals residing in the EU, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, ensuring certain accountability measures are in place and taking certain measures when engaging third party processors. The GDPR grants individuals the opportunity to object to the processing of their personal data, allows them to request deletion of personal data in certain circumstances, and provides the individual with an express right to seek legal remedies in the event the individual believes his or her rights have been violated. Further, the GDPR imposes strict rules on the transfer of personal data out of the EU to regions that have not been deemed to offer “adequate” privacy protections. Failure to comply with the requirements of the GDPR and the related national data protection laws of the EU Member States, which may deviate slightly from the GDPR, may result in warning letters, mandatory audits and financial penalties, including fines of up to 4% of annual global revenues, or €20,000,000, whichever is greater. As a result of the GDPR, we may be required to put in place additional mechanisms ensuring compliance with the new data protection rules, including as implemented by individual countries.

Further to the U.K.’s exit from the EU on January 31, 2020, the U.K. incorporated the GDPR (as it existed on December 31, 2020 but subject to certain U.K. specific amendments) into U.K. law, referred to as the U.K. GDPR. The U.K. GDPR and the U.K. Data Protection Act 2018 set out the U.K.’s data protection regime, which is independent from but currently still aligned to the EU’s data protection regime. Non-compliance with the U.K. GDPR may result in monetary penalties of up to £17.5 million or 4% of worldwide revenue, whichever is higher. Although the U.K. is regarded as a third country under the EU’s GDPR, the U.K. is recognized as providing adequate protection under the EU GDPR and, therefore, transfers of personal data originating in the EU to the U.K. remain unrestricted. Likewise, the U.K. government has confirmed that personal data transfers from the U.K. to the European Economic Area (“EEA”), which consists of the EU Member States, plus Norway, Liechtenstein and Iceland remain free flowing.

In California, the California Consumer Privacy Act (“CCPA”) requires covered businesses to comply with specific privacy and security obligations, such as providing disclosures to consumers in California about such companies’ data collection, use and sharing practices, and providing consumers the ability to opt-out of certain sales or transfers of personal information, and providing consumers with a private right of action for certain data breaches. Further, the California Privacy Rights Act (“CPRA”) substantially modifies the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information and by establishing a state agency vested with the authority to enforce the CCPA. The CPRA also creates additional obligations with respect to the processing of personal information, including regulating personal information collected about employees, applicants and retirees as well as that which is collected in a business-to-business capacity.

Several other U.S. states have either passed or enacted privacy legislation similar to the CCPA, which incorporate similar concepts of the CCPA, but contain key differences in the scope, application, and enforcement which may complicate compliance efforts.

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

Regulation in the European Union

Clinical Trial Approval

In April 2014, the EU adopted the new Clinical Trials Regulation, (EU) No 536/2014, which replaced the previous Clinical Trials Directive 2001/20/EC on 31 January 2022. The Clinical Trials Regulation is directly applicable in all EU Member States meaning no national implementing legislation in each EU Member State is required. The Clinical Trials Regulation aims to simplify and streamline the approval of clinical trials in the EU. The main characteristics of the Regulation include: a streamlined application procedure via a single-entry point through the Clinical Trials Information System (“CTIS”); a single set of documents to be prepared and submitted for the application as well as simplified reporting procedures for clinical trial sponsors; and a harmonized procedure for the assessment of applications for clinical trials, which is divided in two parts (Part I contains scientific and medicinal product documentation and Part II contains the national and patient-level documentation). Part I is assessed by a coordinated review by the competent authorities of all EU Member States in which an application for authorization of a clinical trial has been submitted (Member States concerned) of a draft report prepared by a Reference Member State. Part II is assessed separately by each Member State concerned. Strict deadlines have been established for the assessment of CTAs. The role of the relevant ethics committees in the assessment procedure continues to be governed by the national law of the concerned EU Member State, however, overall related timelines are defined by the Clinical Trials Regulation. The Clinical Trials Regulation also provides for simplified reporting procedures for clinical trial sponsors.

Marketing Authorization

In the EU, medicinal products, including advanced therapy medicinal products (“ATMPs”), are subject to extensive pre- and post-market regulation by regulatory authorities at both the EU and national levels. ATMPs comprise gene therapy products, somatic cell therapy products and tissue engineered products. We anticipate that our gene therapy development products would be regulated as ATMPs in the EU.

To obtain regulatory approval of our medicinal products in the EU, we must submit a marketing authorization application (“MAA”) to the EMA.

The centralized procedure provides for the grant of a single marketing authorization by the EC that is valid throughout the EU, and in the additional member states of the EEA (Iceland, Norway and Liechtenstein). Pursuant to Regulation (EC) No. 726/2004, the centralized procedure is compulsory for specific products, including for medicines produced by certain biotechnological processes, products designated as orphan medicinal products, ATMPs, and products with a new active substance indicated for the treatment of certain diseases, including products for the treatment of cancer, HIV or AIDS, diabetes, neurodegenerative disorders, autoimmune and other immune dysfunctions and viral diseases. For those products for which the use of the centralized procedure is not mandatory, applicants may elect to use the centralized procedure where either the product contains a new active substance indicated for the treatment of diseases other than those listed above, or where the applicant can show that the product constitutes a significant therapeutic, scientific or technical innovation or for which the centralized procedure is in the interest of patients at an EU level.

Specifically, the grant of marketing authorization in the EU for ATMPs is governed by Regulation (EC) No. 1394/2007 on ATMPs, read in combination with Directive 2001/83/EC on medicinal products. Regulation (EC) No. 1394/2007 lays down specific rules concerning the authorization, supervision, and pharmacovigilance of gene therapy medicinal products, somatic cell therapy medicinal products, and tissue engineered products. Manufacturers of ATMPs must demonstrate the quality, safety, and efficacy of their products to the Committee for Advanced Therapies (“CAT”), at the EMA, which conducts a scientific assessment of the MAA and provides an opinion regarding the MAA for an ATMP.

The Committee for Medicinal Products for Human Use (“CHMP”), established at the EMA, is responsible for issuing a final opinion on whether an ATMP meets the required quality, safety and efficacy requirements, and whether the product has a positive benefit/risk profile. Under the centralized procedure in the EU, the maximum timeframe for the evaluation of an MAA by the EMA is 210 days from receipt of a valid MAA, excluding clock stops when additional information or written or oral explanation is to be provided by the applicant in response to questions of the CHMP. Clock stops may extend the timeframe of evaluation of an MAA considerably beyond 210 days. Where the CHMP gives a positive opinion, it provides the opinion, together with supporting documentation, to the EC, who make the final decision to grant a marketing authorization, which is issued within 67 days of receipt of the EMA’s recommendation. Accelerated evaluation may be granted by the CHMP in exceptional cases, when a medicinal product is expected to be of major interest from the point of view of public health and, in particular, from the viewpoint of therapeutic innovation. If the CHMP accepts such a request, the time frame of 210 days for assessment will be reduced to 150 days (excluding clock stops), but it is possible that the CHMP may revert to the standard time limit for the centralized procedure if it determines that the application is no longer appropriate to conduct an accelerated assessment.

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

Orphan Designation and Exclusivity

Products with an orphan designation in the EU will, upon the grant of a marketing authorization for such orphan product, receive ten years of market exclusivity, during which time no “similar medicinal product” for the same indication may be placed on the market. A “similar medicinal product” is defined as a medicinal product containing a similar active substance or substances as contained in an authorized orphan medicinal product, and which is intended for the same therapeutic indication. An orphan product can also obtain an additional two years of market exclusivity in the EU where an agreed Pediatric Investigation Plan (“PIP”) for pediatric studies has been complied with. No extension to any supplementary protection certificate (“SPC”) can be granted on the basis of pediatric studies for orphan indications.

The criteria for designating an orphan medicinal product in the EU are similar in principle to those in the U.S. Under Article 3 of Regulation (EC) 141/2000, a medicinal product may be designated as an orphan medicinal product if it is intended for the diagnosis, prevention or treatment of (1) a life-threatening or chronically debilitating condition; (2) either (a) such condition affects no more than five in 10,000 persons in the EU when the application is made; or (b) it is unlikely that the product, without the benefits derived from orphan status, would generate sufficient return in the EU to justify the necessary investment in its development; and (3) there exists no satisfactory method of diagnosis, prevention or treatment of such condition authorized for marketing in the EU, or if such a method exists, the product will be of significant benefit to those affected by the condition, as defined in Regulation (EC) 847/2000. Orphan medicinal products are eligible for financial incentives such as reduction of fees or fee waivers and are, upon grant of a marketing authorization, entitled to ten years of market exclusivity for the approved therapeutic indication. The application for orphan designation must be submitted before the application for marketing authorization. The applicant will receive a fee reduction for the MAA if the orphan drug designation has been granted, but not if the designation is still pending at the time the MAA is submitted. Orphan designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

The ten-year market exclusivity may be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for orphan designation, for example, if the product is sufficiently profitable not to justify maintenance of market exclusivity. Additionally, marketing authorization may be granted to a similar medicinal product for the same therapeutic indication as an authorized orphan product at any time if:

•
the second applicant can establish that its product, although similar to an authorized orphan product, is safer, more effective or otherwise clinically superior to such authorized product;
•
the marketing authorization holder for the authorized orphan product consents to a second orphan medicinal product application; or
•
the marketing authorization holder for the authorized orphan product cannot supply enough orphan medicinal product.

Pediatric development

In the EU, companies developing a new medicinal product must agree upon a PIP with the EMA and must conduct pediatric clinical trials in accordance with that PIP, unless a waiver applies, (e.g., because the relevant disease or condition occurs only in adults). This requirement also applies when a company wants to add a new indication, pharmaceutical form or route of administration for a medicine that is already authorized. The MAA for the product must include the results of pediatric clinical trials conducted in accordance with the PIP, unless a waiver applies, or a deferral has been granted, in which case the pediatric clinical trials must be completed at a later date. Products that are granted a marketing authorization on the basis of the pediatric clinical trials conducted in accordance with the PIP are eligible for a six month extension of the protection under a SPC provided an application for such extension is made at the same time as filing the SPC application for the product, or at any point up to two years before the SPC expires, even where the trial results are negative. This pediatric reward is subject to specific conditions and is not automatically available when data in compliance with the PIP are developed and submitted.

Post-approval controls

The holder of a marketing authorization must establish and maintain a pharmacovigilance system and appoint an individual qualified person for pharmacovigilance, who is responsible for oversight of that system. Key obligations include expedited reporting of suspected serious adverse reactions and submission of periodic safety update reports (“PSURs”).

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

The manufacturing of authorized medicinal products, for which a separate manufacturer’s license is mandatory, must also be conducted in strict compliance with the applicable EU laws, regulations and guidance, including Directive 2001/83/EC, Directive 2017/1572, Regulation (EC) No 726/2004 and the European Commission Guidelines for Good Manufacturing Practice. These requirements include compliance with EU cGMP standards when manufacturing medicinal products and active pharmaceutical ingredients, including the manufacture of active pharmaceutical ingredients outside of the EU with the intention to import the active pharmaceutical ingredients into the EU.

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

The EC introduced legislative proposals in April 2023 that, if implemented, will replace the current regulatory framework in the EU for all medicines (including those for rare diseases and for children). The EC has provided the legislative proposals to the European Parliament and the European Council for their review and approval. In October 2023, the European Parliament published draft reports proposing amendments to the legislative proposals, which will be debated by the European Parliament. Once the EC’s legislative proposals are approved (with or without amendment), they will be adopted into EU law.

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

Brexit and the Regulatory Framework in the United Kingdom

The U.K. formally left the EU on January 31, 2020. The EU and the U.K. have concluded a trade and cooperation agreement (“TCA”), which was provisionally applicable since January 1, 2021 and has been formally applicable since May 1, 2021. The TCA includes specific provisions concerning pharmaceuticals, which include the mutual recognition of GMP, inspections of manufacturing facilities for medicinal products and GMP documents issued, but does not provide for wholesale mutual recognition of U.K. and EU pharmaceutical regulations. At present, Great Britain has implemented EU legislation on the marketing, promotion and sale of medicinal products through the Human Medicines Regulations 2012 (as amended) (under the Northern Ireland Protocol, the EU regulatory framework currently continues to apply in Northern Ireland). The regulatory regime in Great Britain therefore currently aligns with EU regulations in many ways, however it is possible that these regimes will diverge more significantly in the future now that Great Britain’s regulatory system is independent from the EU.

The MHRA in the U.K. established a new medicines approval pathway following Brexit, known as the Innovative Licensing and Access Pathway (“ILAP”), which aims to accelerate the time to market and facilitate patient access to certain types of medicinal products in development which target a life-threatening or seriously debilitating condition, or where there is a significant patient or public health need. The first step in the ILAP is receipt of an Innovation Passport, which allows for enhanced engagement with the MHRA and its partner agencies. Once an Innovation Passport has been granted, the next step in the pathway is the preparation of a target development profile (“TDP”) document by the MHRA and the U.K.’s health technology assessment agencies. The TDP sets out the regulatory and development milestones, identifies potential issues and creates a roadmap to achieving early patient access in the U.K. The TDP also gives access to a toolkit where a number of tools can be selected as needed for a particular medicine or stage of development. These tools include rolling review of an MAA, whereby data can be submitted for review on a rolling basis as it becomes available.

On January 1, 2024, a new international recognition framework was put in place by the MHRA, under which the MHRA may have regard to decisions on the approval of marketing authorizations made by the EMA and certain other regulators.

On February 27, 2023, the U.K. government and the EC announced a political agreement in principle to replace the Northern Ireland Protocol with a new set of arrangements, known as the “Windsor Framework”. This new framework fundamentally changes the existing system under the Northern Ireland Protocol, including with respect to the regulation of medicinal products in the U.K. In particular, the MHRA will be responsible for approving all medicinal products destined for the U.K. market (Great Britain and Northern Ireland), and the EMA will no longer have any role in approving medicinal products destined for Northern Ireland. A single U.K.-wide marketing authorization will be granted by the MHRA for all medicinal products to be sold in the U.K., enabling products to be sold in a single pack and under a single authorization throughout the U.K. The Windsor Framework was approved by the EU-U.K. Joint

Committee on March 24, 2023, so the U.K. Government and the EU will enact legislative measures to enact it into law. On June 9, 2023, the MHRA announced that the medicines aspects of the Windsor Framework will apply from January 1, 2025.

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

Coverage and Reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of any biological product for which we obtain regulatory approval. In the U.S. and markets in other countries, patients who are prescribed treatments for their conditions and providers performing the prescribed services generally rely on third party payors to reimburse all or part of the associated healthcare costs. Patients are unlikely to use our products unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of our products. Sales of any products for which we receive regulatory approval for commercial sale will therefore depend, in part, on the availability of coverage and adequate reimbursement from third party payors. Third party payors include government authorities, managed care providers, health maintenance organizations, private health insurers and other organizations. Coverage and reimbursement by a third party payor may depend upon a number of factors, including the third party payor’s determination that use of a product is:

•
a covered benefit under its health plan;
•
safe, effective and medically necessary;
•
appropriate for the specific patient;
•
cost-effective; and
•
neither experimental nor investigational.

In the U.S., no uniform policy of coverage and reimbursement for biological products, including gene and cellular therapy products, exists among third party payors. As a result, obtaining coverage and reimbursement approval for such a product from a government or other third party payor is a time-consuming and costly process that could require us to provide to each payor supporting scientific, clinical and cost-effectiveness data regarding the products’ clinical benefits and risks on a payor-by-payor basis, with no assurance that coverage and adequate reimbursement will be obtained. Even if we obtain coverage for a given product, the resulting reimbursement payment rates might not be adequate for us to achieve or sustain profitability or may require co-payments that patients find unacceptably high. Additionally, third party payors may not cover, or provide adequate reimbursement for, long-term follow-up evaluations required following the use of our gene-modifying products. Patients are unlikely to use, and health care providers may not prescribe, our product candidates unless coverage is provided, and reimbursement is adequate to cover a significant portion of the product’s cost to the patient. Because our product candidates may have a higher cost of goods than conventional therapies, and may require long-term follow up evaluations, the risk that coverage and reimbursement rates may be inadequate for us to achieve profitability may be greater. Moreover, increasing efforts by governmental and third party payors in the U.S. and abroad to cap or reduce healthcare costs may cause such organizations to limit both coverage and the level of reimbursement for biological products and, as a result, they may not cover or provide adequate payment for our product candidates. In addition, we expect to experience pricing pressures in connection with the sale of any of our product candidates upon their approval due to the trend toward managed healthcare, the increasing influence of health maintenance organizations, cost containment initiatives and additional legislative changes. For these reasons, there is significant uncertainty related to coverage and reimbursement of our future products. It is difficult to predict at this time what third party payors will decide with respect to the coverage and reimbursement for our product candidates.

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

For example, in 2010, the ACA was enacted in the U.S. The ACA includes measures that have significantly changed, and are expected to continue to significantly change, the way healthcare is financed by both governmental and private insurers. Among the provisions of the ACA of greatest importance to the pharmaceutical industry are that the ACA:

•
subjects biological products to potential competition by biosimilars;

•
increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program;

•
created a Medicare Part D coverage gap discount program, in which manufacturers must agree to provide a 70% point‑of‑sale discount off the negotiated price of applicable branded drugs to eligible beneficiaries during their coverage gap period, as a condition for a manufacturer’s outpatient drugs being covered under Medicare Part D;

•
extended a manufacturer’s Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;

•
expanded the entities eligible for discounts under the 340B Drug Discount Program;

•
imposed an annual, nondeductible fee and tax on any entity that manufactures or imports certain branded prescription drugs, apportioned among these entities according to their market share in certain government healthcare programs; and

•
established mechanisms to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.

Other legislative changes relevant to the healthcare system have been adopted in the U.S. since the ACA was enacted.

•
In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress that include aggregate reductions of Medicare payments to providers of 2% per fiscal year, which remain in effect through 2031.
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
•
On March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. Due to the Statutory Pay-As-You-Go Act of 2010, estimated budget deficit increases resulting from the American Rescue Plan Act of 2021, and subsequent legislation, Medicare payments to providers will be further reduced starting in 2025 absent further legislation. These laws and regulations may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.

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

•
In August 2022, the Inflation Reduction Act of 2022 (the “IRA”) was signed into law. The IRA includes several provisions that will impact our business to varying degrees, including provisions that create a $2,000 out-of-pocket cap for Medicare Part D beneficiaries, impose new manufacturer financial liability on all drugs in Medicare Part D, allow the U.S. government to negotiate Medicare Part B and Part D pricing for certain high-cost drugs and biologics without generic or biosimilar competition, require companies to pay rebates to Medicare for drug prices that increase faster than inflation, and delay the rebate rule that would require pass through of pharmacy benefit manager rebates to beneficiaries. Further, under the IRA, orphan drugs are exempted from the Medicare drug price negotiation program, but only if they have one orphan designation and for which the only approved indication is for that disease or condition. If a product receives multiple orphan designations or has multiple approved indications, it may not qualify for the orphan drug exemption. The implementation of the IRA is currently subject to ongoing litigation challenging the constitutionality of the IRA’s Medicare drug price negotiation program. The effect of the IRA on our business and the healthcare industry in general is not yet known.
•
In addition, President Biden has issued multiple executive orders that have sought to reduce prescription drug costs. In February 2023, the Department of Health and Human Services also issued a proposal in response to an October 2022 executive order from President Biden that includes a proposed prescription drug pricing model that will test whether targeted Medicare payment adjustments will sufficiently incentivize manufacturers to complete confirmatory trials for drugs approved through FDA’s accelerated approval pathway. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the Biden administration may reverse or otherwise change these measures, both the Biden administration and Congress have indicated that they will continue to seek new legislative measures to control drug costs.

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

Diversity, Equity and Inclusion. As we continue to grow as an organization, we remain dedicated to championing a culture that celebrates diversity and fosters collaboration inside the organization and in our community. Through our partnerships, we can build key relationships in our community and help pave the way for those wanting to pursue a career in the biotechnology industry. We are committed to increasing representation of underrepresented minorities at Intellia, particularly in leadership roles. Our recruiting team underwent bias awareness training, and we have sponsored career fairs and conferences at organizations focused on underrepresented communities to ensure we continue to attract the best talent and increase representation. In addition, current employees are participating in unconscious bias training throughout the year. We continue to expand our DEI efforts with the launch of Employee Resource Groups (“ERGs”) which are voluntary, employee-led groups focused on fostering a diverse, inclusive workplace aligned with ONE Intellia. They are led and participated in by employees who share a characteristic, whether by identity or interest. The groups exist to provide support and help in personal or career development and to create a safe space where employees can bring their whole selves to the table. Coworkers are also invited to join the ERG to support their colleagues. Our team of Senior and Executive Vice Presidents is 54% female and 31% are ethnically diverse. Overall, as of February 16, 2024, our employee population consists of 54% women and 46% men.

Compensation and Benefits, Health and Wellness. We are committed to equitable pay, irrespective of gender, race, ethnicity, or sexual orientation, and conduct comprehensive pay-equity analyses on a semi-annual basis. We offer competitive benefits, including competitive salaries, excellent health insurance, and a 401(k) match. We are committed to pay equity, regardless of race, color, religion, gender, national origin, age, sexual orientation, marital or veteran status, disability, or any other legally protected status.

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

Employees

As of February 16, 2024, we had 526 full-time employees, 414 of whom were primarily engaged in research and development activities and 160 of whom have an M.D. or Ph.D. degree.

Our Corporate Information

We were incorporated under the laws of the State of Delaware in May 2014 under the name AZRN, Inc. and amended our certificate of incorporation in July 2014 to change our name from AZRN, Inc. to Intellia Therapeutics, Inc. Our principal executive offices are located at 40 Erie Street, Suite 130, Cambridge, Massachusetts 02139. Our telephone number is (857) 285-6200, and our website is located at www.intelliatx.com. References to our website are inactive textual references only and the content of our website should not be deemed incorporated by reference into this Annual Report on Form 10-K.

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

A copy of our Corporate Governance Guidelines, Code of Conduct and Business Ethics and the charters of the Audit Committee, Compensation and Talent Development Committee and Nominating and Corporate Governance Committee are posted on our website, www.intelliatx.com, under “Investors & Media”.

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. In evaluating us and our business, careful consideration should be given to the following risk factors, in addition to the other information set forth in this Annual Report on Form 10-K for the year ended December 31, 2023 and in other documents that we file with the SEC. If any of the following risks and uncertainties actually occurs, our business, prospects, financial condition and results of operations could be materially and adversely affected. The risks described below are not intended to be exhaustive and are not the only risks facing us. New risk factors can emerge from time to time, and we cannot predict the impact that any factor or combination of factors may have on our business, prospects, financial condition and results of operations.

Risks Related to Our Business

Risks Related to Preclinical and Clinical Development

CRISPR/Cas9 genome editing technology has only recently been clinically validated for human therapeutic use. The approaches we are taking to discover and develop novel therapeutics using CRISPR/Cas9 systems are unproven and may never lead to marketable products. If we are unable to develop viable product candidates, achieve regulatory approval for any such product candidate or market and sell any product candidates, we may never achieve profitability.

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

Successful development of products by us will require solving a number of issues, including developing or obtaining technologies to safely deliver a therapeutic agent into target cells within the human body or engineer human cells while outside of the body such that the modified cells can have a therapeutic effect when delivered to the patient, optimizing the efficacy and specificity of such products, and ensuring and demonstrating the therapeutic selectivity, efficacy, potency, purity and safety of such products. There can be no assurance we will be successful in solving any or all of these issues. With regards to CRISPR/Cas9-based therapies specifically, we are in clinical-stage development for NTLA-2001 and NTLA-2002 and advancing towards clinical testing for our other in vivo and ex vivo product candidates. Although one CRISPR/Cas9-edited ex vivo therapy has been recently approved in the United States (“U.S.”) and European Union (“EU”), no genome editing in vivo therapy has been approved in the U.S., EU countries or other key jurisdictions, and the potential to successfully obtain approval for any of our CRISPR/Cas9 product candidates remains unproven.

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

All of our programs are still in the discovery, preclinical or clinical stage. Our current and future product candidates will require preclinical and clinical activities and studies, regulatory review and approval in each jurisdiction in which we intend to market the products, substantial investment, establishing manufacturing capabilities, access to sufficient commercial manufacturing capacity and significant marketing efforts before we can generate any revenue from product sales. Before obtaining marketing approval from regulatory authorities for the sale of a product candidate, we must conduct extensive clinical trials to demonstrate the safety, purity, potency and efficacy of the product in humans. It is impossible to predict when or if any of our programs will prove effective and safe in humans or will receive regulatory approval. Preclinical and clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. We may be unable to establish clinical endpoints that regulatory authorities consider clinically meaningful, and a clinical trial can fail at any stage. The outcome of preclinical testing and clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain approval of their products.

Successful completion of clinical trials is a prerequisite to submitting a Biologics License Application (“BLA”) to the U.S. Food and Drug Administration (“FDA”), and similar applications to comparable foreign regulatory authorities, for each product candidate and, consequently, the ultimate approval and commercial marketing of any product candidates. We do not know whether any of our clinical trials will begin or be completed on schedule, if at all. In addition, the regulatory requirements for later phase clinical trials, such as pivotal trials, are generally more stringent than earlier phase clinical trials, such as Phase 1 trials. We may not meet the requirements of regulatory authorities, such as the FDA, for initiating later phase clinical trials for our product candidates, which could delay the development of our product candidates, including the submission of a BLA or comparable marketing application.

Because these are new therapeutic approaches, discovering, developing, manufacturing and commercializing our product candidates may subject us to a number of challenges or delays in completing our preclinical studies and initiating or completing clinical trials. We also may experience numerous unforeseen events during, or as a result of, any current or future clinical trials that we conduct, which could delay or prevent our ability to receive marketing approval or commercialize our product candidates, including:

•
challenges in obtaining regulatory authorization or approval to conduct clinical trials in the U.S. from the FDA through an investigational new drug (“IND”) application or from other regulatory agencies outside the U.S., such as the United Kingdom (“U.K.”) Medicines and Healthcare products Regulatory Agency (“MHRA”) or the European Medicines Agency (“EMA”), through corresponding applications, such as a clinical trial application, a Clinical Trial Notification or a Clinical Trial Exemption, because these agencies have very limited or no experience with the clinical development of CRISPR/Cas9-based therapeutics, particularly in vivo therapeutics, which may require additional significant testing or data compared to more traditional therapies or otherwise delay the development of our product candidates;
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
•
animal models may not exist, or available animal models may be inadequate, for some of the human diseases we choose to pursue in our programs, or the preclinical studies we perform as part of our programs;
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
•
the FDA or other regulatory authorities may revise the requirements for authorizing our clinical trials or approving our product candidates, or their interpretation of the authorization or approval requirements may not be what we anticipate or require us to adopt a Risk Evaluation and Mitigation Strategy (“REMS”) or similar requirements as a condition of approval; and
•
we may not ultimately obtain regulatory approval for a BLA, or corresponding applications outside the U.S., such as a marketing authorization application in the U.K. and other similar regulatory authorities, such as the EMA, which may have very limited or no experience with the clinical development of CRISPR/Cas9-based therapeutics, particularly in vivo therapeutics.

We could also encounter delays if a clinical trial is suspended or terminated by us, the IRBs of the institutions in which such trials are being conducted, the relevant ethics committee or the FDA or other relevant regulatory authorities, or if the Data Monitoring Committee (“DMC”) for such trial recommends such suspension or termination. Such authorities may impose or recommend such a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities, resulting in the imposition of a clinical hold, manufacturing or quality control issues, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product or treatment, failure to establish or achieve clinically meaningful trial endpoints, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. Many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also lead to a delay in submitting a BLA or comparable marketing application or ultimately lead to the denial of regulatory approval of our product candidates. Further, the FDA or other regulatory authorities may disagree with our clinical trial design and our interpretation of data from clinical trials or may change the requirements for approval even after they have reviewed and commented on the design for our clinical trials.

Additionally, because our in vivo technology potentially involves genome editing across multiple cell and tissue types, we are subject to many of the challenges and risks that other genome editing therapeutics and gene therapies face, including:

•
regulatory guidance regarding the requirements governing gene and genome editing therapy products have changed and may continue to change in the future, including, e.g., the finalized guidance document titled “Human Gene Therapy Products Incorporating Human Genome Editing” that the FDA issued in January 2024;
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

To date, most human clinical trials utilizing either in vivo or ex vivo CRISPR-based therapeutics, including our clinical trials for NTLA-2001 for transthyretin (“ATTR”) amyloidosis and NTLA-2002 for hereditary angioedema (“HAE”), are still at a clinical stage, with only one ex vivo CRISPR-based therapeutic product approved in December 2023 in the U.S. and EU. We have ongoing clinical trials in various countries for NTLA-2001 and NTLA-2002 for patients with ATTR amyloidosis and HAE, respectively. There is no certainty that the FDA or other similar agencies will continue to apply to all our CRISPR/Cas9 product candidates the same regulatory pathway and requirements it is applying to other in vivo therapies or ex vivo engineered therapeutics.

In addition, if any product candidates encounter safety or efficacy problems, development delays, regulatory issues or other problems, our development plans and business could be significantly harmed. For the reasons described above, among others, regulatory bodies, particularly the FDA, have requested, and may request in the future, additional preclinical studies for genome editing products, such as additional studies related to toxicology, biodistribution or reproductive health, and/or preclinical studies earlier in clinical development compared to other therapeutic modalities. Although the FDA cleared the INDs that we have submitted, it is possible that the FDA may impose requirements that result in a delay of any of our programs, including our submission of a BLA or comparable marketing application, or their regulatory approval. For example, following the March 2023 IND clearance for NTLA-2002, the FDA requested supplemental preclinical data related to the inclusion of female patients of child-bearing potential. We expect to submit these data in advance of the planned Phase 3 trial, which will complement the clinical data collected from female patients of child-bearing potential dosed in the ongoing Phase 1/2 study. We cannot guarantee the timing or outcome of these preclinical studies or whether the FDA may require that additional preclinical studies be conducted before commencement of our Phase 3 trial for NTLA-2002. If we are unable to complete the required studies satisfactorily, the FDA or other regulatory bodies could require that we exclude certain patient populations from clinical studies, place our clinical studies on hold, or require us to cease further clinical studies or deny approval of such product candidates. Further, competitors that are developing in vivo or ex vivo products with similar technology may experience problems with their product candidates or programs that could in turn cause us to identify problems with our product candidates and programs, or cause the FDA or other regulatory bodies to impose additional requirements, that could cause us to delay or pause development of our product candidates. Any of these occurrences may harm our ability to identify and develop product candidates, and may harm our business, financial condition, results of operations and prospects significantly.

We may experience manufacturing delays or other issues that prevent us from executing the clinical trials for NTLA-2001, NTLA-2002, NTLA-3001 or our other product candidates on the timeline we expect. Moreover, we cannot guarantee that the FDA, MHRA, the New Zealand Medicines and Medical Devices Safety Authority, or other regulatory authorities will not change their requirements in the future or approve amendments to our INDs or equivalent regulatory filings, including for NTLA-2001, NTLA-2002, NTLA-3001 or our other product candidates on the timeline we expect.

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

From time to time, we may disclose interim data from our clinical trials, such as the interim results of our ongoing Phase 1 study of NTLA-2001 or Phase 1/2 study of NTLA-2002 or planned Phase 1 study of NTLA-3001. Interim data from clinical trials that have not been completed are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available or as patients from our clinical trials continue other treatments for their disease. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Consequently, interim data should be viewed with caution until we make the final data and analysis available.

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

We are at a clinical stage of development and our technology and approach has not yet led, and may never lead, to the approval or commercialization of any of our product candidates, including NTLA-2001 for ATTR amyloidosis or NTLA-2002 for HAE, or for other product candidates, including NTLA-3001 for alpha-1 antitrypsin deficiency, being deemed appropriate for clinical development and ultimately approval by a regulatory agency. Even if we are successful in building our pipeline of product candidates, completing clinical development, establishing the necessary manufacturing processes and capabilities, obtaining regulatory approvals and commercializing product candidates will require substantial additional funding and are subject to the risks of failure inherent in therapeutic product development. Investment in biopharmaceutical product development involves significant risk that any potential product candidate will fail to demonstrate acceptable safety and efficacy profiles, gain regulatory approval, or become commercially viable.

We cannot provide any assurance that we will be able to successfully advance any of our product candidates, including NTLA-2001, NTLA-2002, NTLA-3001 or product candidates developed through our collaborations, through the entire research and development process. Any of our other programs may show promise, yet fail to yield product candidates for clinical development or commercialization for many reasons. For more information regarding these risks, see the above risk factor section entitled “Risks Related to Preclinical and Clinical Development.”

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

Numerous U.S. and foreign issued patents and pending patent applications owned by third parties exist in the fields in which we are developing our product candidates and in areas potentially related to components and methods we use or may use in our research and development efforts. As industry, government, academia and other biotechnology and pharmaceutical research expands and more patents are issued, the risk increases that our product candidates may give rise to claims of infringement of the patent rights of others. Our development candidates are complex and may include multiple components such as Cas9 protein or messenger ribonucleic acid encoding Cas9 protein, guide ribonucleic acids (“gRNAs”), targeting molecules, or formulation components such as lipids. We cannot guarantee that any of these components of our technology, processes, future product candidates or the use of such product candidates do not infringe third party patents. It is also possible that we have failed to identify relevant third party patents or applications. Because patent rights are granted jurisdiction-by-jurisdiction, our freedom to practice certain technologies, including our ability to research, develop and commercialize our product candidates, may differ by country.

Third parties may assert that we infringe their patents or that we are otherwise employing their proprietary technology without authorization, and may sue us. There may be third party patents with claims to compositions, formulations, methods of manufacture or methods of use or treatment that cover product candidates we discover and develop. Because patent applications can take many years to issue, there may be currently pending patent applications that may later result in issued patents that our product candidates may infringe. In addition, third parties may obtain patents in the future and claim that use of our technologies or the manufacture, use or sale of our product candidates or products that we develop infringes these patents. If a court of competent jurisdiction were to hold that we infringed such patents, the holders of any such patents may be able to block our ability to commercialize the applicable product candidate or products unless we obtain a license under the applicable patents, or until such patents expire or are finally determined to be held invalid or unenforceable. Such a license may not be available on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. We could be forced, including by court order, to cease commercializing, manufacturing or importing the infringing technology or product. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees if we are found to have willfully infringed a patent. A finding of infringement could prevent us from commercializing one or more of our product candidates or products that we develop, force us to redesign our infringing products or force us to cease some or all of our business operations, any of which could materially harm our business and could prevent us from further developing and commercializing such products or future product candidates, thereby causing us significant harm. If we are unable to obtain a necessary license to a third party patent on commercially reasonable terms, our ability to commercialize our product candidates or products that we develop may be impaired or delayed, which could in turn significantly harm our business. In addition, we may be obligated to defend and/or indemnify our existing or potential collaborators, clinical investigators, contract manufacturing organizations (“CMOs”), CROs, consultants or vendors if a third party asserts similar infringement claims against them based on use of our technologies or the manufacture, use or sale of our product candidates or products that we develop, including product candidates or products developed with our collaborators. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business. Even if we are not found liable for infringing or misappropriating the intellectual property of a third party, such claims could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business.

Third parties may seek to claim intellectual property rights that encompass or overlap with intellectual property that we own or license from them or others. Legal proceedings may be initiated to determine the scope and ownership of these rights, and could result in our loss of rights, including injunctions or other equitable relief that could effectively block our ability to further develop and commercialize our product candidates or products that we develop, including product candidates or products developed with our collaborators. For example, through a license agreement between Caribou Biosciences, Inc. and us (the “Caribou License”), we sublicense the rights of the Regents of the University of California and the University of Vienna (collectively, “UC/Vienna”) to a worldwide patent portfolio that covers methods of use and compositions relating to engineered CRISPR/Cas9 systems for, among other things, cleaving or editing DNA and altering gene product expression in various organisms, including eukaryotic cells. We sublicense the UC/Vienna rights to this portfolio for human therapeutic, prophylactic and palliative uses, including companion diagnostics, except for anti-fungal and anti-microbial uses. This patent portfolio to-date includes, for example, multiple granted, allowed, and/or allowable patent applications in the U.S., as well as granted patents from the European Patent Office, the United Kingdom’s Intellectual Property Office, the German Patent and Trade Mark Office, Australia’s Intellectual Property agency and China’s Intellectual Property Office, among others. Because UC/Vienna co-own this portfolio with Dr. Emmanuelle Charpentier (who has separately licensed her rights to other parties), we refer to this co-owned worldwide patent portfolio as the “UC/Vienna/Charpentier patent family.”

Third parties could assert that our licensors, such as UC/Vienna/Charpentier, do not have rights to the licensed technology (such as the CRISPR/Cas9 technology in the case of the Caribou License), including inventorship and ownership rights to currently issued or allowable patents, or that any rights owned by our licensors, such as UC/Vienna/Charpentier, are limited. If such third parties were found to have rights to the licensed technology (such as CRISPR/Cas9 technology), we could be required to obtain rights from such parties or cease our development and commercialization efforts. For example, under our Caribou License, we have rights to patent applications owned by UC/Vienna/Charpentier covering certain aspects of CRISPR/Cas9 systems to edit genes in eukaryotic cells, including human cells (collectively, the “UC/Vienna/Charpentier eukaryotic patent family”). The Broad Institute, Massachusetts Institute of Technology, the President and Fellows of Harvard College and the Rockefeller University (collectively, the “Broad Institute”) co-own patents and patent applications that also claim CRISPR/Cas9 systems to edit genes in eukaryotic cells (collectively, the “Broad Institute patent family”). Because the respective owners of various UC/Vienna/Charpentier patent applications and the Broad Institute patent family both allege owning intellectual property claiming overlapping aspects of CRISPR/Cas9 systems and methods to edit genes in eukaryotic cells, including human cells, our ability to market and sell CRISPR/Cas9-based human therapeutics may be adversely impacted depending on the scope and actual ownership over the inventions claimed in the competing patent portfolios. On June 25, 2019, the Patent Trial and Appeal Board (“PTAB”) of the U.S. Patent and Trademark Office (“USPTO”) declared an interference between the UC/Vienna/Charpentier eukaryotic patent family and the Broad Institute patent family to determine which research group first invented the use of the CRISPR/Cas9 technology in eukaryotic cells and, therefore, is entitled to the U.S. patents covering that invention. The interference involved 14 allowable patent applications from the UC/Vienna/Charpentier eukaryotic patent family and 13 patents and one patent application from the Broad Institute patent family. On February 28, 2022, the PTAB issued a Decision of Priority and Judgment in the interference finding that the Broad Institute patent family has priority over the UC/Vienna/Charpentier patent family with respect to the subject matter of the interference. An appeal and cross-appeal from the interference are pending at the United States Court of Appeals for the Federal Circuit as Case Nos. 22-1594 and 22-1653.

On December 14, 2020, the PTAB declared an additional interference between the same 14 allowable patent applications in the UC/Vienna/Charpentier patent family, and one patent application owned by ToolGen, Inc. And, on June 21, 2021, the PTAB declared another interference between the same 14 allowable patent applications in the UC/Vienna/Charpentier patent family and one patent application owned by Sigma-Aldrich Co. LLC (a subsidiary of Merck KGaA). Because the patent applications involved in these interferences also purport to cover the use of CRISPR/Cas9 for gene editing in eukaryotic cells, the PTAB seeks to determine between the various groups which one invented first and is entitled to the resulting U.S. patents. A decision on motions issued in the ToolGen interference on September 28, 2022, and the priority phase of that interference was suspended until a mandate concludes the Federal Circuit appeal and cross-appeal in the UC/Vienna/Charpentier interference with the Broad Institute. The Sigma-Aldrich interference is in its motions phase, and an order scheduling oral argument issued on October 24, 2022. If either the Broad Institute, ToolGen or Sigma-Aldrich were to succeed in any of their respective interferences, the prevailing party or parties could seek to assert its issued patents against us based on our CRISPR/Cas9-based activities, including commercialization. In addition, the prevailing party may assert similar infringement claims against our existing or potential collaborators, clinical investigators, CMOs, CROs, consultants or vendors, and we may be obligated to defend and/or indemnify those parties against such infringement claims.

In addition, other third parties, such as Vilnius University and Harvard University, filed patent applications claiming CRISPR/Cas9-related inventions around or within a year after the first patent application filed in the UC/Vienna/Charpentier patent family and allege (or may allege) that they invented one or more of the inventions claimed by UC/Vienna/Charpentier before UC/Vienna/Charpentier. If the USPTO deems the scope of any of such third party’s claims sufficiently overlap with the allowable claims from the applicable patent applications in the UC/Vienna/Charpentier patent family, the USPTO could declare other interference proceedings to determine the actual inventor of such claims. If these third parties were to prevail in their inventorship claims or obtain patent claims that cover our product candidates or related activities through these various legal proceedings, then we could be prevented from utilizing the intellectual property we have licensed from Caribou, as well as from developing and commercializing all or some of our products candidates unless we can obtain rights to the third parties’ intellectual property or avoid or invalidate it.

Further, many third parties, including the third parties described above, have also filed patent applications and obtained patents covering aspects of the CRISPR/Cas9 technology in other key jurisdictions, including the EU members, the U.K., China and Japan. If these patents are deemed valid and cover our product candidates or related activities, we could be prevented from developing and commercializing all or some of our product candidates unless we license the relevant intellectual property or avoid it.

Defense of any potential infringement claims, regardless of their merit, would involve substantial litigation expense, would be a substantial diversion of management and other employee resources from our business and may impact our reputation. In the event of a successful claim of infringement against us, or a third party that we are obliged to defend and indemnify, we may have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, obtain one or more licenses from third parties, pay royalties or redesign our infringing products, which may be impossible or require substantial time and monetary expenditure. In that event, we could be unable to further develop and commercialize our product candidates, which could harm our business significantly.

We depend on intellectual property licensed from third parties and termination or modification of any of these licenses could result in the loss of significant rights, which would harm our business.

We are dependent on patents, know-how and proprietary technology, both our own and licensed from others, including Caribou. Any termination of these licenses, loss by our licensors of the rights they receive from others, diminution of our rights or those of our licensors, or a finding that such intellectual property lacks legal effect, could result in the loss of significant rights and could harm our ability to commercialize any product candidates. For example, UC/Vienna could challenge Caribou’s rights under their agreement, including Caribou’s right to sublicense its rights to others, such as Intellia, and on what terms such a sublicense would be granted, each of which could adversely impact our rights under our agreement with Caribou. Similarly, Caribou or other licensors, or other third parties from which we derive rights, could challenge the scope of our licensed rights or fields under our license agreement, which could adversely impact our exclusive rights to use CRISPR/Cas9 technology in our human therapeutics field. For example, in connection with the arbitration regarding the scope of the Caribou License, we executed a leaseback agreement with Caribou granting it a sublicense to develop and commercialize CB-010, which is a chimeric antigen receptor T (“CAR-T”) cell therapy directed at CD19. The leaseback agreement could adversely affect our business or that of our collaborators developing similar human therapeutics.

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

Under our current and future license agreements and other technology agreements, we may be required to pay milestones and royalties based on our revenues, including sales revenues of our products, utilizing the technologies acquired, licensed or sublicensed from third parties, including Caribou and Rewrite Therapeutics, Inc. (“Rewrite”), and these milestones and royalty payments could adversely affect our ability to research, develop and obtain approval of product candidates, as well as the overall profitability for us of any products that we may seek to commercialize. In order to maintain our intellectual property rights under these agreements, we will need to meet certain specified milestones, subject to certain cure provisions, in the development of our product candidates. Further, our counterparties, including our licensors (or their licensors) or licensees, may dispute the terms, including amounts, that we are required to pay under the respective agreements. If these claims were to result in a material increase in the amounts that we are required to pay to our counterparties, including licensors or their licensors, or in a claim of breach of the applicable agreement, our ability to research, develop and obtain approval of product candidates, or to commercialize products, could be significantly impaired.

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

Risks Related to Potential Disclosure of Confidential Information

Confidentiality agreements with employees and third parties may not prevent unauthorized disclosure of trade secrets and other proprietary information.

In addition to the protection afforded by patents, we seek to rely on trade secret protection and confidentiality agreements to protect our proprietary and confidential information. We also utilize proprietary processes for which it would be difficult to enforce patents. In addition, other elements of our product discovery and development processes involve proprietary know-how, information, or technology that is not covered by patents. Trade secrets, however, may be difficult to protect. We seek to protect our proprietary processes, in part, by entering into confidentiality agreements with our employees, consultants, outside scientific advisors, contractors, and collaborators, and we also rely on federal and state laws requiring our directors, employees, contractors and collaborators to protect our proprietary information. Although we use reasonable efforts to protect our trade secrets, our employees, consultants, outside scientific advisors, contractors, and collaborators might intentionally or inadvertently disclose our trade secret information to competitors. In addition, competitors may otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. Furthermore, the laws of some foreign countries do not protect proprietary rights to the same extent or in the same manner as the laws of the U.S. As a result, we may encounter significant problems in protecting and defending our intellectual property both in the U.S. and abroad. If we are unable to prevent unauthorized material disclosure of our intellectual property to third parties, or misappropriation of our intellectual property by third parties, we may not be able to establish or maintain a competitive advantage in our market, which could materially adversely affect our business, operating results, and financial condition. Our trade secrets and other confidential information of ours may also be exposed through cybersecurity attacks, ransomware attacks, and other hacking attempts directed at our information technology systems and those of our employees, consultants, outside scientific advisors, contractors, vendors and collaborators. For more information, see the risk factor section entitled “Risks Related to Data and Privacy.”

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

•
obtaining regulatory approvals and marketing authorizations for our lead programs;
•
obtaining market acceptance of our product candidates as viable treatment options;
•
launching and commercializing product candidates for which we obtain regulatory approvals and marketing authorizations, either directly or with a collaborator or distributor;
•
accurately assessing the size and addressability of potential patient populations;
•
addressing any competing technological and market developments;
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
•
attracting, hiring and retaining qualified personnel;
•
developing a sustainable and scalable manufacturing process for product candidates, including establishing and maintaining commercially viable supply relationships with third parties, such as CMOs, and potentially establishing our own manufacturing capabilities and infrastructure;
•
successfully completing research, preclinical and clinical development of product candidates;

•
investing resources in developing commercial manufacturing and operational infrastructure prior to clinical evidence of safety and efficacy for a given product candidate; and
•
selecting commercially viable product candidates and effective delivery methods.

Even if one or more product candidates that we discover and develop are approved for commercial sale, we anticipate incurring significant costs associated with commercializing any approved product candidate and the timing of such costs may be out of our control. If we are not able to generate revenue from the sale of any approved products, we may never become profitable.

Our operating history may make difficult the evaluation of our business’s success to date and assessment of our future viability.

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

Our operating history, particularly in light of the rapidly evolving genome editing field, may make it difficult to evaluate our current business and predict our future performance. Our relatively short history as an operating company makes any assessment of our future success or viability subject to significant uncertainty. We will encounter risks and difficulties frequently experienced by clinical-stage companies in rapidly evolving fields. If we do not address these risks successfully, our business will suffer.

We have incurred net losses in each period since our inception, anticipate that we will continue to incur net losses in the future and may never achieve profitability.

We are not profitable and have incurred losses in each period since our inception. Our net loss was $481.2 million for the year ended December 31, 2023. As of December 31, 2023, we had an accumulated deficit of $1,658.4 million. We expect these losses to increase as we continue to incur significant research and development and other expenses related to our ongoing operations, seek regulatory approvals for our future product candidates, scale-up manufacturing capabilities, maintain, expand and protect our intellectual property portfolio and hire additional personnel to support the development of our product candidates and to enhance our operational, financial and information management systems. We expect to finance our operations through a combination of collaboration revenue, equity or debt financings or other sources, which may include collaborations with third parties.

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

The ability of the FDA and other similar regulatory agencies to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and authorization to accept the payment of user fees, reallocation of resources to address unique or new healthcare issues (or other future public health concerns), and statutory, regulatory, and policy changes. In addition, government funding of other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the Securities and Exchange Commission (the “SEC”), have had to furlough critical FDA, SEC and other government employees and stop critical activities.

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

Further, certain of our product candidates may require components that are unavailable or difficult to acquire or manufacture at the necessary scale and in compliance with regulatory requirements to support our clinical trials or, if approved, commercial efforts. We expect to continue to rely on third party CMOs to manufacture these components and the final product candidates for the foreseeable future. We may not have full control of these CMOs and they may prioritize other customers or be unable to provide us with enough manufacturing capacity to meet our objectives.

Further, we may rely on CMOs outside the U.S. for certain components of our product candidates, and may be subject to importation regulations that may affect our ability to manufacture or increase the cost of our product candidates.

We also may encounter problems developing our own manufacturing capabilities, including hiring and retaining the experienced scientific, engineering, quality and manufacturing personnel needed to operate or supervise the necessary manufacturing processes. These issues could result in delays in production or difficulties in maintaining compliance with applicable regulatory requirements.

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

The research, testing, manufacturing, labeling, approval, selling, import, export, marketing and distribution of drug products, including genome editing therapeutics and engineered cell therapies, are subject to extensive regulation by the FDA in the U.S. and other regulatory authorities in other jurisdictions. For example, we are not permitted to market any drug or biological product, including in vivo products or engineered cell therapies, until we receive regulatory approval from the relevant regulatory agency, such as the FDA in the U.S. or EMA in the EU. We expect the novel nature of our product candidates to create challenges or raise questions from regulatory agencies in obtaining regulatory approval. For example, in the U.S., the FDA has not approved any in vivo gene editing-based therapeutic and has only approved one ex vivo CRISPR/Cas9 genome editing therapy for human therapeutic use. The FDA may also require a panel of experts, referred to as an Advisory Committee, to deliberate on the adequacy of the safety and efficacy data to support approval. The Advisory Committee’s opinion, although not binding, may significantly impact our ability to obtain approval of our product candidates. Moreover, while we are not aware of any specific genetic or biomarker tests for which regulatory approval would be necessary to advance any of our product candidates to clinical trials or commercialization, regulatory agencies could require the development and approval of such tests. Accordingly, the regulatory approval pathway for such product candidates may be uncertain, complex, expensive and lengthy, as well as different in each jurisdiction, and approval may not be obtained in any, some or all jurisdictions.

Other non-regulatory entities may impact the regulatory agencies’ and ethics committees’ evaluation and approval decision regarding our product candidates. For example, in December 2018, the World Health Organization (“WHO”) established the Expert Advisory Committee on Developing Global Standards for Governance and Oversight of Human Genome Editing. While the standards are expected to focus primarily on germline modifications, the guidelines could impact somatic cell editing research programs, such as ours. In March 2019, the WHO Expert Advisory Committee recommended initiating the first phase of a new global registry (the “Registry”) to track research on human genome editing. Accepting this recommendation, the WHO announced plans in August 2019 for an initial phase of the registry using the International Clinical Trials Registry Platform. This phase will include worldwide registries for both somatic cell editing and germline editing clinical trials. Although registration of these clinical trials in the WHO’s Registry currently is voluntary, failure to register could impact the evaluation by the regulators and ethics committees. In July 2021, the WHO Expert Advisory Committee issued recommendations and a governance framework for human genome editing research intended for the international, regional, national and institutional level. For example, the WHO recommended that: clinical trials using somatic human genome editing technologies be reviewed and approved by the appropriate research ethics committee before inclusion in its Registry; basic and preclinical gene editing research also be included in a registry; somatic or germline human genome editing research should only take place in jurisdictions with domestic policy and oversight mechanisms; and relevant patent holders help ensure equitable access to human genome editing interventions. We cannot predict the impact of the WHO’s current and future recommendations, or any policies or actions that ethics committees or regulatory agencies may take in response to such recommendations, on our research, clinical and business plans and results.

Patient enrollment is a significant factor in the timing of clinical trials and is affected by many factors, including willingness of physicians to use an experimental therapy, the availability of existing treatments, the trial’s geographic locations and the number of patients in each geographic location. In addition, our ability to enroll and dose patients may be delayed by the relevant regulatory authority, as well as the IRB or another ethics committee (whether local or national). For example, as set forth in the National Institutes of Health (“NIH”) Guidelines for Research Involving Recombinant or Synthetic Nucleic Acid Molecules (“NIH Guidelines”), gene therapy clinical trials are also subject to review and oversight by an institutional biosafety committee (“IBC”), a local institutional committee that reviews and oversees research utilizing recombinant or synthetic nucleic acid molecules at that institution. Before a clinical trial can begin at any institution, that institution’s IRB and its IBC assesses the safety of the research and identifies any potential risk to public health or the environment. While the NIH Guidelines are not mandatory unless the research in question is being conducted at or sponsored by institutions receiving NIH funding of recombinant or synthetic nucleic acid molecule research, many companies and other institutions not otherwise subject to the NIH Guidelines voluntarily follow them. Further, a clinical trial may be suspended or terminated by us, the relevant IRBs or ethics committees of the trial, or the FDA or other regulatory authorities, or upon a recommendation of the trial’s DMC, due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product candidate, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. If we experience termination of, or delays in the completion of, any clinical trial of product candidates, the commercial prospects for such product candidates will be harmed, and our ability to generate product revenue will be impaired. In addition, any delays in completing any clinical trials will increase our costs, slow down our product development and approval process and jeopardize our ability to commence product sales and generate revenue.

We are currently conducting and may in the future conduct other clinical trials for our product candidates outside the U.S., and the FDA and comparable foreign regulatory authorities may not accept data from such trials.

We are currently conducting our Phase 3 clinical trial of NTLA-2001, and may in the future conduct clinical trials for our other product candidates, some of which are outside the U.S. The acceptance of data from clinical trials conducted outside the U.S. or another jurisdiction by the FDA or comparable foreign regulatory authority may be subject to certain conditions or may not be accepted at all. The FDA will generally not consider the data from a foreign clinical trial not conducted under an IND unless (i) the trial was well-designed and well-conducted in accordance with good clinical practice (“GCP”) requirements, including requirements for the design, conduct, performance, monitoring, auditing, recording, analysis, and reporting of clinical trials in a way that provides assurance that the data and reported results are credible and accurate and that the rights, safety, and well-being of trial subjects are protected, and (ii) the FDA is able to validate the data from the trial through an onsite inspection, if necessary. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical powering, must be met. Many foreign regulatory authorities have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any comparable foreign regulatory authority will accept data from trials conducted outside of the U.S. or the applicable jurisdiction. If the FDA or any comparable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which could be costly and time-consuming, and which may result in product candidates that we may develop not receiving approval for commercialization in the applicable jurisdiction.

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

Generally, if a product with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes the approval of another marketing application for the same drug for the same indication for that time period. The applicable period is seven years in the U.S. and ten years in the EU (which can be extended to 12 years if the sponsor complies with an agreed-upon pediatric investigation plan). Orphan drug exclusivity may be lost if the FDA or the EMA determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition. In addition, the FDA can subsequently approve a marketing application for the same drug, or a product with the same active moiety, for treatment of the same disease or condition if it concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care. Similarly, the EMA may grant a marketing authorization to a similar medicinal product for the same indication as an authorized orphan product at any time if it is established that the second product, although similar, is safer, more effective or otherwise clinically superior to the authorized product. The FDA and EMA also can approve a different drug for the same orphan indication, or the same drug for a different indication, during the orphan exclusivity period.

We have received orphan drug designation from the FDA for NTLA-2001 for the treatment of ATTR amyloidosis and from the FDA and European Commission (“EC”) for NTLA-2002 for the treatment of HAE. We may seek orphan drug designation for some of our other product candidates in orphan indications in which there is a medically plausible basis for the use of these product candidates. Even where we obtain orphan drug designation, exclusive marketing rights in the U.S. may be limited if we seek approval for an indication broader than the orphan designated indication and may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition. In addition, although we intend to seek orphan drug designation for other product candidates, we may never receive such designations.

The FDA may reevaluate the Orphan Drug Act and its regulations and policies. We do not know if, when, or how the FDA may change the orphan drug regulations and policies in the future, and it is uncertain how any changes might affect our business. In addition, the EC introduced a legislative proposal in April 2023 that, if implemented, could reduce the current 10-year marketing exclusivity period in the EU for certain orphan medicines. Depending on what changes the FDA and the EC may make to their orphan drug regulations and policies, our business could be adversely impacted.

We have received regenerative medicine advanced therapy (“RMAT”) designation by the FDA for NTLA-2002 for the treatment of HAE, and may in the future seek such designation for some of our product candidates, but such designation may not actually lead to a faster development or regulatory review or approval process and we may be unable to obtain or maintain the benefits associated with such designation.

We have received the RMAT designation from the FDA for NTLA-2002 for the treatment of HAE. A product candidate is eligible for RMAT designation if: (1) it is a cell therapy, therapeutic tissue engineering product, human cell or tissue product, or a combination product using any such therapies or products; (2) it is intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition; and (3) there is preliminary clinical evidence that indicates that the product candidate has the potential to address unmet medical needs for such disease or condition. This program is intended to facilitate efficient development and expedite review of RMATs. A BLA for a product candidate with RMAT designation may be eligible for priority review or accelerated approval through (1) surrogate or intermediate endpoints reasonably likely to predict long-term clinical benefit or (2) reliance upon data obtained from a meaningful number of sites. Benefits of such designation also include early interactions with the FDA to discuss any potential surrogate or intermediate endpoint to be used to support accelerated approval. A product candidate that has RMAT designation and is subsequently granted accelerated approval and is subject to post-approval requirements may fulfill such requirements through the submission of clinical evidence, clinical studies, patient registries, or other sources of real-world evidence, such as electronic health records, the collection of larger confirmatory data sets, or post-approval monitoring of all patients treated with such therapy prior to its approval. RMAT designation is within the discretion of the FDA. Accordingly, even if we believe one of our product candidates meets the criteria for RMAT designation, the FDA may disagree and instead determine not to grant such designation. In any event, the receipt of RMAT designation for a product candidate may not result in a faster development process, review or approval compared to product candidates considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, even if one or more of our product candidates qualifies for RMAT designation, the FDA may later decide that the product candidate no longer meets the conditions for qualification.

Obtaining and maintaining regulatory approval of our product candidates in one jurisdiction does not mean that we will be successful in obtaining regulatory approval of product candidates in other jurisdictions.

Obtaining and maintaining regulatory approval of our product candidates in one jurisdiction does not guarantee that we will be able to obtain or maintain regulatory approval in any other jurisdiction, but a failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory approval process in others. For example, even if the FDA approves a product candidate, comparable regulatory authorities in foreign jurisdictions must also authorize the marketing and sale of the product candidate in those countries. Approval procedures vary among jurisdictions and can involve requirements and review periods different from those in the U.S., including additional preclinical studies or clinical trials, as clinical studies conducted in one jurisdiction may not be accepted by regulatory authorities in other jurisdictions. In many jurisdictions outside the U.S., a product candidate must be approved for reimbursement before it can be sold in that jurisdiction. In some cases, the price that we are allowed to charge for our products is also subject to approval or to other legal restrictions.

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

If any of our product candidates are approved, they may be subject to ongoing regulatory requirements for manufacturing, labeling, packaging, distribution, storage, advertising, promotion, sampling, record-keeping, and submission of safety and efficacy data, and other post-market information and potential obligations (such as post-marketing studies), including both federal and state requirements in the U.S. and requirements of comparable foreign regulatory authorities. In addition, we will be subject to continued compliance with current good manufacturing practice (“cGMP”) and GCP, and in certain cases, current good tissue practice (“cGTP”), requirements for any clinical trials that we conduct post-approval.

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

Any regulatory approvals that we receive for our product candidates may be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials and surveillance to monitor the safety and efficacy of the product candidate. For example, the FDA or other regulatory agencies may also require a REMS or similar program as a condition of approval of our product candidates, which could entail requirements for long-term patient follow-up, a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA or a comparable foreign regulatory authority approves our product candidates, we will have to comply with their respective legal or regulatory requirements including submissions of safety and other post-marketing information and reports and registration.

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

Our employees, independent contractors, clinical investigators, CMOs, CROs, consultants, collaborators, commercial partners and vendors may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements, which could have a material adverse effect on our business.

We are exposed to the risk of non-compliance, fraud, misconduct or other illegal activity by our employees, independent contractors, clinical investigators, CMOs, CROs, consultants, collaborators, commercial partners and vendors. Misconduct by these parties could include intentional, reckless and/or negligent conduct that fails to: comply with federal and state laws and those of other applicable jurisdictions; provide true, complete and accurate information to the FDA and other regulatory bodies in the U.S. or outside the U.S.; comply with manufacturing standards; comply with federal and state data privacy, security, fraud and abuse and other healthcare laws and regulations in the U.S. and similar foreign privacy or fraudulent misconduct laws; or report financial information or data accurately; or disclose unauthorized activities to us. If we obtain FDA approval of any of our product candidates and begin commercializing those products in the U.S., our potential exposure under such laws will increase significantly, and our costs associated with compliance with such laws are also likely to increase. These laws may impact, among other things, our current activities with clinical investigators and research patients, as well as proposed and future sales, marketing and education programs. In particular, the promotion, sales and marketing of healthcare products and services, as well as certain business arrangements in the healthcare industry, are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, including promotion and marketing of off-label uses of our products, structuring and commission(s), certain customer incentive programs and other business arrangements generally. Activities subject to these laws also involve the improper use of information obtained in the course of clinical trials or creating fraudulent data in our preclinical studies or clinical trials, which could result in regulatory sanctions and cause serious harm to our reputation. It is not always possible to identify and deter misconduct by employees and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. Additionally, we are subject to the risk that a person or government could allege such fraud or other misconduct, even if none occurred. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant fines or other sanctions.

The exit of the United Kingdom from the EU may result in an increased regulatory burden of conducting business in Europe.

The U.K.’s withdrawal from the EU, or Brexit, became effective on January 31, 2020. On December 24, 2020, the U.K. and EU signed an EU-U.K. Trade and Cooperation Agreement (“TCA”), which became provisionally applicable on January 1, 2021 and has been formally applicable since May 1, 2021. The TCA includes specific provisions concerning pharmaceuticals, which include the mutual recognition of cGMP, inspections of manufacturing facilities for medicinal products and cGMP documents issued, but does not provide for wholesale mutual recognition of U.K. and EU pharmaceutical regulations. At present, Great Britain has implemented EU legislation on the marketing, promotion and sale of medicinal products through the Human Medicines Regulations 2012 (as amended) (under the Northern Ireland Protocol, the EU regulatory framework currently continues to apply in Northern Ireland). The regulatory regime in Great Britain therefore currently aligns for the most part with EU regulations; however, it is possible that these regimes will diverge more significantly in the future now that Great Britain’s regulatory system is independent from the EU and the TCA does not provide for mutual recognition of U.K. and EU pharmaceutical legislation.

For instance, the new Clinical Trials Regulation which became effective in the EU on January 31, 2022 and provides for a streamlined clinical trial application and assessment procedure covering multiple EU Member States has not been implemented into U.K. law, and a separate application must be submitted for clinical trial authorization in the U.K. In addition, Great Britain is no longer covered by the centralized procedure for obtaining European Economic Area (“EEA”)-wide marketing authorizations from the EMA for medicinal products and a separate process for authorization of drug products is required in Great Britain. On January 1, 2024, a new international recognition framework was put in place in the U.K. (known as the International Recognition Procedure, or IRP), whereby the MHRA will have regard to decisions made by certain foreign regulators, including the EMA and the competent authorities of the EU Member States. Under this procedure, the MHRA will take into account the decision-making of such foreign regulators and will conduct a targeted assessment of the applications submitted through the IRP, but will retain the authority to reject applications if the evidence provided is considered insufficiently robust. Any delay in obtaining, or an inability to obtain, any regulatory approvals, as a result of Brexit or otherwise, would delay or prevent us from commercializing our current or future product candidates in the U.K. and could restrict our ability to generate revenue from that market.

Failure to comply with health and data protection laws and regulations could lead to government enforcement actions (which could include civil or criminal penalties), private litigation, and/or adverse publicity and could negatively affect our operating results and business.

We and many of our existing or potential collaborators, clinical investigators, CMOs, CROs, consultants or vendors are subject to federal, state, and foreign data protection laws and regulations (i.e., laws and regulations that address privacy and data security). In the U.S., numerous federal and state laws and regulations, including federal health information privacy laws, state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), that govern the collection, use, disclosure and protection of health-related and other personal information could apply to our operations or the operations of our collaborators. In addition, we may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH”), or by comparable laws in other jurisdictions. Depending on the facts and circumstances, we could be subject to civil, criminal, and administrative penalties if we knowingly obtain, use, or disclose individually identifiable health information maintained by a covered entity in a manner that is not authorized or permitted by laws or regulations.

Compliance with U.S., both state and federal, and international data protection laws and regulations could require us to take on more onerous obligations in our contracts, restrict our ability to collect, use and disclose data, or in some cases, impact our ability to operate in certain jurisdictions. Failure to comply with these laws and regulations could result in government enforcement actions (which could include civil, criminal and administrative penalties), private litigation, and/or adverse publicity and could negatively affect our operating results and business. Moreover, clinical trial subjects, employees and other individuals about whom we or our existing or potential collaborators obtain personal information, as well as the providers who share this information with us, may limit our ability to collect, use and disclose the information. Claims that we have violated individuals’ privacy rights, failed to comply with data protection laws, or breached our contractual obligations, even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business.

If we, or our collaborators, clinical investigators, CMOs, CROs, consultants or vendors, fail to comply with environmental, health and safety, and laboratory animal welfare laws and regulations, we could become subject to fines or penalties or incur costs that could harm our business.

We and many of our existing or potential collaborators, clinical investigators, CMOs, CROs, consultants or vendors are subject to numerous federal, state and local environmental, health and safety, and laboratory animal welfare laws and regulations. These legal requirements include those governing laboratory procedures and the handling, use, storage, treatment and disposal of hazardous materials and wastes, as well as those which regulate the care and use of animals in research. Our operations, and those of our collaborators, clinical investigators, CMOs, CROs, consultants or vendors, acting on our behalf, may involve research using research animals and the use of hazardous and flammable materials, including chemicals and biological materials. Our operations, and those of our collaborators, clinical investigators, CMOs, CROs, consultants or vendors, acting on our behalf, also may produce hazardous waste products. We generally anticipate contracting with third parties for the disposal of these materials and waste. We will not be able to eliminate the risk of contamination or injury from these materials. In the event of contamination or injury resulting from any use by us of hazardous materials, we could be held liable for any resulting damages, and any liability could exceed our resources. We also could incur significant costs associated with civil or criminal fines and penalties for failure to comply with such laws and regulations.

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

We are subject to numerous federal, state and local laws and regulations relating to the recruiting, hiring, compensation and treatment of employees and contractors. These laws and regulations cover financial compensation (including wage and hour standards), benefits (including insurance and 401(k) plans), discrimination, workplace safety and health, and workers’ compensation.

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

As described within Note 9 “Collaborations and Other Arrangements” of this Annual Report on Form 10-K, we have entered into co-development and co-promotion arrangements with Regeneron. Regeneron may change its strategic focus or pursue alternative technologies in a manner that results in reduced, delayed or no revenue to us under these arrangements. For example, Regeneron has a variety of marketed products and product candidates either by itself or with other companies, including some of our competitors. In addition, the corporate objectives of our collaborators, such as Regeneron, may not be consistent with our best interests. Regeneron may change its position regarding its participation and funding of our joint activities, which may impact our ability to successfully pursue those programs.

Our existing and future collaborations will be important to our business. If we are unable to maintain any of these collaborations, or if these collaborations are not successful, our business could be adversely affected.

We have limited capabilities for product development and do not yet have any capability for sales, marketing or distribution. Accordingly, we have entered, and plan to enter, into collaborations with other companies, including our therapeutic-focused collaboration agreements with Regeneron, which we believe can provide such capabilities. For example, in October 2023, we announced an expanded research collaboration with Regeneron to develop therapies for the treatment of neurological and muscular diseases. These current and future therapeutic-focused collaborations could provide us with important technologies and/or funding for our programs and technology. Our existing and future therapeutic collaborations may have a number of risks, including that collaborators:

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

As part of our business strategy, we may pursue acquisitions or licenses of assets or acquisitions of businesses, or disposition of assets or technologies. For example, in February 2022, we announced the acquisition of Rewrite in order to add additional capabilities to our growing platform, which acquisition included an exclusive license from the Regents of the University of California under certain patents related to DNA writing technology. We also may pursue strategic alliances and joint ventures that leverage our core technology and industry experience. If we decide to collaborate with other companies to discover, develop and commercialize therapeutic products, we face significant competition in seeking appropriate collaborators because, for example, third parties have comparable rights to the CRISPR/Cas9 system or similar genome editing technologies. In addition, we have limited experience with acquiring, disposing of or licensing assets or forming strategic alliances and joint ventures. Our ability to reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. If we are unable to reach agreements with suitable collaborators on a timely basis, on acceptable terms, or at all, we may have to curtail, delay or abandon discovery efforts or development programs, and the development, manufacture or commercialization of a product candidate, or increase our expenditures and undertake these activities at our own expense. If we elect to fund and undertake discovery, development, manufacturing or commercialization activities on our own, we may need to obtain additional expertise and additional capital, which may not be available to us on acceptable terms or at all. If we fail to enter into collaborations and do not have sufficient funds or expertise to undertake the necessary discovery, development, manufacturing and commercialization activities, we may not be able to further develop our product candidates, manufacture the product candidates, bring them to market or continue to develop our technology and our business may be materially and adversely affected. Furthermore, we may not identify or complete these transactions in a timely manner, on a cost-effective basis, or at all, and we may not realize the anticipated benefits of any acquisition, license, strategic alliance or joint venture.

Risks Related to AvenCell

We launched a new company, AvenCell, alongside Cellex Cell Professionals GmbH and Blackstone Life Sciences Advisors L.L.C. We are exposed to risks associated with the launch of the new company and may not realize the advantages we expect from it.

In July 2021, we launched AvenCell Therapeutics, Inc. (“AvenCell”) alongside Cellex Cell Professionals GmbH (“Cellex”) and Blackstone Life Sciences Advisors L.L.C. (“BXLS”). AvenCell acquired GEMoaB GmbH (“GEMoaB”), a wholly owned subsidiary of Cellex. AvenCell combines GEMoaB’s clinical-stage universal CAR-T program and platforms with our allogeneic universal cell engineering platform, which we licensed to AvenCell pursuant to a license and collaboration agreement with AvenCell (the “AvenCell License”). Under the AvenCell License, we will collaborate with AvenCell to develop at least seven allogeneic universal CAR-T cell therapies. AvenCell may not be successful in the timeframe we expect, or at all. We, BXLS, and Cellex (together with certain related entities) each have equal ownership of AvenCell and, therefore, share control over portions of the operations of AvenCell. Other than our ownership interest in AvenCell and the potential to co-develop with AvenCell an allogeneic universal CAR-T cell therapy, we do not receive any financial benefit from AvenCell. Because of our minority ownership in AvenCell, we have a lesser degree of control over its business operations than our own, thereby potentially increasing the financial, legal, operational and compliance risks Intellia may face in the future. In addition, we may be dependent on controlling shareholders or management of AvenCell who may have business interests, strategies or goals that are inconsistent with ours. These risks include the possibility that AvenCell, BXLS or Cellex has economic or business interests or goals that are or become inconsistent with our economic or business interests or goals; is in a position to take action contrary to our instructions, requests, policies or objectives; subjects us to unexpected liabilities or risks; takes actions that reduce our return on investment, including reducing or eliminating the value of our ownership in AvenCell and related financial benefits; acts in a manner that compromises our key licensed rights, or important IP or other rights that we own or license; or takes actions that harm our reputation or restrict our ability to run our business. Furthermore, as a result of our ownership in AvenCell, we are required to include AvenCell’s financial information in our consolidated financial results. This could subject us to increased risk in accurately representing and incorporating AvenCell’s financial statements into our own, which could result in delayed filings with the SEC and the finding of a material or significant weakness, among others. This could result in harmful consequences to our business, including an adverse reaction in the financial markets due to a loss of confidence in the reliability of our consolidated financial statements.

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

We are in the early stages of establishing our own manufacturing facility to provide preclinical, clinical and commercial supply of our product candidates and must rely on outside vendors, such as CMOs, to manufacture supplies and process our product candidates. We have only recently begun to manufacture and process product candidate components on a clinical scale and may not be able to successfully complete or continue to do so. We will make changes to optimize the manufacturing process, and cannot be sure that even minor changes in the process will result in therapies that are safe, pure and potent. We are also unable to predict how changing global economic conditions or ongoing geopolitical conflicts and related global economic sanctions, or potential global health concerns will affect our third party suppliers and manufacturers. Any negative impact of such matters on our third party suppliers and manufacturers may also have an adverse impact on our results of operations or financial condition.

Any facility that we may have in the future and the facilities used by our CMOs to manufacture our product candidates must be inspected and approved by, as applicable, the FDA or other foreign regulatory agencies after we apply for approval or marketing authorization. For the foreseeable future, we will be dependent on our CMO partners to properly manufacture adequate supply of our product candidates and components in a timely manner and in accordance with our specification. We also will depend on these entities for compliance with relevant legal and regulatory requirements for manufacture of our product candidates, including cGMP, and in certain cases, cGTP requirements. If we or our CMOs cannot successfully manufacture material that conforms to our specifications and the strict relevant regulatory requirements, we and our CMOs will not be able to secure or maintain regulatory approval for our respective manufacturing facilities. In addition, we have no control over the ability of our CMOs to maintain adequate quality control, quality assurance and qualified personnel, particularly as we increase the scale of our manufactured material. If the FDA or relevant foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates.

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

We currently rely, and expect to continue to rely heavily, on third parties over the course of our preclinical studies and clinical trials, and, as a result, will have limited control over the clinical investigators and other service providers, and limited visibility into their day-to-day activities, including with respect to their compliance with the approved clinical protocol and other legal, regulatory and scientific standards. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol and legal, regulatory and scientific standards, and our reliance on third parties does not relieve us of our legal responsibilities. We and these third parties are required to comply with GCP, which are regulations and guidelines enforced by the FDA, EMA and comparable foreign regulatory authorities for product candidates in clinical development. Regulatory authorities enforce these GCP requirements through periodic inspections of trial sponsors, clinical investigators and trial sites. If we or any of these third parties fail to comply with applicable GCP requirements, the clinical data generated in our clinical trials may be deemed unreliable and the relevant regulatory authorities may require us to suspend or terminate these trials or perform additional preclinical studies or clinical trials before approving our marketing applications. We cannot be certain that, upon inspection, such regulatory authorities will determine that any of our clinical trials comply with the GCP requirements. In addition, our clinical trials must be conducted with product produced under cGMP, and in certain cases, cGTP, requirements and may require a large number of test articles for studies involving a large number of test patients.

Our or these third parties’ failure to comply with these requirements or to recruit a sufficient number of patients may require us to delay, suspend, repeat or terminate clinical trials, which would delay the regulatory approval process. Moreover, our business may be implicated if any of these third parties violates applicable federal, state or local, as well as foreign, laws and regulations, such as the fraud and abuse or false claims laws and regulations or privacy and security laws. In jurisdictions such as the U.K. and EU, penalties for violations of privacy laws and other regulations can be financially significant. Further, if any of our CROs, clinical investigators or others involved in our clinical trials fail to comply with such laws and regulations, we could be held responsible for its actions or omissions and be negatively impacted. In the event of non-compliance with the U.K.’s Data Protection Act 2018 and the U.K. General Data Protection Regulation (“U.K. GDPR”) (such laws collectively being described as “European Data Protection Law”), we could be subject to substantial fines and other penalties, including fines of up to 10,000,000 Euros or up to 2% of our total worldwide annual turnover for certain comparatively minor offenses, or up to 20,000,000 Euros or up to 4% of our total worldwide annual turnover for more serious offenses.

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

In addition to such risks, the adoption of new technologies may also increase our exposure to cybersecurity breaches and failures. Further, having a significant portion of our workforce working from home for extended periods of time puts us at greater risk of cybersecurity attacks. Cyber-attacks are increasing in their frequency, sophistication, and intensity, and have become increasingly difficult to detect. Cyber-attacks could include the deployment of harmful malware, denial-of-service attacks, attacks enhanced or facilitated by artificial intelligence (“AI”), social engineering, “phishing” scams, ransomware, network security breaches, and other means to affect service reliability and threaten the confidentiality, integrity, and availability of information. Certain of our service providers have been subject to such attacks in the past, and while no such attacks have resulted in a material impact to our business, our company or our service providers may be materially impacted by such attacks in the future. Significant disruptions to our information technology systems could adversely affect our business operations and/or result in the loss, misappropriation, and/or unauthorized access, use, or disclosure of, or the prevention of access to, confidential information (including but not limited to trade secrets or other intellectual property, proprietary business information, and personal information), and could result in financial, legal, business, and reputational harm to us and would adversely affect our operations, including our discovery and research and development programs. Any security breaches that lead to unauthorized access, use, or disclosure of personal information, including personal information regarding our employees or current or future clinical trial participants, could harm our reputation, require us to comply with onerous legal requirements under laws and regulations that protect the privacy and security of personal information, and subject us to significant liability including fines, litigation, and loss of current and future business.

Also, the loss of preclinical or clinical trial data from completed or future preclinical or clinical trials, respectively, could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, our competitive position could be harmed and the further development and commercialization of our product candidates could be delayed. Security breaches, insider threats and other inappropriate access can be difficult to detect, and any delay in identifying them may lead to increased harm of the types summarized and described above. While we have implemented security measures to protect our information technology systems and infrastructure, there is no assurance that such measures will prevent service interruptions or security breaches or incidents that could adversely affect our business.

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

Specific to our NTLA-2001 program, we are aware of other companies that are currently commercializing or developing products and therapies used to treat ATTR amyloidosis, including Alnylam Pharmaceuticals, Inc., AstraZeneca Pharmaceuticals LP, BridgeBio Pharma Inc., Ionis Pharmaceuticals, Inc., Metagenomi Technologies, LLC, Novo Nordisk A/S and Pfizer, Inc.

Specific to our NTLA-2002 program, we are aware of other companies that are currently commercializing or developing products used to treat HAE, including ADARx Therapeutics, Inc., Astria Therapeutics Inc., BioCryst Pharmaceuticals Inc., BioMarin Pharmaceuticals Inc., CSL Limited, Ionis Pharmaceuticals, Inc., KalVista Pharmaceuticals, Inc., Pharming Group N.V., Pharvaris N.V. and Takeda Pharmaceutical Company Limited.

Competitors in our efforts to provide other genetic therapies to patients can be grouped into at least three sets based on their product discovery platforms:

Our platform and product foci are on the development of therapies using CRISPR-based technologies. Genome editing companies focused on CRISPR-based technologies include: Beam Therapeutics Inc., Caribou Biosciences, Inc., CRISPR Therapeutics AG, Editas Medicine, Inc., Metagenomi Technologies, LLC, Prime Medicine, Inc., ToolGen, Inc. and Verve Therapeutics Inc.

There are also companies developing therapies using additional genome editing technologies, which include Allogene Therapeutics, Inc., bluebird bio, Inc., Cellectis S.A., Homology Medicines, Inc., Poseida Therapeutics, Inc., Precision Biosciences, Inc., Prime Medicine, Inc. and Sangamo Therapeutics, Inc.

We are also aware of companies developing therapies in various areas related to our specific research and development programs. For ex vivo, these companies include Allogene Therapeutics, Inc., Cellectis S.A., CRISPR Therapeutics AG and Precision BioSciences, Inc. For in vivo, these companies include CRISPR Therapeutics AG, Editas Medicine, Inc., Excision Biotherapeutics, Inc., Locus Biosciences, Inc. Metagenomi Technologies, LLC, Precision Biosciences, Inc. and Verve Therapeutics Inc.

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

Risks Related to Employee Matters and Managing Our Workforce

Our future success depends on our ability to retain key executives and to attract, retain and motivate qualified personnel.

We are highly dependent on the research and development, clinical, manufacturing, commercialization, legal, financial and business development expertise of John M. Leonard, M.D., our President and Chief Executive Officer, James Basta, our Executive Vice President, General Counsel and Corporate Secretary, Eliana Clark, our Executive Vice President and Chief Technical Officer, Glenn Goddard, our Executive Vice President, Chief Financial Officer and Treasurer, Derek Hicks, our Executive Vice President and Chief Business Officer, David Lebwohl, our Executive Vice President and Chief Medical Officer, and Laura Sepp-Lorenzino, our Executive Vice President and Chief Scientific Officer, as well as the other principal members of our management, scientific and clinical teams. Although we have entered into employment arrangements with our executive officers, each of them may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees.

Execution of our business plans and strategies requires capable personnel with specialized skills and expertise in the research, development, manufacturing and commercialization of biopharmaceutical products, and, as a result, we may encounter difficulties in hiring or retaining capable personnel in key positions.

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

The success of our product candidates, if approved, depends on the availability of adequate coverage and reimbursement from third party payors, including government agencies, private health insurers and health maintenance organizations. There is significant uncertainty related to the insurance coverage and reimbursement of any newly approved product, but in particular novel genome editing and engineered cell products. All the therapeutic indications approved by the relevant authorities may not be covered or reimbursed. In addition, we cannot be sure that coverage and reimbursement will be available for, or accurately estimate the potential revenue from, our product candidates because they are novel treatments for diseases using a new technology and delivery approaches. For more information on coverage and reimbursement see the section entitled “Business – Government Regulation and Product Approval – Coverage and Reimbursement.”

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

The sale, distribution and marketing of human therapeutics and our relationship with healthcare providers are strictly regulated by laws in the U.S. and most other jurisdictions in which we intend to seek approval for our product candidates. In addition, the collection and use of personal information, including Protected Health Information (“PHI”), is regulated by federal, state and foreign privacy, data security and data protection laws. Failure to comply with these laws could impair our ability to properly sell our product candidates in particular jurisdictions and subject us to liability from private and governmental entities. Addressing these diverse and sometimes contradictory requirements in myriad jurisdictions may necessitate that we expend significant resources on compliance efforts. Any failure to comply with these requirements may leave us exposed to possible enforcement actions and potential liability. For more information on these laws and regulations see the section titled “Business – Government Regulation and Product Approval – Other Healthcare and Privacy Laws.”

The scope and enforcement of each of these laws is not always certain and is subject to legislative, judicial or prosecutorial changes. Further, because of the breadth of these laws, it is possible that some of our business activities could be subject to challenge under one or more of such laws. Indeed, U.S. federal and state enforcement bodies have increasingly scrutinized healthcare companies and providers interactions, which has led to a number of investigations, prosecutions, convictions and settlements in the industry. Ensuring business arrangements comply with applicable laws, as well as responding to possible investigations by government authorities, can be time- and resource-consuming and can divert the attention of our staff and resources from performing the duties required for the general operation of our business.

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

Further, the U.S. federal and state governments, as well as other jurisdictions, have myriad laws regulating the collection, storage, distribution, safeguarding and use of personal information of employees, patients, agents, and others. These different laws governing the privacy and security of health and other personal information often differ from each other in significant ways and may not have the same effective requirements, thus complicating efforts to comply with their respective provisions. For example:

•
in the U.S., HIPAA, as amended by HITECH, imposes requirements relating to the privacy, security and transmission of PHI on certain covered healthcare providers, health plans, and healthcare clearinghouses, and their respective business associates that perform services for them that involve the use or disclosure of such information. These laws impose civil and criminal monetary penalties, and give state attorneys general the authority to file civil actions for damages or injunctions, and attorney’s fees, in federal courts to enforce the laws;

•
the California Consumer Privacy Act (“CCPA”) requires covered companies to provide disclosures to California consumers and afford such consumers rights with respect to their personal information, including the rights to: request deletion of their information, receive the information on record for them, know what categories of information are being maintained about them, and opt-out of certain sales of their information. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches that result in the loss of personal information, which may increase the likelihood of, and risks associated with, data breach litigation. The CCPA was amended by the California Privacy Rights Act (“CPRA”), which became effective on January 1, 2023. The CPRA substantially modified the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information, by establishing a state agency vested with the authority to enforce the CCPA and by creating additional obligations with respect to the processing of personal information, including regulating personal information collected about employees, applicants and retirees as well as that which is collected in a business to business capacity. We anticipate additional costs associated with CCPA and other U.S. state privacy law compliance and we cannot yet fully determine the impact that such laws, regulations and standards may have on our business;
•
broad consumer privacy and data protection laws have been or are predicted to be passed in a number of additional states. Many state privacy and data protection laws differ from each other in significant ways, and it is not yet fully clear how these laws will be enforced and interpreted. In addition, other states have passed laws regulating specific aspects of privacy. For example, the State of Washington recently passed a law that regulates health and medical information that is not subject to HIPAA and a small number of states have enacted laws that specifically target the collection and use of biometric information. Furthermore, other U.S. states have enacted stringent data security laws; and
•
around the world, many countries have enacted laws that regulate data protection. In the EU and EEA the collection and use of personal data is regulated by the General Data Protection Regulation and the member states’ related data protection and privacy laws, and in the U.K. by the U.K. GDPR. Because the European Data Protection Law applies not only to businesses that are established within the EEA or the U.K. but also to any business that offers goods or services to individuals in those territories, it could apply to us. European Data Protection Law imposes strict requirements, including special protections for “sensitive” personal data which includes health and genetic information of individuals in the EEA or the U.K.; expanded disclosures about the personal data use; information retention limitations; mandatory data breach notification requirements; and additional oversight obligations relating to third parties retained to process the personal data. European Data Protection Law grants or enhances the rights of individuals with respect to their personal data, including the rights to object to the processing of the data and request deletion of the same. In addition, European Data Protection Laws include strict requirements on, and prohibit, the transfer of personal data subject to European Data Protection Law to jurisdictions that have not been deemed by competent authorities to offer “adequate” privacy protections (“third countries”), unless a derogation exists or a valid European Data Protection Law transfer mechanism (for example, the EC approved Standard Contractual Clauses, certification to the EU-U.S. Data Privacy Framework (which allows for transfers for relevant U.S.-based organizations who self-certify compliance and participate in the framework) and the U.K. International Data Transfer Agreement/Addendum) has been put in place and a transfer impact assessment has been carried out. Our compliance with international data transfer obligations under European Data Protection Law, where applicable, may require significant effort and cost, and may limit our ability to transfer such personal data to other jurisdictions or to work with certain service providers that process personal data, and may require us to make strategic considerations around where such personal data is stored. Further, although the EC has acknowledged that the U.K. currently has adequate protections for international data transfers, there may be post-Brexit developments in the future that result in additional costs and operational challenges in complying with the U.K. GDPR and any other developments regulating the transfer of personal data between the U.K. and EU. For example, the U.K. government has now introduced a Data Protection and Digital Information Bill (the “U.K. Bill”) into the U.K. legislative process. The aim of the U.K. Bill is to reform the U.K.’s data protection regime following Brexit. If passed, the final version of the U.K. Bill may have the effect of further altering the similarities between the U.K. and EEA data protection regime and threaten the U.K. adequacy decision from the EC. Failure to comply with the requirements of the European Data Protection Law may result in warning letters, mandatory audits, orders to cease/change the use of data, and financial penalties, including fines of up to 4% of global revenues, or 20.0 million Euros (£17.5 million in the U.K.), whichever is greater. Moreover, data subjects can seek damages for violations, and non-profit organizations can bring claims on behalf of data subjects.

The costs associated with ensuring compliance with these laws, including in particular European Data Protection Law, may be onerous and may adversely affect our business, financial condition, results of operations and prospects. We may also need to rely on multiple third parties, such as partners and service providers, to meet these legal requirements, which could result in additional liability for us if they do not comply.

Efforts to ensure that we comply with all applicable healthcare and data privacy laws and regulations, as well as other domestic and foreign legal requirements, will involve substantial costs. It is possible that governmental and enforcement authorities in the U.S. or outside the U.S. will conclude that our business practices do not comply with current or future legal requirements. If any noncompliance actions are instituted against us, those actions could have a significant impact on our business, including the imposition of significant civil, criminal and administrative penalties, damages, disgorgement, monetary fines, individual imprisonment, exclusion from participation in federal healthcare programs (such as Medicare and Medicaid), contractual damages, reputational harm, diminished profits and future earnings, and curtailment or restructuring of our operations, as well as additional reporting obligations and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, any of which could adversely affect our ability to operate our business and affect the results of our operations. Any action alleging a violation of these laws, even if successfully defended, could result in significant legal expenses and divert management’s attention from the operation of the business. Prohibitions or restrictions on sales (including importation or exportation) or withdrawal of future marketed products could materially affect business in an adverse way.

Healthcare cost control initiatives, including healthcare legislative and regulatory reform measures, may have a material adverse effect on our business and results of operations.

The U.S. and many other jurisdictions have enacted or proposed legal changes affecting the healthcare system that could prevent or delay marketing approval of our product candidates, affect our ability to profitably sell our product candidates once approved, and restrict or regulate post-approval activities. Changes in the legal requirements, or their interpretation, could impact our business by compelling, for example, modification to: our manufacturing arrangements; product labeling; pricing and reimbursement arrangements; private or governmental insurance coverage; the sale practices for, or availability of, our products; or record-keeping activities. If any such changes were to be imposed, they could adversely affect the operation of our business. For more information on these laws and regulations see the section entitled “Business – Government Regulation and Product Approval – Healthcare Reform.”

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

We cannot predict the initiatives that may be adopted in the future. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare and/or impose price controls may adversely affect:

•
the demand for our product candidates, if we obtain regulatory approval;
•
our ability to set a price that we believe is fair for our approved products;
•
our ability to generate revenue and achieve or maintain profitability;
•
the level of taxes that we are required to pay; and
•
the availability of capital.

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

As of December 31, 2023, our executive officers, directors, 5% or greater stockholders and their affiliates beneficially owned approximately 38.4% of our outstanding voting stock. These stockholders may have the ability to influence us through their ownership positions. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to control elections of directors or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

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

A portion of our cash may be held by financial institutions that may have been, or could in the future become, exposed to liquidity issues, bank failures or other systemic financial risks. Our uninsured cash deposits with such financial institutions may be at risk in the event they experience liquidity problems or other financial losses. For example, in May 2023, the Federal Deposit Insurance Corporation (“FDIC”) took control of First Republic Bank and JP Morgan Chase & Co. has since acquired a substantial amount of assets and certain liabilities of First Republic. Although the U.S. Department of Treasury, FDIC and Federal Reserve Board have announced a program to provide up to $25.0 billion of loans to financial institutions secured by certain government securities held by financial institutions to mitigate the risk of potential losses on the sale of such instruments, there is no guarantee that such loans will fully mitigate the risk of potential losses or that the U.S. Department of Treasury, FDIC and Federal Reserve Board will provide access to uninsured funds in the future in the event of the closure of other banks or financial institutions, or that they would do so in a timely fashion. We assess our banking relationships as we believe necessary or appropriate, but uncertainty remains over liquidity concerns in the broader financial services industry, and our business, our business partners, or industry as a whole may be adversely impacted in ways that we cannot predict at this time, including our ability to access cash in amounts adequate to finance or capitalize our current and/or projected business operations could be significantly impaired by factors that affect the financial institutions with which we have banking relationships, and in turn, us. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements (including cash management arrangements), disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry. In addition, our vendors, such as our CMOs, CROs or business partners, may be susceptible to the foregoing liquidity or other financial risks and factors, which could, in turn, have a material adverse effect on our current and/or projected business operations and results of operations and financial condition.

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

In March 2022, we entered into an Open Market Sale Agreement (the “2022 Sale Agreement”) with Jefferies LLC (the “Sales Agent”), to provide for the offering, issuance and sale of up to an aggregate amount of $400.0 million of our common stock from time to time in “at-the-market” offerings. We will pay to the Sales Agent cash commissions of 3.0% of the gross proceeds of sales of common stock under the 2022 Sale Agreement. Through December 31, 2023, we issued 7,518,163 shares of our common stock at an average price of $42.70 per share in accordance with the 2022 Sale Agreement for aggregate net proceeds of $310.9 million, after payment of cash commissions to the Sales Agent and approximately $0.5 million related to legal, accounting and other fees in connection with the sales. In addition, sales of a substantial number of shares of our outstanding common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock.

Given the volatility in the capital markets, we may not be willing or able to continue to raise equity capital through “at-the-market” offerings. We may, therefore, need to turn to other sources of funding that may have terms that are not favorable to us, or reduce our business operations given capital constraints. In addition, sales of a substantial number of shares of our outstanding common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock. We cannot predict the effect that future sales of common stock or other equity-related securities would have on the market price of our common stock. Investors who purchase shares in this offering at different times will likely pay different prices, and so may experience different outcomes in their investment results. We will have discretion, subject to market demand, to vary the timing, prices and numbers of shares sold, and there is no minimum or maximum sales price. Investors may experience a decline in the value of their shares as a result of share sales made at prices lower than the prices they paid.

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

We have incurred substantial losses during our history and do not expect to become profitable in the near future, and we may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire. As of December 31, 2023, we had federal and state NOLs of $954.0 million and $922.8 million, respectively, some of which begin to expire in 2034. Federal and certain state NOLs generated in taxable years ending after December 31, 2017 are not subject to expiration. As of December 31, 2023, we had federal and state research and development and other credit carryforwards of approximately $100.7 million and $64.1 million, which begin to expire in 2034 and 2029, respectively. Under Sections 382 and 383 of the Code, if a corporation undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three-year period, the corporation’s ability to use its pre-change NOLs, and other pre-change tax attributes (such as research and development tax credits) to offset its post-change income or taxes may be limited. During 2022, we completed an assessment of the available net operating loss carryforwards and other tax attributes under Section 382 that covered the period from inception through December 31, 2022. This analysis did not result in a material limitation to our other tax attributes. We have not completed an analysis through December 31, 2023. To the extent there was a change in control during 2023, our tax attributes could be subject to limitation. We may experience ownership changes in the future. As a result, if we earn net taxable income, our ability to use our pre-change NOLs and research and development tax credits to offset such taxable income and income tax, respectively, could be subject to limitations. Similar provisions of state tax law may also apply. As a result, even if we attain profitability, we may be unable to use a material portion of our NOLs and other tax attributes.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk management and strategy:

We face a number of cybersecurity risks in connection with our business and recognize the growing threat within the general marketplace and our industry. To help the Company address these risks, we have implemented a cybersecurity risk management program that is informed by recognized industry standards and frameworks and incorporates elements of the same, including elements of the National Institute of Standards and Technology Cybersecurity Framework.

Our cybersecurity risk management program includes a number of components, including but not limited to a Cybersecurity Incident Response Plan (“CSIRP”), annual cybersecurity awareness training for our employees, vendor risk management, regular system maintenance including application of security patches as appropriate, regular penetration test and security assessments and implementation of enhancements to security measures used to protect our systems and data.

We maintain a CSIRP that is designed to guide our incident response process for cybersecurity incidents that could affect our systems, network, or data. The CSIRP identifies the individuals responsible for developing, maintaining, and following appropriate procedures to identified cybersecurity incidents. We periodically test our CSIRP using tabletop exercises with the goal of improving our processes and preparedness.

Risks from cybersecurity threats have not to date materially affected us, including our business strategy, results of operations or financial condition. For more information about the cybersecurity risks we face, see the risk factor entitled “Our internal computer systems, or those of our collaborators or other contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of our operations and development efforts” in Item 1A-Risk Factors.

Governance:

The Board of Directors, as a whole and through its committees, has responsibility for the oversight of risk management, which includes ensuring that the risk management process implemented within our organization is appropriate and functioning as designed. The Audit Committee of our Board of Directors oversees cybersecurity risks pursuant to its charter, and our governance framework includes oversight by the Audit Committee. The Audit Committee, with assistance from our management, including our Head of IT, periodically reports to the full Board of Directors to inform them of potential cyber risks and threats, the status of projects to further develop our information security systems, and the emerging cybersecurity threat landscape.

Our Head of IT is responsible for strategic leadership of our cybersecurity risk management program. The Head of IT role is currently held by an individual who has approximately eighteen years of professional IT management experience. Our Head of IT also provides regular updates on our cybersecurity risk to our executive leadership team and other management committees responsible for IT and cybersecurity risk management.

Item 2. Properties

Our headquarters are located at 40 Erie Street in Cambridge, Massachusetts, where we occupy approximately 65,000 square feet of office and laboratory space. We have a ten-year lease agreement expiring in September 2026, with an option to extend the term of the lease for an additional three years. In addition, we lease approximately 15,200 square feet of office and laboratory space at 130 Brookline Street in Cambridge, Massachusetts, which expires in 2031. In March 2020, we entered into an agreement to lease approximately 39,000 square feet of office and laboratory space at 281 Albany Street in Cambridge, Massachusetts with an initial term of ten years and an option to extend the lease for two successive five-year terms. In July 2021, we entered into an agreement to lease approximately 14,000 square feet of office space at 17 Tudor Street in Cambridge, Massachusetts with an initial term of five years and an option to extend the lease for one three-year term. In January 2022, we entered into an agreement to lease approximately 38,000 square feet of office and laboratory space at 730 Main Street, Cambridge, Massachusetts with an initial term of ten years and an option to extend the lease for one five-year term. We have subleased approximately 13,000 square feet of this property for office and laboratory use through March 2026. In February 2022, we entered into an agreement to lease approximately 140,000 square feet of office, general laboratory and manufacturing space at 840 Winter Street, Waltham Massachusetts, which will provide us with the ability to manufacture products in a good manufacturing practice (“GMP”) compliant facility in the future. This lease is expected to commence in the second half of 2024 with an initial term of twelve years and an option to extend the lease for two five-year terms. In June 2022, we entered into an agreement to lease approximately 62,000 square feet of office and laboratory space at 640 Memorial Drive, Cambridge, Massachusetts with a term of five years, ending in August 2027.

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

As of February 16, 2024, the number of holders of record of our common stock was 14. The actual number of holders of our common stock is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees. The number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividends

We have never declared or paid cash dividends on our capital stock. We intend to retain all of our future earnings, if any, to finance the growth and development of our business. We do not intend to pay cash dividends to our stockholders in the foreseeable future.

Stock Performance Graph

The following graph shows a comparison from December 31, 2018 through December 31, 2023, of the cumulative total return on an assumed investment of $100.00 in cash in our common stock, the Nasdaq Composite Index and the Nasdaq Biotechnology Index. Such returns are based on historical results and are not intended to suggest future performance. Data for the Nasdaq Composite Index and the Nasdaq Biotechnology Index assume reinvestment of dividends.

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

Information pertaining to fiscal year 2021 was included in our Annual Report on Form 10-K for the year ended December 31, 2022 under Part II, Item 7, “Management’s Discussion and Analysis of Financial Position and Results of Operations,” which was filed with the Securities and Exchange Commission (the “SEC”) on February 23, 2023.

Management Overview

Intellia Therapeutics, Inc. (“we,” “us,” “our,” “Intellia,” or the “Company”) is a leading clinical-stage gene editing company, focused on developing potentially curative therapeutics using CRISPR/Cas9-based technologies. CRISPR/Cas9, an acronym for Clustered, Regularly Interspaced Short Palindromic Repeats (“CRISPR”)/CRISPR associated 9 (“Cas9”), is a technology for genome editing, the process of altering selected sequences of genomic deoxyribonucleic acid (“DNA”). To fully realize the transformative potential of CRISPR/Cas9-based technologies, we are building a full-spectrum gene editing company, by leveraging our modular platform, to advance in vivo and ex vivo therapies for diseases with high unmet need by pursuing two primary approaches. For in vivo applications to address genetic diseases, we deploy CRISPR/Cas9 as the therapy. Our in vivo programs use CRISPR to enable precise editing of disease-causing genes directly inside the human body. In addition, we are advancing ex vivo applications to address immuno-oncology and autoimmune diseases, where we use CRISPR/Cas9 as the tool to create the engineered cell therapy. For our ex vivo programs, CRISPR/Cas9 is used to engineer human cells outside the body. Our deep scientific, technical and clinical development experience, along with our robust intellectual property (“IP”) portfolio, have enabled us to unlock broad therapeutic applications of CRISPR/Cas9 and related technologies to create new classes of genetic medicine. For more information regarding our business, mission and pipeline, see above sections in Part I entitled “Overview”, “Strategy” and “Our Pipeline”.

Financial Overview

Collaboration Revenue

Our revenue consists of collaboration revenue, including amounts recognized related to upfront technology access payments for licenses, technology access fees, research materials shipped, research funding and milestone payments earned under our collaboration and license agreements.

Research and Development

Research and development costs consist of expenses incurred in performing research and development activities, such as compensation and benefits, which includes stock-based compensation, for full-time research and development employees, allocated facility-related expenses, overhead expenses, license and milestone fees, contract research, development and manufacturing services, clinical trial costs and other related costs.

General and Administrative

General and administrative expenses consist primarily of compensation and benefits, including stock-based compensation, for our executive, finance, legal, human resources, business development and support functions. Also included in general and administrative expenses are allocated facility-related costs not otherwise included in research and development expenses, travel expenses and professional fees for auditing, tax and legal services, including IP-related legal services, and other consulting fees and expenses.

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

Comparison of Years Ended December 31, 2023 and 2022

The following table summarizes our results of operations for the years ended December 31, 2023 and 2022 (in thousands):

	Year Ended December 31,		Period-to-
	2023	2022	Period Change
Collaboration revenue	$36,275	$52,121	$(15,846)
Operating expenses:
Research and development	435,069	419,979	15,090
General and administrative	116,497	90,306	26,191
Total operating expenses	551,566	510,285	41,281
Operating loss	(515,291)	(458,164)	(57,127)
Other income (expense), net:
Interest income	49,832	8,542	41,290
Loss from equity method investment	(15,633)	(11,079)	(4,554)
Change in fair value of contingent consideration	(100)	(13,485)	13,385
Total other income (expense), net	34,099	(16,022)	50,121
Net loss	$(481,192)	$(474,186)	$(7,006)

Collaboration Revenue

Collaboration revenue decreased by $15.8 million to $36.3 million during the year ended December 31, 2023, as compared to $52.1 million during the year ended December 31, 2022. This decrease was primarily driven by a $10.3 million cumulative adjustment related to a contract modification resulting from Regeneron exercising a one-time option to extend the term of our technology collaboration for an additional two years. Refer to Note 9 to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K for further details.

Research and Development

Research and development expenses increased by $15.1 million to $435.1 million during the year ended December 31, 2023, as compared to $420.0 million during the year ended December 31, 2022.

The following table summarizes our research and development expenses for the years ended December 31, 2023 and 2022, together with the changes in those items in dollars (in thousands) and the respective percentages of change.

	Year Ended December 31,		Period-to-	Percent
	2023	2022	Period Change	Change
External development expenses by program:
NTLA-2001	$54,454	$37,849	$16,605	44%
NTLA-2002	24,560	11,611	12,949	112%
NTLA-3001	17,312	11,506	5,806	50%
NTLA-5001	-	17,827	(17,827)	-100%
Unallocated research and development expenses:
Employee-related expenses	136,628	112,931	23,697	21%
Research materials and contracted services	60,726	74,834	(14,108)	-19%
In-process research and development	-	55,990	(55,990)	-100%
Research milestone	874	-	874	-
Facility-related expenses	53,141	37,618	15,523	41%
Stock-based compensation	82,211	56,279	25,932	46%
Other	5,163	3,534	1,629	46%
Total research and development expenses	$435,069	$419,979	$15,090	4%

The increase in research and development expenses for the year ended December 31, 2023 compared to the year ended December 31, 2022 was primarily attributable to:

•
a $16.6 million increase in external costs related to the development of NTLA-2001, our lead product candidate, primarily due to an increase in spend on drug components and contracted services;
•
a $12.9 million increase in external costs related to the development of NTLA-2002, primarily due to an increase in spend on drug components, contracted services and consulting services;
•
a $5.8 million increase in external costs related to NTLA-3001, primarily related to an increase in spend on drug components and consulting and professional services, offset in part by a decrease in spend on contracted services;
•
a $17.8 million decrease in external costs related to the development of NTLA-5001, as we discontinued this program as part of our pivot to an allogeneic pipeline;
•
a $23.7 million increase in employee-related expenses, primarily driven by the increase in personnel growth to support our lead programs;
•
a $14.1 million decrease in research materials and contracted services primarily driven by a decrease in drug component expenses and contracted services related to early stage programs;
•
a $56.0 million decrease in in-process research and development expense related to the acquisition of Rewrite Therapeutics, Inc. in the first half of 2022;
•
a $15.5 million increase in facility-related expenses primarily related to rent, depreciation, maintenance and services, and technology expense allocated to research and development; and
•
a $25.9 million increase in stock-based compensation driven by increases in employee headcount in 2023 compared to 2022.

During 2024, we expect research and development expenses to increase as we advance our global pivotal trials for NTLA-2001 and NTLA-2002, progress our NTLA-3001 program and nominate new development candidates.

General and Administrative

General and administrative expenses increased by $26.2 million to $116.5 million during the year ended December 31, 2023, compared to $90.3 million during the year ended December 31, 2022. This increase was primarily related to an increase in employee-related expenses, including stock-based compensation of $16.7 million.

Other Income (Expense), Net

The increase in other income (expense), net of $50.1 million is primarily related to a $41.3 million increase in interest income, driven by an increase in market rates, and a $13.4 million decrease in other expense related to the change in fair value of contingent consideration, offset in part by a $4.6 million increase in the loss from our equity method investment.

Liquidity and Capital Resources

Since our inception through December 31, 2023, we have raised an aggregate of $2,534.1 million to fund our operations through our collaboration agreements, our initial public offering and concurrent private placements, follow-on public offerings, at-the-market offerings and the sale of convertible preferred stock.

As of December 31, 2023, we had $1,012.1 million in cash, cash equivalents and marketable securities.

At-the-Market Offering Programs

2019 Sale Agreement

In August 2019, we entered into an Open Market Sale Agreement (the “2019 Sale Agreement”) with Jefferies LLC (“Jefferies”), under which Jefferies was able to offer and sell, from time to time in “at-the-market” offerings, shares of our common stock having aggregate gross proceeds of up to $150.0 million. We agreed to pay cash commissions of 3.0% of the gross proceeds of sales of common stock under the 2019 Sale Agreement. Under the 2019 Sale Agreement, we issued 3,778,889 shares of our common stock.

During the first quarter of 2022, we issued 579,788 shares of our common stock in a series of sales at an average price of $69.43 per share in accordance with the 2019 Sale Agreement, for aggregate net proceeds of $38.9 million after payment of cash commissions and legal, accounting and other fees in connection with the sales. The 2019 Sale Agreement expired in the third quarter of 2022.

2022 Sale Agreement

In March 2022, we entered into an Open Market Sale Agreement (the “2022 Sale Agreement”) with Jefferies, under which Jefferies is able to offer and sell, from time to time in “at-the-market” offerings, shares of our common stock having aggregate gross proceeds of up to $400.0 million. We agreed to pay cash commissions of 3.0% of the gross proceeds of sales of common stock under the 2022 Sale Agreement. Through December 31, 2023 we have issued 7,518,163 shares of our common stock under the 2022 Sale Agreement.

During the year ended December 31, 2023, we issued 4,122,824 shares of our common stock, in a series of sales, at an average price of $30.57 per share, in accordance with the 2022 Sale Agreement for aggregate net proceeds of $121.9 million, after payment of cash commissions and legal, accounting and other fees in connection with the sales. As of December 31, 2023, $2.1 million of these proceeds are included in “Prepaid expenses and other current assets” on our consolidated balance sheet, representing offerings with trade dates in December 2023 that were settled in January 2024.

During the year ended December 31, 2022, we issued 3,395,339 shares of our common stock, in a series of sales, at an average price of $57.43 per share, in accordance with the 2022 Sale Agreement for aggregate net proceeds of $189.0 million, after payment of cash commissions and legal, accounting and other fees in connection with the sales.

Follow-on Offering

In December 2022, we closed an underwritten public offering of 7,532,751 shares of common stock, including the exercise in full of the underwriters’ option to purchase an additional 982,532 shares of common stock, at the public offering price of $45.80 per share, for aggregate net proceeds of $337.9 million, after deducting the underwriting discount, commissions and legal, accounting and other fees in connection with the sales.

Funding Requirements

Our primary uses of capital are, and we expect will continue to be, research and development research materials and contracted services, clinical trial costs, compensation and related expenses, laboratory and office facilities, research supplies, legal and regulatory expenses, patent prosecution filing and maintenance costs for our licensed IP, milestone and royalty payments and general overhead costs. During 2024, we expect our expenses to increase compared to prior periods in connection with our ongoing activities as we continue to develop our clinical programs and advance additional programs into clinical development.

We are eligible to earn a significant amount of milestone payments and royalties, in each case, on a per-product basis under our collaborations with SparingVision SAS (“SparingVision”) and ONK Therapeutics, Ltd. (“ONK”), on a per-target basis under our collaboration with Regeneron Pharmaceuticals, Inc. (“Regeneron”) and upon achievement of certain events under our collaboration with Kyverna Therapeutics, Inc. (“Kyverna”). Our ability to earn these milestone payments and the timing of achieving these milestones is dependent upon the outcome of our research and development activities and is uncertain at this time. Our rights to payments under our collaboration agreements are our only committed external source of funds.

Because our lead programs are in the clinical stage and the outcome of these efforts is uncertain, we cannot estimate the actual amounts necessary to successfully complete the development and commercialization of any future product candidates or whether, or when, we may achieve profitability. Until such time as we can generate substantial product revenues, if ever, we expect to fund our ongoing cash needs through equity financings and collaboration arrangements. We receive cost reimbursements from Regeneron related to our collaboration agreements with them. Additionally, we are eligible to earn milestone payments and royalties, in each case, on a per-product basis under our collaborations with SparingVision and ONK, on a per-target basis under our collaboration with Regeneron, and upon achievement of certain events with Kyverna, subject to the provisions of our agreements with each of them. Except for these sources of funding, we will not have any committed external source of liquidity. To the extent that we raise additional capital through the future sale of equity, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing stockholders. If we raise additional funds through collaboration arrangements in the future, we may have to relinquish valuable rights to our technologies, future revenue streams or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Outlook

Based on our research and development plans and our expectations related to the progress of our programs, we expect that our cash, cash equivalents and marketable securities as of December 31, 2023, as well as research and cost reimbursement funding from our collaboration agreements will enable us to fund our ongoing operating expenses and capital expenditure requirements into mid-2026, excluding any potential milestone payments or extension fees that could be earned and distributed under our collaboration agreements or any strategic use of capital not currently in the base case planning assumptions. We have based this estimate on current assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect. In January 2024, following an internal strategic review, we announced an effort to streamline company-wide operations to further focus resources on key strategic priorities and programs. These changes resulted in a pause of select exploratory research-stage programs and a workforce reduction of approximately 15%.

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

Cash Flows

The following is a summary of cash flows for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022
	(In thousands)
Net cash used in operating activities	$(394,086)	$(333,287)
Net cash (used in) provided by investing activities	(31,347)	160,309
Net cash provided by financing activities	130,323	582,955

Net cash used in operating activities

Net cash used in operating activities of $394.1 million during the year ended December 31, 2023 primarily consists of a net loss of $481.2 million, further reduced by changes in operating assets and liabilities of $52.5 million, including the receipt of $18.7 million in payments from our collaboration partners during that period and offset in part by non-cash charges of stock-based compensation of $134.1 million, loss on equity method investment of $22.3 million and depreciation of $9.0 million.

Net cash used in operating activities of $333.3 million during the year ended December 31, 2022 primarily consists of a net loss of $474.2 million, further reduced by changes in operating assets and liabilities of $53.9 million, including the receipt of $10.7 million in payments from our collaboration partners during that period and offset in part by non-cash charges of stock-based compensation of $91.4 million, in-process research and development expense of $56.0 million, losses on equity method investment of $22.5 million and depreciation of $7.6 million.

Net cash (used in) provided by investing activities

During the year ended December 31, 2023, our investing activities used cash of $31.3 million primarily due to $904.5 million of marketable securities purchased and $14.0 million in cash for the purchase of property and equipment, offset in part by $887.1 million in marketable securities maturing.

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

Net cash provided by financing activities

Net cash provided by financing activities of $130.3 million during the year ended December 31, 2023 is primarily due to the receipt of $119.8 million in net proceeds from at-the-market offerings, $6.6 million in cash received from the exercise of stock options and $3.9 million in cash received from the issuance of shares through our employee stock purchase plan.

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

Property Leases - Commenced

As of December 31, 2023, our contractual commitments for leases were $146.5 million, which will be paid over the term of such leases. For additional information on our leases and timing of future payments refer to Note 12 of the consolidated financial statements included in this Annual Report on Form 10-K.

Property Leases – Not Yet Commenced

In February 2022, we entered into a lease agreement for office, general laboratory and planned good manufacturing practice (“GMP”) manufacturing space at 840 Winter Street in Waltham, Massachusetts, which is described in further detail in Note 12 of the consolidated financial statements included in this Annual Report on Form 10-K. In connection therewith, we have committed to making at least $146.0 million in rental payments over a lease term of 144 months estimated to begin in the second half of 2024.

Other Obligations

We enter into contracts in the normal course of business with various third parties for clinical trials, preclinical research studies, supply manufacturing and other services and products for operating purposes. These contracts are generally cancelable at any time by us upon prior written notice.

We do not include any potential future pass-through milestone payments or royalty payments we may be required to make under our existing license agreements or the merger agreement related to our acquisition of Rewrite due to the uncertainty of the occurrence of the events requiring payment under those agreements. These payments are not reflected in the disclosures above. In January 2023, a research milestone related to Rewrite was achieved and settled (see Note 11 of the consolidated financial statements included in this Annual Report on Form 10-K ).

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

We define our critical accounting policies as those accounting principles generally accepted in the U.S. that require the most significant judgments and estimates about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations as well as the specific manner in which we apply those principles. We believe the critical accounting policies used in the preparation of our consolidated financial statements which require significant estimates and judgments are as follows:

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

As of December 31, 2023, our revenue recognized is solely related to collaboration agreements with third parties which are either within the scope of ASC 606, under which we license certain rights to our product candidates to third parties, or within the scope of ASC 808, Collaborative Arrangements (“ASC 808”) if it involves a joint operating activity pursuant to which we are an active participant and are exposed to significant risks and rewards with respect to the arrangement. As discussed in further detail in Note 9 to our consolidated financial statements of this Annual Report on Form 10-K, we enter into out-licensing agreements which are within the scope of ASC 606, under which we license certain rights to our product candidates to third parties and may provide services related to the research and development of the product candidates. The terms of these arrangements typically include consideration payable to us of one or more of the following: nonrefundable, upfront fees; development, regulatory, and commercial milestone payments; research and development funding payments; and royalties on the net sales of licensed products. Additionally, the terms of certain arrangements may include an equity interest in the other company. Consideration received from each of these payments results in collaboration revenues, except for revenues from royalties on the net sales of licensed products, which are classified as royalty revenues. For arrangements within the scope of ASC 808, the terms of these arrangements typically include payments received or made under the cost sharing provisions which are recognized as a component of collaboration revenues in the consolidated statements of operations and comprehensive loss.

In determining the accounting for each contract, the significant areas of management judgment or estimation include the determination of accounting for contract changes as modifications and whether those are separate and distinct or part of a partially satisfied performance obligation, determining the transaction price, identifying the distinct performance obligations within a contract, determining the standalone selling prices for distinct performance obligations when more than one distinct performance obligation is identified within a contract and determining the revenue recognition pattern for each performance obligation that best reflects the timing of when we transfer control of goods and services to the customer. If the consideration received in exchange for entering into a contract is in the form of noncash consideration, we are required to estimate the fair value of the noncash consideration received. If our estimates of the noncash consideration received are not appropriate it could impact the total amount of revenue recognized for the contract. Furthermore, many of our performance obligations, whether distinct or combined, do not have readily available standalone selling prices and therefore we are required to make judgments and estimates regarding the standalone selling prices when relevant. To the extent the estimates are not appropriate in the circumstances, it could impact the timing of our revenue recognition. We evaluate the measure of progress each reporting period and if estimates related to the measure of progress change, related revenue recognition is adjusted accordingly.

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

Stock-Based Compensation

We measure employee stock-based compensation based on the grant date fair value of the equity awards using the Black-Scholes option pricing model. Stock-based compensation expense is recognized on a straight-line basis over the requisite service period of the awards and is adjusted for pre-vesting forfeitures in the period in which the forfeitures occur. For equity awards that have a performance or market condition, we recognize stock-based compensation expense using the accelerated attribution method. Estimates of stock-based compensation expense for an award with a performance condition are based on our assessment of the probability that the performance condition will be achieved. Our stock price is a key input that will drive the grant date fair value of the equity awards.

Significant judgments made with respect to stock-based compensation relate to certain assumptions made when selecting model inputs used in the Black-Scholes option pricing model, in particular the volatility and expected life assumptions. Volatility assumptions are calculated based on historical volatility of the Company’s stock. We estimate the expected term of options using the simplified method. In addition, an expected dividend yield of zero is used in the option valuation model because we do not pay cash dividends and do not expect to pay any cash dividends in the foreseeable future. The fair value of market-based restricted stock units is determined using a Monte Carlo simulation model, which uses multiple input variables to determine the probability of satisfying the market condition requirements.

Stock-based compensation expense for an award with performance conditions also include significant judgment with respect to the probability that the performance condition will be achieved, as the amount of expense recorded is based on the probable outcome of the performance conditions.

We classify stock-based compensation expense in our consolidated statements of operations and comprehensive loss in the same manner in which the award recipient’s salary and related costs are classified or in which the award recipient’s service payments are classified.

Recent Accounting Pronouncements

Refer to Note 2 to our consolidated financial statements included in Part IV, Item 15, “Notes to Consolidated Financial Statements,” of this Annual Report on Form 10-K for a description of recent accounting pronouncements applicable to our business.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of December 31, 2023, we had cash equivalents, restricted cash equivalents and marketable securities of $921.6 million consisting of interest-bearing money market accounts, corporate and financial institution debt securities, U.S. Treasury and other government securities and asset-backed securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are primarily in marketable securities. Due to the short-term duration of our investment portfolios and the low risk profile of our investments, we do not believe an immediate change of 100 basis points, or one percentage point, would have a material effect on the fair market value of our investment portfolio. Declines in interest rates, however, would reduce future investment income.

We do not have any foreign currency or derivative financial instruments. Inflation generally affects us by increasing our cost of labor, preclinical and clinical trial costs. We do not believe that inflation had a material effect on our results of operations during the year ended December 31, 2023.

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

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2023.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013 framework) (“COSO”). Based on its assessment, management believes that, as of December 31, 2023, our internal control over financial reporting is effective based on those criteria.

Deloitte & Touche LLP, our independent registered public accounting firm, has issued an attestation report on the effectiveness of our internal control over financial reporting, which is included below.

Changes in Internal Controls over Financial Reporting

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Intellia Therapeutics, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Intellia Therapeutics, Inc. and subsidiary (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 22, 2024, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

Boston, Massachusetts

February 22, 2024

Item 9B. Other Information

Rule 10b5-1 Trading Plans

During the three months ended December 31, 2023, none of the Company’s directors or officers adopted, materially modified, or terminated any contract, instruction, or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K and is incorporated by reference from our definitive proxy statement to be filed with the SEC with respect to our 2024 Annual Meeting of Stockholders, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, which we expect to file with the SEC no later than April 29, 2024.

Item 10. Directors, Executive Officers and Corporate Governance

Information regarding our directors, including the audit committee and audit committee financial experts, and executive officers and compliance with Section 16(a) of the Exchange Act will be included in our 2024 Proxy Statement and is incorporated herein by reference.

We have adopted a Code of Business, Conduct and Ethics for all of our directors, officers and employees as required by Nasdaq governance rules and as defined by applicable SEC rules. Stockholders may locate a copy of our Code of Business Conduct and Ethics on our website at www.intelliatx.com or request a copy without charge from:

Intellia Therapeutics, Inc.

Attention: Investor Relations

40 Erie Street, Suite 130

Cambridge, MA 02139

We will post to our website any amendments to the Code of Business, Conduct and Ethics, and any waivers that are required to be disclosed by the rules of either the SEC or Nasdaq.

Item 11. Executive Compensation

The information required by this item regarding executive compensation will be included in our definitive proxy statement to be filed with the SEC with respect to our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item regarding security ownership of certain beneficial owners and management and securities authorized for issuance under equity compensation plans will be included in our definitive proxy statement to be filed with the SEC with respect to our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item regarding certain relationships and related transactions and director independence will be included in our definitive proxy statement to be filed with the SEC with respect to our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information about aggregate fees billed to us by our independent principal accountant, Deloitte & Touche LLP (PCAOB ID No. 34), located in Boston, Massachusetts, will be presented in our definitive proxy statement to be filed with the SEC with respect to our 2024 Annual Meeting of Stockholders under the caption “Audit Committee Matters — Principal Accounting Firm Fees” and is incorporated herein by reference.

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Intellia Therapeutics, Inc. and subsidiary (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2024, expressed an unqualified opinion on the Company’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Revenue Recognition — Collaboration Arrangements – Refer to Note 9 to the financial statements.

Critical Audit Matter Description

The Company recognizes collaboration revenue on license and collaboration agreements as they fulfill their performance obligations and transfer control of goods and services to the customer. During 2023, a customer exercised an extension (the “Extension”) for one of the customer's collaboration agreements, which resulted in management applying judgment in determining the accounting for the modified agreement, and in particular, in identifying if the promised performance obligations were distinct.

Auditing the Company’s accounting for revenues pertaining to the Extension required an increased extent of effort and a high degree of auditor judgment, due to the complex and judgmental nature of evaluating the terms and assumptions of the related Extension and the appropriate accounting for the modification under the guidance in ASC 606, Revenue from Contracts with Customers.

How the Critical Audit Matter Was Addressed in the Audit

Our principal audit procedures related to the Company’s revenue recognition for the Extension included the following:

•
We tested the effectiveness of controls over the Company’s processes for assessing the accounting treatment of modifications to existing collaboration agreements.
•
Obtained and read the Extension agreement along with the original and amended collaboration agreements and the Company’s accounting position paper for the Extension.
•
We tested and evaluated, among other things, the performance obligations identified and the Company’s conclusion that the promised goods and services under the Extension are not distinct from the combined performance obligations identified in the existing arrangement.
•
Performed corroborative inquiries with those overseeing the work relating to the Extension.
•
We tested the mathematical accuracy of management’s calculations of revenue and the associated timing of revenue recognized in the financial statements.

/s/ Deloitte & Touche LLP

Boston, Massachusetts
February 22, 2024

We have served as the Company’s auditor since 2015.

INTELLIA THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands except share and per share data)

	December 31, 2023	December 31, 2022
ASSETS
Current Assets:
Cash and cash equivalents	$226,748	$523,506
Marketable securities	685,475	669,116
Accounts receivable ($0.2 million and $0.3 million, respectively, from related party)	36,456	3,768
Prepaid expenses and other current assets	49,651	20,407
Total current assets	998,330	1,216,797
Marketable securities - noncurrent	99,864	69,338
Property and equipment, net	32,760	27,921
Operating lease right-of-use assets	115,375	133,076
Equity method investment	11,765	32,455
Investments and other assets	42,883	40,527
Total Assets	$1,300,977	$1,520,114
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$7,452	$5,154
Accrued expenses ($1.0 million and $1.6 million, respectively, from related party)	67,017	60,876
Current portion of operating lease liability	18,599	16,685
Current portion of deferred revenue ($0 and $19.9 million, respectively, from related party)	22,140	43,839
Total current liabilities	115,208	126,554
Deferred revenue, net of current portion	38,853	19,932
Long-term operating lease liability	96,747	114,018
Contingent consideration liability	-	24,026
Total liabilities	250,808	284,530
Commitments and contingencies (Note 8)
Stockholders’ Equity:
Common stock, $0.0001 par value; 240,000,000 and 120,000,000 shares authorized at December 31, 2023 and December 31, 2022, respectively; 92,997,158 and 87,103,007 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	9	9
Additional paid-in capital	2,710,797	2,420,223
Accumulated other comprehensive loss	(2,258)	(7,461)
Accumulated deficit	(1,658,379)	(1,177,187)
Total stockholders’ equity	1,050,169	1,235,584
Total Liabilities and Stockholders’ Equity	$1,300,977	$1,520,114

The accompanying notes are an integral part of these consolidated financial statements.

INTELLIA THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Amounts in thousands except per share data)

	Year Ended December 31,
	2023	2022	2021
Collaboration revenue (1)	$36,275	$52,121	$33,053
Operating expenses:
Research and development	435,069	419,979	229,807
General and administrative	116,497	90,306	71,096
Total operating expenses	551,566	510,285	300,903
Operating loss	(515,291)	(458,164)	(267,850)
Other income (expense), net:
Interest income	49,832	8,542	1,283
Loss from equity method investment	(15,633)	(11,079)	(1,325)
Change in fair value of contingent consideration	(100)	(13,485)	-
Total other income (expense), net	34,099	(16,022)	(42)
Net loss	$(481,192)	$(474,186)	$(267,892)
Net loss per share, basic and diluted	$(5.42)	$(6.16)	$(3.78)
Weighted average shares outstanding, basic and diluted	88,770	76,972	70,894
Other comprehensive loss:
Unrealized gain (loss) on marketable securities	3,635	(1,637)	(2,126)
Other comprehensive gain (loss) from equity method investment	1,568	(3,192)	(507)
Comprehensive loss	$(475,989)	$(479,015)	$(270,525)
(1) Including the following revenue from related party (see Notes 9 and 16):	$12,832	$21,134	$6,072

The accompanying notes are an integral part of these consolidated financial statements.

INTELLIA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share data)

			Additional	Accumulated Other		Total
	Common		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2020	66,234,056	$7	$962,173	$1	$(435,109)	$527,072
Issuance of common stock through follow-on offerings, net of issuance costs of $284	4,758,620	-	648,315	-	-	648,315
Issuance of common stock through at-the-market offerings, net of issuance costs of $52	641,709	-	45,255	-	-	45,255
Exercise of stock options	2,700,886	-	41,094	-	-	41,094
Vesting of restricted stock units	119,715	-	-	-	-	-
Issuance of shares under employee stock purchase plan	30,897	-	2,024	-	-	2,024
Stock-based compensation	-	-	47,009	-	-	47,009
Other comprehensive loss - unrealized loss on marketable securities	-	-	-	(2,126)	-	(2,126)
Other comprehensive loss - equity method investment	-	-	-	(507)	-	(507)
Net loss	-	-	-	-	(267,892)	(267,892)
Balance at December 31, 2021	74,485,883	7	1,745,870	(2,632)	(703,001)	1,040,244
Issuance of common stock through follow-on offerings, net of issuance costs of $253	7,532,751	1	337,891	-	-	337,892
Issuance of common stock through at-the-market offerings, net of issuance costs of $164 - 2019 Sale Agreement	579,788	1	38,885	-	-	38,886
Issuance of common stock through at-the-market offerings, net of issuance costs of $125 - 2022 Sale Agreement	3,395,339	-	189,011	-	-	189,011
Exercise of stock options	883,954	-	14,517	-	-	14,517
Vesting of restricted stock units	147,674	-	-	-	-	-
Issuance of shares under employee stock purchase plan	77,618	-	2,649	-	-	2,649
Stock-based compensation	-	-	91,400	-	-	91,400
Other comprehensive loss - unrealized loss on marketable securities	-	-	-	(1,637)	-	(1,637)
Other comprehensive loss - equity method investment	-	-	-	(3,192)	-	(3,192)
Net loss	-	-	-	-	(474,186)	(474,186)
Balance at December 31, 2022	87,103,007	9	2,420,223	(7,461)	(1,177,187)	1,235,584
Issuance of common stock through at-the-market offerings, net of issuance costs of $376 - 2022 Sale Agreement	4,122,824	-	121,870	-	-	121,870
Contingent consideration paid to Rewrite Holders	567,045	-	24,126	-	-	24,126
Exercise of stock options	385,130	-	6,599	-	-	6,599
Vesting of restricted stock units	677,055	-	-	-	-	-
Issuance of shares under employee stock purchase plan	142,097	-	3,929	-	-	3,929
Stock-based compensation	-	-	134,050	-	-	134,050
Other comprehensive gain - unrealized gain on marketable securities	-	-	-	3,635	-	3,635
Other comprehensive gain - equity method investment	-	-	-	1,568	-	1,568
Net loss	-	-	-	-	(481,192)	(481,192)
Balance at December 31, 2023	92,997,158	$9	$2,710,797	$(2,258)	$(1,658,379)	$1,050,169

The accompanying notes are an integral part of these consolidated financial statements.

INTELLIA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Year Ended December 31,
	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(481,192)	$(474,186)	$(267,892)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,976	7,572	6,891
Loss (gain) on disposal of property and equipment	72	(162)	-
Stock-based compensation	134,050	91,400	47,009
(Accretion) amortization of investment discounts and premiums	(25,897)	4,003	7,604
Loss from equity method investment	15,633	11,079	1,325
Deferral of equity method investment intra-entity profit on sales	6,624	11,405	2,937
Change in fair value of contingent consideration	100	13,485	-
In-process research and development expense	-	55,990	-
Changes in operating assets and liabilities:
Accounts receivable	(32,688)	(1,737)	99
Prepaid expenses and other current assets	(27,168)	(2,160)	(9,798)
Operating lease right-of-use assets	19,011	13,121	9,349
Other assets	(707)	(1,091)	117
Accounts payable	2,522	(4,584)	529
Accrued expenses	6,024	15,924	17,260
Deferred revenue	(2,778)	(63,464)	(31,355)
Operating lease liabilities	(16,668)	(9,882)	(9,105)
Net cash used in operating activities	(394,086)	(333,287)	(225,030)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(13,985)	(13,558)	(12,756)
Purchases of marketable securities	(904,464)	(429,032)	(1,020,620)
Maturities of marketable securities	887,102	647,581	485,598
Proceeds from sale of property and equipment	-	150	-
Acquired in-process research and development, net of cash acquired of $287	-	(44,832)	-
Investment in Kyverna Therapeutics, Inc.	-	-	(3,000)
Net cash (used in) provided by investing activities	(31,347)	160,309	(550,778)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock through follow-on offerings, net of issuance costs	-	337,892	648,315
Net proceeds from issuance of common stock through at-the-market offerings, net of issuance costs	119,795	227,897	45,255
Proceeds from options exercised	6,599	14,517	41,094
Issuance of shares through employee stock purchase plan	3,929	2,649	2,024
Net cash provided by financing activities	130,323	582,955	736,688
Net (decrease) increase in cash and cash equivalents and restricted cash equivalents	(295,110)	409,977	(39,120)
Cash, cash equivalents and restricted cash equivalents, beginning of period	535,463	125,486	164,606
Cash, cash equivalents and restricted cash equivalents, end of period	$240,353	$535,463	$125,486

Reconciliation of cash, cash equivalents and restricted cash equivalents to consolidated balance sheet:
Cash and cash equivalents	$226,748	$523,506	$123,406
Restricted cash equivalents, included in investments and other assets	13,605	11,957	2,080
Total cash, cash equivalents and restricted cash equivalents	$240,353	$535,463	$125,486

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Purchases of property and equipment unpaid at period end	$1,525	$1,623	$667
Shares issued for Rewrite contingent consideration	24,126	-	-
Right-of-use assets acquired under operating leases	1,311	67,053	49,378
Proceeds from at-the-market offerings unpaid at period end	2,075	-	-
Contingent consideration liability assumed in asset acquisition	-	10,541	-
Non-cash trade-in of property and equipment	-	200	-
Non-cash contribution of intellectual property to AvenCell Therapeutics, Inc.	-	-	62,900
Non-cash contribution of intellectual property to SparingVision SAS	-	-	14,759
Non-cash contribution of intellectual property to Kyverna Therapeutics, Inc.	-	-	7,000

The accompanying notes are an integral part of these consolidated financial statements.

INTELLIA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.
Nature of Operations

Organization

Intellia Therapeutics, Inc. (“Intellia” or the “Company”) is a leading clinical-stage gene editing company, focused on developing potentially curative therapeutics using CRISPR/Cas9-based technologies. CRISPR/Cas9, an acronym for Clustered, Regularly Interspaced Short Palindromic Repeats (“CRISPR”)/CRISPR associated 9 (“Cas9”), is a technology for genome editing, the process of altering selected sequences of genomic deoxyribonucleic acid (“DNA”). To fully realize the transformative potential of CRISPR/Cas9-based technologies, the Company is building a full-spectrum gene editing company, by leveraging its modular platform, to advance in vivo and ex vivo therapies for diseases with high unmet need by pursuing two primary approaches. For in vivo applications to address genetic diseases, the Company deploys CRISPR/Cas9 as the therapy. The Company’s in vivo programs use CRISPR to enable precise editing of disease-causing genes directly inside the human body. In addition, the Company is advancing ex vivo applications to address immuno-oncology and autoimmune diseases, where it uses CRISPR/Cas9 as the tool to create the engineered cell therapy. For its ex vivo programs, CRISPR/Cas9 is used to engineer human cells outside the body. The Company’s deep scientific, technical and clinical development experience, along with its robust intellectual property (“IP”) portfolio, have enabled it to unlock broad therapeutic applications of CRISPR/Cas9 and related technologies to create new classes of genetic medicine.

The Company was founded and commenced active operations in 2014. The Company will require substantial additional capital to fund its research and development. The Company is subject to risks and uncertainties common to clinical-stage companies in the biotechnology industry, including, but not limited to, development by competitors of more advanced or effective therapies, dependence on key executives, protection of and dependence on proprietary technology, compliance with government regulations and ability to secure additional capital to fund operations. Programs currently in development or moving into development will require significant additional research and development efforts, including preclinical and clinical testing and regulatory approval prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel and infrastructure and extensive compliance-reporting capabilities. Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will realize significant revenue from product sales.

Liquidity

Since its inception through December 31, 2023, the Company has raised an aggregate of $2,534.1 million to fund its operations through its initial public offering (“IPO”) and concurrent private placements, follow-on public offerings, at-the-market offerings and the sale of convertible preferred stock, as well as through its collaboration agreements. The Company expects that its cash, cash equivalents and marketable securities as of December 31, 2023 will enable the Company to fund its ongoing operating expenses and capital expenditure requirements for at least the twelve-month period following the issuance of these consolidated financial statements.

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

In February 2022, the Company entered into an agreement to acquire Rewrite Therapeutics, Inc., a Delaware corporation (“Rewrite”). On the effective date of the agreement, Rewrite became a wholly owned subsidiary of the Company. In September 2022, Rewrite merged into Intellia, with Intellia the surviving entity.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates, judgments and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates in these consolidated financial statements have been made in connection with the calculation of revenues, research and development expenses, valuation and determination of impairment of equity and fair value method investments, contingent consideration and stock-based compensation expense. The Company bases its estimates on historical experience and various other assumptions that management believes to be reasonable under the circumstances at the time such estimates are made. Actual results could differ from those estimates. The Company periodically reviews its estimates in light of changes in circumstances, facts and experience.

The effects of material revisions in estimates are reflected in the consolidated financial statements prospectively from the date of the change in estimate.

Fair Value Measurements

The Company’s financial instruments include cash equivalents, restricted cash equivalents, marketable securities, accounts receivable, non-marketable securities, accounts payable and accrued expenses. Certain of the Company’s financial assets, including cash equivalents, restricted cash equivalents and marketable securities, have been initially valued at the transaction price, and subsequently revalued at the end of each reporting period, utilizing third party pricing services or other observable market data. The pricing services utilize industry standard valuation models and observable market inputs to determine value. Investments in non-marketable securities are accounted for using the measurement alternative at cost minus impairment, adjusted for changes in observable prices.

Refer to Note 4 for further information regarding the Company’s fair value measurements.

Other financial instruments, including accounts receivable, accounts payable and accrued expenses, are carried at cost, which approximate fair value due to the short duration and term to maturity.

Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. As of December 31, 2023, cash equivalents consisted of interest-bearing money market accounts, U.S. Treasury bills and other government securities. As of December 31, 2022, cash equivalents consisted of interest-bearing money market accounts and reverse purchase agreements.

Restricted Cash Equivalents

The Company has restricted cash equivalents made up of money market funds held in collateral accounts that are restricted to secure letters of credit in accordance with certain of its leases. As of December 31, 2023, these restricted cash equivalents amounted to $13.6 million. As of December 31, 2022, these restricted cash equivalents amounted to $12.0 million. The letters of credit are required to be maintained throughout the term of the leases; in some cases, the Company is able to reduce the amounts held over time. These restricted cash equivalents are long-term in nature and are included in “Investments and other assets” in the Company’s consolidated balance sheets.

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

Non-Marketable Equity Securities

The Company periodically invests in equity securities of companies whose securities are not publicly traded and where fair value is not readily available. These investments are accounted for using the measurement alternative at cost minus impairment adjusted for changes in observable prices. The Company monitors these investments to evaluate whether there are any indicators of impairment, and if so determines the fair value of the investment and compares to the recorded balance, to determine if there is an impairment, or if the investment has a readily determinable fair value. These investments are included in “Investments and other assets” in the Company’s consolidated balance sheets. Refer to Note 10 for further information regarding the Company’s investments in non-marketable equity securities.

Concentrations of Credit Risk

The Company’s cash, cash equivalents, restricted cash equivalents and marketable securities may potentially be subject to concentrations of credit risk. The Company generally maintains balances in various accounts in excess of federally insured limits with financial institutions that management believes to be of high credit quality.

Accounts receivable represents amounts due from collaboration partners and joint ventures. The Company monitors economic conditions to identify facts or circumstances that may indicate that any of its accounts receivable are at risk of collection. As of December 31, 2023, the Company’s accounts receivable were related to its collaborations with Regeneron Pharmaceuticals, Inc. (“Regeneron”), SparingVision SAS (“SparingVision”), AvenCell Therapeutics, Inc. (“AvenCell”), and Kyverna Therapeutics, Inc. (“Kyverna”). As of December 31, 2022, the Company’s accounts receivable were related to its collaborations with Regeneron, AvenCell, SparingVision and ONK Therapeutics, Ltd. (“ONK”).

Property and Equipment

The Company records property and equipment at cost and recognizes depreciation and amortization using the straight-line method over the following estimated useful lives of the respective assets:

Asset Category	Useful Life
Laboratory equipment	5 years
Office furniture and equipment	5 years
Computer software	3 years
Computer equipment	3 years
Leasehold improvements	Shorter of useful life or remaining lease term

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

The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring goods and services to the customer. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing either the expected value method or the most likely amount method, depending on the nature of the variable consideration. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. Any estimates, including the effect of the constraint on variable consideration, are evaluated at each reporting period for any changes. Determining the transaction price requires significant judgment, which is discussed in further detail for each of the Company’s collaboration agreements in Note 9. In addition, none of the Company’s contracts as of December 31, 2023 or 2022 contained a significant financing component.

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

As of December 31, 2023, the Company’s revenue recognized is solely related to collaboration agreements with third parties which are either within the scope of ASC 606, under which the Company licenses certain rights to its product candidates to third parties, or within the scope of ASC 808, Collaborative Arrangements (“ASC 808”) if it involves a joint operating activity pursuant to which the Company is an active participant and is exposed to significant risks and rewards with respect to the arrangement. For the collaboration arrangements under the scope of ASC 606, as discussed in further detail in Note 9, the terms of these arrangements typically include payment to the Company of one or more of the following: nonrefundable, upfront fees; development, regulatory, and commercial milestone payments; research and development funding payments; and royalties on the net sales of licensed products. Additionally, the terms of certain arrangements may include an equity interest in the other company. Each of these payments results in collaboration revenues, except for revenues from royalties on the net sales of licensed products, which are classified as royalty revenues. For arrangements within the scope of ASC 808, the terms of these arrangements typically include payments received or made under the cost sharing provisions which are recognized as a component of revenues in the consolidated statements of operations and comprehensive loss.

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

The Company also considers the nature and contractual terms of an arrangement and assesses whether the arrangement involves a joint operating activity pursuant to which the Company is an active participant and is exposed to significant risks and rewards with respect to the arrangement. If the Company is an active participant and is exposed to the significant risks and rewards with respect to the arrangement, the Company accounts for the arrangement under ASC 808. Based on this consideration, the Company accounts for its co-development agreements with Regeneron and AvenCell under ASC 808. Because ASC 808 does not provide recognition and measurement guidance for collaborative arrangements, the Company has analogized to ASC 606. Refer to Note 9 for additional information regarding the Company’s collaboration agreements.

Research and Development Expenses

Research and development costs are expensed as incurred. Research and development costs consist of expenses incurred in performing research and development activities, such as salaries, stock-based compensation and benefits of employees, allocated facility-related expenses, overhead expenses, license, sublicense and milestone fees, contract research, clinical trial costs, development and manufacturing services, and other related costs.

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

Stock-Based Compensation

The Company’s stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as an expense over the requisite service period.

The fair value of stock option grants is estimated using the Black-Scholes option pricing model. Use of the valuation model requires management to make certain assumptions with respect to selected model inputs. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for a term consistent with the expected life of the stock options. Volatility assumptions are calculated based on historical volatility of the Company’s stock. The Company estimates the expected term of options using the simplified method. In addition, an expected dividend yield of zero is used in the option valuation model because the Company does not pay cash dividends and does not expect to pay any cash dividends in the foreseeable future. Forfeitures are recorded as they occur. The fair value of market-based restricted stock units is determined using a Monte Carlo simulation model, which uses multiple input variables to determine the probability of satisfying the market condition requirements.

For awards with service conditions only, the Company recognizes stock-based compensation expense on a straight-line basis over the requisite service period. For awards with service and performance-based conditions, the Company recognizes stock-based compensation expense using the graded vesting method over the requisite service period. For awards with market-based conditions, the Company recognizes stock-based compensation expense using the accelerated attribution method over the requisite service period. Estimates of stock-based compensation expense for an award with performance conditions are based on the probable outcome of the performance conditions and the cumulative effect of any changes in the probability outcomes are recorded in the period in which the changes occur.

The Company classifies stock-based compensation expense in its consolidated statement of operations and comprehensive loss in the same manner in which the award recipient’s salary and related costs are classified or in which the award recipient’s service payments are classified.

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

Segment Information

The Company’s chief executive officer, its chief operating decision maker, manages the Company’s operations as a single segment for the purpose of assessing performance and making operating decisions. The Company’s one business segment is the development of genome editing-based therapies. All of the Company’s assets are held in the U.S. and all of the Company’s revenue has been generated in the U.S.

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

At December 31, 2023 and 2022, the Company accounted for its investment in AvenCell under the equity method of accounting and no impairment charges were recognized during the years ended December 31, 2023 or 2022. Refer to Note 10 for further details.

Recently Adopted Accounting Pronouncements

There were no accounting pronouncements adopted by the Company in 2023.

Recent Issued Accounting Pronouncements Not Yet Effective

In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting - Improvements to Reportable Segment Disclosures.” The amendments require disclosure of incremental segment information on an annual and interim basis. The amendments also require companies with a single reportable segment to provide all disclosures required by this amendment and all existing segment disclosures in ASC 280, “Segment Reporting.” The amendments are effective for fiscal years beginning after December 15, 2023, and interim periods beginning after December 15, 2024. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements and disclosures.

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” This ASU updates income tax disclosure requirements primarily by requiring specific categories and greater disaggregation within the rate reconciliation and disaggregation of income taxes paid by jurisdiction. This ASU is effective for annual periods beginning after December 15, 2024 and is applicable to the Company’s fiscal year beginning January 1, 2025, with early application permitted. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements and disclosures.

3.
Marketable Securities

The following table summarizes the Company’s available-for-sale marketable securities:

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Marketable securities:
U.S. Treasury and other government-backed securities	$382,260	$302	$(254)	$382,308
Financial institution debt securities	246,270	92	(243)	246,119
Corporate debt securities	97,490	53	(135)	97,408
Other asset-backed securities	59,453	75	(24)	59,504
Total	$785,473	$522	$(656)	$785,339

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Marketable securities:
U.S. Treasury and other government-backed securities	$244,562	$62	$(1,938)	$242,686
Financial institution debt securities	380,891	-	(1,030)	379,861
Corporate debt securities	102,059	-	(509)	101,550
Other asset-backed securities	14,703	-	(346)	14,357
Total	$742,215	$62	$(3,823)	$738,454

The amortized cost of available-for-sale securities is adjusted for amortization of premiums and accretion of discounts to maturity. At December 31, 2023 and 2022, the balance in the Company’s accumulated other comprehensive loss was composed of activity related to the Company’s available-for-sale marketable securities and equity method investment. There were no material realized gains or losses in the years ended December 31, 2023, 2022 or 2021. The Company did not reclassify any amounts out of accumulated other comprehensive loss during these periods. The Company generally does not intend to sell any investments prior to recovery of their amortized cost basis for any investment in an unrealized loss position. As such, the Company has classified these unrealized losses as temporary in nature.

The Company’s available-for-sale securities that are classified as current marketable securities in the consolidated balance sheet mature within one year or less as of the balance sheet date. Available-for-sale securities that are classified as noncurrent marketable securities in the consolidated balance sheet are those that mature after one year but within five years from the balance sheet date and that the Company does not intend to dispose of within the next twelve months. At December 31, 2023 and 2022, the Company did not hold any investments that matured beyond five years of the balance sheet date.

Accrued interest on marketable securities is included in “Prepaid expenses and other current assets” on the Company's consolidated balance sheets.

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

The Company’s financial assets and liabilities recognized at fair value on a recurring basis consisted of the following:

	Fair Value as of December 31, 2023
	Total	Level 1	Level 2	Level 3
Assets	(In thousands)
Cash equivalents and restricted cash equivalents	$136,254	$136,254	$-	$-
Marketable securities:
U.S. Treasury and other government-backed securities	382,308	120,556	261,752	-
Financial institution debt securities	246,119	-	246,119	-
Corporate debt securities	97,408	-	97,408	-
Other asset-backed securities	59,504	-	59,504	-
Total marketable securities	785,339	120,556	664,783	-
Total	$921,593	$256,810	$664,783	$-

	Fair Value as of December 31, 2022
	Total	Level 1	Level 2	Level 3
Assets	(In thousands)
Cash equivalents and restricted cash equivalents	$534,581	$534,581	$-	$-
Marketable securities:
U.S. Treasury and other government-backed securities	242,686	172,939	69,747	-
Financial institution debt securities	379,861	-	379,861	-
Corporate debt securities	101,550	-	101,550	-
Other asset-backed securities	14,357	-	14,357	-
Total marketable securities	738,454	172,939	565,515	-
Total	$1,273,035	$707,520	$565,515	$-
Liabilities
Contingent consideration	$24,026	$-	$-	$24,026

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

Level 3 Assets and Liabilities

Equity-Method Investments

The Company’s equity-method investment in AvenCell is classified as a Level 3 asset and is not included in the fair value table above as it is not valued at fair value on a recurring basis. Refer to Note 10 for further details. The carrying value of the Company’s equity-method investment as of December 31, 2023 and 2022 was $11.8 million and $32.5 million, respectively.

Other Investments

The Company’s other investments are classified as Level 3 assets and are not included in the fair value table above as they are not valued at fair value on a recurring basis .

The Company’s investment in SparingVision was initially recorded at fair value, determined according to Level 3 inputs in the fair value hierarchy described above. The SparingVision investment is included in “Investments and other assets” on the consolidated balance sheets. This investment is accounted for using the measurement alternative at cost minus impairment adjusted for changes in observable prices. There were no changes in observable prices or impairment of this investment as of December 31, 2023 or 2022. The carrying value of the SparingVision investment was $14.8 million as of December 31, 2023 and 2022. Refer to Note 10 for further details.

The Company’s investment in Kyverna was initially recorded at cost, which is representative of fair value. The Kyverna investment is included in “Investments and other assets” on the consolidated balance sheets. This investment is accounted for using the measurement alternative at cost minus impairment adjusted for changes in observable prices. There were no changes in observable prices or impairment of this investment as of December 31, 2023 or 2022. The carrying value of the Kyverna investment was $10.0 million as of December 31, 2023 and 2022. Refer to Note 10 for further details.

Contingent Consideration

As discussed further in Note 11, as part of its acquisition of Rewrite, the Company made a $25.0 million research milestone payment in February of 2023, payable in a combination of $0.9 million in cash and the remainder in the Company’s common stock. The milestone payable in the Company’s common stock resulted in liability classification under ASC 480. This contingent consideration liability was carried at fair value which was estimated by applying a probability-based model, which utilized inputs based on timing of achievements that were unobservable in the market. The contingent consideration liability was classified within Level 3 of the fair value hierarchy until it was settled in February of 2023.

The following table reconciles the change in fair value of the contingent consideration liability based on the level 3 inputs listed below for the years ended December 31, 2023 and 2022 (in thousands):

Balance at February 2, 2022 (at inception)	$10,541
Change in fair value	13,485
Balance at December 31, 2022	24,026
Change in fair value	100
Payment of contingent consideration	(24,126)
Balance at December 31, 2023	$-

	As of inception (February 2, 2022)	As of December 31, 2022
Discount rate	7%	10.1%
Probability of achievement	50%	100%
Projected year of achievement	2024	2023

5.
Property and Equipment, Net

Property and equipment, net consisted of the following:

	December 31,
	2023	2022
	(In thousands)
Laboratory equipment	$63,970	$51,911
Office furniture and equipment	2,633	2,633
Computer equipment	982	1,785
Leasehold improvements	3,134	3,066
Computer software	1,902	1,725
Total property and equipment	72,621	61,120
Less: accumulated depreciation and amortization	(39,861)	(33,199)
Property and equipment, net	$32,760	$27,921

Depreciation and amortization expense was $9.0 million, $7.6 million and $6.9 million for the years ended December 31, 2023, 2022 and 2021, respectively.

6.
Accrued Expenses

Accrued expenses consisted of the following:

	December 31,
	2023	2022
	(In thousands)
Accrued research and development	$27,411	$32,684
Employee compensation and benefits	26,615	21,778
Accrued legal and professional expenses	2,063	1,457
Accrued construction costs	6,891	-
Accrued other	4,037	4,957
Total accrued expenses	$67,017	$60,876

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

A reconciliation of the federal statutory income tax rate and the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2023	2022	2021
Federal statutory income tax rate	(21.0)%	(21.0)%	(21.0)%
State income taxes	(8.6)	(8.3)	(16.6)
Research and development tax credits	(6.9)	(5.3)	(8.7)
Stock-based compensation	1.6	(0.1)	(16.8)
Non-deductible officers' compensation	-	0.1	0.2
In-process research and development	-	2.5	-
Change in valuation allowance	34.9	32.1	62.9
Effective income tax rate	—%	—%	—%

The Company’s net deferred tax assets (liabilities) consisted of the following:

	December 31,
	2023	2022
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$258,664	$229,375
Research and development credit carryforwards	151,333	101,326
Section 174 capitalized research	150,993	78,873
Operating lease liability	31,183	35,386
Deferred revenue	9,633	13,189
Stock-based compensation	30,408	22,512
Accruals and allowances	6,244	4,968
Prepaid rent	1,190	1,367
Equity investment adjustments	7,580	3,358
Intangibles, including in-process research and development	1,017	930
Capitalized start-up costs	249	296
Gross deferred tax assets	648,494	491,580
Deferred tax asset valuation allowance	(616,082)	(454,793)
Total deferred tax assets	32,412	36,787
Deferred tax liabilities:
Fixed assets	(1,221)	(759)
Operating lease right-of-use assets	(31,191)	(36,028)
Total deferred tax liabilities	(32,412)	(36,787)
Net deferred tax asset (liability)	$-	$-

The Tax Cuts and Jobs Act (“TCJA”) requires taxpayers to capitalize and amortize, rather than deduct, research and development expenditures under section 174 for tax years beginning after December 31, 2021. These rules became effective for the Company during the year ended December 31, 2022. As a result, the Company has capitalized research and development costs of $322.6 million and $365.8 million for the years ended December 31, 2022 and December 31, 2023, respectively. The Company will amortize these costs for tax purposes over 5 years if the research and development was performed in the U.S. and over 15 years if the research and development was performed outside the U.S.

As of December 31, 2023 and 2022, the Company had federal net operating loss carryforwards of $954.0 million and $852.1 million, respectively, which may be available to offset future income tax liabilities.

Approximately $36.9 million of the federal net operating losses generated prior to 2018 will begin to expire in 2034, unless previously utilized. Losses incurred prior to 2018 will generally be deductible to the extent of the lesser of a corporation’s net operating loss carryover or 100% of a corporation’s taxable income and be available for twenty years from the period the loss was generated. The federal net operating losses generated after 2017 of approximately $917.1 million will be carried over indefinitely, but will generally limit the net operating loss deduction to the lesser of the net operating loss carryforward or 80% of a corporation’s taxable income (subject to Section 382 of the Internal Revenue Code of 1986, as amended). Also, there will be no carryback for losses incurred after 2017.

As of December 31, 2023 and 2022, the Company also had state net operating loss carryforwards of $922.8 million and $797.8 million, respectively, which may be available to offset future income tax liabilities and begin to expire in 2034.

As of December 31, 2023 and 2022, the Company had federal tax credit carryforwards of approximately $100.7 million and $63.4 million, respectively, which begin to expire in 2034. As of December 31, 2023 and 2022, the Company had state research and development and other credit carryforwards of approximately $64.1 million and $48.0 million, which begin to expire in 2029.

The Company evaluated the expected realizability of its net deferred tax assets and determined that there was significant negative evidence due to its net operating loss position and insufficient positive evidence to support the realizability of these net deferred tax assets. The Company concluded it is more likely than not that its net deferred tax assets would not be realized in the future; therefore, the Company has provided a full valuation allowance against its net deferred tax asset balance as of December 31, 2023 and 2022. The valuation allowance increased by $161.3 million in 2023, $150.0 million in 2022, and $163.9 million in 2021.

Ownership changes may limit the amount of net operating loss carryforwards or research and development tax credit carryforwards that can be utilized to offset future taxable income or tax liability. In general, an ownership change, as defined by Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50% over a three-year period. If the Company has experienced a change of control, utilization of the net operating loss carryforwards or research and development tax credit carryforwards would be subject to an annual limitation under Section 382 and 383 of the Code. Any limitation may result in expiration of a portion of the net operating loss carryforwards or research and development tax credit carryforwards before utilization. During 2022, the Company completed an assessment of the available net operating loss carryforwards and other tax attributes under Section 382 that covered the period from inception through December 31, 2022. The analysis did not result in a material limitation to the Company’s tax attributes and the results of this analysis are reflected herein. The Company has not completed an analysis through December 31, 2023. To the extent there was a change in control during 2023, the Company's tax attributes could be subject to limitation. However, a full valuation allowance has been provided against the deferred tax assets related to the Company’s net operating loss and tax credit carryforwards and, if an adjustment is required, this adjustment would be offset by an adjustment to the valuation allowance.

As of December 31, 2023, the Company had not identified any unrecognized tax benefits. The Company will recognize interest and/or penalties related to uncertain tax benefits in income tax expense if they arise.

The Company files income tax returns in the U.S. federal tax jurisdiction and Massachusetts and various other state tax jurisdictions. The Company is subject to examination by the Internal Revenue Service, Massachusetts taxing authorities and state taxing authorities for tax year 2020 through present. To the extent that the Company has tax attribute carryforwards, the tax year in which the attributes were generated may still be adjusted upon examination by the Internal Revenue Service or State taxing authorities to the extent utilized in a future period. The returns in these jurisdictions since inception remain open for examination; however, there are currently no pending tax examinations.

8.
Commitments and Contingencies

Litigation

From time to time, the Company is involved in legal and administrative proceedings and claims of various types. In some actions, the claimants seek damages, as well as other relief, which, if granted, would require significant expenditures. The Company records a liability in its consolidated financial statements for these matters when a loss is known or considered probable and the amount can be reasonably estimated. The Company reviews these estimates each accounting period as additional information is known and adjusts the loss provision when appropriate. If a matter is both probable to result in a liability to the Company and the amount of the loss can be reasonably estimated, the Company estimates and discloses the possible loss or range of loss. If the loss is not probable or cannot be reasonably estimated, a liability is not recorded in its consolidated financial statements.

During the year ended December 31, 2023, there have been no material changes to any outstanding litigation, nor is the Company a party to any significant new litigation.

License Agreements

The Company is party to license agreements, which include contingent payments. These payments will become payable if and when certain development, regulatory and commercial milestones are achieved. As of December 31, 2023, the satisfaction and timing of the contingent payments is uncertain and not reasonably estimable.

9.
Collaborations and Other Arrangements

To accelerate the development and commercialization of CRISPR/Cas9-based products in multiple therapeutic areas, the Company has formed, and intends to seek other opportunities to form, strategic alliances with collaborators who can augment its leadership in CRISPR/Cas9 therapeutic development. As of December 31, 2023, the Company’s accounts receivable were related to its collaborations with Regeneron, SparingVision, AvenCell and Kyverna and the Company’s contract liabilities were related to its collaborations with Regeneron and SparingVision. As of December 31, 2022, the Company’s accounts receivable were related to its collaborations with Regeneron, AvenCell, SparingVision and ONK and the Company’s contract liabilities were related to its collaborations with Regeneron, AvenCell, SparingVision and Kyverna.

The following table presents changes in the Company’s accounts receivable and contract liabilities (in thousands):

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Year Ended December 31, 2023
Accounts receivable	$3,768	$51,421	$(18,733)	$36,456
Contract liabilities - deferred revenue	$63,771	$40,312	$(43,090)	$60,993

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Year Ended December 31, 2022
Accounts receivable	$2,031	$12,453	$(10,716)	$3,768
Contract liabilities - deferred revenue	$127,235	$-	$(63,464)	$63,771

The Company recognized the following revenues as a result of changes in the contract liability balance (in thousands):

Revenue recognized in the period from:	Year Ended December 31, 2023	Year Ended December 31, 2022	Year Ended December 31, 2021
Amounts included in the contract liability at the beginning of the period	$23,462	$52,060	$22,544

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

As part of the consideration for the 2020 Regeneron Amendment, Regeneron paid the Company an upfront payment of $70.0 million, which included the $25.0 million fee to extend the Technology Collaboration Term, as defined in the 2016 Regeneron Agreement, to April 2024. The potential future milestones and royalties remain unchanged from the 2016 Regeneron Agreement. In addition, on May 30, 2020, the Company and Regeneron entered into the 2020 Stock Purchase Agreement. Under the 2020 Stock Purchase Agreement, the Company sold to Regeneron 925,218 shares of its common stock, par value $0.0001 per share, for aggregate cash consideration of $30.0 million, or $32.42 per share (the “Equity Transaction”), representing a 100% premium over the volume-weighted average trading price of the Company’s common stock during the 30-day period prior to the closing of the Equity Transaction. Under the 2020 Stock Purchase Agreement, Regeneron will not dispose of any shares of common stock it beneficially owns in the Company until the termination of the Technology Collaboration Term.

In October 2023, Regeneron notified the Company that it was exercising its one-time option to extend the Technology Collaboration Term for an additional two years (the “2024 Technology Collaboration Extension”), until April 2026, in exchange for a nonrefundable payment of $30.0 million due in April 2024.

2024 Technology Collaboration Extension: Accounting Analysis. The 2024 Technology Collaboration Extension was accounted for as a contract modification. The promised goods and services under the 2024 Technology Collaboration Extension are not distinct from the combined performance obligations identified in the 2020 Regeneron Amendment, which was only partially satisfied at the date of option exercise. A cumulative catch-up adjustment was recorded during the fourth quarter of 2023 resulting in a charge of $10.3 million against revenue previously recognized.

The transaction price of the 2024 Technology Collaboration Extension was determined to be $51.7 million, which is comprised of the $11.4 million remaining consideration under the 2020 Regeneron Amendment as of the modification date, the $30.0 million extension fee and the $10.3 million cumulative catch-up adjustment. The $51.7 million transaction price was allocated to the performance obligations including the licenses to targets and associated research activities and evaluation plans and the combined performance obligation including the technology collaboration and associated research activities, on a relative standalone selling price basis.

As a result of this evaluation, the Company allocated $48.3 million to the combined performance obligation including the licenses to targets and associated research activities and evaluation plans and $3.4 million to the combined performance obligation including the technology collaboration and associated research activities, which are being recognized using a time elapsed inputs method from the October 2023 extension date through April 2026, the remaining period of the collaboration.

ATTR and Hemophilia Co/Co Agreements: Accounting Analysis. The Company concluded that the ATTR Co/Co and Hemophilia Co/Co agreements meet the definition of a collaborative arrangement per ASC 808, which is outside of the scope of ASC 606. Since ASC 808 does not provide recognition and measurement guidance for collaborative arrangements, the Company has analogized to ASC 606. As such, the Company classifies cumulative amounts paid or received under the cost sharing provisions of the ATTR Co/Co and the Hemophilia Co/Co agreements as a component of revenues in the consolidated statements of operations and comprehensive loss, to the extent that this does not result in a cumulative “negative revenue” amount, in which case the cumulative shortfall would be reclassified as an expense.

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

2023 Regeneron Amendment: Accounting Analysis. The Company concluded that the accounting for the 2023 Regeneron Amendment is within the scope of ASC 606. The Company identified one performance obligation, the transfer of the license and performance of collaborative research and development activities. There is no upfront consideration related to the 2023 Regeneron Amendment. As the 2023 Regeneron Amendment progresses, the Company and Regeneron will share research costs equally. Any cost reimbursements received from Regeneron will be recorded as a component of revenue and any payments made to Regeneron will be recorded as a reduction of revenue.

Since December 31, 2022, there have been no material changes to the key terms of the 2016 Regeneron Agreement, ATTR Co/Co or Hemophilia Co/Co (the “Regeneron Agreements”), other than as described above. For further information on the terms and conditions of these agreements, see the notes to the consolidated financial statements included in the Company’s Annual Report for the year ended December 31, 2022.

Revenue Recognition: Collaboration Revenue. The Company recognized $21.0 million, $24.1 million and $25.7 million of collaboration revenue in the years ended December 31, 2023, 2022 and 2021, respectively, in the consolidated statements of operations and comprehensive loss. This includes $19.6 million, $11.9 million, and $5.9 million, respectively, primarily representing payments due from Regeneron pursuant to the ATTR Co/Co agreement. These revenues are offset in part by contra-revenue related to the Hemophilia Co/Co agreements amounting to approximately $10.7 million in the year ended December 31, 2023, $10.4 million in the year ended December 31, 2022 and $2.7 million in the year ended December 31, 2021.

As of December 31, 2023, there was approximately $47.1 million of the aggregate transaction price remaining to be recognized that will be recognized through April 2026, the remaining period of the collaboration.

As of December 31, 2023 and 2022, the Company had accounts receivable of $35.7 million and $3.2 million, respectively, and deferred revenue of $47.1 million and $28.8 million, respectively, related to the Regeneron Agreements.

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

Revenue Recognition – Collaboration Revenue. The Company recognized $13.2 million, $22.8 million and $5.9 million in revenue related to the AvenCell LCA for the years ended December 31, 2023, 2022 and 2021, respectively, after eliminating $6.6 million, $11.4 million and $2.9 million in intra-entity profits during those respective periods, which will be deferred and recognized if and when AvenCell commercializes a product with the Company’s license or abandons the related project. Until such time, this revenue is indefinitely deferred and excluded from the results of operations of the Company. The Company also recognized $0.2 million and $0.3 million related to materials shipped in accordance with the AvenCell LCA in the years ended December 31, 2023 and 2022, respectively. The Company recognized $0.6 million and $2.0 million in contra-revenue in the years ended December 31, 2023 and 2022, respectively, related to the AvenCell Co/Co agreement. The Company recognized $0.2 million in revenues related to the AvenCell Co/Co agreement for the year ended December 31, 2021.

As of December 31, 2023, there was no remaining transaction price of the AvenCell LCA to be recognized.

The Company had $0.2 million in accounts receivable and no deferred revenue related to the AvenCell agreements as of December 31, 2023. As of December 31, 2022, the Company had $0.3 million in accounts receivable and deferred revenue of $19.9 million related to the AvenCell agreements.

SparingVision SAS

In October 2021, the Company and SparingVision, a genomic medicine company developing vision saving treatments for ocular diseases, entered into a license and collaboration agreement (the “SparingVision LCA”) to develop novel genomic medicines utilizing CRISPR/Cas9 technology for the treatment of ocular diseases.

Since December 31, 2022, there have been no material changes to the key terms of the SparingVision LCA. For further information on the terms and conditions of these agreements, see the notes to the consolidated financial statements included in the Company’s Annual Report for the year ended December 31, 2022.

Revenue Recognition: Collaboration Revenue. The Company recognized $1.8 million and $0.2 million in revenue related to the SparingVision LCA for the years ended December 31, 2023 and 2022, respectively. The Company did not recognize collaboration revenue in the year ended December 31, 2021 related to the SparingVision LCA. As of December 31, 2023 and 2022, the Company had $0.5 million and $0.1 million in accounts receivable, respectively, related to the SparingVision LCA. As of December 31, 2023 and 2022, the Company had deferred revenue of $13.9 million and $14.7 million related to the SparingVision LCA, respectively, which is expected to be recognized over a six to nine year period from the signing of the agreement.

Kyverna Therapeutics, Inc.

In December 2021, the Company and Kyverna, a cell therapy company engineering a new class of therapies for autoimmune and inflammatory diseases, entered into a licensing and collaboration agreement (the “Kyverna LCA”), for the development of an allogeneic CD19 CAR-T cell therapy for the treatment of a variety of B cell-mediated autoimmune diseases.

Since December 31, 2022, there have been no material changes to the key terms of the Kyverna LCA. For further information on the terms and conditions of this agreement, see the notes to the consolidated financial statements included in the Company’s Annual Report for the year ended December 31, 2022.

Revenue Recognition: Collaboration Revenue. The Company had recognized revenue from the Kyverna LCA in full as of March 31, 2023, including $0.4 million and $6.6 million in revenue for the years ended December 31, 2023 and 2022, respectively. The Company recognized approximately $0.1 million in revenue in the year ended December 31, 2023 related to materials shipped to Kyverna. The Company did not recognize any revenue for the year ended December 31, 2021 related to the Kyverna LCA. As of December 31, 2023, the Company had $0.1 million in accounts receivable related to the Kyverna LCA. As of December 31, 2022, the Company did not have accounts receivable related to the Kyverna LCA. As of December 31, 2023, the Company did not have deferred revenue related to the Kyverna LCA. As of December 31, 2022 the Company had deferred revenue of $0.4 million related to the Kyverna LCA.

ONK Therapeutics, Ltd.

On February 12, 2022 the Company entered into a license, collaboration and option agreement (the “ONK LCA”) with ONK, an innovative company dedicated to developing optimally engineered natural killer (“NK”) cell therapies to cure patients with cancer.

Since December 31, 2022, there have been no material changes to the key terms of the ONK LCA.

Revenue Recognition: Collaboration Revenue. The Company recognized $0.2 million and $0.1 million in revenue for the years ended December 31, 2023 and 2022, respectively, related to materials shipped in accordance with the ONK LCA. As of December 31, 2023, the Company did not have accounts receivable related to the ONK LCA. As of December 31, 2022, the Company had $0.1 million in accounts receivable related to the ONK LCA.

10.
Equity-Method Investment and Other Investments

AvenCell Therapeutics, Inc.

In July 2021, the Company, Cellex and BXLS established AvenCell, a joint venture and privately held company. In exchange for contributing an exclusive license to the joint venture, the Company entered into a Preferred Stock Purchase Agreement with AvenCell for a 33.33% equity interest in AvenCell at the time of the initial closing. Cellex and BXLS each equally owned the remaining 66.67% at that time.

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

The Company recorded the initial investment in AvenCell of $62.9 million in “Equity method investments” on its consolidated balance sheet. Due to the timing and availability of AvenCell’s financial information, the Company records its share of losses from AvenCell on a quarterly basis on a one-quarter lag. The Company evaluates material events occurring during the quarter lag to determine whether the effects of any such events should be disclosed in the financial statements. The Company’s share of AvenCell’s losses were $14.1 million, $14.3 million and $1.8 million for the years ended December 31, 2023, 2022 and 2021, respectively, and are reflected in its operating results and comprehensive loss. The Company eliminated intra-entity profit of $6.6 million, $11.4 million and $2.9 million for the years ended December 31, 2023, 2022 and 2021, respectively (see Note 9). The carrying value of the Company’s investment in AvenCell was $11.8 million and $32.5 million as of December 31, 2023 and 2022, respectively. In February 2024, AvenCell notified the Company that it is evaluating the valuation of its intangible assets for potential impairment which may result in the reduction of the Company’s equity method investment. AvenCell’s financial statements for the three months ended December 31, 2023, had not been finalized at the time the Company’s financial statements were issued. At December 31, 2023, the maximum exposure to loss is limited to the Company’s equity investment in the joint venture as adjusted for intra-entity profits that have been deferred to date.

SparingVision SAS

In connection with the SparingVision LCA (see Note 9), the Company received 83,316 shares of Series A2 Preferred Stock (“Series A2”). Attached to each share of Series A2, the Company received three warrants for the right to purchase additional Series A2 shares at designated prices that are subject to certain vesting conditions (collectively referred to as the “SparingVision investments”). The Company accounts for the SparingVision investments using the measurement alternative as SparingVision is a private company and there is no readily observable transaction price. The Company recorded the initial investment in SparingVision of $14.8 million in “Investments and other assets” on its consolidated balance sheet. There have been no changes in the valuation of the investment in SparingVision as of December 31, 2023.

Kyverna Therapeutics, Inc.

In connection with the Kyverna LCA (see Note 9), the Company received 3,739,515 shares of Series B Preferred Stock with a fair value of $7.0 million. The Company separately made an additional investment in Kyverna, purchasing 1,602,649 shares of Series B Preferred Stock in exchange for $3.0 million in cash (collectively referred to as the “Kyverna investments”). As of December 31, 2023, the Company accounted for the Kyverna investments using the measurement alternative as Kyverna was a private company with no readily observable transaction price. The Company recorded the initial investment in Kyverna of $10.0 million in “Investments and other assets” on its condensed consolidated balance sheet. There have been no changes in the valuation of the investment in Kyverna as of December 31, 2023. In February 2024, Kyverna announced the completion of its IPO and its common stock began trading on the Nasdaq Global Select Market under the ticker symbol “KYTX”.

11.
Rewrite Acquisition

In February 2022, the Company entered into an Agreement and Plan of Merger by and among the Company, Rewrite, RW Acquisition Corp. and Shareholder Representative Services, LLC as Securityholder representative (the “Rewrite Merger Agreement”). Under the Rewrite Merger Agreement, the Company paid Company Securityholders (as defined in the Rewrite Merger Agreement) (the “Rewrite Holders”) upfront consideration in an aggregate amount of $45.0 million, excluding customary purchase price adjustments and closing costs, payable in cash. Pursuant to the Rewrite Merger Agreement, the Company acquired all of the issued and outstanding shares of Rewrite. The Rewrite transaction resulted in the acquisition of certain know-how and IP assets related to Rewrite’s proprietary DNA writing technology. The Company’s management determined that the acquired assets do not meet the definition of a business pursuant to ASC 805, Business Combinations, as substantially all of the fair value of the acquired assets is concentrated into one identifiable asset, the DNA writing technology. As of the date of closing of the transactions contemplated by the Rewrite Merger Agreement (the “Rewrite Merger Agreement Date”), the asset acquired had no alternative future use and had not reached a stage of technological feasibility. As a result, all payment obligations were recorded as research and development expense in the condensed consolidated statements of operations and other comprehensive loss in the amount of $56.0 million. The total transaction price was allocated to the assets acquired and liabilities assumed on a relative fair value basis.

In addition, the Rewrite Holders are eligible to receive up to an additional $155.0 million, including $55.0 million upon the achievement of pre-specified research milestones and $100.0 million upon the achievement of a regulatory approval milestone, payable through a mixture of $130.0 million in cash and $25.0 million in a combination of cash and the Company’s common stock which would be valued using the volume-weighted average price of the Company’s Common Stock over the ten consecutive trading day period ending on and including the trading day that is two trading days immediately prior to the issuance of the consideration issued in connection with the applicable milestone. In September 2022, Rewrite merged into Intellia, with Intellia the surviving entity.

In January 2023, the $25.0 million research milestone noted above was achieved and, in February 2023, the Company paid the Rewrite Holders $0.9 million in cash and issued 567,045 shares of Intellia common stock in order to fulfill its obligation under the Rewrite Merger Agreement. The cash obligation was recorded as research and development expense in the consolidated statement of operations and other comprehensive loss in the first quarter of 2023. The Company had determined that the research milestone settled in the Company’s common stock would be classified as a contingent consideration liability under ASC 480 and, therefore, the Company initially recorded a liability for this milestone payment as of the Rewrite Merger Agreement Date at its original fair value of $10.5 million. The contingent consideration liability was remeasured at fair value each financial reporting period, with the resulting impact reflected in the Company’s consolidated statements of operations and other comprehensive loss, presented within other income (expense). The remaining milestones to be settled in cash would be recorded when the contingency is resolved and the consideration is paid or becomes payable.

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

12.
Leases

Property Leases - Commenced

The Company leases approximately 230,000 square feet of real estate, including laboratory and office space in Cambridge, Massachusetts, and the surrounding areas. The Company’s leases have remaining terms ranging from one to approximately nine years. Certain leases include options to renew, exercised at the Company’s sole discretion, with varying renewal terms that can extend the lease term for an additional three to five years. All of the Company’s leases qualify as operating leases.

In January 2023, the Company executed a sublease for approximately 13,000 square feet of space of laboratory and office space in Cambridge, Massachusetts for a term of approximately three years. The sublease agreement grants an option to renew the term for one additional year.

Property Leases – Not Yet Commenced

In February 2022, the Company entered into an agreement to lease approximately 140,000 square feet of office, general laboratory and planned good manufacturing practice (“GMP”) manufacturing space at 840 Winter Street in Waltham, Massachusetts (the “840 Winter Lease”). The Company has committed to making at least $146.0 million in rental payments over a lease term of 144 months estimated to begin in the second half of 2024. The Company has the option to extend the 840 Winter Lease for two five-year terms.

In June 2023, the Company executed an amendment to the 840 Winter Lease, which outlines the Company’s and the landlord’s responsibilities regarding the construction of the leased space. The Company will be responsible for the oversight of the construction of the tenant improvements, which will be primarily funded by a tenant improvement allowance of up to $400 per rentable square foot, a portion of which would be repaid over the term of the lease with interest. The Company will also be responsible for certain future construction costs to the extent that they exceed the tenant improvement allowance. The Company anticipates a phased move-in process during the second half of 2024. As of December 31, 2023, the Company had not taken control of the premises and therefore there are no right of use assets or liabilities recorded related to the 840 Winter Lease under ASC 842, Leases (Topic 842) (“ASC 842”).

Throughout the term of its leases, the Company is responsible for paying certain costs and expenses, in addition to the rent, as specified in the lease, including a proportionate share of applicable taxes, operating expenses and utilities. The variable portion of these costs are expensed as incurred and are disclosed as variable lease costs.

The following table contains a summary of the lease costs recognized under ASC 842 and other information pertaining to the Company’s operating leases:

	Year Ended December 31,
	2023	2022
	(In thousands)
Lease cost
Operating lease cost	$27,849	$18,031
Variable lease cost	6,991	4,443
Sublease income	(1,439)	-
Net lease cost	$33,401	$22,474

	Year Ended December 31,
	2023	2022
	(In thousands)
Other information
Operating cash flows used for operating leases	$25,456	$14,656
Operating lease liabilities arising from obtaining right-of-use assets	1,311	67,053

	As Of December 31,
	2023	2022
Lease term and discount rate
Weighted average remaining lease term	6.2 years	6.9 years
Weighted average discount rate	7.37%	7.20%

The table below reconciles the undiscounted cash flows for each of the next five years and total of the remaining years to the operating lease liabilities recorded in the consolidated balance sheet as of December 31, 2023:

Future Operating Lease Payments
Year Ending December 31,	(in thousands)
2024	$26,395
2025	25,933
2026	25,110
2027	17,548
2028	12,300
Thereafter	39,260
Total lease payments	$146,546
Less: imputed interest	(31,200)
Total operating lease liabilities at December 31, 2023	$115,346

13.
Stock-Based Compensation

Stock-based compensation expense is classified in the consolidated statements of operations and comprehensive loss as follows:

	Year Ended December 31,
	2023	2022	2021
	(In thousands)
Research and development	$82,211	$56,279	$26,712
General and administrative	51,839	35,121	20,297
Total	$134,050	$91,400	$47,009

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

As of December 31, 2023, there were 3,875,539 shares available for future issuance under the 2015 Plan. The number of shares reserved for issuance under the 2015 Plan will be cumulatively increased on each January 1st by four percent of the number of shares of stock issued and outstanding on the immediately preceding December 31st or such lesser number of shares of stock as determined by the board of directors.

Restricted Stock Units

The following table summarizes the Company’s RSU activity for the year ended December 31, 2023:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested restricted stock units as of December 31, 2022	1,941,379	$70.70
Granted	3,047,544	41.30
Vested	(677,055)	68.04
Cancelled	(270,115)	49.41
Unvested restricted stock units as of December 31, 2023	4,041,753	$50.40

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

Also in March 2022, 55,144 RSUs were granted to senior executives as part of their annual grant. These RSUs have the potential to vest after a period of 3 years, with a vesting start date of January 1, 2022, and the number of shares to be delivered will depend on the Company’s TSR, a market condition, over that period relative to a defined group of biotechnology companies. The grant date fair value for these RSUs, calculated using a Monte Carlo valuation model, was $126.49. The following assumptions were used to determine the grant date fair value: risk free interest rate: 1.44%; expected dividend yield: 0.0%; expected volatility: 82.53%; expected term (in years): 2.84.

The Company also granted 66,296 performance-based RSUs in March 2022 to certain non-executive employees that would vest upon obtaining certain scientific milestones. There were two separate tranches, each attached to a different set of milestones. The milestone related to the first tranche, made up of 21,878 RSUs, was achieved in the first quarter of 2023 and these RSUs vested. The remaining performance milestones were considered not probable of achievement as of December 31, 2023 and, therefore, no related stock-based compensation was recorded during the period then ending for those RSUs.

RSUs granted under the 2015 Plan in 2023 generally vest as to one-third on the first anniversary of the original vesting date, with the balance vesting annually over the remaining two years.

The weighted-average grant date fair value of RSUs granted for the years ended December 31, 2023, 2022 and 2021 was $41.30, $70.90 and $73.81, respectively. The total fair value of RSUs vested (measured on the date of vesting) for the years ended December 31, 2023, 2022 and 2021 was $24.9 million, $10.4 million and $14.1 million, respectively.

As of December 31, 2023, there was $125.2 million of unrecognized stock-based compensation expense related to RSUs that are expected to vest; these costs are expected to be recognized over a weighted average remaining vesting period of 1.7 years.

Stock Options

The weighted average grant date fair value of options, estimated as of the grant date using the Black-Scholes option pricing model, was $28.92, $57.23 and $54.09 per option for options granted during the years ended December 31, 2023, 2022 and 2021, respectively.

Weighted average assumptions used to apply this pricing model were as follows:

	Year Ended December 31,
	2023	2022	2021
Risk-free interest rate	4.4%	1.9%	1.0%
Expected life of options	6.0 years	5.9 years	6.0 years
Expected volatility of underlying stock	78.7%	76.2%	72.9%
Expected dividend yield	0.0%	0.0%	0.0%

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

Expected Volatility. Beginning in the first quarter of 2023, expected volatility is estimated based on actual movements in the Company’s stock price over the most recent historical periods, over the expected term of their stock option grants. Prior to 2023, the expected volatility was derived from a blend of the Company’s historical volatility and an average of the historical stock volatilities of several peer companies within the Company’s industry, both over a period equivalent to the expected term of the stock option grants.

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

The following is a summary of stock option activity for the year ended December 31, 2023:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding at December 31, 2022	5,471,675	$49.86
Granted	569,821	41.00
Exercised	(385,130)	17.13
Forfeited	(197,367)	73.90
Outstanding at December 31, 2023	5,458,999	$50.38	6.65	$35,922
Exercisable at December 31, 2023	4,017,227	$43.63	6.14	$34,790

The total intrinsic value (the amount by which the fair market value exceeded the exercise price) of stock options exercised during the years ended December 31, 2023, 2022 and 2021 was $7.6 million, $42.8 million, and $262.0 million, respectively.

As of December 31, 2023, there was $56.1 million of unrecognized compensation cost related to stock options that have not yet vested; these costs are expected to be recognized over a weighted average remaining vesting period of 1.4 years.

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

As of December 31, 2023, there were 1,077,487 shares available for future issuance under the 2016 Plan. The number of shares reserved for issuance under the 2016 Plan shall be cumulatively increased by the lesser of a) one percent of the number of shares of common stock issued and outstanding on the immediately preceding December 31, b) 500,000 shares of common stock, or c) such lesser number of shares of common stock as determined by the board of directors.

During the years ended December 31, 2023, 2022, and 2021, the Company issued 142,079, 77,618, and 30,897 shares of common stock under the 2016 Plan, respectively. The weighted-average purchase prices of shares issued under the 2016 Plan were $27.65, $34.15 and $65.51 per share for the years ended December 31, 2023, 2022, and 2021, respectively.

The fair value of the awards issued under the 2016 Plan to employees was estimated at the beginning of the offering period using a Black-Scholes option-pricing model with the following assumptions:

	Year Ended December 31,
	2023	2022	2021
Risk-free interest rate	4.7%-5.53%	0.22%-2.52%	0.05%-0.09%
Expected term (in years)	0.5 years	0.5 years	0.5 years
Expected volatility of underlying stock	60.4%-69.2%	63.6%-95.3%	77.5%-109.2%
Expected dividend yield	0.0%	0.0%	0.0%

14.
Loss Per Share

Basic and diluted loss per share was calculated as follows:

	Year Ended December 31,
	2023	2022	2021
	(In thousands)
Net loss	$(481,192)	$(474,186)	$(267,892)
Weighted average shares outstanding, basic and diluted	88,770	76,972	70,894
Net loss per share, basic and diluted	$(5.42)	$(6.16)	$(3.78)

The following common stock equivalents were excluded from the calculation of diluted loss per share because their inclusion would have been anti-dilutive:

	Year Ended December 31,
	2023	2022	2021
	(In thousands)
Unvested restricted stock units	4,042	1,941	453
Stock options	5,459	5,472	6,305
	9,501	7,413	6,758

15.
Stockholders’ Equity

At-the-Market Offering Programs

2019 Sale Agreement

In August 2019, the Company entered into an Open Market Sale Agreement (the “2019 Sale Agreement”) with Jefferies LLC (“Jefferies”), under which Jefferies was able to offer and sell, from time to time in “at-the-market” offerings, common stock having aggregate gross proceeds of up to $150.0 million. The Company agreed to pay cash commissions of 3.0% of the gross proceeds of sales of common stock under the 2019 Sale Agreement. Under the 2019 Sale Agreement, the Company issued 3,778,889 shares of its common stock.

During the first quarter of 2022, the Company issued 579,788 shares of its common stock, in a series of sales, at an average price of $69.43 per share, in accordance with the 2019 Sale Agreement for aggregate net proceeds of $38.9 million, after payment of cash commissions and legal, accounting and other fees in connection with the sales. The 2019 Sale Agreement expired in the third quarter of 2022.

2022 Sale Agreement

In March 2022, the Company entered into an Open Market Sale Agreement (the “2022 Sale Agreement”) with Jefferies, under which Jefferies is able to offer and sell, from time to time in “at-the-market” offerings, shares of the Company’s common stock having aggregate gross proceeds of up to $400.0 million. The Company agreed to pay cash commissions of 3.0% of the gross proceeds of sales of common stock under the 2022 Sale Agreement. Through December 31, 2023, the Company issued 7,518,163 shares of its common stock under the 2022 Sale Agreement.

During the year ended December 31, 2023, the Company issued 4,122,824 shares of its common stock, in a series of sales, at an average price of $30.57 per share, in accordance with the 2022 Sale Agreement for aggregate net proceeds of $121.9 million, after payment of cash commissions and legal, accounting and other fees in connection with the sales.

During the year ended December 31, 2022, the Company issued 3,395,339 shares of its common stock, in a series of sales, at an average price of $57.43 per share, in accordance with the 2022 Sale Agreement for aggregate net proceeds of $189.0 million, after payment of cash commissions and legal, accounting and other fees in connection with the sales. As of December 31, 2023, $2.1 million of these proceeds are included in “Prepaid expenses and other current assets” on the Company’s consolidated balance sheet, representing offerings with trade dates in December 2023 that were settled in January 2024.

As of December 31, 2023, $79.0 million in shares of common stock remain eligible for sale under the 2022 Sale Agreement.

Follow-on Offerings

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

The Company and AvenCell are parties to the AvenCell LCA, as described in Note 9. The Company’s relationship with AvenCell is considered to be as a related party due to the Company’s 33.33% investment in AvenCell being accounted for under the equity method. The Company recognized $13.2 million, $22.8 million and $5.9 million in revenue related to the AvenCell LCA for the years ended December 31, 2023, 2022 and 2021, respectively, after eliminating $6.6 million, $11.4 million and $2.9 million in intra-entity profits during those respective periods. The elimination of intra-entity profits results in the deferral of revenue that will be recognized if and when AvenCell commercializes a product with the Company’s license or abandons the related project. Until such time, this revenue is indefinitely deferred and excluded from the results of operations of the Company. The Company also recognized $0.2 million and $0.3 million related to materials shipped in accordance with the AvenCell LCA in the years ended December 31, 2023 and 2022, respectively.

The Company and AvenCell were also parties to the AvenCell Co/Co, under which the Company would co-develop and co-commercialize allogeneic universal CAR-T cell products for an immuno-oncology indication. This agreement was terminated by the Company, and all obligations under the terminated agreement were completed in the second quarter of 2023. The Company recognized $0.6 million and $2.0 million in contra-revenue in the years ended December 31, 2023 and 2022, respectively, related to the AvenCell Co/Co agreement. The Company recognized $0.2 million in revenues related to the AvenCell Co/Co agreement for the year ended December 31, 2021.

As of December 31, 2023, there was no remaining transaction price of the AvenCell LCA to be recognized.

17.
401(k) Plan

In 2015, the Company established the Intellia Therapeutics, Inc. 401(k) Plan (the “401(k) Plan”) for its employees, which is designed to be qualified under Section 401(k) of the Internal Revenue Code. Eligible employees are permitted to contribute to the 401(k) Plan within statutory and 401(k) Plan limits. The Company makes matching contributions of 50% of the first 6% of employee contributions. The Company made matching contributions of $3.3 million, $2.7 million and $1.6 million for the years ended December 31, 2023, 2022 and 2021, respectively.

18.
Subsequent Event

On February 15, 2024, the Company announced a strategic collaboration with ReCode Therapeutics, Inc. (“ReCode”), a clinical-stage genetic medicines company, to develop novel genomic medicines for the treatment of cystic fibrosis (“CF”). CF is a genetic disease caused by mutations in the CFTR gene, leading to the accumulation of thick mucus in the lungs, digestive systems and other organs. CF can result in life-threatening infections, respiratory failure and other serious complications.

The collaboration will leverage the Company’s proprietary CRISPR-based gene editing platform, including its DNA writing technology, and ReCode’s proprietary Selective Organ Targeting (“SORT”) lipid nanoparticle delivery platform to precisely correct one or more CF disease-causing gene mutations. As part of the agreement, the companies will focus initial research efforts on therapeutic approaches that address CF for patients who have limited or no treatment options available, with the opportunity to expand the scope of the collaboration in later phases. The Company will be responsible for the design of the editing strategy and research-grade components for the investigational therapies. ReCode will lead the subsequent preclinical and clinical development. ReCode will also lead worldwide commercialization for certain programs arising from the collaboration. The Company will be eligible to receive pre-specified development and commercial milestone payments, as well as royalties on potential sales. The Company may also exercise an option to lead commercialization in the U.S. for certain programs.

EXHIBIT INDEX

Exhibit No.	Exhibit Index

3.1*	Second Amended and Restated Certificate of Incorporation of the Registrant

3.2	Second Amended and Restated By-laws of the Registrant (1)

4.1	Description of Certain Registrant’s Securities (15)

10.1#	2015 Amended and Restated Stock Option and Incentive Plan and forms of award agreements thereunder (3)

10.2#	Senior Executive Cash Incentive Bonus Plan (5)

10.3†	License Agreement dated as of July 16, 2014 by and between the Registrant (as successor in interest of Intellia Therapeutics, LLC) and Caribou Biosciences, Inc. (4)

10.4†	Services Agreement dated as of July 16, 2014 by and between the Registrant (as successor in interest of Intellia Therapeutics, LLC) and Caribou Biosciences, Inc. (4)

10.5#	Form of Indemnification Agreement (3)

10.6	Lease Agreement, by and between the Registrant and MIT 130 Brookline LLC, dated as of October 21, 2014 (5)

10.7	Lease Agreement, by and between the Registrant and BMR-Sidney Research Campus LLC, dated as of January 6, 2016 (5)

10.8#	2016 Employee Stock Purchase Plan (3)

10.9†	Amendment No. 1 to License Agreement dated as of February 2, 2016 by and between the Registrant and Caribou Biosciences, Inc. (5)

10.10†	Addendum to License Agreement dated as of February 2, 2016 by and between the Registrant and Caribou Biosciences, Inc. (5)

10.11†	License and Collaboration Agreement dated as of April 11, 2016 by and between the Registrant and Regeneron Pharmaceuticals, Inc. (2)

10.12	Common Stock Purchase Agreement dated as of April 26, 2016 between the Registrant and Regeneron Pharmaceuticals, Inc. (3)

10.13#	Form of Employment Agreement for Executive Officers (3)

10.14†

Consent to Assignments, Licensing and Common Ownership and Invention Management Agreement dated December 15, 2016 by and between the Registrant, CRISPR Therapeutics AG, The Regents of the University of California, University of Vienna, ERS Genomics Ltd., TRACR Hematology Ltd., Caribou Biosciences, Inc., and Dr. Emmanuelle Charpentier (17)

10.15#	Form of Amended and Restated Employment Agreement (7)

10.16†

Letter Agreement, dated as of July 20, 2018, by and between the Company and Regeneron Pharmaceuticals, Inc. and the corresponding Form of Co-Development and Co-Promotion Agreement, by and between the Company and Regeneron Pharmaceuticals, Inc. (8)

10.17	First Amendment to Lease, dated as of April 5, 2019, by and between the Company and MIT 130 Brookline Leasehold LLC. (10)

10.18#	Fifth Amended and Restated Non-Employee Director Compensation Policy (4)

10.19	Lease Agreement, by and between the Registrant and 281-295 Albany Street Leasehold LLC, dated as of March 12, 2020 (12)

10.20	Second Amendment to Lease, dated as of March 12, 2020, by and between the Company and MIT 130 Brookline Leasehold LLC. (12)

10.21†	Amendment No. 1 to the License and Collaboration Agreement, dated as of May 30, 2020 by and between the Company and Regeneron Pharmaceuticals, Inc. (13)

10.22	Stock Purchase Agreement, dated as of May 30, 2020 by and between the Company and Regeneron Pharmaceuticals, Inc. (13)

10.23#*	Second Amended and Restated Corporate Bonus Plan, effective November 30, 2023

10.24†

Agreement and Plan of Merger, by and among Intellia Therapeutics, Inc., Rewrite Therapeutics, Inc., RW Acquisition Corp., and Shareholder Representative Services, LLC, as securityholder representative, dated as of February 2, 2022 (17)

10.25	Lease Agreement by and between the Registrant and Are-Winter Street Property, LLC, dated as of February 22, 2022 (17)

10.26#	Amended and Restated Retirement Policy for Equity Awards, effective December 6, 2022 (11)

10.27	Amendment to Lease Agreement by and between the Registrant and Are-Winter Street Property, LLC, dated as of June 20, 2023 (14)

10.28	Letter Agreement (Second Amendment) to License and Collaboration Agreement by and between Registrant and Regeneron Pharmaceuticals, Inc., dated November 22, 2022. (18)

10.29	Third Amendment to License and Collaboration Agreement by and between Registrant and Regeneron Pharmaceuticals, Inc., dated September 29, 2023. (18)

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1

Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, by John M. Leonard, M.D., President and Chief Executive Officer of the Company, and Glenn Goddard, Executive Vice President, Chief Financial Officer of the Company (19)

97.1#*	Intellia Therapeutics, Inc. Compensation Recovery Policy

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101*)

† Portions of this exhibit (indicated by asterisks) have been omitted pursuant to Item 601(b)(10) of Regulation S-K.

* Filed herewith.

# Indicates a management contract or any compensatory plan, contract or arrangement

(1)
Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37766) filed with the Securities and Exchange Commission on May 7, 2020
(2)
Incorporated by reference to the Registration Statement on Form S-1 (File No. 333-210689) filed with the Securities and Exchange Commission on May 5, 2016
(3)
Incorporated by reference to the Registration Statement on Form S-1 (File No. 333-210689) filed with the Securities and Exchange Commission on April 27, 2016
(4)
Incorporated by reference to the Registration Statement on Registrant’s Quarterly Report on Form 10-Q (File No. 001-37766) filed with the Securities and Exchange Commission on May 5, 2022
(5)
Incorporated by reference to the Registration Statement on Form S-1 (File No. 333-210689) filed with the Securities and Exchange Commission on April 11, 2016
(6)
Incorporated by reference to the Registration Statement on Form S-1 (File No. 333-210689) filed with the Securities and Exchange Commission on April 12, 2016
(7)
Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-37766) filed with the Securities and Exchange Commission on April 17, 2018

(8)
Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37766) filed with the Securities and Exchange Commission on October 31, 2018
(9)
Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 001-37766) filed with the Securities and Exchange Commission on February 27, 2019
(10)
Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37766) filed with the Securities and Exchange Commission on May 2, 2019
(11)
Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 001-37766) filed with the Securities and Exchange Commission on February 23, 2023
(12)
Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37766) filed with the Securities and Exchange Commission on May 7, 2020
(13)
Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-37766) filed with the Securities and Exchange Commission on June 1, 2020
(14)
Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37766) filed with the Securities and Exchange Commission on August 3, 2023
(15)
Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 001-37766) filed with the Securities and Exchange Commission on February 27, 2020
(16)
Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-37766) filed with the Securities and Exchange Commission on June 17, 2021
(17)
Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 001-37766) filed with the Securities and Exchange Commission on February 24, 2022
(18)
Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37766) filed with the Securities and Exchange Commission on November 9, 2023
(19)
The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Annual Report on Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTELLIA THERAPEUTICS, INC.

By:	/s/ John M. Leonard
John M. Leonard, M.D.
President and Chief Executive Officer

Dated: February 22, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ John M. Leonard	President, Chief Executive Officer and Director	February 22, 2024
John M. Leonard, M.D.	(Principal Executive Officer)

/s/ Glenn Goddard	Executive Vice President, Chief Financial Officer	February 22, 2024
Glenn Goddard	(Principal Financial and Accounting Officer)

/s/ Muna Bhanji	Director	February 22, 2024
Muna Bhanji

/s/ Bill Chase	Director	February 22, 2024
Bill Chase

/s/ Fred Cohen	Director	February 22, 2024
Fred Cohen, M.D.

/s/ Jesse Goodman	Director	February 22, 2024
Jesse Goodman, M.D.

/s/ Georgia Keresty	Director	February 22, 2024
Georgia Keresty

/s/ Frank Verwiel	Director	February 22, 2024
Frank Verwiel, M.D.