Form 10-Q
period 2024-03-31
Intellia Therapeutics, Inc.
filed 2024-05-09
CIK 1652130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

The number of shares outstanding of the registrant’s common stock as of May 3, 2024: 96,475,421 shares.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

INTELLIA THERAPEUTICS, INC.

Condensed Consolidated Balance Sheets (unaudited)

(Amounts in thousands except share and per share data)

	March 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$171,979	$226,748
Marketable securities	619,315	685,475
Accounts receivable	36,427	36,456
Prepaid expenses and other current assets	56,322	49,651
Total current assets	884,043	998,330
Marketable securities - noncurrent	162,090	99,864
Property and equipment, net	32,075	32,760
Operating lease right-of-use assets	110,424	115,375
Equity method investment	-	11,765
Investments and other assets	70,957	42,883
Total assets	$1,259,589	$1,300,977
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,689	$7,452
Accrued expenses	43,276	67,017
Current portion of operating lease liability	18,763	18,599
Current portion of deferred revenue	22,184	22,140
Total current liabilities	97,912	115,208
Deferred revenue, net of current portion	33,440	38,853
Long-term operating lease liability	92,100	96,747
Total liabilities	223,452	250,808
Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock, $0.0001 par value; 240,000,000 shares authorized at March 31, 2024 and December 31, 2023; 96,333,373 and 92,997,158 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	10	9
Additional paid-in capital	2,802,889	2,710,797
Accumulated other comprehensive loss	(947)	(2,258)
Accumulated deficit	(1,765,815)	(1,658,379)
Total stockholders’ equity	1,036,137	1,050,169
Total liabilities and stockholders’ equity	$1,259,589	$1,300,977

See notes to condensed consolidated financial statements.

INTELLIA THERAPEUTICS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited)

(Amounts in thousands except per share data)

	Three Months Ended March 31,
	2024	2023
Collaboration revenue	$28,935	$12,606
Operating expenses:
Research and development	111,847	97,116
General and administrative	31,091	27,448
Total operating expenses	142,938	124,564
Operating loss	(114,003)	(111,958)
Other income (expense), net:
Interest income	12,632	11,980
Change in fair value of investments, net	(6,065)	-
Loss from equity method investment	-	(3,048)
Change in fair value of contingent consideration	-	(100)
Total other income (expense), net	6,567	8,832
Net loss	$(107,436)	$(103,126)
Net loss per share, basic and diluted	$(1.12)	$(1.17)
Weighted average shares outstanding, basic and diluted	95,502	87,772
Other comprehensive (loss) gain:
Unrealized (loss) gain on marketable securities	(821)	2,989
Other comprehensive gain from equity method investment	-	1,794
Comprehensive loss	$(108,257)	$(98,343)

See notes to condensed consolidated financial statements.

INTELLIA THERAPEUTICS, INC.

Condensed Consolidated Statements of Stockholders’ Equity (unaudited)

(Amounts in thousands except share data)

			Additional	Accumulated Other		Total
	Common		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2023	92,997,158	$9	$2,710,797	$(2,258)	$(1,658,379)	$1,050,169
Issuance of common stock through at-the-market offerings, net of issuance costs of $210	2,209,938	1	55,958	-	-	55,959
Exercise of stock options	110,734	-	1,958	-	-	1,958
Vesting of restricted stock units	1,015,543	-	-	-	-	-
Stock-based compensation	-	-	34,176	-	-	34,176
Other comprehensive loss - unrealized loss on marketable securities	-	-	-	(821)	-	(821)
Reclassification of other comprehensive loss - equity method investment	-	-	-	2,132	-	2,132
Net loss	-	-	-	-	(107,436)	(107,436)
Balance at March 31, 2024	96,333,373	$10	$2,802,889	$(947)	$(1,765,815)	$1,036,137

			Additional	Accumulated Other		Total
	Common		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2022	87,103,007	$9	$2,420,223	$(7,461)	$(1,177,187)	$1,235,584
Issuance of common stock through at-the-market offerings, net of issuance costs of $62	35,349	-	1,466	-	-	1,466
Contingent consideration paid to Rewrite Holders	567,045	-	24,126	-	-	24,126
Exercise of stock options	48,353	-	755	-	-	755
Vesting of restricted stock units	342,025	-	-	-	-	-
Stock-based compensation	-	-	27,255	-	-	27,255
Other comprehensive gain - unrealized gain on marketable securities	-	-	-	2,989	-	2,989
Other comprehensive gain - equity method investment	-	-	-	1,794	-	1,794
Net loss	-	-	-	-	(103,126)	(103,126)
Balance at March 31, 2023	88,095,779	$9	$2,473,825	$(2,678)	$(1,280,313)	$1,190,843

See notes to condensed consolidated financial statements.

INTELLIA THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows (unaudited)

(Amounts in thousands)

	Three Months Ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(107,436)	$(103,126)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,512	2,050
Stock-based compensation	34,176	27,255
Accretion of investment discounts and premiums	(5,285)	(4,571)
(Recognition) deferral of equity method investment intra-entity profit on sales	(20,967)	2,812
Change in fair value of investments, net	6,065	-
Loss from equity method investment	-	3,048
Change in fair value of contingent consideration	-	100
Changes in operating assets and liabilities:
Accounts receivable	29	(1,138)
Prepaid expenses and other current assets	(8,746)	(4,815)
Operating lease right-of-use assets	4,951	4,658
Other assets	724	(393)
Accounts payable	5,569	1,170
Accrued expenses	(22,403)	(17,392)
Deferred revenue	(5,368)	(14,566)
Operating lease liabilities	(4,483)	(4,420)
Net cash used in operating activities	(120,662)	(109,328)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,506)	(3,832)
Purchases of marketable securities	(259,558)	(382,033)
Maturities of marketable securities	267,965	263,617
Net cash provided by (used in) investing activities	5,901	(122,248)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock through at-the-market offerings	58,034	1,466
Proceeds from options exercised	1,958	755
Net cash provided by financing activities	59,992	2,221
Net decrease in cash, cash equivalents and restricted cash equivalents	(54,769)	(229,355)
Cash, cash equivalents and restricted cash equivalents, beginning of period	240,353	535,463
Cash, cash equivalents and restricted cash equivalents, end of period	$185,584	$306,108

Reconciliation of cash, cash equivalents and restricted cash equivalents to condensed consolidated balance sheet:
Cash and cash equivalents	$171,979	$294,150
Restricted cash equivalents, included in investments and other assets	13,605	11,958
Total cash, cash equivalents and restricted cash equivalents	$185,584	$306,108

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Purchases of property and equipment unpaid at period end	$847	$3,525
Shares issued for Rewrite contingent consideration	-	24,126

See notes to condensed consolidated financial statements.

INTELLIA THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements (unaudited)

1. Overview and Basis of Presentation

Intellia Therapeutics, Inc. (“Intellia” or the “Company”) is a leading clinical-stage gene editing company, focused on developing potentially curative therapeutics using CRISPR/Cas9-based technologies. CRISPR/Cas9, an acronym for Clustered, Regularly Interspaced Short Palindromic Repeats (“CRISPR”)/CRISPR associated 9 (“Cas9”), is a technology for genome editing, the process of altering selected sequences of genomic deoxyribonucleic acid (“DNA”). To fully realize the transformative potential of CRISPR/Cas9-based technologies, Intellia is building a full-spectrum gene editing company, by leveraging its modular platform, to advance in vivo and ex vivo therapies for diseases with high unmet need by pursuing two primary approaches. For in vivo applications to address genetic diseases, the Company deploys CRISPR/Cas9 as the therapy. The Company’s in vivo programs use CRISPR to enable precise editing of disease-causing genes directly inside the human body. In addition, the Company is advancing ex vivo applications to address immuno-oncology and autoimmune diseases, where it uses CRISPR/Cas9 as the tool to create the engineered cell therapy. For its ex vivo programs, CRISPR/Cas9 is used to engineer human cells outside the body. The Company’s deep scientific, technical and clinical development experience, along with its robust intellectual property (“IP”) portfolio, have enabled it to unlock broad therapeutic applications of CRISPR/Cas9 and related technologies to create new classes of genetic medicine.

The condensed consolidated financial statements of the Company included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted from this report, as is permitted by such rules and regulations. Accordingly, these condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K (“Annual Report”) for the year ended December 31, 2023.

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

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates in these condensed consolidated financial statements have been made in connection with the calculation of revenues, research and development expenses, valuation of equity and fair value method investments, contingent consideration and stock-based compensation expense. The Company bases its estimates on historical experience and various other assumptions that management believes to be reasonable under the circumstances at the time such estimates are made. Actual results could differ from those estimates. The Company periodically reviews its estimates in light of changes in circumstances, facts and experience.

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

Liquidity

Since its inception through March 31, 2024, the Company has raised an aggregate of $2,598.3 million to fund its operations through its initial public offering (“IPO”) and concurrent private placements, follow-on public offerings, at-the-market offerings and the sale of convertible preferred stock, as well as through its collaboration agreements. The Company expects that its cash, cash equivalents and marketable securities as of March 31, 2024 will enable the Company to fund its ongoing operating expenses and capital expenditure requirements for at least the twelve-month period following the issuance of these condensed consolidated financial statements.

2. Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies” to the consolidated financial statements included in the Annual Report for the year ended December 31, 2023. There have been no material changes to these policies during the three months ended March 31, 2024.

Recent Issued Accounting Pronouncements Not Yet Effective

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, “Segment Reporting - Improvements to Reportable Segment Disclosures.” The ASU requires disclosure of incremental segment information on an annual and interim basis and also requires companies with a single reportable segment to provide all disclosures required by this ASU and all existing segment disclosures in Accounting Standard Codification (“ASC”) 280, “Segment Reporting.” The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods beginning after December 15, 2024. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements and disclosures.

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

3. Marketable Securities

The following table summarizes the Company’s available-for-sale marketable securities as of March 31, 2024 and December 31, 2023:

	March 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Marketable securities:
U.S. Treasury and other government-backed securities	$401,660	$40	$(589)	$401,111
Financial institution debt securities	214,001	56	(292)	213,765
Corporate debt securities	112,194	12	(129)	112,077
Other asset-backed securities	54,496	3	(47)	54,452
Total	$782,351	$111	$(1,057)	$781,405

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Marketable securities:
U.S. Treasury and other government-backed securities	$382,260	$302	$(254)	$382,308
Financial institution debt securities	246,270	92	(243)	246,119
Corporate debt securities	97,490	53	(135)	97,408
Other asset-backed securities	59,453	75	(24)	59,504
Total	$785,473	$522	$(656)	$785,339

The amortized cost of available-for-sale securities is adjusted for amortization of premiums and accretion of discounts to maturity. There were no material realized gains or losses in the three months ended March 31, 2024 or for the year ended December 31, 2023. The Company generally does not intend to sell any investments prior to recovery of their amortized cost basis for any investment in an unrealized loss position. As such, the Company has classified these losses as temporary in nature.

The Company’s available-for-sale securities that are classified as short-term marketable securities in the condensed consolidated balance sheet mature within one year or less as of the balance sheet date. Available-for-sale securities that are classified as noncurrent in the condensed consolidated balance sheet are those that mature after one year but within five years from the balance sheet date and that the Company does not intend to dispose of within the next twelve months. At March 31, 2024 and December 31, 2023, the Company did not hold any marketable securities that matured beyond five years of the balance sheet date.

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

The Company’s financial assets recognized at fair value on a recurring basis consisted of the following:

	March 31, 2024
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Cash equivalents and restricted cash equivalents	$143,500	$143,500	$-	$-
Marketable securities:
U.S. Treasury and other government-backed securities	401,111	179,434	221,677	-
Financial institution debt securities	213,765	-	213,765	-
Corporate debt securities	112,077	-	112,077	-
Other asset-backed securities	54,452	-	54,452	-
Total marketable securities	781,405	179,434	601,971	-
Investment in Kyverna Therapeutics, Inc.	29,158	29,158	-	-
Total assets	$954,063	$352,092	$601,971	$-

	December 31, 2023
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Cash equivalents and restricted cash equivalents	$136,254	$136,254	$-	$-
Marketable securities:
U.S. Treasury and other government-backed securities	382,308	120,556	261,752	-
Financial institution debt securities	246,119	-	246,119	-
Corporate debt securities	97,408	-	97,408	-
Other asset-backed securities	59,504	-	59,504	-
Total marketable securities	785,339	120,556	664,783	-
Total assets	$921,593	$256,810	$664,783	$-

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

The Company has determined that the estimated fair value of its investment in Kyverna Therapeutics, Inc. (“Kyverna”), a publicly traded company, is reported as Level 1 as it is valued at a quoted market price in an active market. The investment in Kyverna is classified within “investments and other assets” in the condensed consolidated balance sheets. Refer to Note 8 for further details.

Other Investments

The Company’s other investments include investments in AvenCell Therapeutics, Inc. (“AvenCell”) and SparingVision Sas (“SparingVision”). These investments are accounted for under ASC 321, “Investments in Equity Securities” (“ASC 321”) using the measurement alternative at cost minus impairment with adjustments for changes in observable prices. The Company previously accounted for the AvenCell investment under the equity method; refer to Note 8 for further details. The Company monitors any events or changes in circumstances that may have a significant effect on the fair value of investments, either due to impairment or based on observable price changes, and records adjustments as needed. These investments are classified as Level 3 assets and are not included in the fair value table above as they are not valued at fair value on a recurring basis.

5. Accrued Expenses

Accrued expenses consisted of the following:

	March 31,	December 31,
	2024	2023
	(In thousands)
Accrued research and development	$21,197	$27,411
Employee compensation and benefits	10,386	26,615
Accrued legal and professional expenses	3,808	2,063
Accrued construction costs	3,995	6,891
Accrued other	3,890	4,037
Total accrued expenses	$43,276	$67,017

6. Commitments and Contingencies

Litigation

There have been no material changes to any outstanding litigation, nor is the Company a party to any new litigation, since December 31, 2023. For further information please see the notes to the consolidated financial statements included in the Company’s Annual Report for the year ended December 31, 2023.

License Agreements

The Company is party to license agreements, which may include contingent payments. These payments will become payable if and when certain development, regulatory and commercial milestones are achieved. As of March 31, 2024, the satisfaction and timing of the contingent payments is uncertain and not reasonably estimable.

7. Collaborations and Other Arrangements

To accelerate the development and commercialization of CRISPR/Cas9-based products in multiple therapeutic areas, the Company has formed, and intends to seek other opportunities to form, strategic alliances with collaborators who can augment its leadership in CRISPR/Cas9 therapeutic development. As of March 31, 2024, the Company’s accounts receivable were related to its collaborations with Regeneron Pharmaceuticals, Inc. (“Regeneron”), SparingVision, Kyverna and AvenCell, and the Company’s contract liabilities were related to its collaborations with Regeneron and SparingVision. As of December 31, 2023, the Company’s accounts receivable were related to its collaborations with Regeneron, SparingVision, AvenCell and Kyverna and the Company’s contract liabilities were related to its collaborations with Regeneron and SparingVision.

The following table presents changes in the Company’s accounts receivable and contract liabilities during the three months ended March 31, 2024 and 2023 (in thousands):

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Three months ended March 31, 2024
Accounts receivable	$36,456	$5,872	$(5,901)	$36,427
Contract liabilities - deferred revenue	$60,993	$-	$(5,369)	$55,624

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Three months ended March 31, 2023
Accounts receivable	$3,768	$4,488	$(3,350)	$4,906
Contract liabilities - deferred revenue	$63,771	$-	$(14,566)	$49,205

During the three months ended March 31, 2024 and 2023, the Company recognized the following revenues as a result of changes in the contract liability balance (in thousands):

	Three Months Ended March 31,
Revenue recognized in the period from:	2024	2023
Amounts included in the contract liability at the beginning of the period	$5,369	$11,753

The Company has not incurred significant expenses to obtain collaboration agreements and costs to fulfill those contracts do not generate or enhance resources of the Company. As such, no costs to obtain or fulfill a contract have been capitalized in any period.

Regeneron Pharmaceuticals, Inc.

In April 2016, the Company entered into a license and collaboration agreement with Regeneron (as amended from time to time, the “2016 Regeneron Agreement”). In October 2023, Regeneron exercised its one-time option to extend the technology collaboration term for an additional two years (the “2024 Technology Collaboration Extension”), until April 2026, in exchange for a nonrefundable payment of $30.0 million, which was received by the Company in April 2024. In September 2023, Regeneron and Intellia further expanded the research collaboration (the “2023 Regeneron Amendment”) to develop additional in vivo CRISPR-based gene editing therapies focused on neurological and muscular diseases.

In 2018, the Company entered into a co-development and co-promotion (“Co/Co”) agreement with Regeneron for transthyretin (“ATTR”) amyloidosis (the “ATTR Co/Co”). In May 2020, the Company entered into co-development and co-funding agreements for the treatment of hemophilia A and hemophilia B (the “Hemophilia Co/Co”) agreements. In March 2024, the Company notified Regeneron that it is opting out of its hemophilia B Co/Co agreement. The Company will continue to have obligations under the hemophilia B Co/Co agreement until September 2024. In addition, after termination of the hemophilia B Co/Co agreement the Company will continue to support Regeneron with the development of gene editing products directed to hemophilia B, as applicable, under the 2016 Regeneron Agreement. That agreement will control the parties’ obligations to develop and commercialize gene editing products directed to hemophilia B. The Company may be eligible to receive up to $320.0 million in milestone payments and royalties in the high-single digits to low teens, which royalties are potentially subject to various reductions, offsets and upstream payment obligations.

Since December 31, 2023, there have been no material changes to the key terms of the 2016 Regeneron Agreement, ATTR Co/Co, Hemophilia Co/Co, or 2023 Regeneron Amendment (the “Regeneron Agreements”), other than as described above.

The Company recognized collaboration revenue of $7.4 million and $6.8 million during the three months ended March 31, 2024 and 2023, respectively. This includes $4.7 million and $4.2 million during the three months ended March 31, 2024 and 2023, respectively, primarily representing payments due from Regeneron pursuant to the ATTR Co/Co agreement. These revenues are offset in part by contra-revenue related to the Hemophilia Co/Co agreements amounting to approximately $3.3 million and $2.9 million during the three months ended March 31, 2024 and 2023, respectively.

As of March 31, 2024, there was $41.9 million of the aggregate transaction price remaining to be recognized through April 2026, the remaining period of the collaboration. As of March 31, 2024 and December 31, 2023, the Company had accounts receivable of $35.9 million and $35.7 million, respectively, and deferred revenue of $41.9 million and $47.1 million, respectively, related to the Regeneron Agreements.

SparingVision SAS

In October 2021, the Company and SparingVision, a genomic medicine company developing vision saving treatments for ocular diseases, entered into a license and collaboration agreement (the “SparingVision LCA”) to develop novel genomic medicines utilizing CRISPR/Cas9 technology for the treatment of ocular diseases.

Since December 31, 2023, there have been no material changes to the key terms of the SparingVision LCA agreement.

The Company recognized collaboration revenue of $0.5 million and $0.4 million related to the SparingVision LCA for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024 and December 31, 2023, the Company had $0.3 million and $0.5 million in accounts receivable, respectively, related to the SparingVision LCA. As of March 31, 2024 and

December 31, 2023, the Company had deferred revenue of $13.7 million and $13.9 million, respectively, related to the SparingVision LCA, which is expected to be recognized over a six to nine year period from the signing of the agreement.

ReCode Therapeutics, Inc. (“ReCode”)

On February 14, 2024, the Company entered into a license, collaboration and option agreement with ReCode (the “ReCode LCA”), a clinical-stage genetic medicines company, to develop novel genomic medicines for the treatment of cystic fibrosis (“CF”). The ReCode LCA leverages the Company’s proprietary CRISPR-based gene editing platform, including its DNA writing technology, and ReCode’s proprietary Selective Organ Targeting (“SORT”) lipid nanoparticle delivery platform to precisely correct one or more CF disease-causing gene mutations. As part of the agreement, the companies will focus initial research efforts on therapeutic approaches that address CF for patients who have limited or no treatment options available, with the opportunity to expand the scope of the collaboration in later phases. The Company will be responsible for the design of the editing strategy and research-grade components for the investigational therapies. ReCode will lead the subsequent preclinical and clinical development and worldwide commercialization for certain programs arising from the collaboration. The Company also has an option to lead commercialization in the U.S. for certain programs (the “Co/Co option”).

The ReCode LCA did not include an exchange of upfront consideration between the parties. The Company will be eligible to receive pre-specified development and commercial milestone payments, up to $262.0 million per product, as well as single digit royalties on potential sales. Certain milestone and royalty payments may be removed or reduced for a product if the Company exercises the Co/Co option. The Company did not recognize any revenue from the ReCode LCA during the three months ended March 31, 2024.

Other Agreements

The Company has existing license and collaboration agreements with AvenCell, Kyverna, and ONK Therapeutics, Ltd (“ONK”). Since December 31, 2023, there have been no material changes to the key terms of the AvenCell, Kyverna and ONK license and collaboration agreements. During the three months ended March 31, 2024, the Company recognized $21.0 million of previously eliminated intra-entity profit related to the AvenCell agreement. See Note 8 for further details. The Company did not recognize material revenue from the Kyverna and ONK agreements during that period. During the three months ended March 31, 2023, the Company recognized $4.9 million, $0.4 million and $0.1 million in revenue related to AvenCell, Kyverna and ONK, respectively.

8. Investments and Other Assets

Investments and other assets consisted of the following:

	March 31,	December 31,
	2024	2023
	(In thousands)
Investment in Kyverna	$29,158	$10,000
Other investments	24,213	14,760
Restricted cash, long-term	13,605	13,605
Prepaid expenses and other assets, long-term	3,981	4,518
Total investments and other assets	$70,957	$42,883

Kyverna Therapeutics, Inc.

In February 2024, Kyverna completed an initial public offering of its common stock (the “Kyverna IPO”). Prior to the Kyverna IPO, the Company accounted for its investment in Kyverna using the measurement alternative as Kyverna was a private company with no readily observable transaction price, and the investment was valued at $10.0 million as of December 31, 2023. As of March 31, 2024, the Company’s investment in Kyverna is valued at $29.2 million. The Company recognized an unrealized gain of $19.2 million recorded within “change in fair value of investments, net” in the condensed consolidated statement of operations and comprehensive loss during the three months ended March 31, 2024, associated with changes in the fair value of Kyverna’s common stock.

AvenCell Therapeutics, Inc.

As of December 31, 2023 and March 31, 2024, the Company holds a 33.33% equity interest in AvenCell. As of December 31, 2023, the Company accounted for its investment using the equity method of accounting, as the Company had significant influence, but not control, over AvenCell, and the investment was valued at $11.8 million. During the first quarter of 2024, in conjunction with the completion of a debt financing, AvenCell increased the size of their board, with a single investor having control over AvenCell’s operational and financial decisions. As a result, the Company no longer has the ability to exercise significant influence over AvenCell, and therefore the Company’s investment in AvenCell is accounted for in accordance with ASC 321 as of March 31, 2024, and AvenCell is no longer considered to be a related party. The Company did not recognize any revenue related to the AvenCell LCA during the three months ended March 31, 2024. During the three months ended March 31, 2023, the Company recognized $4.9 million in revenue related to the AvenCell LCA. The Company had $0.2 million in accounts receivable and $1.0 million in accrued expenses related to the AvenCell agreements as of both March 31, 2024 and December 31, 2023.

The transition from equity method accounting to ASC 321 required the Company to reclassify $2.1 million from accumulated other comprehensive loss amounts previously recognized as a result of the investment in AvenCell to the carrying value of the investment in AvenCell and recognize $21.0 million of previously eliminated intra-entity profit as “collaboration revenue” in the condensed consolidated statement of operations and comprehensive loss during the three months ended March 31, 2024. The Company also considered whether there was an indication that the investment was impaired, and recorded an impairment of $25.3 million within “change in fair value of investments, net” in the condensed consolidated statement of operations and comprehensive loss for the three months ended March 31, 2024. This impairment was caused by AvenCell’s financial condition, indicators of fair value based on the completion of the debt financing, and an executed term sheet for further financing, which indicated that the fair value of the investment was less than its carrying value. The Company used a market approach to value the investment, which is a Level 3 measurement in the fair value hierarchy.

As of March 31, 2024, the carrying value of the Company’s investment in AvenCell was $9.6 million.

SparingVision SAS

As of March 31, 2024, the fair value of the Company’s investment in SparingVision was $14.6 million. There have been no material changes in the valuation of the SparingVision investment as of March 31, 2024.

9. Leases

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

Separately, the Company entered into an agreement in February 2022, later amended in June 2023, to lease approximately 140,000 square feet of office, general laboratory and planned good manufacturing practice (“GMP”) manufacturing space at 840 Winter Street in Waltham, Massachusetts (the “840 Winter Lease”). The Company anticipates a phased move-in process during the second half of 2024. As of March 31, 2024, the Company had not taken control of the premises and therefore there are no right of use assets or liabilities recorded related to the 840 Winter Lease under ASC 842, “Leases (Topic 842)” (“ASC 842”).

10. Stock-Based Compensation

Stock-based compensation expense is classified in the condensed consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended March 31,
	2024	2023
	(In thousands)
Research and development	$20,161	$16,931
General and administrative	14,015	10,324
Total	$34,176	$27,255

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

The Company maintains a retirement policy for equity awards granted to all employees, which applies to all equity awards granted after July 1, 2022 to employees who meet certain retirement eligibility criteria.

As of March 31, 2024, there were 4,365,763 shares available for future issuance under the 2015 Plan. The number of shares reserved for issuance under the 2015 Plan will be cumulatively increased on each January 1st by four percent of the number of shares of stock issued and outstanding on the immediately preceding December 31st or such lesser number of shares of stock as determined by the board of directors.

Restricted Stock Units

The following table summarizes the Company’s RSU activity for the three months ended March 31, 2024:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested restricted stock units as of December 31, 2023	4,041,753	$50.40
Granted	2,939,011	34.52
Vested	(1,015,543)	51.62
Cancelled	(270,591)	46.14
Unvested restricted stock units as of March 31, 2024	5,694,630	$42.18

Restricted Stock Units - Service Awards

The Company awards RSUs with a service condition to all employees upon hire and as part of their annual grant. RSUs with a service condition granted under the 2015 Plan in 2024 and 2023 generally vest as to one-third on the first anniversary of the original vesting date, with the balance vesting annually over the remaining two years.

In March 2024, the Company granted 2,157,921 RSUs with a service condition to employees as part of their annual grant, which have the potential to vest over a period of three years. The weighted average grant date fair value of these RSUs was $32.66 and the vesting start date for these RSUs was January 1, 2024.

In March 2023, the Company granted 2,195,135 RSUs with a service condition to employees as part of their annual grant, which have the potential to vest over a period of three years. The weighted average grant date fair value of these RSUs was $40.75 and the vesting start date for these RSUs was January 1, 2023.

Unvested restricted stock units as of March 31, 2024 in the table above includes 4,733,350 RSUs that are service-based.

Restricted Stock Units - Market Awards

In March 2024, 2023 and 2022, market-based RSUs were granted to senior executives as part of their annual grant. These RSUs have the potential to vest after a period of three years, with a vesting start date of January 1, 2024, 2023 and 2022, respectively, and the number of shares to be delivered will depend on the Company’s Total Shareholder Return (“TSR”), a market condition, over that period relative to a defined group of biotechnology companies. The number of market-based RSUs granted in March 2024, 2023 and 2022 was 235,858, 181,743 and 55,144, respectively. The grant date fair value for the market-based RSUs, calculated using a Monte Carlo valuation model, was $51.12, $68.55 and $126.49, respectively. The following assumptions were used to determine the grant date fair value for the three years, respectively: risk free interest rate: 4.28%, 4.60% and 1.44%; expected volatility: 77.2%, 84.34% and 82.53%. The expected term for all grants was approximately 3.0 years; the expected dividend yield was 0.0%.

Unvested restricted stock units as of March 31, 2024 in the table above includes 472,745 RSUs that are market-based.

Restricted Stock Units - Performance-Based Awards with TSR Multiplier

Also in March 2024, 444,117 performance-based RSUs (“PSUs”) with a relative TSR modifier were granted to senior executives as part of their annual grant. These PSUs, to the extent earned, shall vest on January 1, 2027, and the number of shares to be delivered will be determined based upon the achievement of certain performance goals, which can range from 0% to 200%. Following the determination of the achievement of performance criteria, the amount of shares awarded will be subject to adjustment based on the application of a TSR modifier, which can range from 75% to 125%. The grant date fair value for these

PSUs, calculated using a Monte Carlo valuation model, was $36.16. The following assumptions were used to determine the grant date fair value: risk free interest rate: 4.28%; expected volatility: 77.2%; expected term approximately 3.0 years; expected dividend yield: 0.0%. The Company recognizes compensation expense ratably over the required service period based on its estimate of the number of shares that will vest based upon the probability of achieving the performance goals.

Unvested restricted stock units as of March 31, 2024 in the table above includes 444,117 PSUs with a TSR multiplier.

Restricted Stock Units - Performance-Based Awards

In March 2022, the Company granted 66,296 performance-based RSUs to certain non-executive employees that would vest upon obtaining certain scientific milestones. There were two separate tranches, each attached to a different set of milestones. The milestone related to the first tranche, made up of 21,878 RSUs, was achieved in the first quarter of 2023 and these RSUs vested. The remaining performance milestones were considered not probable of achievement as of March 31, 2024 and, therefore, no related stock-based compensation was recorded during the period then ending.

Unvested restricted stock units as of March 31, 2024 in the table above includes 44,418 performance-based RSUs.

The weighted-average grant date fair value of all RSUs granted during the three months ended March 31, 2024 and 2023 was $34.52 and $42.78, respectively. The total fair value of RSUs vested (measured on the date of vesting) for the three months ended March 31, 2024 and 2023 was $30.9 million and $12.1 million, respectively.

As of March 31, 2024, there was $191.3 million of unrecognized stock-based compensation expense related to all RSUs that are expected to vest. These costs are expected to be recognized over a weighted average remaining vesting period of 2.0 years.

Stock Options

The weighted average grant date fair value of options, estimated as of the grant date using the Black-Scholes option pricing model, was $22.61 and $28.82 per option for those options granted during the three months ended March 31, 2024 and 2023, respectively. Weighted average assumptions used to apply this pricing model were as follows:

	Three Months Ended March 31,
	2024	2023
Risk-free interest rate	4.2%	4.4%
Expected term	6.0 years	6.0 years
Expected volatility of underlying stock	76.4%	78.7%
Expected dividend yield	0.0%	0.0%

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

Expected Dividend Yield. The Company has not paid cash dividends and has no intention to pay cash dividends in the future.

Stock options generally vest as to one-third on the first anniversary of the original vesting date, with the balance vesting monthly over the remaining two years, unless they contain specific vesting provisions. The maximum term of stock options granted under the 2015 Plan is ten years.

The following is a summary of stock option activity for the three months ended March 31, 2024:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding at December 31, 2023	5,458,999	$50.38
Granted	680,804	32.66
Exercised	(110,734)	17.68
Forfeited	(119,562)	85.00
Outstanding at March 31, 2024	5,909,507	$48.25	6.66	$27,623
Exercisable at March 31, 2024	4,261,853	$44.98	5.86	$27,477

The total intrinsic value (the amount by which the fair market value exceeded the exercise price) of stock options exercised during the three months ended March 31, 2024 and 2023 was $1.2 million and $1.1 million, respectively.

As of March 31, 2024, there was $55.9 million of unrecognized compensation cost related to stock options that have not yet vested which are expected to be recognized over a weighted average remaining vesting period of 1.41 years.

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

As of March 31, 2024, there were 1,077,487 shares available for future issuance under the 2016 Plan. The number of shares reserved for issuance under the 2016 Plan will be cumulatively increased on each January 1st by the lesser of a) one percent of the number of shares of common stock issued and outstanding on the immediately preceding December 31st, b) 500,000 shares of common stock, or c) such lesser number of shares of common stock as determined by the board of directors. During the three months ended March 31, 2024 and 2023 the Company did not issue any shares of common stock under the 2016 Plan.

The fair value of shares under the 2016 Plan was estimated at the beginning of the offering period using a Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended March 31,
	2024	2023
Risk-free interest rate	5.24%	4.70%
Expected term	0.5 years	0.5 years
Expected volatility of underlying stock	56.7%	69.2%
Expected dividend yield	0.0%	0.0%

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

Basic and diluted loss per share was calculated as follows:

	Three Months Ended March 31,
	2024	2023
	(In thousands)
Net loss	$(107,436)	$(103,126)
Weighted average shares outstanding, basic and diluted	95,502	87,772
Net loss per share, basic and diluted	$(1.12)	$(1.17)

The following common stock equivalents were excluded from the calculation of diluted loss per share because their inclusion would have been anti-dilutive:

	Three Months Ended March 31,
	2024	2023
	(In thousands)
Unvested restricted stock units	5,695	4,055
Stock options	5,910	5,905
	11,605	9,960

12. Stockholders’ Equity

At-the-Market Offering Programs

2022 Sale Agreement

In March 2022, the Company entered into an Open Market Sale Agreement (the “2022 Sale Agreement”) with Jefferies LLC (“Jefferies”), under which Jefferies was able to offer and sell, from time to time in “at-the-market” offerings, shares of the Company’s common stock having aggregate gross proceeds of up to $400.0 million. In February 2024, the Company entered into an amendment to the 2022 Sale Agreement (the “2022 Sale Agreement, as amended”) to increase the size of the at-the-market offering program from $400.0 million to $750.0 million. The Company agreed to pay cash commissions of up to 3.0% of the gross proceeds of sales of common stock under the 2022 Sale Agreement, as amended. Through March 31, 2024, the Company issued 9,728,101 shares of its common stock under the 2022 Sale Agreement, as amended.

During the three months ended March 31, 2024, the Company issued 2,209,938 shares of its common stock, in a series of sales, at an average price of $26.19 per share, in accordance with the 2022 Sale Agreement, as amended, for aggregate net proceeds of $56.0 million, after payment of cash commissions and approximately $0.2 million related to legal, accounting and other fees in connection with the sales.

As of March 31, 2024, $371.1 million in shares of common stock remain eligible for sale under the 2022 Sale Agreement, as amended.

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

Our management’s discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, which have been prepared by us in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim periods and with Regulation S-X, promulgated under the Securities Exchange Act of 1934, as amended. This discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q as well as in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K (“Annual Report”) for the year ended December 31, 2023.

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
•
Be the best place to make therapies; and
•
Focus on long-term sustainability.

Our strategy is to advance our full-spectrum gene editing company, focused on developing and commercializing curative CRISPR/Cas9-based therapeutics, by leveraging our modular platforms. All of our revenue to date has been collaboration revenue. Since our inception and through March 31, 2024, we have raised an aggregate of approximately $2,598.3 million to fund our operations through our initial public offering (“IPO”) and concurrent private placements, follow-on public offerings, at-the-market offerings, and the sale of convertible preferred stock, as well as through our collaboration agreements.

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

Transthyretin (“ATTR”) Amyloidosis Program

NTLA-2001 is an investigational in vivo CRISPR-based therapy designed to inactivate the transthyretin (“TTR”) gene in the liver and thereby prevent the production of TTR protein for the treatment of ATTR amyloidosis. NTLA-2001 offers the possibility of halting and reversing the disease by driving a deep, consistent and potentially lifelong reduction in TTR protein after a single dose.

ATTR Amyloidosis with Cardiomyopathy (“ATTR-CM”):

The global, pivotal Phase 3 MAGNITUDE trial is a randomized, double-blind, placebo-controlled study to evaluate the efficacy and safety of NTLA-2001 in adults with ATTR-CM. The primary endpoint of the study is a composite of cardiovascular (“CV”)-related mortality and events. Patients will be randomized 2:1 NTLA-2001:placebo, with a single 55 mg infusion of NTLA-2001 administered. We are actively enrolling patients, and in March 2024, the first patients in the U.S. and globally were dosed. Enrollment is currently tracking well ahead of our initial projections, with over 30 patients dosed to date and more than 40 additional patients in screening. Many additional sites are expected to open in the weeks and months ahead to further accelerate enrollment.

Hereditary ATTR Amyloidosis with Polyneuropathy (“ATTRv-PN”):

Today, we announced alignment with the U.S. Food and Drug Administration (“FDA”) on a pivotal Phase 3 trial design to support a biologics license application (“BLA”) filing for NTLA-2001 as a single-dose treatment for people living with ATTR amyloidosis with polyneuropathy (“ATTRv-PN”), subject to review of an investigational new drug (“IND”) application. The study is expected to be a small, placebo-controlled trial conducted at ex-U.S. sites with approximately 50 ATTRv-PN patients. We plan to initiate the study by year-end.

We plan to present updated data from the ongoing Phase 1 study in ATTR-CM and ATTRv-PN patients in the second half of 2024.

NTLA-2001 is the subject of a co-development and co-promotion (“Co/Co”) arrangement directed to our first collaboration target with Regeneron Pharmaceuticals, Inc. (“Regeneron”), ATTR (the “ATTR Co/Co”), for which we are the clinical and commercial lead party and Regeneron is the participating party. Regeneron shares in approximately 25% of worldwide development costs and commercial profits for the ATTR program. For more information regarding our collaboration with Regeneron, see Note 7, “Collaborations and Other Arrangements” of our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Hereditary Angioedema (“HAE”) Program

NTLA-2002 is a wholly owned, investigational in vivo CRISPR-based therapy designed to knock out the kallikrein B1 (“KLKB1”) gene in the liver, with the goal of lifelong control of HAE attacks after a single dose.

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

We plan to present updated data from the Phase 1 study at the European Academy of Allergy and Clinical Immunology (“EAACI”) Congress 2024, taking place May 31 – June 3 in Valencia, Spain. Long-term data from the Phase 1 portion of the Phase 1/2 study will include safety, kallikrein reduction and attack rate data, including number of patients who continue to be completely attack free through the latest follow-up. Additionally, we plan to report topline results from the Phase 2 portion in mid-2024 and present full results at a medical meeting in the second half of 2024.

In January 2024, we also announced that positive interim results from the Phase 1 portion of the Phase 1/2 study were published in the New England Journal of Medicine.

Alpha-1 Antitrypsin Deficiency (“AATD”) Program

NTLA-3001 is our wholly owned, first-in-class CRISPR-mediated in vivo targeted gene insertion development candidate for the treatment of AATD-associated lung disease. It is designed to precisely insert the wild-type SERPINA1 gene, which encodes the alpha-1 antitrypsin (“AAT”) protein, with the potential to restore permanent expression of fully functional AAT protein to normal levels after a single dose. We expect to dose the first patient in a Phase 1 study of NTLA-3001 in 2024.

In Vivo Research Programs

We are expanding the range of diseases that can be targeted with our CRISPR-based technologies by deploying new editing and delivery innovations. This includes advancing gene editing programs in five different tissues outside the liver, either independently or in collaboration with partners. These research and preclinical programs are targeting diseases that originate in the bone marrow, brain, muscle, lung and eye which, if successful, could dramatically expand the opportunities for CRISPR-based treatments.

Ex Vivo Programs

We are advancing multiple programs, wholly owned and in collaboration with partners, utilizing our allogeneic platform for the treatment of immuno-oncology and autoimmune diseases. Our proprietary allogeneic cell engineering platform avoids both T cell- and natural killer (“NK”) cell-mediated rejection in preclinical models, a key unsolved challenge with other investigational allogeneic approaches. Cell therapies engineered with our allogeneic platform, combined with edits to enhance cell function, offer a new approach to target solid tumors.

Collaborations and Other Arrangements

To accelerate the development and commercialization of CRISPR/Cas9-based products in multiple therapeutic areas, we have formed, and intend to seek other opportunities to form, strategic alliances with collaborators who can augment our leadership in CRISPR/Cas9 therapeutic development. We have existing collaboration agreements with Regeneron, AvenCell Therapeutics, Inc. (“AvenCell”), SparingVision Sas (“SparingVision”), Kyverna Therapeutics, Inc. (“Kyverna”), ONK Therapeutics, Ltd (“ONK”) and ReCode Therapeutics, Inc. (“ReCode”). See Note 7, “Collaborations and Other Arrangements” of our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for additional information related to the terms of the agreements between us and our collaborators.

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

Other Income (Expense), Net

During the three months ended March 31, 2024, other income (expense), net consists of interest income earned on our cash, cash equivalents, restricted cash equivalents and marketable securities and change in the fair value of our investments. During the three months ended March 31, 2023, other income (expense), net consisted of interest income earned on our cash, cash equivalents, restricted cash equivalents and marketable securities, loss from equity method investment and change in fair value of contingent consideration.

Results of Operations

The following discussion of the financial condition and results of operations should be read in conjunction with the accompanying condensed consolidated financial statements and the related footnotes thereto.

Comparison of Three Months Ended March 31, 2024 and 2023

The following table summarizes our results of operations for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,		Period-to-
	2024	2023	Period Change
	(In thousands)
Collaboration revenue	$28,935	$12,606	$16,329
Operating expenses:
Research and development	111,847	97,116	14,731
General and administrative	31,091	27,448	3,643
Total operating expenses	142,938	124,564	18,374
Operating loss	(114,003)	(111,958)	(2,045)
Other income (expense), net:
Interest income	12,632	11,980	652
Change in fair value of investments, net	(6,065)	-	(6,065)
Loss from equity method investment	-	(3,048)	3,048
Change in fair value of contingent consideration	-	(100)	100
Total other income (expense), net	6,567	8,832	(2,265)
Net loss	$(107,436)	$(103,126)	$(4,310)

Collaboration Revenue

Collaboration revenue increased by $16.3 million during the three months ended March 31, 2024, as compared to the three months ended March 31, 2023. The increase in collaboration revenue is primarily due to the recognition of $21.0 million of previously eliminated intra-entity profit under the AvenCell license and collaboration agreement. See Note 7, “Collaborations and Other Arrangements” of our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for further details.

Research and Development

Research and development expenses increased by $14.7 million, or 15%, during the three months ended March 31, 2024, as compared to the three months ended March 31, 2023.

The following table summarizes our research and development expenses for the three months ended March 31, 2024 and 2023, together with the changes in those items in dollars and the respective percentages of change:

	Three Months Ended March 31,		Period-to-	Percent
	2024	2023	Period Change	Change
	(In thousands)
External development expenses by program:
NTLA-2001	$13,658	$9,730	$3,928	40%
NTLA-2002	8,793	4,154	4,639	112%
NTLA-3001	3,637	3,937	(300)	-8%
Unallocated research and development expenses:
Employee-related expenses	37,640	35,069	2,571	7%
Research materials and contracted services	13,082	11,809	1,273	11%
Rewrite research milestone	-	874	(874)	-100%
Facility-related expenses	14,195	13,351	844	6%
Stock-based compensation	20,161	16,931	3,230	19%
Other	681	1,261	(580)	-46%
Total research and development expenses	$111,847	$97,116	$14,731	15%

The increase in research and development expenses for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 was primarily attributable to:

•
a $3.9 million increase in external costs related to the development of NTLA-2001, our lead product candidate, primarily due to an increase in spend on drug components and contracted services;
•
a $4.6 million increase in external costs related to the development of NTLA-2002, primarily due to an increase in spend on drug components and contracted services;
•
a $0.3 million decrease in external costs related to the development of NTLA-3001, primarily due to a decrease in spend on drug components, offset in part by an increase in spend on contracted services;
•
a $2.6 million increase in employee-related expenses primarily driven by a one-time charge related to a workforce reduction in January 2024, offset in part by a decrease in salary costs;
•
a $1.3 million increase in research materials and contracted services primarily driven by an increase in spend on drug components, offset in part by a decrease in internal research and development expenses and contracted services;
•
a $0.8 million increase in facility-related expenses primarily related to depreciation and technology expense allocated to research and development; and
•
a $3.2 million increase in stock-based compensation.

General and Administrative

General and administrative expenses increased by approximately $3.6 million during the three months ended March 31, 2024, as compared to the three months ended March 31, 2023. This increase was primarily related to an increase in stock-based compensation of $3.7 million.

Other Income (Expense), Net

The decrease in other income (expense), net of $2.3 million is primarily related to $6.1 million in expense due to the change in fair value of our investments in Kyverna and AvenCell, offset by a $3.0 million change related to our equity method loss recorded in the first quarter of 2023, and a $0.7 million increase in interest income, driven by an increase in market rates.

Liquidity and Capital Resources

Since our inception through March 31, 2024, we have raised an aggregate of $2,598.3 million to fund our operations through our collaboration agreements, our initial public offering and concurrent private placements, follow-on public offerings, at-the-market offerings and the sale of convertible preferred stock.

As of March 31, 2024, we had $953.4 million in cash, cash equivalents and marketable securities.

At-the-Market Offering Programs

2022 Sale Agreement

In March 2022, we entered into an Open Market Sale Agreement (the “2022 Sale Agreement”) with Jefferies LLC (“Jefferies”), under which Jefferies is able to offer and sell, from time to time in “at-the-market” offerings, shares of our common stock having aggregate gross proceeds of up to $400.0 million. In February 2024, we entered into an amendment to the 2022 Sale Agreement (the “2022 Sale Agreement, as amended”) to increase the size of the at-the-market offering program from $400.0 million to $750.0 million. We agreed to pay cash commissions of up to 3.0% of the gross proceeds of sales of common stock under the 2022 Sale Agreement, as amended.

Through March 31, 2024 we have issued 9,728,101 shares of our common stock under the 2022 Sale Agreement, as amended.

During the three months ended March 31, 2024, we issued 2,209,938 shares of our common stock, in a series of sales, at an average price of $26.19 per share, in accordance with the 2022 Sale Agreement, as amended, for aggregate net proceeds of $56.0 million, after payment of cash commissions and approximately $0.2 million related to legal, accounting and other fees in connection with the sales.

As of March 31, 2024, $371.1 million in shares of common stock remain eligible for sale under the 2022 Sale Agreement, as amended.

Funding Requirements

Our primary uses of capital are, and we expect will continue to be, research and development research materials and contracted services, clinical trial costs, compensation and related expenses, laboratory and office facilities, research supplies, legal and regulatory expenses, patent prosecution filing and maintenance costs for our licensed IP, milestone and royalty payments and general overhead costs. During the remainder of 2024, we expect our expenses to increase compared to prior periods in connection with our ongoing activities as we continue to develop our clinical programs and advance additional programs into clinical development.

Because our lead programs are in the clinical stage and the outcome of these efforts is uncertain, we cannot estimate the actual amounts necessary to successfully complete the development and commercialization of any future product candidates or whether, or when, we may achieve profitability. Until such time as we can generate substantial product revenues, if ever, we expect to fund our ongoing cash needs through equity financings and collaboration arrangements. We receive cost reimbursements from Regeneron related to our collaboration agreements with them. Additionally, we are eligible to earn milestone payments and royalties, in each case, on a per-product basis under our collaborations with SparingVision, ONK and ReCode, on a per-target basis under our collaboration with Regeneron, and upon achievement of certain events with Kyverna, subject to the provisions of our agreements with each of them. Except for these sources of funding, we will not have any committed external source of liquidity. To the extent that we raise additional capital through the future sale of equity, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing stockholders. If we raise additional funds through collaboration arrangements in the future, we may have to relinquish valuable rights to our technologies, future revenue streams or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Outlook

Based on our research and development plans and our expectations related to the progress of our programs, we expect that our cash, cash equivalents and marketable securities as of March 31, 2024, as well as research and cost reimbursement funding from our collaboration agreements, will enable us to fund our ongoing operating expenses and capital expenditure requirements into late 2026, excluding any potential milestone payments or extension fees that could be earned and distributed under our collaboration agreements or any strategic use of capital not currently in the base case planning assumptions. We have based this estimate on current assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect.

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

Cash Flows

The following is a summary of cash flows for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
	(In thousands)
Net cash used in operating activities	$(120,662)	$(109,328)
Net cash provided by (used in) investing activities	5,901	(122,248)
Net cash provided by financing activities	59,992	2,221

Net cash used in operating activities

Net cash used in operating activities of $120.7 million during the three months ended March 31, 2024 primarily consists of a net loss of $107.4 million, further reduced by changes in operating assets and liabilities of $29.7 million, including the receipt of $5.9 million in payments from our collaboration partners during that period, and the non-cash recognition of $21.0 million of previously eliminated intra-entity profit recorded within “collaboration revenue,” offset in part by non-cash charges of $6.1 million of net adjustments to the fair value of our investments in Kyverna and AvenCell, stock-based compensation of $34.2 million and depreciation of $2.5 million.

Net cash used in operating activities of $109.3 million during the three months ended March 31, 2023 primarily reflects the increased spend in our research and development activities, offset in part by the receipt of $3.4 million in payments from our collaboration partners during that period.

Net cash provided by (used in) investing activities

During the three months ended March 31, 2024, our investing activities provided cash of $5.9 million. The increase in the three months ended March 31, 2024 is primarily due to $268.0 million of marketable securities maturing, offset in part by $259.6 million in marketable securities purchased and $2.5 million in cash for the purchase of property and equipment.

During the three months ended March 31, 2023 our investing activities used cash of $122.2 million. The decrease in the three months ended March 31, 2023 is primarily due to $382.0 million in marketable securities purchased, offset in part by $263.6 million of marketable securities maturing, and $3.8 million in cash for the purchase of property and equipment.

Net cash provided by financing activities

Net cash provided by financing activities of $60.0 million during the three months ended March 31, 2024 includes $58.0 million in net proceeds from at-the-market offerings and $2.0 million in cash received from the exercise of stock options.

Net cash provided by financing activities of $2.2 million during the three months ended March 31, 2023 includes $1.5 million in net proceeds from at-the-market offerings and $0.8 million in cash received from the exercise of stock options.

Critical Accounting Policies

Our critical accounting policies require the most significant judgments and estimates in the preparation of our condensed consolidated financial statements. Management has determined that our most critical accounting policies are those relating to revenue recognition, accrued research and development expenses and stock-based compensation. There have been no changes to our critical accounting policies from those which were discussed in our Annual Report for the year ended December 31, 2023.

Recent Accounting Pronouncements

Please read Note 2, “Summary of Significant Accounting Policies,” to our condensed consolidated financial statements included in Part I, Item 1, “Notes to Condensed Consolidated Financial Statements,” of this Quarterly Report on Form 10-Q for a description of recent accounting pronouncements applicable to our business.

Contractual Obligations

There were no material changes to our contractual obligations during the three months ended March 31, 2024. For a complete discussion of our contractual obligations, please refer to our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report for the year ended December 31, 2023.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of March 31, 2024, we had cash equivalents, restricted cash equivalents and marketable securities of $924.9 million consisting of interest-bearing money market accounts, corporate and financial institution debt securities, U.S. Treasury and other government-backed securities and asset-backed securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are primarily in marketable securities. Due to the short-term duration of our investment portfolios and the low risk profile of our investments, we do not believe an immediate change of 100 basis points, or one percentage point, would have a material effect on the fair market value of our investment portfolio. Declines in interest rates, however, would reduce future investment income.

We do not have any foreign currency or derivative financial instruments. Inflation generally affects us by increasing our cost of labor and program costs. We do not believe that inflation had a material effect on our results of operations during the three months ended March 31, 2024.

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

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2024.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. In evaluating us and our business, careful consideration should be given to the following risk factors, in addition to the other information set forth in this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K for the year ended December 31, 2023, and in other documents that we file with the Securities and Exchange Commission (“SEC”). If any of the following risks and uncertainties actually occurs, our business, prospects, financial condition and results of operations could be materially and adversely affected. The risks summarized and described below are not intended to be exhaustive and are not the only risks facing us. New risk factors can emerge from time to time, and we cannot predict the impact that any factor or combination of factors may have on our business, prospects, financial condition and results of operations.

The risk factors denoted with a “*”, if any, are newly added or have been materially updated from our Annual Report on Form 10-K for the year ended December 31, 2023.

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
•
the FDA or other regulatory authorities may revise the requirements for authorizing our clinical trials or approving our product candidates, or their interpretation of the authorization or approval requirements may not be what we anticipate or require us to adopt Risk Evaluation and Mitigation Strategy (“REMS”) as a condition of approval; and
•
we may not ultimately obtain regulatory approval for a BLA, or corresponding applications outside the U.S., such as a marketing authorization application in the U.K. and other similar regulatory authorities, such as the EMA, which may have very limited or no experience with the clinical development of CRISPR/Cas9-based therapeutics, particularly in vivo therapeutics.

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

Third parties could assert that our licensors, such as UC/Vienna/Charpentier, do not have rights to the licensed technology (such as the CRISPR/Cas9 technology in the case of the Caribou License), including inventorship and ownership rights to currently issued or allowable patents, or that any rights owned by our licensors, such as UC/Vienna/Charpentier, are limited. If such third parties were found to have rights to the licensed technology (such as CRISPR/Cas9 technology), we could be required to obtain rights from such parties or cease our development and commercialization efforts. For example, under our Caribou License, we have rights to patent applications owned by UC/Vienna/Charpentier covering certain aspects of CRISPR/Cas9 systems to edit genes in eukaryotic cells, including human cells (collectively, the “UC/Vienna/Charpentier eukaryotic patent family”). The Broad Institute, Massachusetts Institute of Technology, the President and Fellows of Harvard College and the Rockefeller University (collectively, the “Broad Institute”) co-own patents and patent applications that also claim CRISPR/Cas9 systems to edit genes in eukaryotic cells (collectively, the “Broad Institute patent family”). Because the respective owners of various

UC/Vienna/Charpentier patent applications and the Broad Institute patent family both allege owning intellectual property claiming overlapping aspects of CRISPR/Cas9 systems and methods to edit genes in eukaryotic cells, including human cells, our ability to market and sell CRISPR/Cas9-based human therapeutics may be adversely impacted depending on the scope and actual ownership over the inventions claimed in the competing patent portfolios. On June 25, 2019, the Patent Trial and Appeal Board (“PTAB”) of the U.S. Patent and Trademark Office (“USPTO”) declared an interference between the UC/Vienna/Charpentier eukaryotic patent family and the Broad Institute patent family to determine which research group first invented the use of the CRISPR/Cas9 technology in eukaryotic cells and, therefore, is entitled to the U.S. patents covering that invention. The interference involved 14 allowable patent applications from the UC/Vienna/Charpentier eukaryotic patent family and 13 patents and one patent application from the Broad Institute patent family. On February 28, 2022, the PTAB issued a Decision of Priority and Judgment in the interference finding that the Broad Institute patent family has priority over the UC/Vienna/Charpentier patent family with respect to the subject matter of the interference. An appeal and cross-appeal from the interference are pending at the United States Court of Appeals for the Federal Circuit as Case Nos. 22-1594 and 22-1653, and the oral argument occurred on May 7, 2024.

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

The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our owned and licensed patents may be challenged in the courts or patent offices in the U.S. and abroad. There is a substantial amount of litigation as well as administrative proceedings for challenging patents, including interference, derivation, reexamination, and other post-grant proceedings before the USPTO and oppositions and other comparable proceedings in foreign jurisdictions, involving patents and other intellectual property rights in the biotechnology and pharmaceutical industries, and we expect this to be true for the CRISPR/Cas9 space as well. Indeed, a number of third parties have filed oppositions challenging the validity, and seeking the revocation, of several CRISPR/Cas9 genome editing patents granted to UC/Vienna/Charpentier by the European Patent Office (“EPO”). To date, UC/Vienna/Charpentier have successfully defended before the EPO’s opposition division the validity of their first European patent, which covers compositions comprising Cas9 and single gRNA molecules, as well as methods of editing DNA in vitro or ex vivo using Cas9 and single gRNAs. The opponents to this patent have appealed the decision of the EPO’s opposition division. If UC/Vienna/Charpentier fail in defending the validity of its first European patent, we may lose valuable intellectual property rights, such as the right to exclude others from using such intellectual property. Such an outcome could have a material adverse effect on our business in Europe. Similarly, third parties are opposing the other patents issued by the EPO to UC/Vienna/Charpentier, including their second European patent that was recently revoked by the EPO’s opposition division, a decision that UC/Vienna/Charpentier have appealed. Although the claims of these other patents are more limited in scope compared to the first European patent, the inability to defend their respective validity could result in loss of valuable rights. In addition, since the passage of the America Invents Act in 2013, U.S. law also provides for other procedures to challenge patents, including inter partes reviews and post-grant reviews, that add uncertainty to the possibility of challenge to our developed or licensed patents and patent applications in the future. Furthermore, for U.S. applications in which all claims are entitled to a priority date before March 16, 2013, an interference proceeding can be provoked by a third party or instituted by the USPTO to determine who was the first to invent any of the subject matter covered by the patent claims of our applications. See the above risk factor entitled “Third party claims of intellectual property infringement against us, our licensors or our collaborators may prevent or delay our product discovery and development efforts.”

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

If we or one of our licensing partners initiate legal proceedings against a third party to enforce a patent covering one of our product candidates, the defendant could counterclaim that the patent covering our product candidate is invalid or unenforceable. In patent litigation in the U.S., defendant counterclaims alleging invalidity or unenforceability are commonplace, and there are numerous grounds upon which a third party can assert invalidity or unenforceability of a patent. Third parties may also raise similar claims before administrative bodies in the U.S. or other jurisdictions, even outside the context of litigation. Such mechanisms include re-examination, inter partes review, post-grant review and equivalent proceedings in foreign jurisdictions, such as opposition or derivation proceedings. Such proceedings could result in revocation or amendment to our patents in such a way that they no longer cover and protect our product candidates. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity of our patents, for example, we cannot be certain that there is no invalidating prior art of which we, our patent counsel, and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity, unpatentability and/or unenforceability, we would lose at least part, and perhaps all, of the patent protection on our product candidates. For example, as highlighted in the above risk factor entitled “We could be unsuccessful in obtaining or maintaining adequate patent protection for one or more of our products or product candidates, or asserting and defending our intellectual property rights that protect our products and technologies,” various third parties have filed challenges to the validity of UC/Vienna/Charpentier’s European patents, which cover compositions comprising Cas9 and gRNA molecules, as well as methods of editing DNA in vitro or ex vivo using Cas9 and gRNAs. If UC/Vienna/Charpentier fail in defending the validity of these patents, we may lose valuable intellectual property rights, such as the exclusive right to use such intellectual property. Such an outcome could have a material adverse effect on our business in Europe.

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

We are not profitable and have incurred losses in each period since our inception. Our net loss was $107.4 million for the three months ended March 31, 2024. As of March 31, 2024, we had an accumulated deficit of $1,765.8 million. We expect these losses to increase as we continue to incur significant research and development and other expenses related to our ongoing operations, seek regulatory approvals for our future product candidates, scale-up manufacturing capabilities, maintain, expand and protect our intellectual property portfolio and hire additional personnel to support the development of our product candidates and to enhance our operational, financial and information management systems. We expect to finance our operations through a combination of collaboration revenue, equity or debt financings or other sources, which may include collaborations with third parties.

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

We are currently conducting our Phase 3 clinical trial of NTLA-2001, and may in the future conduct clinical trials for our other product candidates outside the U.S. The acceptance of data from clinical trials conducted outside the U.S. or another jurisdiction by the FDA or comparable foreign regulatory authority may be subject to certain conditions or may not be accepted at all. The FDA will generally not consider the data from a foreign clinical trial not conducted under an IND unless (i) the trial was well-designed and well-conducted in accordance with good clinical practice (“GCP”) requirements, including requirements for the design, conduct, performance, monitoring, auditing, recording, analysis, and reporting of clinical trials in a way that provides assurance that the data and reported results are credible and accurate and that the rights, safety, and well-being of trial subjects are protected, and (ii) the FDA is able to validate the data from the trial through an onsite inspection, if necessary. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical powering, must be met. Many foreign regulatory authorities have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any comparable foreign regulatory authority will accept data from trials conducted outside of the U.S. or the applicable jurisdiction. If the FDA or any comparable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which could be costly and time-consuming, and which may result in product candidates that we may develop not receiving approval for commercialization in the applicable jurisdiction.

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

The FDA may reevaluate the Orphan Drug Act and its regulations and policies. We do not know if, when, or how the FDA may change the orphan drug regulations and policies in the future, and it is uncertain how any changes might affect our business. In addition, proposed amendments to EU regulations regarding orphan medicines are under consideration that, if implemented, could reduce the current 10-year marketing exclusivity period in the EU for certain orphan medicines. Depending on what changes the FDA and the EC may make to their orphan drug regulations and policies, our business could be adversely impacted.

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

If any of our product candidates are approved, they may be subject to ongoing regulatory requirements for manufacturing, labeling, packaging, distribution, storage, advertising, promotion, sampling, record-keeping, and submission of safety and efficacy data, and other post-market information and potential obligations (such as post-marketing studies), including both federal and state requirements in the U.S. and requirements of comparable foreign regulatory authorities. In addition, we will be subject to continued compliance with current good manufacturing practice (“cGMP”) and GCP, and in certain cases, current good tissue practice (“cGTP”) requirements for any clinical trials that we conduct post-approval.

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

For instance, the Clinical Trials Regulation which became effective in the EU on January 31, 2022 and provides for a streamlined clinical trial application and assessment procedure covering multiple EU Member States has not been implemented into U.K. law, and a separate application must be submitted for clinical trial authorization in the U.K. In addition, Great Britain is no longer covered by the centralized procedure for obtaining European Economic Area (“EEA”)-wide marketing authorizations from the EMA for medicinal products and a separate process for authorization of drug products is required in Great Britain. On January 1, 2024, a new international recognition framework was put in place in the U.K. (known as the International Recognition Procedure, or IRP), whereby the MHRA will have regard to decisions made by certain foreign regulators, including the EMA and the competent authorities of the EU Member States. Under this procedure, the MHRA will take into account the decision-making of such foreign regulators and will conduct a targeted assessment of the applications submitted through the IRP, but will retain the authority to reject applications if the evidence provided is considered insufficiently robust. Any delay in obtaining, or an inability to obtain, any regulatory approvals, as a result of Brexit or otherwise, would delay or prevent us from commercializing our current or future product candidates in the U.K. and could restrict our ability to generate revenue from that market.

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

The Commonwealth of Massachusetts, where most of our employees are based, also has laws that expand on federal laws or create additional rights for employees or obligations for employers. For example, on July 1, 2018, the Massachusetts Equal Pay Act went into effect, which added protections employers must comply with regarding pay equity for “comparable work.” There is currently uncertainty regarding the exact scope of these new legal limits and such uncertainty may remain for the foreseeable future. We may face increased employment and legal costs to ensure we are complying with this law. In addition, on October 1, 2018, a new Massachusetts non-compete law went into effect, placing additional restrictions on employers seeking to enter into non-competition agreements with employees. Further, other jurisdictions in which our employees may work limit enforcement of non-competition agreements. For example, in California non-competition agreements with employees are generally unenforceable after termination of employment and Illinois contains strict laws affecting the enforcement of non-competition agreements. These non-compete laws may negatively impact our ability to prevent employees from working with direct or indirect competitors in the future and may affect our ability to retain key talent in a competitive market.

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

As described within Note 7, “Collaborations and Other Arrangements” of this Quarterly Report on Form 10-Q, we have entered into co-development and co-promotion arrangements with Regeneron. Regeneron may change its strategic focus or pursue alternative technologies in a manner that results in reduced, delayed or no revenue to us under these arrangements. For example, Regeneron has a variety of marketed products and product candidates either by itself or with other companies, including some of our competitors. In addition, the corporate objectives of our collaborators, such as Regeneron, may not be consistent with our best interests. Regeneron may change its position regarding its participation and funding of our joint activities, which may impact our ability to successfully pursue those programs.

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

Our or these third parties’ failure to comply with these requirements or to recruit a sufficient number of patients may require us to delay, suspend, repeat or terminate clinical trials, which would delay the regulatory approval process. Moreover, our business may be implicated if any of these third parties violates applicable federal, state or local, as well as foreign, laws and regulations, such as the fraud and abuse or false claims laws and regulations or privacy and security laws. In jurisdictions such as the U.K. and EU, penalties for violations of privacy laws and other regulations can be financially significant. Further, if any of our CROs, clinical investigators or others involved in our clinical trials fail to comply with such laws and regulations, we could be held responsible for its actions or omissions and be negatively impacted. In the event of non-compliance with the EU General Data Protection Regulation (“EU GDPR”) and the EU GDPR in such form as incorporated into the laws of the U.K. (“U.K. GDPR,” collectively with EU GDPR referred to as “GDPR”), we could be subject to substantial fines and other penalties, including fines of up to 20.0 million Euros (17.5 million GBP for the U.K. GDPR) or up to 4% of our total worldwide annual turnover for the preceding financial year, whichever is higher. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations.

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

We are increasingly dependent upon information technology systems, infrastructure, and data to operate our business. In the ordinary course of business, we collect, store, and transmit large amounts of confidential information (including but not limited to intellectual property, such as trade secrets, proprietary business information, and personal information). It is critical that we do so in a secure manner to maintain the confidentiality and integrity of such confidential information. We have also outsourced elements of our operations to third parties, and as a result we manage a number of third party vendors who may or could have access to our confidential information. Our third party collaborators, vendors and service providers (including our CMOs and CROs) also have access to large amounts of confidential information relating to our operations, including our research and development efforts. The size and complexity of our information technology systems, and those of third party vendors, service providers and collaborators, and the large amounts of confidential information stored on those systems, make such systems potentially vulnerable to service interruptions or systems failures, or to cybersecurity incidents or breaches from inadvertent or intentional actions by our employees, third party vendors, service providers, collaborators, and/or business partners, or from cyber-attacks by malicious third parties.

In addition to such risks, the adoption of new technologies may also increase our exposure to cybersecurity incidents, breaches and failures. Further, having a significant portion of our workforce working from home for extended periods of time puts us at greater risk of cybersecurity attacks. Cyber-attacks are increasing in their frequency, sophistication, and intensity, and have become increasingly difficult to detect. Cyber-attacks could include the deployment of harmful malware, denial-of-service attacks, attacks enhanced or facilitated by artificial intelligence (“AI”), social engineering, “phishing” scams, ransomware, network security breaches, and other means to affect service reliability and threaten the confidentiality, integrity, and availability of information. Certain of our service providers have been subject to such attacks in the past, and while no such attacks have resulted in a material impact to our business, our company or our service providers may be materially impacted by such attacks in the future. Significant disruptions to our information technology systems could adversely affect our business operations and/or result in the loss, misappropriation, and/or unauthorized access, use, or disclosure of, or the prevention of access to, confidential information (including but not limited to trade secrets or other intellectual property, proprietary business information, and personal information), and could result in financial, legal, business, and reputational harm to us and would adversely affect our operations, including our discovery and research and development programs. Any security incidents or breaches that lead to unauthorized access, use, or disclosure of personal information, including personal information regarding our employees or current or future clinical trial participants, could harm our reputation, require us to comply with onerous legal requirements under laws and regulations that protect the privacy and security of personal information, and subject us to significant liability including fines, litigation, and loss of current and future business.

Also, the loss of preclinical or clinical trial data from completed or future preclinical or clinical trials, respectively, could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, our competitive position could be harmed and the further development and commercialization of our product candidates could be delayed. Cybersecurity incidents, breaches, insider threats and other inappropriate access can be difficult to detect, and any delay in identifying them may lead to increased harm of the types summarized and described above. While we have implemented security measures to protect our information technology systems and infrastructure, there is no assurance that such measures will prevent service interruptions or security breaches or incidents that could adversely affect our business.

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

The success of our product candidates, if approved, depends on the availability of adequate coverage and reimbursement from third party payors, including government agencies, private health insurers and health maintenance organizations. There is significant uncertainty related to the insurance coverage and reimbursement of any newly approved product, but in particular novel genome editing and engineered cell products. All the therapeutic indications approved by the relevant authorities may not be covered or reimbursed. In addition, we cannot be sure that coverage and reimbursement will be available for, or accurately estimate the potential revenue from, our product candidates because they are novel treatments for diseases using a new technology and delivery approaches. For more information on coverage and reimbursement see the section entitled “Business – Government Regulation and Product Approval – Coverage and Reimbursement” in our annual report on Form 10-K for the year ended December 31, 2023.

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

The sale, distribution and marketing of human therapeutics and our relationship with healthcare providers are strictly regulated by laws in the U.S. and most other jurisdictions in which we intend to seek approval for our product candidates. In addition, the collection and use of personal information, including Protected Health Information (“PHI”), is regulated by federal, state and foreign privacy, data security and data protection laws. Failure to comply with these laws could impair our ability to properly sell our product candidates in particular jurisdictions and subject us to liability from private and governmental entities. Addressing these diverse and sometimes contradictory requirements in myriad jurisdictions may necessitate that we expend significant resources on compliance efforts. Any failure to comply with these requirements may leave us exposed to possible enforcement actions and potential liability. For more information on these laws and regulations see the section entitled “Business – Government Regulation and Product Approval – Other Healthcare and Privacy Laws” in our annual report on Form 10-K for the year ended December 31, 2023.

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

Further, the U.S. federal and state governments, as well as other jurisdictions, have myriad laws regulating the collection, storage, distribution, safeguarding and use of personal information of employees, patients, agents, and others. These different laws governing the privacy and security of health and other personal information often differ from each other in significant ways and may not have the same effective requirements, thus complicating efforts to comply with their respective provisions. For example:

•
the California Consumer Privacy Act (“CCPA”) requires covered companies to provide disclosures to California consumers and afford such consumers rights with respect to their personal information, including the rights to request deletion of their information, receive the information on record for them, know what categories of information are being maintained about them, and opt-out of certain sales of their information. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches that result in the loss of personal information, which may increase the likelihood of, and risks associated with, data breach litigation. The CCPA was amended by the California Privacy Rights Act (“CPRA”), which as of January 1, 2023 has substantially modified the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information, establishing a state agency vested with the authority to enforce the CCPA and by creating additional obligations with respect to the processing of personal information, including regulating personal information collected about employees, applicants and retirees as well as that which is collected in a business to business capacity. We anticipate additional costs associated with CCPA and other U.S. state privacy law compliance and we cannot yet fully determine the impact that such laws, regulations and standards may have on our business;
•
broad consumer privacy and data protection laws have been or are predicted to be passed in a number of additional states. Many state privacy and data protection laws differ from each other in significant ways, and it is not yet fully clear how these laws will be enforced and interpreted. In addition, other states have passed laws regulating specific aspects of privacy. For example, the State of Washington recently passed a law, effective as of March 31, 2024, that regulates health and medical information that is not subject to HIPAA. Similar laws have been passed in Connecticut and Nevada. Additionally, a small number of states have enacted laws that specifically target the collection and use of biometric information. Furthermore, other U.S. states have enacted stringent data security laws; and
•
around the world, many countries have enacted laws that regulate data protection. In the EEA the collection and use of personal data is regulated by the GDPR and the member states’ related data protection and privacy laws. As the GDPR applies not only to businesses that are established within the EEA or the U.K. but also to any business that offers goods or services to individuals in those territories, it could apply to us. The GDPR imposes strict requirements, including requirements to ensure an appropriate legal basis or condition applies to the processing of personal data, special protections for “sensitive” personal data which includes health and genetic information of individuals in the EEA or the U.K.; expanded disclosures about the personal data use; information retention limitations; mandatory data breach notification requirements; and additional oversight obligations relating to third parties retained to process the personal data. The GDPR grants or enhances the rights of individuals with respect to their personal data, including the rights to object to the processing of the data and request deletion of the same. In addition, the GDPR includes strict requirements on, and prohibits, the transfer of personal data subject to GDPR to jurisdictions that have not been deemed by competent authorities to offer “adequate” privacy protections (“third countries”), unless a derogation exists or a valid GDPR transfer mechanism (for example, the EC approved Standard Contractual Clauses, certification to the EU-U.S. Data Privacy Framework (which allows for transfers for relevant U.S.-based organizations who self-certify compliance and participate in the framework) and the U.K. International Data Transfer Agreement/Addendum) has been put in place and a transfer impact assessment has been carried out. Our compliance with international data transfer obligations under the GDPR, where applicable, may require significant effort and cost, and may limit our ability to transfer such personal data to other jurisdictions or to work with certain service providers that process personal data, and may require us to make strategic considerations around where such personal data is stored. Further, although the EC has acknowledged that the U.K. currently has adequate protections for international data transfers, there may be post-Brexit developments in the future that result in additional costs and operational challenges in complying with the U.K. GDPR and any other developments regulating the transfer of personal data between the U.K. and EU. For example, the U.K. government has now introduced a Data Protection and Digital Information Bill (the “U.K. Bill”) into the U.K. legislative process. The aim of the U.K.

Bill is to reform the U.K.’s data protection regime following Brexit. If passed, the final version of the U.K. Bill may have the effect of further altering the similarities between the U.K. and EEA data protection regime and threaten the U.K. adequacy decision from the EC. Failure to comply with the requirements of the GDPR may result in warning letters, mandatory audits, orders to cease/change the use of data, and financial penalties, including fines of up to 4% of global revenues, or 20.0 million Euros (17.5 million GBP in the U.K.), whichever is greater. Moreover, data subjects can seek damages for violations, and non-profit organizations can bring claims on behalf of data subjects.

The costs associated with ensuring compliance with these laws, including in particular GDPR, may be onerous and may adversely affect our business, financial condition, results of operations and prospects. We may also need to rely on multiple third parties, such as partners and service providers, to meet these legal requirements, which could result in additional liability for us if they do not comply.

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

The U.S. and many other jurisdictions have enacted or proposed legal changes affecting the healthcare system that could prevent or delay marketing approval of our product candidates, affect our ability to profitably sell our product candidates once approved, and restrict or regulate post-approval activities. Changes in the legal requirements, or their interpretation, could impact our business by compelling, for example, modification to: our manufacturing arrangements; product labeling; pricing and reimbursement arrangements; private or governmental insurance coverage; the sale practices for, or availability of, our products; or record-keeping activities. If any such changes were to be imposed, they could adversely affect the operation of our business. For more information on these laws and regulations see the section entitled “Business – Government Regulation and Product Approval – Healthcare Reform” in our annual report on Form 10-K for the year ended December 31, 2023.

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
•
the availability of capital.

Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors, which may adversely affect our future profitability.

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

Risks Related to Future Financial Condition

Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our equity incentive plans and “at-the-market” offerings, could result in additional dilution of the percentage ownership of stockholders and could cause our stock price to fall.

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

Given the volatility in the capital markets, we may not be willing or able to continue to raise equity capital. We may, therefore, need to turn to other sources of funding that may have terms that are not favorable to us, or reduce our business operations given capital constraints. In addition, sales of a substantial number of shares of our outstanding common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock. We cannot predict the effect that future sales of common stock or other equity-related securities would have on the market price of our common stock. Investors who purchase shares in this offering at different times will likely pay different prices, and so may experience different outcomes in their investment results. We will have discretion, subject to market demand, to vary the timing, prices and numbers of shares sold, and there is no minimum or maximum sales price. Investors may experience a decline in the value of their shares as a result of share sales made at prices lower than the prices they paid.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 5. Other Information

Rule 10b5-1 Trading Plans

The following table describes for the three months ended March 31, 2024 each trading arrangement under which the Company’s directors or officers adopted, materially modified, or terminated any contract, instruction, or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement.

Name (Title)	Action Taken (Date of Action)	Type of Trading Arrangement	Nature of Trading Arrangement	Duration of Trading Arrangement	Aggregate Number of Securities
David Lebwohl, M.D. (Executive Vice President, Chief Medical Officer)	Adoption (March 7, 2024)	Rule 10b5-1 trading arrangement	Sale

Until the earlier of (a) March 7, 2025; (b) the first date on which all trades have been executed or expired without execution; and (c) the date on which the plan holder gives notice to terminate the plan.

Up to 30,000 shares of the Company’s common stock
Frank Verwiel, M.D. (Director)	Adoption (March 7, 2024)	Rule 10b5-1 trading arrangement	Sale

Until the earlier of (a) July 8, 2024; (b) the first date on which all trades have been executed or expired without execution; and (c) the date on which the plan holder gives notice to terminate the plan.

Up to 1,504 shares of the Company’s common stock

Item 6. Exhibits

The following exhibits are incorporated by reference or filed as part of this report.

3.1

Second Amended and Restated Certificate of Incorporation of the Registrant. (incorporated by reference to the Registrant's Annual Report on Form 10-K (File No. 001-37766) filed with the Securities and Exchange Commission on February 22, 2024)

3.2

Second Amended and Restated By-laws of the Registrant. (incorporated by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-37766), filed with the Securities and Exchange Commission on May 7, 2020)

10.1	Sixth Amended and Restated Non-Employee Director Compensation Policy. (1)

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

32.1

Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, by John M. Leonard, M.D., President and Chief Executive Officer of the Company, and Glenn Goddard, Executive Vice President, Chief Financial Officer of the Company. (2)

101.INS	Inline XBRL Instance Document (1)

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents. (1)

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101) (1)

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

Dated: May 9, 2024

INTELLIA THERAPEUTICS, INC.

By:	/s/ John M. Leonard
John M. Leonard, M.D.
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Glenn G. Goddard
Glenn G. Goddard
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)