Form 10-Q
period 2024-06-30
Intellia Therapeutics, Inc.
filed 2024-08-08
CIK 1652130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

The number of shares outstanding of the registrant’s common stock as of August 2, 2024: 101,579,188 shares.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

INTELLIA THERAPEUTICS, INC.

Condensed Consolidated Balance Sheets (unaudited)

(Amounts in thousands except share and per share data)

	June 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$130,849	$226,748
Marketable securities	560,219	685,475
Accounts receivable	12,329	36,456
Prepaid expenses and other current assets	53,814	49,651
Total current assets	757,211	998,330
Marketable securities - noncurrent	248,805	99,864
Property and equipment, net	30,273	32,760
Operating lease right-of-use assets	105,412	115,375
Equity method investment	-	11,765
Investments and other assets	49,835	42,883
Total assets	$1,191,536	$1,300,977
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,816	$7,452
Accrued expenses	45,127	67,017
Current portion of operating lease liability	18,963	18,599
Current portion of deferred revenue	22,184	22,140
Total current liabilities	105,090	115,208
Deferred revenue, net of current portion	28,052	38,853
Long-term operating lease liability	87,332	96,747
Total liabilities	220,474	250,808
Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock, $0.0001 par value; 240,000,000 shares authorized at June 30, 2024 and December 31, 2023; 98,289,150 and 92,997,158 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	10	9
Additional paid-in capital	2,884,997	2,710,797
Accumulated other comprehensive loss	(1,155)	(2,258)
Accumulated deficit	(1,912,790)	(1,658,379)
Total stockholders’ equity	971,062	1,050,169
Total liabilities and stockholders’ equity	$1,191,536	$1,300,977

See notes to condensed consolidated financial statements.

INTELLIA THERAPEUTICS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited)

(Amounts in thousands except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Collaboration revenue	$6,957	$13,594	$35,892	$26,200
Operating expenses:
Research and development	114,207	115,276	226,054	212,392
General and administrative	31,793	30,652	62,884	58,100
Total operating expenses	146,000	145,928	288,938	270,492
Operating loss	(139,043)	(132,334)	(253,046)	(244,292)
Other (expense) income, net:
Interest income	12,422	12,653	25,054	24,633
Change in fair value of investments, net	(20,354)	-	(26,419)	-
Loss from equity method investment	-	(4,000)	-	(7,048)
Change in fair value of contingent consideration	-	-	-	(100)
Total other (expense) income, net	(7,932)	8,653	(1,365)	17,485
Net loss	$(146,975)	$(123,681)	$(254,411)	$(226,807)
Net loss per share, basic and diluted	$(1.52)	$(1.40)	$(2.64)	$(2.58)
Weighted average shares outstanding, basic and diluted	96,975	88,185	96,238	87,979
Other comprehensive (loss) gain:
Unrealized (loss) gain on marketable securities	(208)	(1,482)	(1,029)	1,507
Other comprehensive gain from equity method investment	-	292	-	2,086
Comprehensive loss	$(147,183)	$(124,871)	$(255,440)	$(223,214)

See notes to condensed consolidated financial statements.

INTELLIA THERAPEUTICS, INC.

Condensed Consolidated Statements of Stockholders’ Equity (unaudited)

(Amounts in thousands except share data)

			Additional	Accumulated Other		Total
	Common		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2023	92,997,158	$9	$2,710,797	$(2,258)	$(1,658,379)	$1,050,169
Issuance of common stock through at-the-market offerings, net of issuance costs of $210	2,209,938	1	55,958	-	-	55,959
Exercise of stock options	110,734	-	1,958	-	-	1,958
Vesting of restricted stock units	1,015,543	-	-	-	-	-
Stock-based compensation	-	-	34,176	-	-	34,176
Other comprehensive loss - unrealized loss on marketable securities	-	-	-	(821)	-	(821)
Reclassification of other comprehensive loss - equity method investment	-	-	-	2,132	-	2,132
Net loss	-	-	-	-	(107,436)	(107,436)
Balance at March 31, 2024	96,333,373	10	2,802,889	(947)	(1,765,815)	1,036,137
Issuance of common stock through at-the-market offerings, net of issuance costs of $14	1,592,823	-	38,399	-	-	38,399
Exercise of stock options	79,512	-	1,179	-	-	1,179
Vesting of restricted stock units	195,691	-	-	-	-	-
Issuance of shares under employee stock purchase plan	87,751	-	1,669	-	-	1,669
Stock-based compensation	-	-	40,861	-	-	40,861
Other comprehensive loss - unrealized loss on marketable securities	-	-	-	(208)	-	(208)
Net loss	-	-	-	-	(146,975)	(146,975)
Balance at June 30, 2024	98,289,150	$10	$2,884,997	$(1,155)	$(1,912,790)	$971,062

			Additional	Accumulated Other		Total
	Common		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2022	87,103,007	$9	$2,420,223	$(7,461)	$(1,177,187)	$1,235,584
Issuance of common stock through at-the-market offerings, net of issuance costs of $62	35,349	-	1,466	-	-	1,466
Contingent consideration paid to Rewrite Holders	567,045	-	24,126	-	-	24,126
Exercise of stock options	48,353	-	755	-	-	755
Vesting of restricted stock units	342,025	-	-	-	-	-
Stock-based compensation	-	-	27,255	-	-	27,255
Other comprehensive gain - unrealized gain on marketable securities	-	-	-	2,989	-	2,989
Other comprehensive gain - equity method investment	-	-	-	1,794	-	1,794
Net loss	-	-	-	-	(103,126)	(103,126)
Balance at March 31, 2023	88,095,779	9	2,473,825	(2,678)	(1,280,313)	1,190,843
Exercise of stock options	30,371	-	465	-	-	465
Vesting of restricted stock units	151,853	-	-	-	-	-
Issuance of shares under employee stock purchase plan	69,631	-	2,051	-	-	2,051
Stock-based compensation	-	-	36,400	-	-	36,400
Other comprehensive loss - unrealized loss on marketable securities	-	-	-	(1,482)	-	(1,482)
Other comprehensive gain - equity method investment	-	-	-	292	-	292
Net loss	-	-	-	-	(123,681)	(123,681)
Balance at June 30, 2023	88,347,634	$9	$2,512,741	$(3,868)	$(1,403,994)	$1,104,888

See notes to condensed consolidated financial statements.

INTELLIA THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows (unaudited)

(Amounts in thousands)

	Six Months Ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(254,411)	$(226,807)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,111	4,220
Loss on disposal of property and equipment	-	15
Stock-based compensation	75,037	63,655
Accretion of investment discounts and premiums	(9,934)	(11,667)
(Recognition) deferral of equity method investment intra-entity profit on sales	(20,967)	5,656
Change in fair value of investments, net	26,419	-
Loss from equity method investment	-	7,048
Change in fair value of contingent consideration	-	100
Changes in operating assets and liabilities:
Accounts receivable	24,128	(1,289)
Prepaid expenses and other current assets	(6,239)	(6,078)
Operating lease right-of-use assets	9,963	9,373
Other assets	1,493	(503)
Accounts payable	10,916	6,287
Accrued expenses	(20,555)	(12,525)
Deferred revenue	(10,757)	(28,919)
Operating lease liabilities	(9,052)	(8,217)
Net cash used in operating activities	(178,848)	(199,651)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(3,518)	(8,133)
Purchases of marketable securities	(560,368)	(625,319)
Sales and maturities of marketable securities	545,597	476,666
Net cash used in investing activities	(18,289)	(156,786)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock through at-the-market offerings	96,432	1,466
Proceeds from options exercised	3,137	1,220
Issuance of shares through employee stock purchase plan	1,669	2,051
Net cash provided by financing activities	101,238	4,737
Net decrease in cash, cash equivalents and restricted cash equivalents	(95,899)	(351,700)
Cash, cash equivalents and restricted cash equivalents, beginning of period	240,353	535,463
Cash, cash equivalents and restricted cash equivalents, end of period	$144,454	$183,763

Reconciliation of cash, cash equivalents and restricted cash equivalents to condensed consolidated balance sheet:
Cash and cash equivalents	$130,849	$171,806
Restricted cash equivalents, included in investments and other assets	13,605	11,957
Total cash, cash equivalents and restricted cash equivalents	$144,454	$183,763

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Purchases of property and equipment unpaid at period end	$631	$2,998
Shares issued for Rewrite contingent consideration	-	24,126

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

Liquidity

Since its inception through June 30, 2024, the Company has raised an aggregate of $2,666.7 million to fund its operations through its initial public offering (“IPO”) and concurrent private placements, follow-on public offerings, at-the-market offerings and the sale of convertible preferred stock, as well as through its collaboration agreements. The Company expects that its cash, cash equivalents and marketable securities as of June 30, 2024 will enable the Company to fund its ongoing operating expenses and capital expenditure requirements for at least the twelve-month period following the issuance of these condensed consolidated financial statements.

2. Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies” to the consolidated financial statements included in the Annual Report for the year ended December 31, 2023. There have been no material changes to these policies during the six months ended June 30, 2024.

Recent Issued Accounting Pronouncements Not Yet Effective

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting - Improvements to Reportable Segment Disclosures. The ASU requires disclosure of incremental segment information on an annual and interim basis and also requires companies with a single reportable segment to provide all disclosures required by this ASU and all existing segment disclosures in Accounting Standard Codification (“ASC”) 280, Segment Reporting. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods beginning after December 15, 2024. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements and disclosures.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU updates income tax disclosure requirements primarily by requiring specific categories and greater disaggregation within the rate reconciliation and disaggregation of income taxes paid by jurisdiction. This ASU is effective for annual periods beginning after December 15, 2024 and is applicable to the Company’s fiscal year beginning January 1, 2025, with early application permitted. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements and disclosures.

3. Marketable Securities

The following table summarizes the Company’s available-for-sale marketable securities:

	June 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Marketable securities:
U.S. Treasury and other government-backed securities	$439,731	$69	$(727)	$439,073
Financial institution debt securities	228,035	58	(381)	227,712
Corporate debt securities	105,597	5	(125)	105,477
Other asset-backed securities	36,815	-	(53)	36,762
Total	$810,178	$132	$(1,286)	$809,024

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Marketable securities:
U.S. Treasury and other government-backed securities	$382,260	$302	$(254)	$382,308
Financial institution debt securities	246,270	92	(243)	246,119
Corporate debt securities	97,490	53	(135)	97,408
Other asset-backed securities	59,453	75	(24)	59,504
Total	$785,473	$522	$(656)	$785,339

The amortized cost of available-for-sale securities is adjusted for amortization of premiums and accretion of discounts to maturity. There were no material realized gains or losses in the six months ended June 30, 2024 or for the year ended December 31, 2023. The Company generally does not intend to sell any investments prior to recovery of their amortized cost basis for any investment in an unrealized loss position. As such, the Company has classified these losses as temporary in nature.

The Company’s available-for-sale securities that are classified as short-term marketable securities in the condensed consolidated balance sheet mature within one year or less as of the balance sheet date. Available-for-sale securities that are classified as noncurrent in the condensed consolidated balance sheet are those that mature after one year but within five years from the balance sheet date and that the Company does not intend to dispose of within the next twelve months. At June 30, 2024 and December 31, 2023, the Company did not hold any marketable securities that matured beyond five years of the balance sheet date.

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

The Company’s financial assets recognized at fair value on a recurring basis consisted of the following:

	June 30, 2024
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Cash equivalents and restricted cash equivalents	$103,947	$103,947	$-	$-
Marketable securities:
U.S. Treasury and other government-backed securities	439,073	203,649	235,424	-
Financial institution debt securities	227,712	-	227,712	-
Corporate debt securities	105,477	-	105,477	-
Other asset-backed securities	36,762	-	36,762	-
Total marketable securities	809,024	203,649	605,375	-
Investment in Kyverna Therapeutics, Inc.	8,804	8,804	-	-
Total assets	$921,775	$316,400	$605,375	$-

	December 31, 2023
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Cash equivalents and restricted cash equivalents	$136,254	$136,254	$-	$-
Marketable securities:
U.S. Treasury and other government-backed securities	382,308	120,556	261,752	-
Financial institution debt securities	246,119	-	246,119	-
Corporate debt securities	97,408	-	97,408	-
Other asset-backed securities	59,504	-	59,504	-
Total marketable securities	785,339	120,556	664,783	-
Total assets	$921,593	$256,810	$664,783	$-

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

Other Investments

The Company’s other investments include investments in AvenCell Therapeutics, Inc. (“AvenCell”) and SparingVision Sas (“SparingVision”). These investments are accounted for under ASC 321, Investments in Equity Securities (“ASC 321”) using the measurement alternative at cost minus impairment with adjustments for changes in observable prices. The Company previously accounted for the AvenCell investment under the equity method; refer to Note 8 for further details. The Company monitors any events or changes in circumstances that may have a significant effect on the fair value of investments, either due to impairment or based on observable price changes, and records adjustments as needed. These investments are classified as Level 3 assets and are not included in the fair value table above as they are not valued at fair value on a recurring basis.

5. Accrued Expenses

Accrued expenses consisted of the following:

	June 30,	December 31,
	2024	2023
	(In thousands)
Accrued research and development	$21,961	$27,411
Employee compensation and benefits	14,901	26,615
Accrued legal and professional expenses	3,633	2,063
Accrued construction costs	2,327	6,891
Accrued other	2,305	4,037
Total accrued expenses	$45,127	$67,017

6. Commitments and Contingencies

Litigation

From time to time, the Company may be involved in legal and administrative proceedings and claims of various types. In some actions, the claimants seek damages, as well as other relief, which, if granted, would require significant expenditures. The Company records a liability in its consolidated financial statements for these matters when a loss is known or considered probable and the amount can be reasonably estimated. The Company reviews these estimates each accounting period as additional information is known and adjusts the loss provision when appropriate. If a matter is both probable to result in a liability to the Company and the amount of the loss can be reasonably estimated, the Company estimates and discloses the possible loss or range of loss. If the loss is not probable or cannot be reasonably estimated, a liability is not recorded in its consolidated financial statements.

BlueAllele Corp. v. Intellia Therapeutics, Inc.

On July 8, 2024, BlueAllele Corp. (“BlueAllele”) filed a complaint alleging infringement by the Company of various patents in the U.S. District Court for the District of Delaware. Specifically, BlueAllele alleges that the Company’s experimentation, basic research, identification, optimization, manufacturing and/or use of bi-directional insertion template technology infringes the asserted patents and seeks unspecified compensatory damages and an injunction against the alleged infringing activities. Intellia intends to defend itself in this matter. At this stage, the Company is unable to determine the likelihood of an unfavorable outcome or estimate the amount or range of potential loss, if any.

Except as noted above, there have been no material changes to any outstanding litigation, nor is the Company a party to any material new litigation, since December 31, 2023.

License Agreements

The Company is party to license agreements, which may include contingent payments. These payments will become payable if and when certain development, regulatory and commercial milestones are achieved. As of June 30, 2024, the satisfaction and timing of the contingent payments is uncertain and not reasonably estimable.

7. Collaborations and Other Arrangements

To accelerate the development and commercialization of CRISPR/Cas9-based products in multiple therapeutic areas, the Company has formed, and intends to seek other opportunities to form, strategic alliances with collaborators who can augment its leadership in CRISPR/Cas9 therapeutic development. As of June 30, 2024, the Company’s accounts receivable were related to its collaborations with Regeneron Pharmaceuticals, Inc. (“Regeneron”), SparingVision and AvenCell, and the Company’s contract liabilities were related to its collaborations with Regeneron and SparingVision. As of December 31, 2023, the Company’s accounts receivable were related to its collaborations with Regeneron, SparingVision, AvenCell and Kyverna and the Company’s contract liabilities were related to its collaborations with Regeneron and SparingVision.

The following table presents changes in the Company’s accounts receivable and contract liabilities (in thousands):

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Six months ended June 30, 2024
Accounts receivable	$36,456	$11,809	$(35,936)	$12,329
Contract liabilities - deferred revenue	$60,993	$-	$(10,757)	$50,236

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Six months ended June 30, 2023
Accounts receivable	$3,768	$9,305	$(8,017)	$5,056
Contract liabilities - deferred revenue	$63,771	$-	$(28,919)	$34,852

During the six months ended June 30, 2024 and 2023, the Company recognized the following revenues as a result of changes in the contract liability balance (in thousands):

	Six Months Ended June 30,
Revenue recognized in the period from:	2024	2023
Amounts included in the contract liability at the beginning of the period	$10,757	$23,273

The Company has not incurred significant expenses to obtain collaboration agreements and costs to fulfill those contracts do not generate or enhance resources of the Company. As such, no costs to obtain or fulfill a contract have been capitalized in any period.

Regeneron Pharmaceuticals, Inc.

In April 2016, the Company entered into a license and collaboration agreement with Regeneron (as amended from time to time, the “2016 Regeneron Agreement”). In October 2023, Regeneron exercised its one-time option to extend the technology collaboration term for an additional two years, until April 2026, in exchange for a nonrefundable payment of $30.0 million, which was received by the Company in April 2024. In September 2023, Regeneron and Intellia further expanded the research collaboration (the “2023 Regeneron Amendment”) to develop additional in vivo CRISPR-based gene editing therapies focused on neurological and muscular diseases.

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

The Company recognized collaboration revenue related to the Regeneron Agreements of $6.4 million and $13.8 million during the three and six months ended June 30, 2024, respectively, and $7.3 million and $14.1 million during the three and six months ended June 30, 2023, respectively, in the condensed consolidated statements of operations and comprehensive loss. This includes approximately $5.1 million and $9.7 million during the three and six months ended June 30, 2024, respectively, and $4.5 million and $8.7 million during the three and six months ended June 30, 2023, respectively, primarily representing payments due from Regeneron pursuant to the ATTR Co/Co. These revenues are offset in part by contra-revenue related to the Hemophilia Co/Co agreements amounting to approximately $4.4 million and $7.6 million during the three and six months ended June 30, 2024, respectively, and $2.8 million and $5.8 million during the three and six months ended June 30, 2023, respectively.

As of June 30, 2024, there was $36.8 million of the aggregate transaction price remaining to be recognized through April 2026, the remaining period of the 2016 Regeneron Agreement. As of June 30, 2024 and December 31, 2023, the Company had accounts receivable of $11.5 million and $35.7 million, respectively, and deferred revenue of $36.8 million and $47.1 million, respectively, related to the Regeneron Agreements.

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

The Company recognized collaboration revenue related to the SparingVision LCA of approximately $0.5 million and $1.1 million, respectively, for the three and six months ended June 30, 2024 and $0.5 million and $0.9 million, respectively, for the three and six months ended June 30, 2023, in the condensed consolidated statements of operations and comprehensive loss. As of June 30, 2024 and December 31, 2023, the Company had $0.6 million and $0.5 million in accounts receivable, respectively, related to the SparingVision LCA. As of June 30, 2024 and December 31, 2023, the Company had deferred revenue of $13.4 million and $13.9 million, respectively, related to the SparingVision LCA, which is expected to be recognized over a six to nine year period from the signing of the agreement.

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

The ReCode LCA did not include an exchange of upfront consideration between the parties. The Company will be eligible to receive pre-specified development and commercial milestone payments, up to $262.0 million per product, as well as single digit royalties on potential sales. Certain milestone and royalty payments may be removed or reduced for a product if the Company exercises the Co/Co option. The Company did not recognize any revenue from the ReCode LCA during the three or six months ended June 30, 2024.

Other Agreements

The Company has existing license and collaboration agreements with AvenCell, Kyverna, and ONK Therapeutics, Ltd (“ONK”). Since December 31, 2023, there have been no material changes to the key terms of the AvenCell, Kyverna and ONK license and collaboration agreements. During the six months ended June 30, 2024, the Company recognized $21.0 million of previously eliminated intra-entity profit related to the AvenCell license and collaboration agreement (the “AvenCell LCA”) in the condensed consolidated statements of operations and comprehensive loss. See Note 8 for further details. The Company did not recognize material revenue from the Kyverna and ONK agreements during the three or six month periods ending June 30, 2024. During the three months ended June 30, 2023, the Company recognized $5.8 million in revenue related to AvenCell and did not recognize revenue related to Kyverna or ONK during that period. During the six months ended June 30, 2023, the Company recognized $10.7 million, $0.4 million and $0.1 million in revenue related to AvenCell, Kyverna and ONK, respectively.

8. Investments and Other Assets

Investments and other assets consisted of the following:

	June 30,	December 31,
	2024	2023
	(In thousands)
Investment in Kyverna	$8,804	$10,000
Other investments	24,213	14,760
Restricted cash equivalents, long-term	13,605	13,605
Prepaid expenses and other assets, long-term	3,213	4,518
Total investments and other assets	$49,835	$42,883

Kyverna Therapeutics, Inc.

In February 2024, Kyverna completed an initial public offering of its common stock (the “Kyverna IPO”). Prior to the Kyverna IPO, the Company accounted for its investment in Kyverna using the measurement alternative as Kyverna was a private company with no readily observable transaction price, and the investment was valued at $10.0 million as of December 31, 2023. As of June 30, 2024, the Company’s investment in Kyverna is valued at $8.8 million. The Company recognized an unrealized loss of $20.4 million and $1.2 million, recorded within “change in fair value of investments, net” in the condensed consolidated statement of operations and comprehensive loss during the three and six months ended June 30, 2024, respectively, associated with changes in the fair value of Kyverna’s common stock.

AvenCell Therapeutics, Inc.

As of June 30, 2024 and December 31, 2023, the Company holds a 33.33% equity interest in AvenCell. As of December 31, 2023, the Company accounted for its investment using the equity method of accounting, as the Company had significant influence, but not control, over AvenCell, and the investment was valued at $11.8 million. During the first quarter of 2024, in conjunction with the completion of a debt financing, AvenCell increased the size of their board, with a single investor having control over AvenCell’s operational and financial decisions. As a result, the Company no longer has the ability to exercise significant influence over AvenCell, and therefore the Company’s investment in AvenCell is accounted for in accordance with ASC 321 as of June 30, 2024, and AvenCell is no longer considered to be a related party.

The transition from equity method accounting to ASC 321 required the Company to reclassify $2.1 million from accumulated other comprehensive loss amounts previously recognized as a result of the investment in AvenCell to the carrying value of the investment in AvenCell and recognize $21.0 million of previously eliminated intra-entity profit as “collaboration revenue” in the condensed consolidated statement of operations and comprehensive loss during the first quarter of 2024. The Company also considered whether there was an indication that the investment was impaired, and recorded an impairment of $25.3 million within “change in fair value of investments, net” in the condensed consolidated statement of operations and comprehensive loss during that period. This impairment was caused by AvenCell’s financial condition, indicators of fair value based on the completion of the debt financing, and an executed term sheet for further financing, which indicated that the fair value of the investment was less than its carrying value. The Company used a market approach to value the investment, which is a Level 3 measurement in the fair value hierarchy.

Other than the $21.0 million of previously eliminated intra-entity profit noted above that was recognized during the six months ended June 30, 2024, no revenue was recognized during that period related to the AvenCell LCA. During the three and six months ended June 30, 2023, the Company recognized $5.8 million and $10.7 million in revenue, respectively, related to the AvenCell LCA. The Company had $0.2 million in accounts receivable and $1.0 million in accrued expenses related to the AvenCell agreements as of both June 30, 2024 and December 31, 2023.

As of June 30, 2024, the carrying value of the Company’s investment in AvenCell was $9.6 million.

SparingVision SAS

As of June 30, 2024, the fair value of the Company’s investment in SparingVision was $14.6 million. There have been no material changes in the valuation of the SparingVision investment as of June 30, 2024.

9. Leases

The Company leases approximately 230,000 square feet of real estate, including laboratory and office space in Cambridge, Massachusetts and the surrounding areas. The Company’s leases have remaining terms ranging from one to approximately nine years. Certain leases include options to renew, exercised at the Company’s sole discretion, with varying renewal terms that can extend the lease term for an additional three to five years. All of the Company’s leases qualify as operating leases.

Separately, the Company entered into an agreement in February 2022, later amended in June 2023, to lease approximately 140,000 square feet of office, general laboratory and planned good manufacturing practice (“GMP”) manufacturing space at 840 Winter Street in Waltham, Massachusetts (the “840 Winter Lease”). The Company anticipates a phased move-in process during the second half of 2024. As of June 30, 2024, the Company had not taken control of the premises and therefore there are no right of use assets or liabilities recorded related to the 840 Winter Lease under ASC 842, Leases (Topic 842) (“ASC 842”).

10. Stock-Based Compensation

Stock-based compensation expense is classified in the condensed consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands)
Research and development	$25,439	$22,351	$45,600	$39,282
General and administrative	15,422	14,049	29,437	24,373
Total	$40,861	$36,400	$75,037	$63,655

Stock Option and Incentive Plans

In April 2016, the Company adopted the Amended and Restated 2015 Stock Option and Incentive Plan (the “2015 Plan”). The 2015 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards (“RSAs”), restricted stock units (“RSUs”) and other stock-based awards. Recipients of incentive stock options and non-qualified stock options are eligible to purchase shares of the Company’s common stock at an exercise price equal to the fair value of such stock on the grant date. As of June 30, 2024, there were 4,614,029 shares available for future issuance under the 2015 Plan. The number of shares reserved for issuance under the 2015 Plan will be cumulatively increased on each January 1st by four percent of the number of shares of stock issued and outstanding on the immediately preceding December 31st or such lesser number of shares of stock as determined by the board of directors.

In June 2024, the Company adopted the 2024 Inducement Plan (the “Inducement Plan”). The Inducement Plan provides for the grant of non-qualified stock options, stock appreciation rights, RSAs, RSUs, unrestricted stock awards and dividend equivalent rights to individuals who are not employed by the Company. Recipients of non-qualified stock options are eligible to purchase shares of the Company’s common stock at an exercise price equal to the fair value of such stock on the grant date. In accordance with the Inducement Plan, 850,000 shares of common stock have been reserved for future issuance. No grants had been made under the Inducement Plan as of June 30, 2024.

Restricted Stock Units

The following table summarizes the Company’s RSU activity for the six months ended June 30, 2024:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested restricted stock units as of December 31, 2023	4,041,753	$50.40
Granted	3,042,554	34.20
Vested	(1,211,234)	51.67
Cancelled	(501,576)	44.28
Unvested restricted stock units as of June 30, 2024	5,371,497	$41.51

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

Unvested restricted stock units as of June 30, 2024 in the table above includes 4,478,007 RSUs that are service-based.

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

Unvested restricted stock units as of June 30, 2024 in the table above includes 438,329 RSUs that are market-based.

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

Unvested restricted stock units as of June 30, 2024 in the table above includes 410,743 PSUs with a TSR multiplier.

Restricted Stock Units - Performance-Based Awards

In March 2022, the Company granted 66,296 performance-based RSUs to certain non-executive employees that would vest upon obtaining certain scientific milestones. There were two separate tranches, each attached to a different set of milestones. The milestone related to the first tranche, made up of 21,878 RSUs, was achieved in the first quarter of 2023 and these RSUs vested. The remaining performance milestones were considered not probable of achievement as of June 30, 2024 and, therefore, no related stock-based compensation was recorded during the period then ending.

Unvested restricted stock units as of June 30, 2024 in the table above includes 44,418 performance-based RSUs.

The weighted-average grant date fair value of all RSUs granted during the three and six months ended June 30, 2024 was $25.16 and $34.20, respectively. The total fair value of RSUs vested (measured on the date of vesting) for the three and six months ended June 30, 2024 was $4.6 million and $35.5 million, respectively. The weighted-average grant date fair value of RSUs granted during the three and six months ended June 30, 2023 was $38.70 and $42.45, respectively. The total fair value of RSUs vested (measured on the date of vesting) for the three and six months ended June 30, 2023 was $6.2 million and $18.3 million, respectively.

As of June 30, 2024, there was $156.1 million of unrecognized stock-based compensation expense related to all RSUs that are expected to vest. These costs are expected to be recognized over a weighted average remaining vesting period of 1.8 years.

Stock Options

The weighted average grant date fair value of options, estimated as of the grant date using the Black-Scholes option pricing model, was $17.50 and $22.01 per option for those options granted during the three and six months ended June 30, 2024, respectively, and $29.80 and $28.92 per option for those options granted during the three and six months ended June 30, 2023, respectively. Weighted average assumptions used to apply this pricing model were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Risk-free interest rate	4.3%	4.1%	4.2%	4.4%
Expected term	5.6 years	5.6 years	6.0 years	6.0 years
Expected volatility of underlying stock	76.3%	78.8%	76.4%	78.7%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

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

The following is a summary of stock option activity for the six months ended June 30, 2024:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding at December 31, 2023	5,458,999	$50.38	6.65	$35,922
Granted	772,191	31.86
Exercised	(190,246)	16.49
Forfeited	(331,773)	77.99
Outstanding at June 30, 2024	5,709,171	$47.40	6.30	$15,820
Exercisable at June 30, 2024	4,290,920	$45.38	5.51	$15,812

The total intrinsic value (the amount by which the fair market value exceeded the exercise price) of stock options exercised during the three and six months ended June 30, 2024 was $0.8 million and $2.0 million, respectively. The total intrinsic value of stock options exercised during the three and six months ended June 30, 2023 was $0.8 million and $1.9 million, respectively.

As of June 30, 2024, there was $43.5 million of unrecognized compensation cost related to stock options that have not yet vested which are expected to be recognized over a weighted average remaining vesting period of 1.22 years.

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

As of June 30, 2024, there were 989,736 shares available for future issuance under the 2016 Plan. The number of shares reserved for issuance under the 2016 Plan will be cumulatively increased on each January 1st by the lesser of a) one percent of the number of shares of common stock issued and outstanding on the immediately preceding December 31st, b) 500,000 shares of common stock, or c) such lesser number of shares of common stock as determined by the board of directors.

During the six months ended June 30, 2024 and 2023 the Company issued 87,751 and 69,631 shares of common stock under the 2016 Plan, respectively. The weighted-average purchase prices of shares issued under the 2016 Plan were $19.02 and $29.45 per share for the six-month periods ended June 30, 2024 and 2023, respectively.

The fair value of shares under the 2016 Plan was estimated at the beginning of the offering period using a Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Risk-free interest rate	5.24%	4.70%	5.24%	4.70%
Expected term	0.5 years	0.5 years	0.5 years	0.5 years
Expected volatility of underlying stock	56.7%	69.2%	56.7%	69.2%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

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

Basic and diluted loss per share was calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands)
Net loss	$(146,975)	$(123,681)	$(254,411)	$(226,807)
Weighted average shares outstanding, basic and diluted	96,975	88,185	96,238	87,979
Net loss per share, basic and diluted	$(1.52)	$(1.40)	$(2.64)	$(2.58)

The following common stock equivalents were excluded from the calculation of diluted loss per share because their inclusion would have been anti-dilutive:

	Three and Six Months Ended June 30,
	2024	2023
	(In thousands)
Unvested restricted stock units	5,371	4,087
Stock options	5,709	5,901
	11,080	9,988

12. Stockholders’ Equity

At-the-Market Offering Programs

2022 Sale Agreement

In March 2022, the Company entered into an Open Market Sale Agreement (the “2022 Sale Agreement”) with Jefferies LLC (“Jefferies”), under which Jefferies was able to offer and sell, from time to time in “at-the-market” offerings, shares of the Company’s common stock having aggregate gross proceeds of up to $400.0 million. In February 2024, the Company entered into an amendment to the 2022 Sale Agreement (the “2022 Sale Agreement, as amended”) to increase the size of the at-the-market offering program from $400.0 million to $750.0 million. The Company agreed to pay cash commissions of up to 3.0% of the gross proceeds of sales of common stock under the 2022 Sale Agreement, as amended. Through June 30, 2024, the Company issued 11,320,924 shares of its common stock under the 2022 Sale Agreement, as amended.

During the six months ended June 30, 2024, the Company issued 3,802,761 shares of its common stock, in a series of sales, at an average price of $25.58 per share, in accordance with the 2022 Sale Agreement, as amended, for aggregate net proceeds of $94.4 million, after payment of cash commissions and approximately $0.2 million related to legal, accounting and other fees in connection with the sales.

As of June 30, 2024, $331.7 million in shares of common stock remain eligible for sale under the 2022 Sale Agreement, as amended.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Information

This Quarterly Report on Form 10-Q contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may be identified by such forward-looking terminology as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. Our forward-looking statements are based on a series of expectations, assumptions, estimates and projections about our company, are not guarantees of future results or performance and involve substantial risks and uncertainty. We may not actually achieve the plans, intentions or expectations disclosed in these forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in these forward-looking statements. Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including the risks and uncertainties inherent in our statements regarding:

•
our ability to execute our clinical study strategy for NTLA-2001, our program for the treatment of transthyretin (“ATTR”) amyloidosis, including the ability to successfully complete our global Phase 3 study for ATTR amyloidosis with cardiomyopathy (“ATTR-CM”), to initiate and complete our global Phase 3 study for hereditary ATTR amyloidosis with polyneuropathy (“ATTRv-PN”), or the success of such program;
•
our ability to execute our clinical study strategy for NTLA-2002, our program for the treatment of hereditary angioedema (“HAE”), including the ability to successfully initiate and complete our global Phase 3 study, file a biologics license application (“BLA”) or comparable marketing application within a certain time period, or the success of such program;
•
our ability to execute our clinical study strategy for NTLA-3001, our program for the treatment of alpha-1 antitrypsin deficiency (“AATD”)-associated lung disease, including the ability to successfully initiate our Phase 1 study and dose the first patient in 2024, or the success of such program;
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
•
Be the best place to make therapies; and
•
Focus on long-term sustainability.

Our strategy is to advance our full-spectrum gene editing company, focused on developing and commercializing curative CRISPR/Cas9-based therapeutics, by leveraging our modular platforms. All of our revenue to date has been collaboration revenue. Since our inception and through June 30, 2024, we have raised an aggregate of approximately $2,666.7 million to fund our operations through our initial public offering (“IPO”) and concurrent private placements, follow-on public offerings, at-the-market offerings, and the sale of convertible preferred stock, as well as through our collaboration agreements.

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

Transthyretin (“ATTR”) Amyloidosis Program

NTLA-2001, now known as nexiguran ziclumeran (“nex-z”), is an investigational in vivo CRISPR-based therapy designed to inactivate the transthyretin (“TTR”) gene in liver cells, thereby preventing the production of TTR protein for the treatment of ATTR amyloidosis. NTLA-2001 offers the possibility of halting and reversing the disease by driving a deep, consistent and potentially lifelong reduction in TTR protein after a single dose.

ATTR Amyloidosis with Cardiomyopathy (“ATTR-CM”):

The pivotal Phase 3 MAGNITUDE trial is a randomized, double-blind, placebo-controlled study to evaluate the efficacy and safety of NTLA-2001 in adults with ATTR-CM. The primary endpoint of the study is a composite of cardiovascular (“CV”)-related mortality and events. Patients will be randomized 2:1 NTLA-2001:placebo, with a single 55 mg infusion of NTLA-2001 administered. In March 2024, the first patients in the U.S. and globally were dosed. The trial is currently enrolling and continues to track ahead of our initial projections. During the second quarter, we received approval for our application under the new European Union Clinical Trials Regulation, which enables the Phase 3 trial to proceed in Denmark, Germany, France, Italy, Spain and Sweden.

Hereditary ATTR Amyloidosis with Polyneuropathy (“ATTRv-PN”):

We plan to initiate a pivotal Phase 3 trial of NTLA-2001 as a single-dose treatment for hereditary ATTR amyloidosis with polyneuropathy (“ATTRv-PN”) by year-end. As previously announced, the study is expected to be a small, placebo-controlled trial of approximately 50 patients conducted in ex-U.S. regions with limited or no access to TTR-silencers.

In May 2024, we announced alignment with the U.S. Food and Drug Administration (“FDA”) on a pivotal Phase 3 trial design to support a biologics license application (“BLA”) filing for NTLA-2001 as a single-dose treatment for people living with ATTRv-PN, subject to review of its investigational new drug (“IND”) application.

We plan to present updated data from the ongoing Phase 1 study in ATTR-CM and ATTRv-PN patients in the second half of 2024, including safety, TTR reduction and other clinical endpoint data from both arms of the Phase 1 study.

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

Our multi-national Phase 1/2 study is evaluating the safety, tolerability, activity, pharmacokinetics and pharmacodynamics of NTLA-2002 in adults with Type I or Type II HAE. This includes the measurement of kallikrein protein levels and activity, as well as HAE attack rate. The Phase 1 portion of the study was an open-label, single-ascending dose design. Two dose levels of NTLA-2002 were identified from Phase 1 for further evaluation in the Phase 2, randomized, double-blind, placebo-controlled portion of the study.

In January 2024, we announced that positive interim results from the Phase 1 portion of the Phase 1/2 study were published in the New England Journal of Medicine.

In June 2024, we presented positive long-term data from the ongoing Phase 1 study. Eight of 10 patients remained completely attack-free following the 16-week primary observation period. These patients have experienced ongoing attack-free durations of greater than 18 months after a single-dose treatment, with the longest ongoing individual attack-free duration reaching over 26 months. Across all patients, NTLA-2002 led to a 98% mean reduction in monthly HAE attack rate. Consistent with previously reported results, NTLA-2002 was well-tolerated, and the majority of adverse events were mild in severity through the latest follow-up. These interim data were presented at the European Academy of Allergy and Clinical Immunology (“EAACI”) Congress 2024 in Valencia, Spain.

In January 2024, we announced that enrollment and dosing was completed in the Phase 2 portion of the study. In August 2024, we announced positive topline results from the Phase 2 study of NTLA-2002 in patients with HAE. The clinical trial met its primary efficacy and all secondary endpoints in the 16-week primary observation period, with a single 25 mg or 50 mg dose leading to deep reductions in attacks. No new safety findings were observed. We have selected the 50 mg dose for further evaluation in the global pivotal Phase 3 study based upon the greater number of patients with complete attack elimination and greater kallikrein protein reduction compared to the 25 mg dose observed in the Phase 2 study, which is consistent with the previously reported Phase 1 results. We plan to present the detailed Phase 2 data at an upcoming medical meeting in the fourth quarter of this year.

In August 2024, we also announced the successful completion of an end-of-Phase 2 meeting with the FDA supporting our Phase 3 plans for NTLA-2002. The Phase 3 study is on track to initiate in the second half of 2024, subject to regulatory feedback.

Alpha-1 Antitrypsin Deficiency (“AATD”) Program

NTLA-3001 is our wholly owned, first-in-class CRISPR-mediated in vivo targeted gene insertion development candidate for the treatment of AATD-associated lung disease and our first wholly owned gene insertion program. It is designed to precisely insert the wild-type SERPINA1 gene, which encodes the alpha-1 antitrypsin (“AAT”) protein, with the potential to restore permanent expression of fully functional AAT protein to normal levels after a single dose.

In July 2024, we announced the authorization of our Clinical Trial Application by the United Kingdom’s Medicines and Healthcare products Regulatory Agency (“MHRA”) to initiate a first-in-human study of NTLA-3001. We expect to dose the first patient in the Phase 1/2 study of NTLA-3001 in the second half of 2024. The Phase 1/2 study will be a two-part, open-label, multi-center study with up to 30 patients to evaluate the safety, tolerability, pharmacokinetics and pharmacodynamics of NTLA-3001.

In Vivo Research Programs

In June 2024, we presented positive clinical proof-of-concept data that redosing with CRISPR, utilizing our proprietary non-viral, LNP-based delivery platform, enabled an additive pharmacodynamic effect. In the three patients who previously received the lowest dose of 0.1 mg/kg in the Phase 1 dose-escalation study of NTLA-2001, follow-on dosing with a 55 mg dose of NTLA-2001 led to a deeper protein reduction. Median reduction in serum TTR was 90% at day 28 after redosing. The corresponding reduction from original baseline levels was a 95% median reduction in serum TTR. NTLA-2001 was generally well tolerated across all patients after receiving the follow-on dose. While redosing is not planned for the NTLA-2001 program in ATTR amyloidosis, a redosing option could be an important advantage of our LNP-based delivery platform for future investigational therapies where a target additive effect is desired. These data were presented at the Peripheral Nerve Society (“PNS”) Annual Meeting in Montreal, Canada.

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

Ex Vivo Programs

We are advancing multiple programs, wholly owned and in collaboration with partners, utilizing our allogeneic platform for the treatment of immuno-oncology and autoimmune diseases. Our proprietary allogeneic cell engineering platform avoids both T cell- and natural killer (“NK”) cell-mediated rejection in preclinical models, a key unsolved challenge with other investigational allogeneic approaches. Cell therapies engineered with our allogeneic platform, combined with edits to enhance cell function, offer a new approach to target both hematological and solid tumors.

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

Financial Overview

Collaboration Revenue

Our revenue consists of collaboration revenue, including amounts recognized related to upfront technology access payments for licenses, technology access fees, research materials shipped, research funding and milestone payments earned under our license and collaboration agreements.

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

Other Income (Expense), Net

During the three and six months ended June 30, 2024, other income (expense), net consists of interest income earned on our cash, cash equivalents, restricted cash equivalents and marketable securities and change in the fair value of our investments. During the three months ended June 30, 2023, other income (expense), net consisted of interest income earned on our cash, cash equivalents, restricted cash equivalents and marketable securities and loss from our equity method investment. During the six months ended June 30, 2023, other income (expense), net consisted of interest income earned on our cash, cash equivalents, restricted cash equivalents and marketable securities, loss from our equity method investment and change in fair value of contingent consideration.

Results of Operations

The following discussion of the financial condition and results of operations should be read in conjunction with the accompanying condensed consolidated financial statements and the related footnotes thereto.

Comparison of Three Months Ended June 30, 2024 and 2023

The following table summarizes our results of operations:

	Three Months Ended June 30,		Period-to-
	2024	2023	Period Change
	(In thousands)
Collaboration revenue	$6,957	$13,594	$(6,637)
Operating expenses:
Research and development	114,207	115,276	(1,069)
General and administrative	31,793	30,652	1,141
Total operating expenses	146,000	145,928	72
Operating loss	(139,043)	(132,334)	(6,709)
Other (expense) income, net:
Interest income	12,422	12,653	(231)
Change in fair value of investments, net	(20,354)	-	(20,354)
Loss from equity method investment	-	(4,000)	4,000
Total other (expense) income, net	(7,932)	8,653	(16,585)
Net loss	$(146,975)	$(123,681)	$(23,294)

Collaboration Revenue

Collaboration revenue decreased by $6.6 million during the three months ended June 30, 2024, as compared to the three months ended June 30, 2023. The decrease in collaboration revenue is primarily due to a reduction in revenue under the AvenCell license and collaboration agreement (the “AvenCell LCA”).

Research and Development

Research and development expenses decreased by $1.1 million during the three months ended June 30, 2024, as compared to the three months ended June 30, 2023.

The following table summarizes our research and development expenses, together with the changes in those items in dollars and the respective percentages of change:

	Three Months Ended June 30,		Period-to-	Percent
	2024	2023	Period Change	Change
	(In thousands)
External development expenses by program:
NTLA-2001	$14,706	$13,389	$1,317	10%
NTLA-2002	10,676	7,456	3,220	43%
NTLA-3001	1,602	4,224	(2,622)	-62%
Unallocated research and development expenses:
Employee-related expenses	30,878	36,051	(5,173)	-14%
Research materials and contracted services	15,926	18,110	(2,184)	-12%
Facility-related expenses	13,774	12,372	1,402	11%
Stock-based compensation	25,439	22,351	3,088	14%
Other	1,206	1,323	(117)	-9%
Total research and development expenses	$114,207	$115,276	$(1,069)	-1%

The decrease in research and development expenses for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 was primarily attributable to:

•
a $1.3 million increase in external costs related to the development of NTLA-2001, our lead product candidate, primarily due to an increase in spend on contracted services, offset in part by a decrease in drug components;
•
a $3.2 million increase in external costs related to the development of NTLA-2002, primarily due to an increase in spend on drug components and contracted services;
•
a $2.6 million decrease in external costs related to the development of NTLA-3001, primarily due to a decrease in spend on drug components, offset in part by an increase in spend on contracted services;
•
a $5.2 million decrease in employee-related expenses driven by a workforce reduction in January 2024;
•
a $2.2 million decrease in research materials and contracted services primarily driven by a decrease in drug component and internal research and development spend, offset in part by an increase in contracted services;
•
a $1.4 million increase in facility-related expenses primarily related to depreciation, technology expense allocated to research and development and rent; and
•
a $3.1 million increase in stock-based compensation.

General and Administrative

General and administrative expenses increased by approximately $1.1 million during the three months ended June 30, 2024, as compared to the three months ended June 30, 2023. This increase was primarily related to an increase in stock-based compensation of $1.4 million.

Other Income (Expense), Net

The decrease in other income (expense), net of $16.6 million is primarily related to $20.4 million in expense due to the change in fair value of our investment in Kyverna, offset in part by a $4.0 million change related to our equity method loss recorded in the second quarter of 2023.

Comparison of Six Months Ended June 30, 2024 and 2023

The following table summarizes our results of operations:

	Six Months Ended June 30,		Period-to-
	2024	2023	Period Change
	(In thousands)
Collaboration revenue	$35,892	$26,200	$9,692
Operating expenses:
Research and development	226,054	212,392	13,662
General and administrative	62,884	58,100	4,784
Total operating expenses	288,938	270,492	18,446
Operating loss	(253,046)	(244,292)	(8,754)
Other (expense) income, net:
Interest income	25,054	24,633	421
Change in fair value of investments, net	(26,419)	-	(26,419)
Loss from equity method investment	-	(7,048)	7,048
Change in fair value of contingent consideration	-	(100)	100
Total other (expense) income, net	(1,365)	17,485	(18,850)
Net loss	$(254,411)	$(226,807)	$(27,604)

Collaboration Revenue

Collaboration revenue increased by $9.7 million to $35.9 million during the six months ended June 30, 2024, as compared to $26.2 million during the six months ended June 30, 2023. The increase in collaboration revenue during the six months ended June 30, 2024 is primarily due to the recognition of $21.0 million of previously eliminated intra-entity profit under the AvenCell LCA, offset in part by a $10.7 million reduction in revenue related to the AvenCell LCA. Refer to Note 7 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for further details.

Research and Development

Research and development expenses increased by $13.7 million to $226.1 million during the six months ended June 30, 2024, as compared to $212.4 million during the six months ended June 30, 2023.

The following table summarizes our research and development expenses, together with the changes in those items in dollars and the respective percentages of change:

	Six Months Ended June 30,		Period-to-	Percent
	2024	2023	Period Change	Change
	(In thousands)
External development expenses by program:
NTLA-2001	$28,364	$23,119	$5,245	23%
NTLA-2002	19,469	11,610	7,859	68%
NTLA-3001	5,239	8,161	(2,922)	-36%
Unallocated research and development expenses:
Employee-related expenses	68,518	71,120	(2,602)	-4%
Research materials and contracted services	29,008	29,919	(911)	-3%
Rewrite research milestone	-	874	(874)	-100%
Facility-related expenses	27,969	25,723	2,246	9%
Stock-based compensation	45,600	39,282	6,318	16%
Other	1,887	2,584	(697)	-27%
Total research and development expenses	$226,054	$212,392	$13,662	6%

The increase in research and development expenses for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 was primarily attributable to:

•
a $5.2 million increase in external costs related to the development of NTLA-2001, our lead product candidate, primarily due to an increase in spend on contracted services, offset in part by a decrease in drug components;

•
a $7.9 million increase in external costs related to the development of NTLA-2002, primarily due to an increase in spend on drug components and contracted services;
•
a $2.9 million decrease in external costs related to NTLA-3001, primarily related to a decrease in spend on drug components, offset in part by an increase in spend on contracted services;
•
a $2.6 million decrease in employee-related expenses, primarily driven by a workforce reduction in January 2024;
•
a $0.9 million decrease in research materials and contracted services primarily driven by a decrease in internal R&D expenses, offset in part by an increase in drug component spend;
•
a $2.2 million increase in facility-related expenses primarily related to depreciation, technology expense allocated to research and development, and rent; and
•
a $6.3 million increase in stock-based compensation.

General and Administrative

General and administrative expenses increased by $4.8 million to $62.9 million during the six months ended June 30, 2024, compared to $58.1 million during the six months ended June 30, 2023. This increase was primarily related to an increase in stock-based compensation of $5.1 million.

Other Income (Expense), Net

The decrease in other income (expense), net of $18.9 million is primarily related to $26.4 million in expense due to the change in fair value of our investments in Kyverna and AvenCell, offset by a $7.0 million change related to our equity method loss recorded in the first half of 2023 and a $0.4 million increase in interest income, driven by an increase in market rates.

Liquidity and Capital Resources

Since our inception through June 30, 2024, we have raised an aggregate of $2,666.7 million to fund our operations through our collaboration agreements, our initial public offering and concurrent private placements, follow-on public offerings, at-the-market offerings and the sale of convertible preferred stock.

As of June 30, 2024, we had $939.9 million in cash, cash equivalents and marketable securities.

At-the-Market Offering Programs

2022 Sale Agreement

In March 2022, we entered into an Open Market Sale Agreement (the “2022 Sale Agreement”) with Jefferies LLC (“Jefferies”), under which Jefferies is able to offer and sell, from time to time in “at-the-market” offerings, shares of our common stock having aggregate gross proceeds of up to $400.0 million. In February 2024, we entered into an amendment to the 2022 Sale Agreement (the “2022 Sale Agreement, as amended”) to increase the size of the at-the-market offering program from $400.0 million to $750.0 million. We agreed to pay cash commissions of up to 3.0% of the gross proceeds of sales of common stock under the 2022 Sale Agreement, as amended. Through June 30, 2024 we have issued 11,320,924 shares of our common stock under the 2022 Sale Agreement, as amended.

During the six months ended June 30, 2024, we issued 3,802,761 shares of our common stock, in a series of sales, at an average price of $25.58 per share, in accordance with the 2022 Sale Agreement, as amended, for aggregate net proceeds of $94.4 million, after payment of cash commissions and approximately $0.2 million related to legal, accounting and other fees in connection with the sales.

As of June 30, 2024, $331.7 million in shares of common stock remain eligible for sale under the 2022 Sale Agreement, as amended.

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

Outlook

Based on our research and development plans and our expectations related to the progress of our programs, we expect that our cash, cash equivalents and marketable securities as of June 30, 2024, as well as research and cost reimbursement funding from our collaboration agreements, will enable us to fund our ongoing operating expenses and capital expenditure requirements into late 2026, excluding any potential milestone payments or extension fees that could be earned and distributed under our collaboration agreements or any strategic use of capital not currently in the base case planning assumptions. We have based this estimate on current assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect.

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

Cash Flows

The following is a summary of cash flows:

	Six Months Ended June 30,
	2024	2023
	(In thousands)
Net cash used in operating activities	$(178,848)	$(199,651)
Net cash used in investing activities	(18,289)	(156,786)
Net cash provided by financing activities	101,238	4,737

Net cash used in operating activities

Net cash used in operating activities of $178.8 million during the six months ended June 30, 2024 primarily consists of a net loss of $254.4 million, further reduced by the non-cash recognition of $21.0 million of previously eliminated intra-entity profit recorded within “collaboration revenue,” accretion of investment discounts and premiums of $9.9 million and net changes in operating assets and liabilities of $0.1 million. These decreases are offset in part by stock-based compensation of $75.0 million, $26.4 million in net adjustments to the fair value of our investments in Kyverna and AvenCell and depreciation of $5.1 million.

Net cash used in operating activities of $199.7 million during the six months ended June 30, 2023 primarily reflects the increased spend in our research and development activities, offset in part by the receipt of $8.0 million in payments from our collaboration partners during that period.

Net cash used in investing activities

During the six months ended June 30, 2024, we used $18.3 million of net cash in investing activities. The decrease in the six months ended June 30, 2024 is primarily due to $14.8 million in marketable securities purchased (net of maturities) and $3.5 million in cash for the purchase of property and equipment.

During the six months ended June 30, 2023 we used cash of $156.8 million in investing activities. The decrease in the six months ended June 30, 2023 is primarily due to $148.6 million in marketable securities purchased (net of maturities) and $8.1 million in cash for the purchase of property and equipment.

Net cash provided by financing activities

Net cash provided by financing activities of $101.2 million during the six months ended June 30, 2024 includes $96.4 million in net proceeds from at-the-market offerings, $3.1 million in cash received from the exercise of stock options and $1.7 million in cash received from the issuance of shares through our employee stock purchase plan.

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

Contractual Obligations

There were no material changes to our contractual obligations during the three months ended June 30, 2024. For a complete discussion of our contractual obligations, please refer to our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report for the year ended December 31, 2023.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of June 30, 2024, we had cash equivalents, restricted cash equivalents and marketable securities of $913.0 million consisting of interest-bearing money market accounts, corporate and financial institution debt securities, U.S. Treasury and other government-backed securities and asset-backed securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are primarily in marketable securities. Due to the short-term duration of our investment portfolios and the low risk profile of our investments, we do not believe an immediate change of 100 basis points, or one percentage point, would have a material effect on the fair market value of our investment portfolio. Declines in interest rates, however, would reduce future investment income.

We do not have any foreign currency or derivative financial instruments. Inflation generally affects us by increasing our cost of labor and program costs. We do not believe that inflation had a material effect on our results of operations during the six months ended June 30, 2024.

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

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2024.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

BlueAllele Corp. v. Intellia Therapeutics, Inc.

On July 8, 2024, BlueAllele Corp. (“BlueAllele”) filed a complaint alleging infringement by Intellia of various patents in the U.S. District Court for the District of Delaware. Specifically, BlueAllele alleges that our experimentation, basic research, identification, optimization, manufacturing and/or use of bi-directional insertion template technology infringes the asserted patents and seeks, inter alia, unspecified compensatory damages and an injunction against the alleged infringing activities. Intellia intends to defend itself in this matter.

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
•
Results, including data from our preclinical studies and clinical trials, that we announce from time to time, such as the interim data from our ongoing Phase 1 study of NTLA-2001 or Phase 1/2 study of NTLA-2002, are not necessarily predictive of our other ongoing and future preclinical and clinical studies, and they do not guarantee or indicate the likelihood of approval of any potential product candidate by the United States Food and Drug Administration (“FDA”) or any other regulatory agency. If we cannot replicate the positive results from any of our preclinical or clinical studies, we may be unable to successfully develop, obtain regulatory approval for and commercialize any potential product candidate.
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

Clinical development involves a lengthy and expensive process, with an uncertain outcome. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of any product candidates.*

All of our programs are still in the discovery, preclinical or clinical stage. Our current and future product candidates will require preclinical and clinical activities and studies, regulatory review and approval in each jurisdiction in which we intend to market the products, substantial investment, establishing manufacturing capabilities, access to sufficient commercial manufacturing capacity and significant marketing efforts before we can generate any revenue from product sales. Before obtaining marketing approval from regulatory authorities for the sale of a product candidate, we must conduct extensive clinical trials to demonstrate the safety, purity, potency and efficacy of the product in humans. It is impossible to predict when or if any of our programs will prove effective and safe in humans or will receive regulatory approval. Preclinical and clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. We may be unable to establish clinical endpoints that regulatory authorities consider clinically meaningful, and a clinical trial can fail at any stage. The outcome of preclinical testing and clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain approval of their products.

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

In addition, if any product candidates encounter safety or efficacy problems, development delays, regulatory issues or other problems, our development plans and business could be significantly harmed. For the reasons described above, among others, regulatory bodies, particularly the FDA, have requested, and may request in the future, additional preclinical studies for genome editing products, such as additional studies related to toxicology, biodistribution or reproductive health, and/or preclinical studies earlier in clinical development compared to other therapeutic modalities. Although the FDA cleared the INDs that we have submitted, it is possible that the FDA may impose requirements that result in a delay of any of our programs, including our submission of a BLA or comparable marketing application, or their regulatory approval. For example, following the March 2023 IND clearance for NTLA-2002, the FDA requested supplemental preclinical data related to the inclusion of female patients of child-bearing potential, which we have since provided to the FDA in advance of the planned Phase 3 study and have received written feedback from the FDA that the data provided support inclusion of female patients of child-bearing potential in the Phase 3 study. If we are unable to complete the required studies satisfactorily, the FDA or other regulatory bodies could require that we exclude certain patient populations from clinical studies, place our clinical studies on hold, or require us to cease further clinical studies or deny approval of such product candidates. Further, competitors that are developing in vivo or ex vivo products with similar technology may experience problems with their product candidates or programs that could in turn cause us to identify problems with our product candidates and programs, or cause the FDA or other regulatory bodies to impose additional requirements, that could cause us to delay or pause development of our product candidates. Any of these occurrences may harm our ability to identify and develop product candidates, and may harm our business, financial condition, results of operations and prospects significantly.

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

We are at a clinical stage of development and our technology and approach has not yet led, and may never lead, to the approval or commercialization of any of our product candidates, including NTLA-2001 for ATTR amyloidosis or NTLA-2002 for HAE, or for other product candidates, including NTLA-3001 for AATD, being deemed appropriate for clinical development and ultimately approval by a regulatory agency. Even if we are successful in building our pipeline of product candidates, completing clinical development, establishing the necessary manufacturing processes and capabilities, obtaining regulatory approvals and commercializing product candidates will require substantial additional funding and are subject to the risks of failure inherent in therapeutic product development. Investment in biopharmaceutical product development involves significant risk that any potential product candidate will fail to demonstrate acceptable safety and efficacy profiles, gain regulatory approval, or become commercially viable.

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

Defense of any potential infringement claims, regardless of their merit, would involve substantial litigation expense, would be a substantial diversion of management and other employee resources from our business and may impact our reputation. In the event of a successful claim of infringement against us, or a third party that we are obliged to defend and indemnify, we may have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, obtain one or more licenses from third parties, pay royalties or redesign our infringing products, which may be impossible or require substantial time and monetary expenditure. In that event, we could be unable to further develop and commercialize our product candidates, which could harm our business significantly. Refer to “Item 1. Legal Proceedings” above for an example.

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

We are not profitable and have incurred losses in each period since our inception. Our net loss was $254.4 million for the six months ended June 30, 2024. As of June 30, 2024, we had an accumulated deficit of $1,912.8 million. We expect these losses to increase as we continue to incur significant research and development and other expenses related to our ongoing operations, seek regulatory approvals for our future product candidates, scale-up manufacturing capabilities, maintain, expand and protect our intellectual property portfolio and hire additional personnel to support the development of our product candidates and to enhance our operational, financial and information management systems. We expect to finance our operations through a combination of collaboration revenue, equity or debt financings or other sources, which may include collaborations with third parties.

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

Other non-regulatory entities may impact the regulatory agencies’ and ethics committees’ evaluation and approval decision regarding our product candidates. For example, in December 2018, the World Health Organization (“WHO”) established the Expert Advisory Committee on Developing Global Standards for Governance and Oversight of Human Genome Editing. While the standards are expected to focus primarily on germline modifications, the guidelines could impact somatic cell editing research programs, such as ours. In March 2019, the WHO Expert Advisory Committee recommended initiating the first phase of a new global registry (the “Registry”) to track research on human genome editing. Accepting this recommendation, the WHO announced plans in August 2019 for an initial phase of the registry using the International Clinical Trials Registry Platform. This phase will include worldwide registries for both somatic cell editing and germline editing clinical trials. Although registration of these clinical trials in the WHO’s Registry currently is voluntary, failure to register could impact the evaluation by the regulators and ethics committees. In July 2021, the WHO Expert Advisory Committee issued recommendations and a governance framework for human genome editing research intended for the international, regional, national and institutional level. For example, the WHO recommended that clinical trials using somatic human genome editing technologies be reviewed and approved by the appropriate research ethics committee before inclusion in its Registry; basic and preclinical gene editing research also be included in a registry; somatic or germline human genome editing research should only take place in jurisdictions with domestic policy and oversight mechanisms; and relevant patent holders help ensure equitable access to human genome editing interventions. We cannot predict the impact of the WHO’s current and future recommendations, or any policies or actions that ethics committees or regulatory agencies may take in response to such recommendations, on our research, clinical and business plans and results.

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

We have received regenerative medicine advanced therapy (“RMAT”) designation by the FDA for NTLA-2002 for the treatment of HAE, and may in the future seek such designation for some of our other product candidates, but such designation may not actually lead to a faster development or regulatory review or approval process and we may be unable to obtain or maintain the benefits associated with such designation.

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

Risks Related to Ongoing Regulatory Obligations

Even if we receive regulatory approval of any product candidates or therapies, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our product candidates.*

If any of our product candidates are approved, they may be subject to ongoing regulatory requirements for manufacturing, labeling, packaging, distribution, storage, advertising, promotion, sampling, record-keeping, and submission of safety and efficacy data, and other post-market information and potential obligations (such as post-marketing studies), including both federal and state requirements in the U.S. and requirements of comparable foreign regulatory authorities. In addition, we will be subject to continued compliance with current good manufacturing practice (“cGMP”) and GCP, and in certain cases, current good tissue practice (“cGTP”) requirements for any clinical trials that we conduct post-approval.

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

The FDA’s policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. In addition, the U.S. Supreme Court’s June 2024 decision to overturn established case law giving deference to regulatory agencies’ interpretations of ambiguous statutory language has introduced uncertainty regarding the extent to which the FDA’s regulations, policies and decisions may become subject to increasing legal challenges, delays, and/or changes. If we or our collaborators are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we or our collaborators are not able to maintain regulatory compliance, we or our collaborators may lose any marketing approval that we or our collaborators may have obtained, which would adversely affect our business, prospects and ability to achieve or sustain profitability.

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

The U.K.’s withdrawal from the EU (“Brexit”), became effective on January 31, 2020. On December 24, 2020, the U.K. and EU signed an EU-U.K. Trade and Cooperation Agreement (“TCA”), which became provisionally applicable on January 1, 2021 and has been formally applicable since May 1, 2021. The TCA includes specific provisions concerning pharmaceuticals, which include the mutual recognition of cGMP, inspections of manufacturing facilities for medicinal products and cGMP documents issued, but does not provide for wholesale mutual recognition of U.K. and EU pharmaceutical regulations. At present, Great Britain has implemented EU legislation on the marketing, promotion and sale of medicinal products through the Human Medicines Regulations 2012 (as amended) (under the Northern Ireland Protocol, the EU regulatory framework currently continues to apply in Northern Ireland). The regulatory regime in Great Britain therefore currently aligns for the most part with EU regulations; however, it is possible that these regimes will diverge more significantly in the future now that Great Britain’s regulatory system is independent from the EU and the TCA does not provide for mutual recognition of U.K. and EU pharmaceutical legislation.

For instance, the Clinical Trials Regulation which became effective in the EU on January 31, 2022 and provides for a streamlined clinical trial application and assessment procedure covering multiple EU Member States has not been implemented into U.K. law, and a separate application must be submitted for clinical trial authorization in the U.K. In addition, Great Britain is no longer covered by the centralized procedure for obtaining European Economic Area (“EEA”)-wide marketing authorizations from the EMA for medicinal products and a separate process for authorization of drug products is required in Great Britain. On January 1, 2024, a new international recognition framework was put in place in the U.K. (known as the International Recognition Procedure (“IRP”)), whereby the MHRA will have regard to decisions made by certain foreign regulators, including the EMA and the competent authorities of the EU Member States. Under this procedure, the MHRA will take into account the decision-making of such foreign regulators and will conduct a targeted assessment of the applications submitted through the IRP, but will retain the authority to reject applications if the evidence provided is considered insufficiently robust. Any delay in obtaining, or an inability to obtain, any regulatory approvals, as a result of Brexit or otherwise, would delay or prevent us from commercializing our current or future product candidates in the U.K. and could restrict our ability to generate revenue from that market.

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

We are in the early stages of establishing our own manufacturing facility to provide preclinical, clinical and commercial supply of our product candidates and must rely on outside vendors, such as CMOs, to manufacture supplies and process our product candidates. We are manufacturing and processing product candidate components on a clinical scale and may not be able to successfully continue to do so. We are optimizing and will continue to optimize the manufacturing process for late-stage clinical and commercial supply, and cannot be sure that even minor changes in the process will result in therapies that are safe, pure and potent. We are also unable to predict how changing global economic conditions or ongoing geopolitical conflicts and related global economic sanctions, or potential global health concerns will affect our third party suppliers and manufacturers. Any negative impact of such matters on our third party suppliers and manufacturers may also have an adverse impact on our results of operations or financial condition.

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

In addition to such risks, the adoption of new technologies may also increase our exposure to cybersecurity incidents, breaches, compromises and failures. Further, having a significant portion of our workforce working from home for extended periods of time puts us at greater risk of cybersecurity attacks. Cyber-attacks are increasing in their frequency, sophistication, and intensity, and have become increasingly difficult to detect. Cyber-attacks could include the deployment of harmful malware, denial-of-service attacks, attacks enhanced or facilitated by artificial intelligence (“AI”), social engineering, “phishing” scams, ransomware, network security breaches, and other means to affect service reliability and threaten the confidentiality, integrity, and availability of information. Certain of our service providers have been subject to such attacks in the past, and while no such attacks have resulted in a material impact to our business, our company or our service providers may be materially impacted by such attacks in the future. Significant disruptions to our information technology systems could adversely affect our business operations and/or result in the loss, misappropriation, and/or unauthorized access, use, or disclosure of, or the prevention of access to, confidential information (including but not limited to trade secrets or other intellectual property, proprietary business information, and personal information), and could result in financial, legal, business, and reputational harm to us and would adversely affect our operations, including our discovery and research and development programs. Any security incidents, compromises or breaches that lead to unauthorized access, use, or disclosure of personal information, including personal information regarding our employees or current or future clinical trial participants, could harm our reputation, require us to comply with onerous legal requirements under laws and regulations that protect the privacy and security of personal information, and subject us to significant liability including fines, litigation, and loss of current and future business.

Also, the loss of preclinical or clinical trial data from completed or future preclinical or clinical trials, respectively, could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, our competitive position could be harmed and the further development and commercialization of our product candidates could be delayed. Cybersecurity incidents, breaches, compromises, insider threats and other inappropriate access can be difficult to detect, and any delay in identifying them may lead to increased harm of the types summarized and described above. While we have implemented security measures to protect our information technology systems and infrastructure, there is no assurance that such measures will prevent service interruptions or security breaches, incidents or compromises that could adversely affect our business.

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

We are highly dependent on the research and development, clinical, manufacturing, commercialization, legal, financial and business development expertise of John M. Leonard, M.D., our President and Chief Executive Officer, James Basta, our Executive Vice President, General Counsel and Corporate Secretary, Eliana Clark, our Executive Vice President and Chief Technical Officer, Edward J. Dulac III, our Executive Vice President, Chief Financial Officer and Treasurer, Derek Hicks, our Executive Vice President and Chief Business Officer, David Lebwohl, our Executive Vice President and Chief Medical Officer, and Laura Sepp-Lorenzino, our Executive Vice President and Chief Scientific Officer, and Michael P. Dube, our Chief Accounting Officer, as well as the other principal members of our management, scientific and clinical teams. Although we have entered into employment arrangements with our executive officers, each of them may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees.

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

The sale, distribution and marketing of human therapeutics and our relationship with healthcare providers are strictly regulated by laws in the U.S. and most other jurisdictions in which we intend to seek approval for our product candidates. In addition, the collection and use of personal information, including Protected Health Information, is regulated by federal, state and foreign privacy, data security and data protection laws. Failure to comply with these laws could impair our ability to properly sell our product candidates in particular jurisdictions and subject us to liability from private and governmental entities. Addressing these diverse and sometimes contradictory requirements in myriad jurisdictions may necessitate that we expend significant resources on compliance efforts. Any failure to comply with these requirements may leave us exposed to possible enforcement actions and potential liability. For more information on these laws and regulations see the section entitled “Business – Government Regulation and Product Approval – Other Healthcare and Privacy Laws” in our annual report on Form 10-K for the year ended December 31, 2023.

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
•
broad consumer privacy and data protection laws have been or are predicted to be passed in a number of additional states. Many state privacy and data protection laws differ from each other in significant ways, and it is not yet fully clear how these laws will be enforced and interpreted. In addition, other states have passed laws regulating specific aspects of privacy. For example, the State of Washington recently passed a law, effective as of March 31, 2024, that regulates health and medical information that is not subject to HIPAA. Similar laws have been passed in Connecticut and Nevada. Additionally, a small number of states have enacted laws that specifically target the collection and use of biometric information. Furthermore, other U.S. states have enacted stringent data security laws; and
•
around the world, many countries have enacted laws that regulate data protection. In the EEA, the collection and use of personal data is regulated by the GDPR and the member states’ related data protection and privacy laws. As the GDPR applies not only to businesses that are established within the EEA or the U.K. but also to any business that offers goods or services to individuals in those territories, it could apply to us. The GDPR imposes strict requirements, including requirements to ensure an appropriate legal basis or condition applies to the processing of personal data, special protections for “sensitive” personal data which includes health and genetic information of individuals in the EEA or the U.K.; expanded disclosures about the personal data use; information retention limitations; mandatory data breach notification requirements; and additional oversight obligations relating to third parties retained to process the personal data. The GDPR grants or enhances the rights of individuals with respect to their personal data, including the rights to object to the processing of the data and request deletion of the same. In addition, the GDPR includes strict requirements on, and prohibits, the transfer of personal data subject to GDPR to jurisdictions that have not been deemed by competent authorities to offer “adequate” privacy protections (“third countries”), unless a derogation exists or a valid GDPR transfer mechanism (for example, the EC approved Standard Contractual Clauses, certification to the EU-U.S. Data Privacy Framework (which allows for transfers for relevant

U.S.-based organizations who self-certify compliance and participate in the framework) and the U.K. International Data Transfer Agreement/Addendum) has been put in place and a transfer impact assessment has been carried out. Our compliance with international data transfer obligations under the GDPR, where applicable, may require significant effort and cost, and may limit our ability to transfer such personal data to other jurisdictions or to work with certain service providers that process personal data, and may require us to make strategic considerations around where such personal data is stored. Further, although the EC has acknowledged that the U.K. currently has adequate protections for international data transfers, there may be post-Brexit developments in the future that result in additional costs and operational challenges in complying with the U.K. GDPR and any other developments regulating the transfer of personal data between the U.K. and EU. For example, the U.K. government has now introduced a Data Protection and Digital Information Bill (the “U.K. Bill”) into the U.K. legislative process. The aim of the U.K. Bill is to reform the U.K.’s data protection regime following Brexit. If passed, the final version of the U.K. Bill may have the effect of further altering the similarities between the U.K. and EEA data protection regime and threaten the U.K. adequacy decision from the EC. Failure to comply with the requirements of the GDPR may result in warning letters, mandatory audits, orders to cease/change the use of data, and financial penalties, including fines of up to 4% of global revenues, or 20.0 million Euros (17.5 million GBP in the U.K.), whichever is greater. Moreover, data subjects can seek damages for violations, and non-profit organizations can bring claims on behalf of data subjects.

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

Risk Related to Ownership Generally

Our principal stockholders and management own a significant percentage of our stock and, if they choose to act together, will be able to control or exercise significant influence over matters subject to stockholder approval.*

Our executive officers, directors, 5% or greater stockholders and their affiliates beneficially own a significant percentage of our outstanding voting stock. These stockholders may have the ability to influence us through their ownership positions. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to control elections of directors or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 5. Other Information

Rule 10b5-1 Trading Plans

The following table describes for the three months ended June 30, 2024 each trading arrangement under which the Company’s directors or officers adopted, materially modified, or terminated any contract, instruction, or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement.

Name (Title)	Action Taken (Date of Action)	Type of Trading Arrangement	Nature of Trading Arrangement	Duration of Trading Arrangement	Aggregate Number of Securities
Michael P. Dube (VP, Chief Accounting Officer)	Adoption (June 27, 2024)	Rule 10b5-1 trading arrangement	Sale

Until the earlier of (a) June 27, 2025; (b) the first date on which all trades have been executed or expired without execution; and (c) the date on which the plan holder gives notice to terminate the plan.

Indeterminable (1)

(1) The number of shares that will be sold in accordance with this trading arrangement is indeterminable at the time of the filing of this Quarterly Report on Form 10-Q for the period ended June 30, 2024. Upon vesting of RSUs, it is the Company’s policy to immediately initiate a sell-to-cover in order to satisfy any applicable tax withholding obligations on behalf of the employee. The number of shares sold in the sell-to-cover will vary based on the market price of the Company’s common stock at the time of settlement. Any remaining shares held by Mr. Dube after the sell-to-cover may be sold pursuant to the terms of this trading arrangement.

Item 6. Exhibits

The following exhibits are incorporated by reference or filed as part of this report.

3.1

Second Amended and Restated Certificate of Incorporation of the Registrant. (incorporated by reference to the Registrant's Annual Report on Form 10-K (File No. 001-37766) filed with the Securities and Exchange Commission on February 22, 2024).

3.2

Second Amendment to the Second Amended and Restated Certificate of Incorporation of the Registrant dated June 12, 2024 (incorporated by reference to the Registrant's Current Report on Form 8-K (File No. 001-37766) filed with the Securities and Exchange Commission on June 13, 2024).

3.3

Second Amended and Restated By-laws of the Registrant. (incorporated by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-37766), filed with the Securities and Exchange Commission on May 7, 2020).

10.1	Seventh Amended and Restated Non-Employee Director Compensation Policy. (1)

10.2

Intellia Therapeutics, Inc. 2024 Inducement Plan and forms of award agreements thereunder (incorporated by reference to the Registrant's Current Report on Form 8-K (File No. 001-37766) filed with the Securities and Exchange Commission on June 26, 2024).

10.3

Employment Agreement between Intellia Therapeutics, Inc. and Edward J. Dulac III (incorporated by reference to the Registrant's Current Report on Form 8-K (File No. 001-37766) filed with the Securities and Exchange Commission on June 26, 2024).

10.4	Form of Employment Agreement for Executive Officers. (1)

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

32.1

Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, by John M. Leonard, M.D., President and Chief Executive Officer of the Company, and Edward J. Dulac III, Executive Vice President, Chief Financial Officer of the Company. (2)

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

Dated: August 8, 2024

INTELLIA THERAPEUTICS, INC.

By:	/s/ John M. Leonard
John M. Leonard, M.D.
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Edward J. Dulac III
Edward J. Dulac III
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Michael P. Dube
Michael P. Dube
Vice President, Chief Accounting Officer
(Principal Accounting Officer)