Form 10-Q
period 2024-09-30
Intellia Therapeutics, Inc.
filed 2024-11-07
CIK 1652130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

The number of shares outstanding of the registrant’s common stock as of November 1, 2024: 101,848,572 shares.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

INTELLIA THERAPEUTICS, INC.

Condensed Consolidated Balance Sheets (unaudited)

(Amounts in thousands except share and per share data)

	September 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$120,495	$226,748
Marketable securities	537,619	685,475
Accounts receivable	8,854	36,456
Prepaid expenses and other current assets	43,934	49,651
Total current assets	710,902	998,330
Marketable securities - noncurrent	286,567	99,864
Property and equipment, net	28,763	32,760
Operating lease right-of-use assets	100,331	115,375
Equity method investment	-	11,765
Investments and other assets	46,788	42,883
Total assets	$1,173,351	$1,300,977
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,145	$7,452
Accrued expenses	51,206	67,017
Current portion of operating lease liability	19,177	18,599
Current portion of deferred revenue	22,155	22,140
Total current liabilities	105,683	115,208
Deferred revenue, net of current portion	22,607	38,853
Long-term operating lease liability	82,446	96,747
Total liabilities	210,736	250,808
Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock, $0.0001 par value; 240,000,000 shares authorized at September 30, 2024 and December 31, 2023; 101,796,365 and 92,997,158 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	10	9
Additional paid-in capital	3,007,810	2,710,797
Accumulated other comprehensive income (loss)	3,297	(2,258)
Accumulated deficit	(2,048,502)	(1,658,379)
Total stockholders’ equity	962,615	1,050,169
Total liabilities and stockholders’ equity	$1,173,351	$1,300,977

See notes to condensed consolidated financial statements.

INTELLIA THERAPEUTICS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited)

(Amounts in thousands except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Collaboration revenue	$9,111	$11,992	$45,003	$38,192
Operating expenses:
Research and development	123,380	113,696	349,434	326,088
General and administrative	30,501	29,403	93,385	87,503
Total operating expenses	153,881	143,099	442,819	413,591
Operating loss	(144,770)	(131,107)	(397,816)	(375,399)
Other income (expense), net:
Interest income	12,122	12,740	37,176	37,373
Change in fair value of investments, net	(3,064)	-	(29,483)	-
Loss from equity method investment	-	(3,857)	-	(10,905)
Change in fair value of contingent consideration	-	-	-	(100)
Total other income, net	9,058	8,883	7,693	26,368
Net loss	$(135,712)	$(122,224)	$(390,123)	$(349,031)
Net loss per share, basic and diluted	$(1.34)	$(1.38)	$(3.99)	$(3.96)
Weighted average shares outstanding, basic and diluted	101,002	88,645	97,842	88,204
Other comprehensive income:
Unrealized gain on marketable securities	4,452	142	3,423	1,649
Other comprehensive gain from equity method investment	-	154	-	2,240
Comprehensive loss	$(131,260)	$(121,928)	$(386,700)	$(345,142)

See notes to condensed consolidated financial statements.

INTELLIA THERAPEUTICS, INC.

Condensed Consolidated Statements of Stockholders’ Equity (unaudited)

(Amounts in thousands except share data)

			Additional	Accumulated Other		Total
	Common		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2023	92,997,158	$9	$2,710,797	$(2,258)	$(1,658,379)	$1,050,169
Issuance of common stock through at-the-market offerings, net of issuance costs of $210	2,209,938	1	55,958	-	-	55,959
Exercise of stock options	110,734	-	1,958	-	-	1,958
Vesting of restricted stock units	1,015,543	-	-	-	-	-
Stock-based compensation	-	-	34,176	-	-	34,176
Other comprehensive income (loss) - unrealized loss on marketable securities	-	-	-	(821)	-	(821)
Reclassification of other comprehensive income (loss) - equity method investment	-	-	-	2,132	-	2,132
Net loss	-	-	-	-	(107,436)	(107,436)
Balance at March 31, 2024	96,333,373	10	2,802,889	(947)	(1,765,815)	1,036,137
Issuance of common stock through at-the-market offerings, net of issuance costs of $14	1,592,823	-	38,399	-	-	38,399
Exercise of stock options	79,512	-	1,179	-	-	1,179
Vesting of restricted stock units	195,691	-	-	-	-	-
Issuance of shares under employee stock purchase plan	87,751	-	1,669	-	-	1,669
Stock-based compensation	-	-	40,861	-	-	40,861
Other comprehensive income (loss) - unrealized loss on marketable securities	-	-	-	(208)	-	(208)
Net loss	-	-	-	-	(146,975)	(146,975)
Balance at June 30, 2024	98,289,150	10	2,884,997	(1,155)	(1,912,790)	971,062
Issuance of common stock through at-the-market offerings, net of issuance costs of $14	3,201,609	-	80,497	-	-	80,497
Exercise of stock options	181,490	-	2,697	-	-	2,697
Vesting of restricted stock units	124,116	-	-	-	-	-
Stock-based compensation	-	-	39,619	-	-	39,619
Other comprehensive income (loss) - unrealized gain on marketable securities	-	-	-	4,452	-	4,452
Net loss	-	-	-	-	(135,712)	(135,712)
Balance at September 30, 2024	101,796,365	$10	$3,007,810	$3,297	$(2,048,502)	$962,615

			Additional	Accumulated Other		Total
	Common		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2022	87,103,007	$9	$2,420,223	$(7,461)	$(1,177,187)	$1,235,584
Issuance of common stock through at-the-market offerings, net of issuance costs of $62	35,349	-	1,466	-	-	1,466
Contingent consideration paid to Rewrite Holders	567,045	-	24,126	-	-	24,126
Exercise of stock options	48,353	-	755	-	-	755
Vesting of restricted stock units	342,025	-	-	-	-	-
Stock-based compensation	-	-	27,255	-	-	27,255
Other comprehensive income (loss) - unrealized gain on marketable securities	-	-	-	2,989	-	2,989
Other comprehensive income (loss) - unrealized gain on equity method investment	-	-	-	1,794	-	1,794
Net loss	-	-	-	-	(103,126)	(103,126)
Balance at March 31, 2023	88,095,779	9	2,473,825	(2,678)	(1,280,313)	1,190,843
Exercise of stock options	30,371	-	465	-	-	465
Vesting of restricted stock units	151,853	-	-	-	-	-
Issuance of shares under employee stock purchase plan	69,631	-	2,051	-	-	2,051
Stock-based compensation	-	-	36,400	-	-	36,400
Other comprehensive income (loss) - unrealized loss on marketable securities	-	-	-	(1,482)	-	(1,482)
Other comprehensive income (loss) - unrealized gain on equity method investment	-	-	-	292	-	292
Net loss	-	-	-	-	(123,681)	(123,681)
Balance at June 30, 2023	88,347,634	9	2,512,741	(3,868)	(1,403,994)	1,104,888
Issuance of common stock through at-the-market offerings, net of issuance costs of $81	405,332	-	14,718	-	-	14,718
Exercise of stock options	241,123	-	4,384	-	-	4,384
Vesting of restricted stock units	103,732	-	-	-	-	-
Equity-based compensation	-	-	35,352	-	-	35,352
Other comprehensive income (loss) - unrealized gain on marketable securities	-	-	-	142	-	142
Other comprehensive income (loss) - unrealized gain on equity method investment	-	-	-	154	-	154
Net loss	-	-	-	-	(122,224)	(122,224)
Balance at September 30, 2023	89,097,821	$9	$2,567,195	$(3,572)	$(1,526,218)	$1,037,414

See notes to condensed consolidated financial statements.

INTELLIA THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows (unaudited)

(Amounts in thousands)

	Nine Months Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(390,123)	$(349,031)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,719	6,510
(Gain) loss on disposal of property and equipment	(76)	5
Stock-based compensation	114,656	99,007
Accretion of investment discounts and premiums	(14,215)	(19,590)
(Recognition) deferral of equity method investment intra-entity profit on sales	(20,967)	6,624
Change in fair value of investments, net	29,483	-
Loss from equity method investment	-	10,905
Change in fair value of contingent consideration	-	100
Changes in operating assets and liabilities:
Accounts receivable	27,602	(2,723)
Prepaid expenses and other current assets	4,643	(11,806)
Operating lease right-of-use assets	15,044	14,148
Other assets	1,476	(836)
Accounts payable	5,364	(1,419)
Accrued expenses	(14,336)	(3,008)
Deferred revenue	(16,231)	(37,705)
Operating lease liabilities	(13,724)	(12,213)
Net cash used in operating activities	(263,685)	(301,032)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(4,797)	(12,465)
Purchases of marketable securities	(766,471)	(754,689)
Sales and maturities of marketable securities	745,270	689,868
Net cash used in investing activities	(25,998)	(77,286)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock through at-the-market offerings	176,929	16,184
Proceeds from options exercised	4,832	5,604
Issuance of shares through employee stock purchase plan	1,669	2,051
Net cash provided by financing activities	183,430	23,839
Net decrease in cash, cash equivalents and restricted cash equivalents	(106,253)	(354,479)
Cash, cash equivalents and restricted cash equivalents, beginning of period	240,353	535,463
Cash, cash equivalents and restricted cash equivalents, end of period	$134,100	$180,984

Reconciliation of cash, cash equivalents and restricted cash equivalents to condensed consolidated balance sheet:
Cash and cash equivalents	$120,495	$168,027
Restricted cash equivalents, included in investments and other assets	13,605	12,957
Total cash, cash equivalents and restricted cash equivalents	$134,100	$180,984

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Purchases of property and equipment unpaid at period end	$374	$1,552
Proceeds from option exercises unpaid at period end	1,002	-
Non-cash trade-in of property and equipment	99	-
Shares issued for Rewrite contingent consideration	-	24,126

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

Liquidity

Since its inception through September 30, 2024, the Company has raised an aggregate of $2,758.3 million to fund its operations through its initial public offering (“IPO”) and concurrent private placements, follow-on public offerings, at-the-market offerings and the sale of convertible preferred stock, as well as through its collaboration agreements. The Company expects that its cash, cash equivalents and marketable securities as of September 30, 2024 will enable the Company to fund its ongoing operating expenses and capital expenditure requirements for at least the twelve-month period following the issuance of these condensed consolidated financial statements.

2. Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies” to the consolidated financial statements included in the Annual Report for the year ended December 31, 2023. There have been no material changes to these policies during the nine months ended September 30, 2024.

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

3. Marketable Securities

The following table summarizes the Company’s available-for-sale marketable securities:

	September 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Marketable securities:
U.S. Treasury and other government-backed securities	$432,997	$1,345	$(53)	$434,289
Financial institution debt securities	248,197	1,437	(27)	249,607
Corporate debt securities	104,174	584	(19)	104,739
Other asset-backed securities	35,521	30	-	35,551
Total	$820,889	$3,396	$(99)	$824,186

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Marketable securities:
U.S. Treasury and other government-backed securities	$382,260	$302	$(254)	$382,308
Financial institution debt securities	246,270	92	(243)	246,119
Corporate debt securities	97,490	53	(135)	97,408
Other asset-backed securities	59,453	75	(24)	59,504
Total	$785,473	$522	$(656)	$785,339

The amortized cost of available-for-sale securities is adjusted for amortization of premiums and accretion of discounts to maturity. There were no material realized gains or losses in the nine months ended September 30, 2024 or for the year ended December 31, 2023. The Company generally does not intend to sell any investments prior to recovery of their amortized cost basis for any investment in an unrealized loss position. As such, the Company has classified these losses as temporary in nature.

The Company’s available-for-sale securities that are classified as short-term marketable securities in the condensed consolidated balance sheet mature within one year or less as of the balance sheet date. Available-for-sale securities that are classified as noncurrent in the condensed consolidated balance sheet are those that mature after one year but within five years from the balance sheet date and that the Company does not intend to dispose of within the next twelve months. At September 30, 2024 and

December 31, 2023, the Company did not hold any marketable securities that matured beyond five years of the balance sheet date.

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

The Company’s financial assets recognized at fair value on a recurring basis consisted of the following:

	September 30, 2024
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Cash equivalents and restricted cash equivalents	$93,355	$93,355	$-	$-
Marketable securities:
U.S. Treasury and other government-backed securities	434,289	199,705	234,584	-
Financial institution debt securities	249,607	-	249,607	-
Corporate debt securities	104,739	-	104,739	-
Other asset-backed securities	35,551	-	35,551	-
Total marketable securities	824,186	199,705	624,481	-
Investment in Kyverna Therapeutics, Inc.	5,740	5,740	-	-
Total assets	$923,281	$298,800	$624,481	$-

	December 31, 2023
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Cash equivalents and restricted cash equivalents	$136,254	$136,254	$-	$-
Marketable securities:
U.S. Treasury and other government-backed securities	382,308	120,556	261,752	-
Financial institution debt securities	246,119	-	246,119	-
Corporate debt securities	97,408	-	97,408	-
Other asset-backed securities	59,504	-	59,504	-
Total marketable securities	785,339	120,556	664,783	-
Total assets	$921,593	$256,810	$664,783	$-

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

5. Accrued Expenses

Accrued expenses consisted of the following:

	September 30,	December 31,
	2024	2023
	(In thousands)
Accrued research and development	$24,325	$27,411
Employee compensation and benefits	20,551	26,615
Accrued legal and professional expenses	2,677	2,063
Accrued construction costs	1,349	6,891
Accrued other	2,304	4,037
Total accrued expenses	$51,206	$67,017

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

BlueAllele Corp. v. Intellia Therapeutics, Inc.

On July 8, 2024, BlueAllele Corp. (“BlueAllele”) filed a complaint alleging infringement by the Company of various patents in the U.S. District Court for the District of Delaware. Specifically, BlueAllele alleges that the Company’s experimentation, basic research, identification, optimization, manufacturing and/or use of bi-directional insertion template technology infringes the asserted patents and seeks unspecified compensatory damages and an injunction against the alleged infringing activities. On September 12, 2024, the Company filed a motion to dismiss the complaint. BlueAllele responded to the motion to dismiss on October 23, 2024. At this stage, the Company is unable to determine the likelihood of an unfavorable outcome or estimate the amount or range of potential loss, if any.

Except as noted above, there have been no material changes to any outstanding litigation, nor is the Company a party to any material new litigation, since December 31, 2023.

License Agreements

The Company is party to license agreements, which may include contingent payments. These payments will become payable if and when certain development, regulatory and commercial milestones are achieved. As of September 30, 2024, the satisfaction and timing of the contingent payments is uncertain and not reasonably estimable.

7. Collaborations and Other Arrangements

To accelerate the development and commercialization of CRISPR/Cas9-based products in multiple therapeutic areas, the Company has formed, and intends to seek other opportunities to form, strategic alliances with collaborators who can augment its leadership in CRISPR/Cas9 therapeutic development. As of September 30, 2024, the Company’s accounts receivable were related to its collaborations with Regeneron Pharmaceuticals, Inc. (“Regeneron”), SparingVision and AvenCell, and the Company’s contract liabilities were related to its collaborations with Regeneron and SparingVision. As of December 31, 2023, the Company’s accounts receivable were related to its collaborations with Regeneron, SparingVision, AvenCell and Kyverna and the Company’s contract liabilities were related to its collaborations with Regeneron and SparingVision.

The following table presents changes in the Company’s accounts receivable and contract liabilities (in thousands):

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Nine months ended September 30, 2024
Accounts receivable	$36,456	$19,422	$(47,024)	$8,854
Contract liabilities - deferred revenue	$60,993	$-	$(16,231)	$44,762

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Nine months ended September 30, 2023
Accounts receivable	$3,768	$15,287	$(12,564)	$6,491
Contract liabilities - deferred revenue	$63,771	$-	$(37,705)	$26,066

During the nine months ended September 30, 2024 and 2023, the Company recognized the following revenues as a result of changes in the contract liability balance (in thousands):

	Nine Months Ended September 30,
Revenue recognized in the period from:	2024	2023
Amounts included in the contract liability at the beginning of the period	$16,231	$31,081

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

In 2018, the Company entered into a co-development and co-promotion (“Co/Co”) agreement with Regeneron for transthyretin (“ATTR”) amyloidosis (the “ATTR Co/Co”). In May 2020, the Company entered into co-development and co-funding agreements for the treatment of hemophilia A and hemophilia B (the “Hemophilia Co/Co”) agreements. In March 2024, the Company notified Regeneron that it was opting out of its hemophilia B Co/Co agreement. The Company continued to have obligations under the hemophilia B Co/Co agreement until the agreement ended in September 2024. The Company will continue to support Regeneron with the development of gene editing products directed to hemophilia B, as applicable, under the 2016 Regeneron Agreement. That agreement will control the parties’ obligations to develop and commercialize gene editing products directed to hemophilia B. Under the 2016 Regeneron Agreement, the Company may be eligible to receive up to $320.0 million in milestone payments and royalties in the high-single digits to low teens, which royalties are potentially subject to various reductions, offsets and upstream payment obligations.

Since December 31, 2023, there have been no material changes to the key terms of the 2016 Regeneron Agreement, ATTR Co/Co, Hemophilia Co/Co, or 2023 Regeneron Amendment (the “Regeneron Agreements”), other than as described above.

The Company recognized collaboration revenue related to the Regeneron Agreements of $8.3 million and $22.1 million during the three and nine months ended September 30, 2024, respectively, and $9.3 million and $23.5 million during the three and nine months ended September 30, 2023, respectively, in the condensed consolidated statements of operations and comprehensive loss. This includes approximately $6.4 million and $16.1 million during the three and nine months ended September 30, 2024, respectively, and $5.5 million and $14.2 million during the three and nine months ended September 30, 2023, respectively, primarily representing payments due from Regeneron pursuant to the ATTR Co/Co. These revenues are offset in part by contra-revenue related to the Hemophilia Co/Co agreements amounting to approximately $4.0 million and $11.6 million during the three and nine months ended September 30, 2024, respectively, and $1.8 million and $7.6 million during the three and nine months ended September 30, 2023, respectively.

As of September 30, 2024, there was $31.6 million of the aggregate transaction price remaining to be recognized through April 2026, the remaining period of the 2016 Regeneron Agreement. As of September 30, 2024 and December 31, 2023, the Company had accounts receivable of $8.1 million and $35.7 million, respectively, and deferred revenue of $31.6 million and $47.1 million, respectively, related to the Regeneron Agreements.

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

The Company recognized collaboration revenue related to the SparingVision LCA of approximately $0.6 million and $1.7 million, respectively, for the three and nine months ended September 30, 2024 and $0.4 million and $1.3 million, respectively, for the three and nine months ended September 30, 2023, in the condensed consolidated statements of operations and comprehensive loss. As of September 30, 2024 and December 31, 2023, the Company had $0.3 million and $0.5 million in accounts receivable, respectively, related to the SparingVision LCA. As of September 30, 2024 and December 31, 2023, the Company had deferred revenue of $13.2 million and $13.9 million, respectively, related to the SparingVision LCA, which is expected to be recognized over a six to nine year period from the signing of the agreement.

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

The ReCode LCA did not include an exchange of upfront consideration between the parties. The Company will be eligible to receive pre-specified development and commercial milestone payments, up to $262.0 million per product, as well as single digit royalties on potential sales. Certain milestone and royalty payments may be removed or reduced for a product if the Company exercises the Co/Co option. The Company did not recognize any revenue from the ReCode LCA during the three or nine months ended September 30, 2024.

Other Agreements

The Company has existing license and collaboration agreements with AvenCell, Kyverna, and ONK Therapeutics, Ltd. (“ONK”). Since December 31, 2023, there have been no material changes to the key terms of the AvenCell, Kyverna and ONK license and collaboration agreements. During the three and nine months ended September 30, 2024, the Company recognized $0.2 million related to materials shipped in accordance with the AvenCell license and collaboration agreement (the “AvenCell LCA”) as well as $21.0 million of previously eliminated intra-entity profit related to the AvenCell LCA in the condensed consolidated statements of operations and comprehensive loss. See Note 8 for further details. The Company did not recognize material revenue from the Kyverna and ONK agreements during the three and nine months ended September 30, 2024. During the three months ended September 30, 2023, the Company recognized $1.9 million, $0.1 million and $0.2 million in revenue related to AvenCell, Kyverna and ONK, respectively. During the nine months ended September 30, 2023, the Company recognized $12.7 million, $0.5 million and $0.2 million in revenue related to AvenCell, Kyverna and ONK, respectively.

8. Investments and Other Assets

Investments and other assets consisted of the following:

	September 30,	December 31,
	2024	2023
	(In thousands)
Investment in Kyverna	$5,740	$10,000
Other investments	24,213	14,760
Restricted cash equivalents, long-term	13,605	13,605
Prepaid expenses and other assets, long-term	3,230	4,518
Total investments and other assets	$46,788	$42,883

Kyverna Therapeutics, Inc.

In February 2024, Kyverna completed an initial public offering of its common stock (the “Kyverna IPO”). Prior to the Kyverna IPO, the Company accounted for its investment in Kyverna using the measurement alternative as Kyverna was a private company with no readily observable transaction price, and the investment was valued at $10.0 million as of December 31, 2023. As of September 30, 2024, the Company’s investment in Kyverna is valued at $5.7 million. The Company recognized an unrealized loss of $3.1 million and $4.3 million, recorded within “change in fair value of investments, net” in the condensed consolidated statement of operations and comprehensive loss during the three and nine months ended September 30, 2024, respectively, associated with changes in the fair value of Kyverna’s common stock.

AvenCell Therapeutics, Inc.

As of September 30, 2024 and December 31, 2023, the Company held a 33.33% equity interest in AvenCell. As of December 31, 2023, the Company accounted for its investment using the equity method of accounting, as the Company had significant influence, but not control, over AvenCell, and the investment was valued at $11.8 million. During the first quarter of 2024, in conjunction with the completion of a debt financing, AvenCell increased the size of their board, with a single investor having control over AvenCell’s operational and financial decisions. From that point forward, the Company no longer had the ability to exercise significant influence over AvenCell, and therefore the Company’s investment in AvenCell is accounted for in accordance with ASC 321 and AvenCell is no longer considered to be a related party.

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

In addition to the $21.0 million of previously eliminated intra-entity profit noted above that was recognized during the nine months ended September 30, 2024, the Company recognized $0.2 million related to materials shipped in accordance with the AvenCell LCA during that period. During the three and nine months ended September 30, 2023, the Company recognized $1.9 million and $12.7 million in revenue, respectively, related to the AvenCell LCA. The Company had $0.4 million and $0.2 million, respectively, in accounts receivable as of September 30, 2024 and December 31, 2023. The Company also had $1.0 million in accrued expenses related to the AvenCell agreements as of both September 30, 2024 and December 31, 2023.

As of September 30, 2024, the carrying value of the Company’s investment in AvenCell, included within “Other investments” in the table above, was $9.6 million.

SparingVision SAS

As of September 30, 2024, the fair value of the Company’s investment in SparingVision, included within “Other investments” in the table above, was $14.6 million. There have been no material changes in the valuation of the SparingVision investment as of September 30, 2024.

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

Separately, the Company entered into an agreement in February 2022, later amended in June 2023, to lease approximately 140,000 square feet of office, general laboratory and planned good manufacturing practice (“GMP”) manufacturing space at 840 Winter Street in Waltham, Massachusetts (the “840 Winter Lease”). As of September 30, 2024, the Company had not taken control of the premises and therefore there are no right of use assets or liabilities recorded related to the 840 Winter Lease under ASC 842, Leases (Topic 842) (“ASC 842”). The 840 Winter Lease is expected to commence in the fourth quarter of 2024.

10. Stock-Based Compensation

Stock-based compensation expense is classified in the condensed consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In thousands)
Research and development	$24,224	$21,235	$69,824	$60,517
General and administrative	15,395	14,117	44,832	38,490
Total	$39,619	$35,352	$114,656	$99,007

Stock Option and Incentive Plans

In April 2016, the Company adopted the Amended and Restated 2015 Stock Option and Incentive Plan (the “2015 Plan”). The 2015 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards (“RSAs”), restricted stock units (“RSUs”) and other stock-based awards. Recipients of incentive stock options and non-qualified stock options are eligible to purchase shares of the Company’s common stock at an exercise price equal to the fair value of such stock on the grant date. As of September 30, 2024, there were 4,808,720 shares available for future issuance under the 2015 Plan. The number of shares reserved for issuance under the 2015 Plan will be cumulatively increased on each January 1st by four percent of the number of shares of stock issued and outstanding on the immediately preceding December 31st or such lesser number of shares of stock as determined by the board of directors.

In June 2024, the Company adopted the 2024 Inducement Plan (the “Inducement Plan”). The Inducement Plan provides for the grant of non-qualified stock options, stock appreciation rights, RSAs, RSUs, unrestricted stock awards and dividend equivalent rights to individuals who are not employed by the Company. Recipients of non-qualified stock options are eligible to purchase shares of the Company’s common stock at an exercise price equal to the fair value of such stock on the grant date. In accordance with the Inducement Plan, 850,000 shares of common stock were reserved for future issuance; there were 500,826 shares available for future issuance under the Inducement Plan as of September 30, 2024.

Restricted Stock Units

The following table summarizes the Company’s RSU activity for the nine months ended September 30, 2024:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested restricted stock units as of December 31, 2023	4,041,753	$50.40
Granted	3,326,772	33.89
Vested	(1,335,350)	51.56
Cancelled	(582,581)	43.50
Unvested restricted stock units as of September 30, 2024	5,450,594	$40.77

Restricted Stock Units - Service Awards

The Company awards RSUs with a service condition to all employees upon hire and as part of their annual grant. RSUs with a service condition granted under the 2015 Plan in 2024 and 2023 and the Inducement Plan in 2024 generally vest as to one-third on the first anniversary of the original vesting date, with the balance vesting annually over the remaining two years.

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

Unvested restricted stock units as of September 30, 2024 in the table above includes 4,464,378 RSUs that are service-based.

Restricted Stock Units - Market Awards

In 2024, 2023 and 2022, market-based RSUs were granted to senior executives. These RSUs have the potential to vest after a period of three years, with a vesting start date of January 1, 2024, 2023 and 2022, respectively, and the number of shares to be delivered will depend on the Company’s Total Shareholder Return (“TSR”), a market condition, over that period relative to a defined group of biotechnology companies. The number of market-based RSUs granted in the nine months ended September 30, 2024, 2023 and 2022 was 286,084, 181,743 and 55,144, respectively. The grant date fair value for the market-based RSUs, calculated using a Monte Carlo valuation model, was $51.12, $68.55 and $126.49, respectively. The following assumptions were used to determine the grant date fair value for the three years, respectively: risk free interest rate: 4.28%, 4.60% and 1.44%; expected volatility: 77.2%, 84.34% and 82.53%. The expected term for all grants was approximately 3.0 years; the expected dividend yield was 0.0%.

Unvested restricted stock units as of September 30, 2024 in the table above includes 488,555 RSUs that are market-based.

Restricted Stock Units - Performance-Based Awards with TSR Multiplier

Also in 2024, performance-based RSUs (“PSUs”) with a relative TSR modifier were granted to senior executives. The number of PSUs with a relative TSR modifier granted in the nine months ended September 30, 2024 was 486,617. These PSUs, to the extent earned, shall vest on January 1, 2027, and the number of shares to be delivered will be determined based upon the achievement of certain performance goals, which can range from 0% to 200%. Following the determination of the achievement of performance criteria, the amount of shares awarded will be subject to adjustment based on the application of a TSR modifier, which can range from 75% to 125%. The grant date fair value for these PSUs, calculated using a Monte Carlo valuation model, was $36.16. The following assumptions were used to determine the grant date fair value: risk free interest rate: 4.28%; expected volatility: 77.2%; expected term approximately 3.0 years; expected dividend yield: 0.0%. The Company recognizes compensation expense ratably over the required service period based on its estimate of the number of shares that will vest based upon the probability of achieving the performance goals.

Unvested restricted stock units as of September 30, 2024 in the table above includes 453,243 PSUs with a TSR multiplier.

Restricted Stock Units - Performance-Based Awards

In March 2022, the Company granted 66,296 performance-based RSUs to certain non-executive employees that would vest upon obtaining certain scientific milestones. There were two separate tranches, each attached to a different set of milestones. The milestone related to the first tranche, made up of 21,878 RSUs, was achieved in the first quarter of 2023 and these RSUs vested. The remaining performance milestones were considered not probable of achievement as of September 30, 2024 and, therefore, no related stock-based compensation expense was recorded during the period then ending.

Unvested restricted stock units as of September 30, 2024 in the table above includes 44,418 performance-based RSUs.

The weighted-average grant date fair value of all RSUs granted during the three and nine months ended September 30, 2024 was $30.63 and $33.89, respectively. The total fair value of RSUs vested (measured on the date of vesting) for the three and nine months ended September 30, 2024 was $2.8 million and $38.3 million, respectively. The weighted-average grant date fair value of RSUs granted during the three and nine months ended September 30, 2023 was $39.14 and $42.36, respectively. The total fair value of RSUs vested (measured on the date of vesting) for the three and nine months ended September 30, 2023 was $4.2 million and $22.5 million, respectively.

As of September 30, 2024, there was $133.3 million of unrecognized stock-based compensation expense related to all RSUs that are expected to vest. These costs are expected to be recognized over a weighted average remaining vesting period of 1.7 years.

Stock Options

The weighted average grant date fair value of options, estimated as of the grant date using the Black-Scholes option pricing model, was $16.98 and $21.21 per option for those options granted during the three and nine months ended September 30, 2024, respectively, and $28.92 per option for those options granted during the nine months ended September 30, 2023. There were no options granted during the three months ended September 30, 2023. Weighted average assumptions used to apply this pricing model were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Risk-free interest rate	4.0%	n/a	4.2%	4.4%
Expected term	6.0 years	n/a	6.0 years	6.0 years
Expected volatility of underlying stock	75.8%	n/a	76.3%	78.7%
Expected dividend yield	0.0%	n/a	0.0%	0.0%

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

Stock options generally vest as to one-third on the first anniversary of the original vesting date, with the balance vesting monthly over the remaining two years, unless they contain specific vesting provisions. The maximum term of stock options granted under the 2015 Plan and the Inducement Plan is ten years.

The following is a summary of stock option activity for the nine months ended September 30, 2024:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding at December 31, 2023	5,458,999	$50.38	6.65	$35,922
Granted	918,161	30.72
Exercised	(371,736)	15.69
Forfeited	(526,473)	71.23
Outstanding at September 30, 2024	5,478,951	$47.43	6.52	$11,250
Exercisable at September 30, 2024	4,096,828	$47.42	5.76	$11,250

The total intrinsic value (the amount by which the fair market value exceeded the exercise price) of stock options exercised during the three and nine months ended September 30, 2024 was $1.1 million and $3.1 million, respectively. The total intrinsic value of stock options exercised during the three and nine months ended September 30, 2023 was $4.8 million and $6.6 million, respectively.

As of September 30, 2024, there was $34.5 million of unrecognized compensation cost related to stock options that have not yet vested which are expected to be recognized over a weighted average remaining vesting period of 1.16 years.

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

As of September 30, 2024, there were 989,736 shares available for future issuance under the 2016 Plan. The number of shares reserved for issuance under the 2016 Plan will be cumulatively increased on each January 1st by the lesser of a) one percent of the number of shares of common stock issued and outstanding on the immediately preceding December 31st, b) 500,000 shares of common stock, or c) such lesser number of shares of common stock as determined by the board of directors.

During the nine months ended September 30, 2024 and 2023 the Company issued 87,751 and 69,631 shares of common stock under the 2016 Plan, respectively. The weighted-average purchase prices of shares issued under the 2016 Plan were $19.02 and $29.45 per share for the nine months ended September 30, 2024 and 2023, respectively.

The fair value of shares under the 2016 Plan was estimated at the beginning of the offering period using a Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Risk-free interest rate	5.37%	5.53%	5.24%-5.37%	4.7%-5.53%
Expected term	0.5 years	0.5 years	0.5 years	0.5 years
Expected volatility of underlying stock	59.0%	60.4%	56.7%-59.0%	60.4%-69.2%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

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

Basic and diluted loss per share was calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In thousands)
Net loss	$(135,712)	$(122,224)	$(390,123)	$(349,031)
Weighted average shares outstanding, basic and diluted	101,002	88,645	97,842	88,204
Net loss per share, basic and diluted	$(1.34)	$(1.38)	$(3.99)	$(3.96)

The following common stock equivalents were excluded from the calculation of diluted loss per share because their inclusion would have been anti-dilutive:

	Three and Nine Months Ended September 30,
	2024	2023
	(In thousands)
Unvested restricted stock units	5,451	3,925
Stock options	5,479	5,591
	10,930	9,516

12. Stockholders’ Equity

At-the-Market Offering Programs

2022 Sale Agreement

In March 2022, the Company entered into an Open Market Sale Agreement (the “2022 Sale Agreement”) with Jefferies LLC (“Jefferies”), under which Jefferies was able to offer and sell, from time to time in “at-the-market” offerings, shares of the Company’s common stock having aggregate gross proceeds of up to $400.0 million. In February 2024, the Company entered into an amendment to the 2022 Sale Agreement (the “2022 Sale Agreement, as amended”) to increase the size of the at-the-market offering program from $400.0 million to $750.0 million. The Company agreed to pay cash commissions of up to 3.0% of the gross proceeds of sales of common stock under the 2022 Sale Agreement, as amended. Through September 30, 2024, the Company issued 14,522,533 shares of its common stock under the 2022 Sale Agreement, as amended.

During the nine months ended September 30, 2024, the Company issued 7,004,370 shares of its common stock, in a series of sales, at an average price of $25.68 per share, in accordance with the 2022 Sale Agreement, as amended, for aggregate net proceeds of $174.9 million, after payment of cash commissions and approximately $0.2 million related to legal, accounting and other fees in connection with the sales.

As of September 30, 2024, $249.1 million in shares of common stock remain eligible for sale under the 2022 Sale Agreement, as amended.

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
•
our ability to execute our clinical study strategy for NTLA-2002, our program for the treatment of hereditary angioedema (“HAE”), including the ability to successfully complete our global Phase 3 study, generate results supporting the potential of NTLA-2002 to be a functional cure for HAE, file a biologics license application (“BLA”) or comparable marketing application within a certain time period, or the success of such program;
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
•
Be the best place to make therapies; and
•
Focus on long-term sustainability.

Our strategy is to advance our full-spectrum gene editing company, focused on developing and commercializing curative CRISPR/Cas9-based therapeutics, by leveraging our modular platforms. All of our revenue to date has been collaboration revenue. Since our inception and through September 30, 2024, we have raised an aggregate of approximately $2,758.3 million to fund our operations through our initial public offering (“IPO”) and concurrent private placements, follow-on public offerings, at-the-market offerings, and the sale of convertible preferred stock, as well as through our collaboration agreements.

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

Transthyretin (“ATTR”) Amyloidosis Program

NTLA-2001, now known as nexiguran ziclumeran (“nex-z”), is an investigational in vivo CRISPR-based therapy designed to inactivate the transthyretin (“TTR”) gene in liver cells, thereby preventing the production of TTR protein for the treatment of ATTR amyloidosis. Nex-z offers the possibility of halting and reversing the disease by driving a deep, consistent and potentially lifelong reduction in TTR protein after a single dose.

ATTR Amyloidosis with Cardiomyopathy (“ATTR-CM”):

The pivotal Phase 3 MAGNITUDE trial is a randomized, double-blind, placebo-controlled study to evaluate the efficacy and safety of NTLA-2001 in adults with ATTR-CM. The primary endpoint of the study is a composite of cardiovascular (“CV”)-related mortality and events. Patients will be randomized 2:1 NTLA-2001:placebo, with a single 55 mg infusion of NTLA-2001 administered. In March 2024, the first patients in the U.S. and globally were dosed. The trial is currently enrolling and continues to track ahead of our target enrollment projections. During the second quarter, we received approval for our application under the new European Union Clinical Trials Regulation, which enables the Phase 3 trial to proceed in Denmark, Germany, France, Italy, Spain and Sweden.

Hereditary ATTR Amyloidosis with Polyneuropathy (“ATTRv-PN”):

In November 2024, we announced that the U.S. Food and Drug Administration (“FDA”) has cleared our nex-z Investigational New Drug (“IND”) application to initiate the MAGNITUDE-2 pivotal Phase 3 trial for ATTRv-PN. MAGNITUDE-2 is an international, randomized, double-blind, placebo-controlled study to evaluate the efficacy and safety of nex-z in 50 adults with ATTRv-PN. Patients will be randomized 1:1 to receive a single 55 mg infusion of nex-z or placebo. Patients randomized to the placebo arm will be eligible for optional crossover to receive nex-z. The primary endpoints are the change from baseline in modified Neuropathy Impairment Score +7 (mNIS+7) at month 18 and serum TTR at day 29. The mNIS+7 scale is a validated measure specifically designed to assess and quantify polyneuropathy impairment, including muscle weakness, muscle stretch reflexes, sensory loss and autonomic impairment. We expect to initiate patient enrollment in the MAGNITUDE-2 study at ex-U.S. sites by year-end.

We will be presenting new data from the ongoing Phase 1 study in ATTR-CM patients at the 2024 American Heart Association (“AHA”) Scientific Sessions in November. The presentation will include safety, reduction in serum TTR and biomarkers of disease progression and functional capacity data in patients with ATTR-CM.

NTLA-2001 is the subject of a co-development and co-promotion (“Co/Co”) arrangement with Regeneron Pharmaceuticals, Inc. (“Regeneron”), ATTR (the “ATTR Co/Co”), for which we are the clinical and commercial lead party and Regeneron is the participating party. Regeneron shares in approximately 25% of worldwide development costs and commercial profits for the ATTR program. For more information regarding our collaboration with Regeneron, see Note 7, “Collaborations and Other Arrangements” of our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Hereditary Angioedema (“HAE”) Program

NTLA-2002 is a wholly owned, investigational in vivo CRISPR-based therapy designed to knock out the kallikrein B1 (“KLKB1”) gene in the liver, with the goal of lifelong control of HAE attacks after a single dose.

In October 2024, we announced the initiation of the HAELO Phase 3 study of NTLA-2002. HAELO is a global, randomized, double-blind, placebo-controlled study to evaluate the efficacy and safety of NTLA-2002 in 60 adults with Type I or Type II HAE. Patients will be randomized 2:1 to receive a single 50 mg infusion of NTLA-2002 or placebo. Patients randomized to the placebo arm will be eligible for optional crossover to NTLA-2002 at week 28. The primary endpoint is the change in number of HAE attacks from week 5 through week 28. We are actively screening patients in the HAELO Phase 3 study and plan to submit a biologics license application (“BLA”) or comparable marketing application in 2026.

Our Phase 1/2 trial of NTLA-2002 evaluated safety, tolerability, activity, pharmacokinetics, and pharmacodynamics. The Phase 1 portion of the study was an open-label, single-ascending dose design. Two dose levels of NTLA-2002 were identified from Phase 1 for further evaluation in the Phase 2, randomized, double-blind, placebo-controlled portion of the study.

In January 2024, we announced that enrollment and dosing was completed in the Phase 2 portion of the study. In August 2024, we announced positive topline results from the Phase 2 study of NTLA-2002 in patients with HAE. The clinical trial met its primary efficacy and all secondary endpoints in the 16-week primary observation period, with a single 25 mg or 50 mg dose leading to deep reductions in attacks. No new safety findings were observed. We selected the 50 mg dose for further evaluation in the global pivotal Phase 3 study based upon the greater number of patients with complete attack elimination and greater kallikrein protein reduction compared to the 25 mg dose observed in the Phase 2 study, which is consistent with the previously reported Phase 1 results.

In June 2024, we presented positive long-term data from the ongoing Phase 1 study. Eight of 10 patients remained completely attack-free following the 16-week primary observation period. These patients have experienced ongoing attack-free durations of greater than 18 months after a single-dose treatment, with the longest ongoing individual attack-free duration reaching over 26 months. Across all patients, NTLA-2002 led to a 98% mean reduction in monthly HAE attack rate compared to baseline. Consistent with previously reported results, NTLA-2002 was well-tolerated, and the majority of adverse events were mild in severity through the latest follow-up. These interim data were presented at the European Academy of Allergy and Clinical Immunology (“EAACI”) Congress 2024 in Valencia, Spain.

In August 2024, we also announced the successful completion of an end-of-Phase 2 meeting with the FDA supporting our Phase 3 plans for NTLA-2002.

In October 2024, we presented positive Phase 2 data from the ongoing Phase 1/2 study, with results continuing to support the potential of NTLA-2002 to be a functional cure for HAE. Eight of 11 patients in the 50 mg arm ceased having any attacks during the 16-week primary observation period after a single dose of NTLA-2002. These eight patients continue to be attack-free through the latest follow-up and no subsequent treatment has been required. NTLA-2002 was well tolerated. The most frequent adverse events (“AEs”) were headache, fatigue and nasopharyngitis. There have been no serious AEs, and all AEs were either Grade 1 or 2. These interim data were published in The New England Journal of Medicine and presented at the 2024 American College of Allergy, Asthma & Immunology (“ACAAI”) Scientific Meeting in Boston, Massachusetts.

Alpha-1 Antitrypsin Deficiency (“AATD”) Program

NTLA-3001 is a first-in-class CRISPR-mediated in vivo targeted gene insertion development candidate for the treatment of AATD-associated lung disease and our first wholly owned gene insertion program. It is designed to precisely insert the wild-type SERPINA1 gene, which encodes the alpha-1 antitrypsin (“AAT”) protein, with the potential to restore permanent expression of fully functional AAT protein to normal levels after a single dose.

In July 2024, we announced the authorization of our Clinical Trial Application by the United Kingdom’s Medicines and Healthcare products Regulatory Agency (“MHRA”) to initiate a first-in-human study of NTLA-3001. We expect to dose the first patient in the Phase 1/2 study of NTLA-3001 by year-end. The Phase 1/2 study will be a two-part, open-label, multi-center study with up to 30 patients to evaluate the safety, tolerability, pharmacokinetics and pharmacodynamics of NTLA-3001.

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

Other Income (Expense), Net

During the three and nine months ended September 30, 2024, other income (expense), net consists of interest income earned on our cash, cash equivalents, restricted cash equivalents and marketable securities and change in the fair value of our investments. During the three months ended September 30, 2023, other income (expense), net consisted of interest income earned on our cash, cash equivalents, restricted cash equivalents and marketable securities and loss from our equity method investment. During the nine months ended September 30, 2023, other income (expense), net consisted of interest income earned on our cash, cash equivalents, restricted cash equivalents and marketable securities, loss from our equity method investment and change in fair value of contingent consideration.

Results of Operations

The following discussion of the financial condition and results of operations should be read in conjunction with the accompanying condensed consolidated financial statements and the related footnotes thereto.

Comparison of Three Months Ended September 30, 2024 and 2023

The following table summarizes our results of operations:

	Three Months Ended September 30,		Period-to-
	2024	2023	Period Change
	(In thousands)
Collaboration revenue	$9,111	$11,992	$(2,881)
Operating expenses:
Research and development	123,380	113,696	9,684
General and administrative	30,501	29,403	1,098
Total operating expenses	153,881	143,099	10,782
Operating loss	(144,770)	(131,107)	(13,663)
Other income (expense), net:
Interest income	12,122	12,740	(618)
Change in fair value of investments, net	(3,064)	-	(3,064)
Loss from equity method investment	-	(3,857)	3,857
Total other income, net	9,058	8,883	175
Net loss	$(135,712)	$(122,224)	$(13,488)

Collaboration Revenue

Collaboration revenue decreased by $2.9 million during the three months ended September 30, 2024, as compared to the three months ended September 30, 2023. The decrease in collaboration revenue is primarily due to a reduction in revenue under the AvenCell license and collaboration agreement (the “AvenCell LCA”).

Research and Development

Research and development expenses increased by $9.7 million during the three months ended September 30, 2024, as compared to the three months ended September 30, 2023.

The following table summarizes our research and development expenses, together with the changes in those items in dollars and the respective percentages of change:

	Three Months Ended September 30,		Period-to-	Percent
	2024	2023	Period Change	Change
	(In thousands)
External development expenses by program:
NTLA-2001	$22,842	$16,404	$6,438	39%
NTLA-2002	11,656	4,798	6,858	143%
NTLA-3001	1,766	8,563	(6,797)	-79%
Unallocated research and development expenses:
Employee-related expenses	29,666	32,317	(2,651)	-8%
Research materials and contracted services	17,922	16,084	1,838	11%
Facility-related expenses	14,206	13,168	1,038	8%
Stock-based compensation	24,224	21,235	2,989	14%
Other	1,098	1,127	(29)	-3%
Total research and development expenses	$123,380	$113,696	$9,684	9%

The increase in research and development expenses for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 was primarily attributable to:

•
a $6.4 million increase in external costs related to the development of NTLA-2001, our lead product candidate, primarily due to an increase in spend on contracted services, offset in part by a decrease in drug components;
•
a $6.9 million increase in external costs related to the development of NTLA-2002, primarily due to an increase in spend on drug components and contracted services;
•
a $6.8 million decrease in external costs related to the development of NTLA-3001, primarily due to a decrease in spend on drug components and contracted services;
•
a $2.7 million decrease in employee-related expenses driven by a workforce reduction in January 2024;
•
a $1.8 million increase in research materials and contracted services primarily driven by an increase in spend on drug components, offset in part by a decrease in contracted services and internal research and development spend;
•
a $1.0 million increase in facility-related expenses primarily related to depreciation, facilities maintenance costs, technology expense allocated to research and development, and rent; and
•
a $3.0 million increase in stock-based compensation.

General and Administrative

General and administrative expenses increased by $1.1 million during the three months ended September 30, 2024, as compared to the three months ended September 30, 2023. This increase was primarily related to an increase in stock-based compensation of $1.3 million.

Other Income, Net

The increase in other income, net of $0.2 million is primarily related to a $3.9 million change related to our equity method loss recorded in the third quarter of 2023, offset in part by $3.1 million in expense due to the change in fair value of our investment in Kyverna and a $0.6 million decrease in interest income.

Comparison of Nine Months Ended September 30, 2024 and 2023

The following table summarizes our results of operations:

	Nine Months Ended September 30,		Period-to-
	2024	2023	Period Change
	(In thousands)
Collaboration revenue	$45,003	$38,192	$6,811
Operating expenses:
Research and development	349,434	326,088	23,346
General and administrative	93,385	87,503	5,882
Total operating expenses	442,819	413,591	29,228
Operating loss	(397,816)	(375,399)	(22,417)
Other income (expense), net:
Interest income	37,176	37,373	(197)
Change in fair value of investments, net	(29,483)	-	(29,483)
Loss from equity method investment	-	(10,905)	10,905
Change in fair value of contingent consideration	-	(100)	100
Total other income, net	7,693	26,368	(18,675)
Net loss	$(390,123)	$(349,031)	$(41,092)

Collaboration Revenue

Collaboration revenue increased by $6.8 million to $45.0 million during the nine months ended September 30, 2024, as compared to $38.2 million during the nine months ended September 30, 2023. The increase in collaboration revenue during the nine months ended September 30, 2024 is primarily due to the recognition of $21.0 million of previously eliminated intra-entity profit under the AvenCell LCA, offset in part by a $12.4 million reduction in revenue related to the AvenCell LCA. Refer to Note 7 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for further details.

Research and Development

Research and development expenses increased by $23.3 million to $349.4 million during the nine months ended September 30, 2024, as compared to $326.1 million during the nine months ended September 30, 2023.

The following table summarizes our research and development expenses, together with the changes in those items in dollars and the respective percentages of change:

	Nine Months Ended September 30,		Period-to-	Percent
	2024	2023	Period Change	Change
	(In thousands)
External development expenses by program:
NTLA-2001	$51,206	$39,523	$11,683	30%
NTLA-2002	31,125	16,408	14,717	90%
NTLA-3001	7,005	16,724	(9,719)	-58%
Unallocated research and development expenses:
Employee-related expenses	98,184	103,437	(5,253)	-5%
Research materials and contracted services	46,930	46,003	927	2%
Rewrite research milestone	-	874	(874)	-100%
Facility-related expenses	42,175	38,891	3,284	8%
Stock-based compensation	69,824	60,517	9,307	15%
Other	2,985	3,711	(726)	-20%
Total research and development expenses	$349,434	$326,088	$23,346	7%

The increase in research and development expenses for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 was primarily attributable to:

•
an $11.7 million increase in external costs related to the development of NTLA-2001, our lead product candidate, primarily due to an increase in spend on contracted services and consulting fees, offset in part by a decrease in drug components;

•
a $14.7 million increase in external costs related to the development of NTLA-2002, primarily due to an increase in spend on drug components and contracted services;
•
a $9.7 million decrease in external costs related to NTLA-3001, primarily related to a decrease in spend on drug components and internal research costs, offset in part by an increase in spend on contracted services;
•
a $5.3 million decrease in employee-related expenses, primarily driven by a workforce reduction in January 2024;
•
a $0.9 million increase in research materials and contracted services primarily driven by an increase in drug component spend, offset in part by a decrease in internal R&D expenses;
•
a $3.3 million increase in facility-related expenses primarily related to depreciation, facility maintenance costs, technology expense allocated to research and development, and rent; and
•
a $9.3 million increase in stock-based compensation.

General and Administrative

General and administrative expenses increased by $5.9 million to $93.4 million during the nine months ended September 30, 2024, compared to $87.5 million during the nine months ended September 30, 2023. This increase was primarily related to an increase in stock-based compensation of $6.3 million.

Other Income, Net

The decrease in other income, net of $18.7 million is primarily related to $29.5 million in expense due to the change in fair value of our investments in Kyverna and AvenCell and a $0.2 million decrease in interest income, offset in part by a $10.9 million change related to our equity method loss recorded in the nine months ended September 30, 2023.

Liquidity and Capital Resources

Since our inception through September 30, 2024, we have raised an aggregate of $2,758.3 million to fund our operations through our collaboration agreements, our initial public offering and concurrent private placements, follow-on public offerings, at-the-market offerings and the sale of convertible preferred stock.

As of September 30, 2024, we had $944.7 million in cash, cash equivalents and marketable securities.

At-the-Market Offering Programs

2022 Sale Agreement

In March 2022, we entered into an Open Market Sale Agreement (the “2022 Sale Agreement”) with Jefferies LLC (“Jefferies”), under which Jefferies is able to offer and sell, from time to time in “at-the-market” offerings, shares of our common stock having aggregate gross proceeds of up to $400.0 million. In February 2024, we entered into an amendment to the 2022 Sale Agreement (the “2022 Sale Agreement, as amended”) to increase the size of the at-the-market offering program from $400.0 million to $750.0 million. We agreed to pay cash commissions of up to 3.0% of the gross proceeds of sales of common stock under the 2022 Sale Agreement, as amended. Through September 30, 2024 we have issued 14,522,533 shares of our common stock under the 2022 Sale Agreement, as amended.

During the nine months ended September 30, 2024, we issued 7,004,370 shares of our common stock, in a series of sales, at an average price of $25.68 per share, in accordance with the 2022 Sale Agreement, as amended, for aggregate net proceeds of $174.9 million, after payment of cash commissions and approximately $0.2 million related to legal, accounting and other fees in connection with the sales.

As of September 30, 2024, $249.1 million in shares of common stock remain eligible for sale under the 2022 Sale Agreement, as amended.

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

Outlook

Based on our research and development plans and our expectations related to the progress of our programs, we expect that our cash, cash equivalents and marketable securities as of September 30, 2024, as well as research and cost reimbursement funding from our collaboration agreements, will enable us to fund our ongoing operating expenses and capital expenditure requirements into late 2026, excluding any potential milestone payments or extension fees that could be earned and distributed under our collaboration agreements or any strategic use of capital not currently in the base case planning assumptions. We have based this estimate on current assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect.

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

Cash Flows

The following is a summary of cash flows:

	Nine Months Ended September 30,
	2024	2023
	(In thousands)
Net cash used in operating activities	$(263,685)	$(301,032)
Net cash used in investing activities	(25,998)	(77,286)
Net cash provided by financing activities	183,430	23,839

Net cash used in operating activities

Net cash used in operating activities of $263.7 million during the nine months ended September 30, 2024 primarily consists of a net loss of $390.1 million, further reduced by the non-cash recognition of $21.0 million of previously eliminated intra-entity profit recorded within “collaboration revenue” and accretion of investment discounts and premiums of $14.2 million. These decreases are offset in part by stock-based compensation of $114.7 million, $29.5 million in net adjustments to the fair value of our investments in Kyverna and AvenCell, net changes in operating assets and liabilities of $9.8 million and depreciation of $7.7 million.

Net cash used in operating activities of $301.0 million during the nine months ended September 30, 2023 primarily consists of a net loss of $349.0 million, further reduced by changes in operating assets and liabilities of $55.6 million, including the receipt of $12.6 million in payments from our collaboration partners during that period and offset in part by non-cash charges of stock-based compensation of $99.0 million, loss on equity method investment of $17.5 million and depreciation of $6.5 million.

Net cash used in investing activities

During the nine months ended September 30, 2024, we used $26.0 million of net cash in investing activities. The decrease in the nine months ended September 30, 2024 is primarily due to $21.2 million in marketable securities purchased (net of maturities) and $4.8 million in cash for the purchase of property and equipment.

During the nine months ended September 30, 2023 we used cash of $77.3 million in investing activities. The decrease in the nine months ended September 30, 2023 is primarily due to $64.8 million in marketable securities purchased (net of maturities) and $12.5 million in cash for the purchase of property and equipment.

Net cash provided by financing activities

Net cash provided by financing activities of $183.4 million during the nine months ended September 30, 2024 includes $176.9 million in net proceeds from at-the-market offerings, $4.8 million in cash received from the exercise of stock options and $1.7 million in cash received from the issuance of shares through our employee stock purchase plan.

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

Contractual Obligations

There were no material changes to our contractual obligations during the three months ended September 30, 2024. For a complete discussion of our contractual obligations, please refer to our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report for the year ended December 31, 2023.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of September 30, 2024, we had cash equivalents, restricted cash equivalents and marketable securities of $917.5 million consisting of interest-bearing money market accounts, corporate and financial institution debt securities, U.S. Treasury and other government-backed securities and asset-backed securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are primarily in marketable securities. Due to the short-term duration of our investment portfolios and the low risk profile of our investments, we do not believe an immediate change of 100 basis points, or one percentage point, would have a material effect on the fair market value of our investment portfolio. Declines in interest rates, however, would reduce future investment income.

We do not have any foreign currency or derivative financial instruments. Inflation generally affects us by increasing our cost of labor and program costs. We do not believe that inflation had a material effect on our results of operations during the nine months ended September 30, 2024.

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

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2024.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

BlueAllele Corp. v. Intellia Therapeutics, Inc.

On July 8, 2024, BlueAllele Corp. (“BlueAllele”) filed a complaint alleging infringement by Intellia of various patents in the U.S. District Court for the District of Delaware. Specifically, BlueAllele alleges that our experimentation, basic research, identification, optimization, manufacturing and/or use of bi-directional insertion template technology infringes the asserted patents and seeks, inter alia, unspecified compensatory damages and an injunction against the alleged infringing activities. On September 12, 2024, we filed a motion to dismiss the complaint. On October 23, 2024, BlueAllele responded to the motion to dismiss.

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

Successful development of products by us will require solving a number of issues, including developing or obtaining technologies to safely deliver a therapeutic agent into target cells within the human body or engineer human cells while outside of the body such that the modified cells can have a therapeutic effect when delivered to the patient, optimizing the efficacy and specificity of such products, and ensuring and demonstrating the therapeutic selectivity, efficacy, potency, purity and safety of such products. There can be no assurance we will be successful in solving any or all of these issues. With regards to CRISPR/Cas9-based therapies specifically, we are in clinical-stage development for NTLA-2001, NTLA-2002 and NTLA-3001, and advancing towards clinical testing for our other in vivo and ex vivo product candidates. Although one CRISPR/Cas9-edited ex vivo therapy has been recently approved in the United States (“U.S.”) and European Union (“EU”), no genome editing in vivo therapy has been approved in the U.S., EU countries or other key jurisdictions, and the potential to successfully obtain approval for any of our CRISPR/Cas9 product candidates remains unproven.

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

To date, most human clinical trials utilizing either in vivo or ex vivo CRISPR-based therapeutics, including our clinical trials for NTLA-2001 for transthyretin (“ATTR”) amyloidosis, NTLA-2002 for hereditary angioedema (“HAE”) and NTLA-3001 for alpha-1 antitrypsin deficiency (“AATD”)-associated lung disease, are still at a clinical stage, with only one ex vivo CRISPR-based therapeutic product approved in December 2023 in the U.S. and EU. We have ongoing clinical trials in various countries for NTLA-2001 and NTLA-2002 for patients with ATTR amyloidosis and HAE, respectively. There is no certainty that the FDA or other similar agencies will continue to apply to all our CRISPR/Cas9 product candidates the same regulatory pathway and requirements it is applying to other in vivo therapies or ex vivo engineered therapeutics.

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

From time to time, we may disclose interim data from our clinical trials, such as the interim results of our ongoing Phase 1 study of NTLA-2001 or Phase 1/2 study of NTLA-2002 or planned Phase 1/2 study of NTLA-3001. Interim data from clinical trials that have not been completed are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available or as patients from our clinical trials continue other treatments for their disease. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Consequently, interim data should be viewed with caution until we make the final data and analysis available.

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

Gene therapy in general, and genome editing in particular, remain novel technologies, with only a limited number of gene therapy products, and only one ex vivo genome editing product, approved to date in the U.S. and EU. Public perception may be influenced by claims that gene therapy or genome editing, including the use of CRISPR/Cas9, is unsafe or unethical, or carries an undue risk of side effects, such as improper modification of a gene sequence in a patient’s chromosome that could lead to cancer, and gene therapy or genome editing may not gain the acceptance of the public or the medical community. In particular, our success will depend upon physicians who specialize in the treatment of diseases targeted by our product candidates prescribing treatments that involve the use of our product candidates in lieu of, or in addition to, existing treatments with which they are more familiar and for which greater clinical data may be available. In addition, responses by the U.S., state or foreign governments to negative public perception or ethical concerns may result in new legislation or regulations that could limit our ability to develop or commercialize any product candidates, obtain or maintain regulatory approval or otherwise achieve profitability. More restrictive statutory regimes, government regulations or negative public opinion could have an adverse effect on our business, financial condition and results of operations and prospects, and may delay or impair the development and commercialization of our product candidates or demand for any products we may develop. For example, certain gene therapy trials led to several well-publicized adverse events, including cases of leukemia and death. Serious adverse events, such as these, in our clinical trials, or other clinical trials involving gene therapy or genome editing products or our competitors’ products, even if not ultimately attributable to the relevant product candidates, and the resulting publicity could result in increased government regulation, unfavorable public perception, potential regulatory delays in the testing or approval of our product candidates, stricter labeling requirements for those product candidates that are approved and a decrease in demand for any such product candidate. In addition, the use of the technology by third parties in areas that are not being pursued by us, such as for targeting and editing of embryonic cells, could adversely impact public and governmental perceptions regarding the ethics and risks of the CRISPR/Cas9 technology and lead to social or legal changes that could limit our ability to apply the technology to develop human therapies addressing disease. For example, reports of the use of CRISPR/Cas9 in China and Russia to edit embryos in utero have generated, and may continue to generate, negative public perception about the use of the technology in humans. Negative public and governmental perception of the technology, or additional governmental regulation of our technologies, could also adversely affect our stock price or our ability to enter into revenue generating collaborations or obtain additional funding from the public markets.

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

We are at a clinical stage of development and our technology and approach has not yet led, and may never lead, to the approval or commercialization of any of our product candidates, including NTLA-2001 for ATTR amyloidosis, NTLA-2002 for HAE, or NTLA-3001 for AATD, or to our other product candidates being deemed appropriate for clinical development and ultimately approval by a regulatory agency. Even if we are successful in building our pipeline of product candidates, completing clinical development, establishing the necessary manufacturing processes and capabilities, obtaining regulatory approvals and commercializing product candidates will require substantial additional funding and are subject to the risks of failure inherent in therapeutic product development. Investment in biopharmaceutical product development involves significant risk that any potential product candidate will fail to demonstrate acceptable safety and efficacy profiles, gain regulatory approval, or become commercially viable.

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

We are a clinical-stage company. We were founded and commenced operations in mid-2014. All of our product candidates are still in preclinical development or clinical trials. We have not yet demonstrated our ability to successfully complete any clinical trials, including large-scale, pivotal clinical trials, obtain marketing approvals, manufacture clinical and commercial scale therapeutics, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful commercialization. Our ability to generate product revenue or profits, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates, which may never occur. We may never be able to develop or commercialize a marketable product.

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

We are not profitable and have incurred losses in each period since our inception. Our net loss was $390.1 million for the nine months ended September 30, 2024. As of September 30, 2024, we had an accumulated deficit of $2,048.5 million. We expect these losses to increase as we continue to incur significant research and development and other expenses related to our ongoing operations, seek regulatory approvals for our future product candidates, scale-up manufacturing capabilities, maintain, expand and protect our intellectual property portfolio and hire additional personnel to support the development of our product candidates and to enhance our operational, financial and information management systems. We expect to finance our operations through a combination of collaboration revenue, equity or debt financings or other sources, which may include collaborations with third parties.

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

The Commonwealth of Massachusetts, where most of our employees are based, also has laws that expand on federal laws or create additional rights for employees or obligations for employers. For example, on July 1, 2018, the Massachusetts Equal Pay Act went into effect, which added protections employers must comply with regarding pay equity for “comparable work.” In addition, on July 31, 2024, Massachusetts passed the Frances Perkins Workplace Equity Act, requiring disclosure of the pay range for a particular job under certain circumstances, including job postings, promotions, or when an employee requests. There is currently uncertainty regarding the exact scope of these new legal limits and such uncertainty may remain for the foreseeable future. We may face increased employment and legal costs to ensure we are complying with these laws.

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

Risks Related to Data and Privacy

Our internal computer systems, or those of our collaborators or other contractors or consultants, may fail or suffer security breaches or compromises, which could result in a material disruption of our operations and development efforts.

We are increasingly dependent upon information technology systems, infrastructure, and data to operate our business. In the ordinary course of business, we collect, store, and transmit large amounts of confidential information (including but not limited to intellectual property, such as trade secrets, proprietary business information, and personal information). It is critical that we do so in a secure manner to maintain the confidentiality and integrity of such confidential information. We have also outsourced elements of our operations to third parties, and as a result we manage a number of third party vendors who may or could have access to our confidential information. Our third party collaborators, vendors and service providers (including our CMOs and CROs) also have access to large amounts of confidential information relating to our operations, including our research and development efforts. The size and complexity of our information technology systems, and those of third party vendors, service providers and collaborators, and the large amounts of confidential information stored on those systems, make such systems potentially vulnerable to service interruptions or systems failures, or to cybersecurity incidents, breaches or compromises from inadvertent or intentional actions by our employees, third party vendors, service providers, collaborators, and/or business partners, or from cyber-attacks by malicious third parties.

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

Further, the U.S. federal and state governments, as well as other jurisdictions, have myriad laws regulating the collection, storage, distribution, safeguarding and use of personal information of employees, patients, agents, and others. These different laws governing the privacy and security of health and other personal information often differ from each other in significant ways and may not have the same effective requirements, thus complicating efforts to comply with their respective provisions. For example:

•
the California Consumer Privacy Act (“CCPA”) requires covered companies to provide disclosures to California consumers and afford such consumers rights with respect to their personal information, including the rights to request deletion of their information, receive the information on record for them, know what categories of information are being maintained about them, and opt-out of certain sales of their information. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches that result in the loss of personal information, which may increase the likelihood of, and risks associated with, data breach litigation. The CCPA was amended by the California Privacy Rights Act (“CPRA”), which went into effect on January 1, 2023, and substantially modified the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information, establishing a state agency vested with the authority to enforce the CCPA and by creating additional obligations with respect to the processing of personal information, including regulating personal information collected about employees, applicants and retirees as well as that which is collected in a business to business capacity. We anticipate additional costs associated with CCPA and other U.S. state privacy law compliance and we cannot yet fully determine the impact that such laws, regulations and standards may have on our business;
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 5. Other Information

Rule 10b5-1 Trading Plans

The following table describes for the three months ended September 30, 2024 each trading arrangement under which the Company’s directors or officers adopted, materially modified, or terminated any contract, instruction, or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement.

Name (Title)	Action Taken (Date of Action)	Type of Trading Arrangement	Nature of Trading Arrangement	Duration of Trading Arrangement	Aggregate Number of Securities
James E. Basta (EVP, General Counsel)	Adoption (July 11, 2024)	Rule 10b5-1 trading arrangement	Sale

Until the earlier of (a) November 11, 2024; (b) the first date on which all trades have been executed or all trading orders related to such trades have expired; and (c) the date on which the plan holder gives notice to terminate the plan.

					Indeterminable (1)
Muna Bhanji (Director)	Adoption (September 27, 2024)	Rule 10b5-1 trading arrangement	Sale	Until the earlier of (a) June 20, 2025; (b) the first date on which all trades have been executed or all trading orders related to such trades have expired; and (c) the date on which the plan holder gives notice to terminate the plan.	3,624

(1) The number of shares that will be sold in accordance with this trading arrangement is indeterminable at the time of the filing of this Quarterly Report on Form 10-Q for the period ended September 30, 2024. Upon vesting of RSUs, it is the Company’s policy to immediately initiate a sell-to-cover in order to satisfy any applicable tax withholding obligations on behalf of the employee. The number of shares sold in the sell-to-cover will vary based on the market price of the Company’s common stock at the time of settlement. Any remaining shares held by Mr. Basta after the sell-to-cover may be sold pursuant to the terms of this trading arrangement.

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

Dated: November 7, 2024

INTELLIA THERAPEUTICS, INC.

By:	/s/ John M. Leonard
John M. Leonard, M.D.
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Edward J. Dulac III
Edward J. Dulac III
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Michael P. Dube
Michael P. Dube
Vice President, Chief Accounting Officer
(Principal Accounting Officer)