Form 10-K
period 2024-12-31
Intellia Therapeutics, Inc.
filed 2025-02-27
CIK 1652130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $1,916,954,312 as of June 30, 2024 (based on a closing price of $22.38 per share as quoted by the Nasdaq Global Market as of such date). In determining the market value of non-affiliate common stock, shares of the registrant’s common stock beneficially owned by officers, directors and affiliates have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The registrant had 103,517,460 shares of Common Stock, $0.0001 par value per share, outstanding as of February 14, 2025.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference certain information from the registrant’s definitive Proxy Statement for its 2025 annual meeting of shareholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year end of December 31, 2024. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

Intellia Therapeutics, Inc.

Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2024

Forward-looking Information

This Annual Report on Form 10-K contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may be identified by such forward-looking terminology as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. Our forward-looking statements are based on a series of expectations, assumptions, estimates and projections about our company, are not guarantees of future results or performance and involve substantial risks and uncertainty. We may not actually achieve the plans, intentions or expectations disclosed in these forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in these forward-looking statements. Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including the risks and uncertainties inherent in our statements regarding:

•
our ability to execute our clinical study strategy for nexiguran ziclumeran (“nex-z,” also referred to as NTLA-2001), our program for the treatment of transthyretin (“ATTR”) amyloidosis, including the ability to successfully complete our global Phase 3 study for ATTR amyloidosis with cardiomyopathy (“ATTR-CM”), to complete our global Phase 3 study for hereditary ATTR amyloidosis with polyneuropathy (“ATTRv-PN”), file a biologics license application (“BLA”) or comparable marketing application within a certain time period, or the success of such program;
•
our ability to execute our clinical study strategy for NTLA-2002, our program for the treatment of hereditary angioedema (“HAE”), including the ability to successfully complete our global Phase 3 study, generate results supporting the potential of NTLA-2002 to be a functional cure for HAE, file a BLA or comparable marketing application within a certain time period, or the success of such program;
•
our ability to manufacture or obtain materials for our preclinical and clinical studies, and our product candidates;
•
our ability to advance any product candidates into, and successfully complete, clinical studies, including clinical studies necessary for regulatory approval and commercialization, and to demonstrate to applicable regulators that the product candidates are safe and effective and that their benefits outweigh known and potential risks for the intended patient population;
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
•
The approaches we are taking to discover and develop novel therapeutics using CRISPR/Cas9 systems are unproven and may never lead to marketable products.
•
If we are unable to develop viable product candidates, achieve regulatory approval for any such product candidate or market and sell any resulting product, we may never achieve profitability.
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
•
Negative public opinion and increased regulatory scrutiny of CRISPR/Cas9 use, genome editing or gene therapy may damage public perception of the safety of our product candidates and adversely affect our ability to conduct our business or obtain regulatory approvals for such product candidates.
•
Even if we obtain regulatory approval of any product candidates, such candidates may not gain market acceptance among physicians, patients, hospitals, third party payors and others in the medical community.
•
We could be unsuccessful in obtaining or maintaining adequate patent protection for one or more of our products or product candidates or asserting and defending our intellectual property rights that protect our products and technologies.
•
We have licensed intellectual property from third parties for use in our programs, and termination or modification of any of these licenses could result in the loss of those intellectual property rights, which could harm our business.
•
We have never generated any revenue from product sales and our ability to generate revenue from product sales and become profitable depends significantly on our success in a number of areas.
•
We have incurred net losses in each period since our inception, anticipate that we will continue to incur net losses in the future and may never achieve profitability.
•
In vivo genome editing products and ex vivo engineered cell therapies based on CRISPR/Cas9 genome editing technology are novel, complex and difficult to manufacture.
•
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

PART I

Item 1. Business

Overview

Intellia Therapeutics, Inc. (“we,” “us,” “our,” “Intellia,” or the “Company”) is a leading clinical-stage gene editing company focused on revolutionizing medicine with CRISPR-based therapies. CRISPR is a gene editing technology which is also sometimes referred to as CRISPR/Cas or CRISPR/Cas9 when referring to the use of CRISPR technology with the Cas9 enzyme. Since its inception, Intellia has focused on leveraging gene editing technology to develop novel, first-in-class medicines that address important unmet medical needs and advance the treatment paradigm for patients. Intellia’s deep scientific, technical and clinical development experience, along with its people, are helping set the standard for a new class of medicine. To harness the full potential of gene editing, Intellia continues to expand the capabilities of its CRISPR-based platform with novel editing and delivery technologies.

Our mission is to transform the lives of people with severe diseases by developing potentially curative genome editing treatments.

Our lead in vivo product candidates, nexiguran ziclumeran (“nex-z”, also referred to as NTLA-2001) for the treatment of transthyretin (“ATTR”) amyloidosis and NTLA-2002 for the treatment of hereditary angioedema (“HAE”), are the first CRISPR-based therapy candidates to be administered systemically, via intravenous (“IV”) infusion, for precision editing of a gene in a target tissue in humans. In addition, we are advancing ex vivo programs, wholly owned and in collaboration with partners, to develop product candidates for the treatment of immuno-oncology and autoimmune diseases, and multiple in vivo programs, also wholly owned and in collaboration with partners, to address diseases with significant unmet medical need by delivering gene editing therapeutics to organs outside the liver.

For over a decade, we have been applying novel technologies, such as CRISPR-based gene editing technologies and lipid nanoparticle (“LNP”) delivery technologies, to develop in vivo and ex vivo product candidates. Our in vivo product candidates address genetic diseases by deploying our technologies, including CRISPR/Cas9 delivered by LNPs, as the therapy for diseases with high unmet need. For our ex vivo product candidates, we apply our technologies to create engineered cell therapies to address immuno-oncology and autoimmune diseases. Our deep scientific, technical and clinical development experience have enabled us to develop first-in-class therapeutic applications of CRISPR/Cas9 and our other technologies, opening a new frontier in genetic medicine.

Treating—and potentially curing—a broad range of severe diseases requires the application of multiple technologies. With our proprietary technologies at the core of our platform, we continue to research and develop new gene editing and delivery technologies to expand our therapeutic opportunities, furthering progress on the frontier of genetic medicine and generating additional development candidates.

Strategy

Our strategy is to develop and commercialize our product candidates and further our gene editing technology to develop new product candidates, expanding the application of gene editing medicine. Our approach to realizing the broad potential of genome editing includes:

Focusing on Developing and Commercializing Our Lead In Vivo Product Candidates, Enabling the Potential of the CRISPR/Cas9 System. We are focused on successfully completing late-stage clinical development of our lead product candidates, nex-z for the treatment of ATTR amyloidosis and NTLA-2002 for the treatment of HAE. As the only in vivo genome editing product candidates in Phase 3 clinical trials, our lead product candidates are positioned at the forefront of genomic medicine. Our strategy involves building a foundation designed to position us for the successful commercial launch of our product candidates.

Progressing Ex Vivo Therapeutic Programs. We are researching proprietary engineered cell therapies to treat various cancers and autoimmune diseases. We are deploying our LNP-based cell engineering platform and a proprietary allogeneic technology, a first-of-its-kind solution designed to avoid immune rejection by both T cells and natural killer (“NK”) cells, to advance a pipeline of wholly owned and partnered ex vivo programs. We are pursuing targeting modalities, such as T cell receptors (“TCRs”) and chimeric antigen receptors (“CARs”), with broad potential in multiple immuno-oncology and autoimmune indications.

Advancing the Science of Genome Editing. Since our founding, we have been at the scientific forefront of genome editing. Our scientific co-founder, Dr. Jennifer Doudna, and her collaborators developed the Nobel Prize-winning CRISPR/Cas9 system. The versatility of this groundbreaking genome editing system opened the door to numerous scientific breakthroughs and provided the foundation of our genome editing therapeutics, including those that led to our first-in-class clinical product candidates. The versatility of the CRISPR/Cas9 system is exemplified by the diverse types of edits it can facilitate, including knockouts, repairs and insertions, which can be accomplished solely by the endonuclease activity of the Cas9 enzyme or by fusing variants of the Cas9 enzyme to other proteins that can edit double-stranded deoxyribonucleic acid (“DNA”) at specific locations in various ways. CRISPR/Cas9 systems comprise a Cas9 enzyme, or a variant thereof, and a ribonucleic acid (“RNA”) molecule, called a guide RNA (“gRNA”). The complex formed by the Cas9 enzyme and the gRNA enable CRISPR/Cas9 systems’ features by precisely targeting and binding a specific sequence in double-stranded DNA.

We continue to advance the science of genome editing, and therapeutic applications of CRISPR/Cas9 systems, in order to maximize our opportunity to develop clinically successful products. In executing this research strategy, we have applied a risk-mitigated approach to selecting indications with significant unmet medical needs based on four primary criteria:

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

We have built a broad genome editing toolbox, which enables us to select the best tools to develop novel product candidates for each therapeutic application. We continue to invest selectively in developing and deploying our platform capabilities, including innovative genome editing, delivery and cell engineering technologies to advance new therapeutic programs. We will also continue to explore accessing external technologies or opportunities to enhance our leadership position in developing innovative therapeutics.

Our Pipeline

The following table summarizes the status of our most advanced programs:

PROGRAM	APPROACH	Research and Preclinical	Early-Stage Clinical	Late-Stage Clinical	PARTNERS
In Vivo: CRISPR is the therapy					
NTLA-2002: Hereditary Angioedema	Knockout	■	■	■	Intellia Therapeutics
Nex-z*: Transthyretin Amyloidosis	Knockout	■	■	■	LEAD Intellia Therapeutics; Regeneron
Hemophilia B***	Insertion	■	■		Intellia Therapeutics; Regeneron LEAD
Research Programs for Other Targets	Various	■			Intellia Therapeutics**; ReCode; Regeneron; SparingVision
Ex Vivo: CRISPR creates the therapy					
Research Programs	Allogeneic and other	■			Intellia Therapeutics**; AvenCell; kyverna; ONK Therapeutics

Lead refers to lead development and commercial party.
* Nex-z (nexiguran ziclumeran), formerly referred to as NTLA-2001.
** Intellia is advancing both wholly owned and partnered programs.
*** Hemophilia B is being advanced by Regeneron – Intellia is eligible for milestones and royalties.

In Vivo Programs

Our lead in vivo programs are the only Phase 3 genome editing product candidates designed to address unmet need in patients with ATTR amyloidosis and HAE. Our in vivo research efforts focus on pursuing additional targets within the liver and expanding delivery technology to enable product candidates for diseases outside the liver.

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

Our Approach

NTLA-2002 is a wholly owned, investigational in vivo CRISPR-based therapy designed to knock out the kallikrein B1 (“KLKB1”) gene in the liver, with the goal of achieving lifelong control of HAE attacks after a single dose. It also aims to eliminate the significant treatment burden associated with currently available HAE therapies.

About the NTLA-2002 Clinical Program

In October 2024, we announced the initiation of the Phase 3 HAELO study of NTLA-2002. HAELO is a global, randomized, double-blind, placebo-controlled study to evaluate the efficacy and safety of NTLA-2002 in 60 adults with Type I or Type II HAE. Patients will be randomized 2:1 to receive a single 50 mg infusion of NTLA-2002 or placebo. Patients randomized to the placebo arm will be eligible for optional crossover to NTLA-2002 at week 28. The primary endpoint is the number of HAE attacks from week 5 through week 28. In January 2025, we announced that the first patient had been dosed in the global Phase 3 study. We expect to complete enrollment in the second half of 2025 and submit a biologics license application (“BLA”) in the second half of 2026 to support plans for a potential United States (“U.S.”) launch in 2027.

Also in October 2024, we presented positive Phase 2 data from the ongoing Phase 1/2 study of NTLA-2002, with results continuing to support the potential of NTLA-2002 to be a functional cure for HAE in most patients. Eight of 11 patients in the 50 mg arm ceased having any attacks during the 16-week primary observation period after a single dose of NTLA-2002. These eight patients continued to be attack-free as of the cutoff date. NTLA-2002 was well tolerated. The most frequent adverse events (“AEs”) were headache, fatigue and nasopharyngitis. There have been no serious AEs, and all AEs were either Grade 1 or 2. These interim data were published in The New England Journal of Medicine and presented at the 2024 American College of Allergy, Asthma & Immunology (“ACAAI”) Scientific Meeting in Boston, Massachusetts.

We expect to present longer-term data from the ongoing Phase 1/2 study in 2025, which will include patients in the Phase 2 portion who initially received a 25 mg dose or placebo and were subsequently given the 50 mg dose of NTLA-2002 selected for the Phase 3 study.

We have received five regulatory designations for NTLA-2002, including orphan designation in the European Union (“EU”) granted by the European Commission (“EC”) in November 2023. NTLA-2002 was also granted orphan designation and Regenerative Medicine Advanced Therapy (“RMAT”) designation by the U.S. Food and Drug Administration (“FDA”), the Innovation Passport by the United Kingdom (“U.K.”) Medicines and Healthcare products Regulatory Agency (“MHRA”), as well as access to the Priority Medicine (“PRIME”) program by the European Medicines Agency (“EMA”). Access to the PRIME program is granted by the EMA to drug candidates that may offer a major therapeutic advantage over existing treatments or that benefit patients without treatment options.

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

In addition to the hereditary forms described above, ATTR amyloidosis can also develop spontaneously in the absence of any TTR gene mutation. This wild-type ATTR (“ATTRwt”) is increasingly being recognized as a significant and often undiagnosed cause of heart failure in the elderly and is the subject of active investigation. Recent estimates suggest that, globally, between 250,000 and 500,000 people may suffer from ATTRwt with cardiomyopathy (“ATTRwt-CM”).

Limitations of Current Treatment Options

Currently, there are three marketed therapies for the treatment of ATTRv-PN approved in the U.S., and five approved in most major markets outside of the U.S. While these therapies have shown the potential to slow or halt the progression of neuropathic symptoms, and in some patients lead to an improvement in symptoms, their approved prescribing instructions require them to be administered chronically for the life of the patient in order to sustain benefit. Additionally, patient response to these therapies varies. While some patients may experience symptomatic improvement after being treated with these therapies, the disease continues to progress in many of the treated patients, which highlights the continued need for efficacious and potentially curative therapies. At present, there are two therapies approved for ATTR amyloidosis with cardiomyopathy (“ATTR-CM”) (including both ATTRv-CM and ATTRwt-CM) which have shown the ability to improve patient outcomes, though most patients still appear to have the progressive disease. As with the treatments for ATTRv-PN, chronic, lifetime dosing is required to sustain the therapeutic effects.

Our Approach

Nex-z is an investigational CRISPR-based therapy designed to inactivate the TTR gene in liver cells, thereby preventing the production of TTR protein for the treatment of ATTR amyloidosis. Delivered with our in vivo LNP technology, nex-z offers the possibility of halting and reversing the disease by driving a deep, consistent and potentially lifelong reduction in TTR protein after a single dose. Using this approach, we aim to address ATTR amyloidosis regardless of the disease manifestation. It has been clinically validated that a significant correlation between TTR protein reduction and therapeutic benefit exists. Additionally, these studies suggest that loss of TTR gene expression from the liver would be well-tolerated in adult humans. We believe our approach may improve patient outcomes by significantly and consistently reducing TTR protein after a single dose, as opposed to life-long, chronic therapy.

About the Nex-z Clinical Program

ATTR Amyloidosis with Cardiomyopathy (“ATTR-CM”):

In 2024, we initiated the pivotal Phase 3 MAGNITUDE trial. The MAGNITUDE trial is a randomized, double-blind, placebo-controlled study to evaluate the efficacy and safety of nex-z in adults with ATTR-CM. The primary endpoint of the study is a composite of cardiovascular (“CV”)-related mortality and events. Patients will be randomized 2:1 nex-z:placebo, with a single 55 mg infusion of nex-z administered. In March 2024, the first patients in the U.S. and globally were dosed. The MAGNITUDE trial is currently enrolling and we anticipate enrollment to exceed 550 total patients by the end of 2025.

In November 2024, we presented new data from the ATTR-CM arm of the ongoing Phase 1 study. Across all patients (n=36), a single dose of nex-z led to consistently rapid, deep and sustained serum TTR reduction, regardless of baseline levels, through the latest follow-up. At month 12, the mean serum TTR reduction was 90%, and the mean absolute residual serum TTR concentration was 17 µg/mL. With 11 patients who had reached 24 months of follow-up as of November 2024, all patients continued to show a sustained response with no evidence of a waning effect over time. The consistently low levels of serum TTR are anticipated to reduce the rate of ongoing amyloid formation and potentially allow for amyloid clearance and improvement in cardiac function. Nex-z was generally well tolerated across all patients.

Hereditary ATTR Amyloidosis with Polyneuropathy (“ATTRv-PN”):

In November 2024, we announced that the FDA has cleared our nex-z Investigational New Drug (“IND”) application to initiate the MAGNITUDE-2 pivotal Phase 3 trial for ATTRv-PN. MAGNITUDE-2 is an international, randomized, double-blind, placebo-controlled study to evaluate the efficacy and safety of nex-z in 50 adults with ATTRv-PN. Patients will be randomized 1:1 to receive a single 55 mg infusion of nex-z or placebo. Patients randomized to the placebo arm will be eligible for optional crossover to receive nex-z following month 18. The primary endpoints are the change from baseline in modified Neuropathy Impairment Score +7 (mNIS+7) at month 18 and serum TTR at day 29. The mNIS+7 scale is a validated measure specifically designed to assess and quantify polyneuropathy impairment, including muscle weakness, muscle stretch reflexes, sensory loss and autonomic impairment. We are actively screening patients for the Phase 3 MAGNITUDE-2 study and are on track to dose the first patient in the first quarter of 2025.

In November 2024, we presented new data from the ATTRv-PN arm of the ongoing Phase 1 study. Across patients who received a dose of 0.3 mg/kg or higher (n=33), the mean serum TTR reduction was 91% and the mean absolute residual serum TTR concentration was 20 µg/mL at month 12. With 16 patients who had reached 24 months of follow-up as of November 2024, all patients continued to show a sustained response with no evidence of a waning effect over time. It is anticipated that greater TTR reduction may lead to a greater clinical benefit in patients with ATTRv-PN. Nex-z was generally well tolerated across all patients and at all dose levels tested.

Nex-z has received orphan drug designation for the treatment of ATTR amyloidosis by both the FDA and the EC and has received RMAT designation from the FDA for the treatment of ATTRv-PN.

We expect to present longer-term data from both ATTR-CM and ATTRv-PN patients in the Phase 1 study in 2025, which will include updated measures of clinical efficacy and safety.

Nex-z is the subject of a co-development and co-promotion (“Co/Co”) agreement (the “ATTR Co/Co”) with Regeneron Pharmaceuticals, Inc. (“Regeneron”), for which we are the clinical and commercial lead party and Regeneron is the participating party. Regeneron shares in approximately 25% of worldwide development costs and commercial profits for the ATTR program and has an option to enter into a co-promotion agreement for the U.S. commercialization. For more information regarding our collaboration with Regeneron, see the section below entitled “Collaborations - Regeneron Pharmaceuticals, Inc.”

Ex Vivo Programs

We and our collaboration partners are advancing preclinical programs utilizing our allogeneic platform for the treatment of immuno-oncology and autoimmune diseases. Our proprietary allogeneic cell engineering platform avoids both T cell- and NK cell-mediated rejection in preclinical models, an unsolved challenge with other investigational allogeneic approaches. Cell therapies engineered with our allogeneic platform, combined with edits to enhance cell function, could offer a new approach to target both hematological and solid tumors. Our proprietary cell engineering technologies, including our LNP-based cell engineering platform and novel allogeneic solution, are designed to offer significant advantages over both autologous cell therapies and allogeneic approaches being investigated by others, and could be used to treat patients with cancer.

•
We are developing an allogeneic CAR T cell therapy, which uses cells derived from unrelated donors and modified outside of the human body to allow them to be administered to and persist in an unrelated patient. Preclinical data based on our differentiated allogeneic engineering platform applied a novel combination of gene edits, including knockout of specific human leukocyte antigen (“HLA”) Class I and II proteins to avoid rejection by T cells while retaining and matching one select HLA protein that is important for blocking NK cells. This strategy led to persistent allogeneic T cells, comparable to autologous T cells, in preclinical models. With our approach, we may be able to pursue a simplified HLA matching strategy between healthy donor T cells and recipient patients, allowing for the development of an “off-the-shelf” therapy that could address the majority of the patient population with only a small set of donors.
•
In addition, we strategically partner with others who possess complementary capabilities or technologies to bring forth innovative engineered cell therapy candidates outside of our core areas of focus, such as our collaborations with AvenCell Therapeutics, Inc., Kyverna Therapeutics, Inc., and ONK Therapeutics, Ltd.

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

Our Research Programs

We are expanding the range of diseases that can be targeted with our CRISPR-based technologies by expanding our genome editing and delivery technologies to develop new product candidates. This includes advancing gene editing programs in tissues outside the liver, either independently or in collaboration with partners, and using new gene editing technologies, including DNA writing.

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

We have applied our comprehensive genome editing platform to discover and develop multiple product candidates with complex compositions, including LNPs comprising messenger RNA and gRNA as well as adeno-associated virus (“AAV”) vectors when required for insertion. The product candidates we discovered and developed, both wholly owned and together with our collaborators, apply a broad spectrum of genome editing approaches, including the knockout, insertion, and/or modification of genes. Based on both non-human primate (“NHP”) and rodent disease models, we have demonstrated the ability to knockout multiple targets in the liver, including TTR, KLKB1, SERPINA1, hydroxyacid oxidase 1 (“HAO1”) and lactate dehydrogenase A (“LDHA”). We have also demonstrated in NHP and rodent preclinical models the ability to precisely insert a gene, including SERPINA1 and Factor 9 (“F9”), to produce normal human levels of the missing protein.

In addition, we have developed a leading LNP platform that has proven to be critical to the initial success of our, and our collaborators’, liver-focused product candidates, where we deliver the CRISPR/Cas9 therapy intravenously to patients using our proprietary LNP platform. In our research programs, we are focusing on applying those learnings from our initial in vivo applications in the liver, to expand our delivery technology to develop product candidates that require delivery to tissues other than the liver. We believe that our proprietary LNP platform provides distinct advantages over other delivery technologies because, inter alia, our LNPs provide our product candidates with stability, selective delivery, improved pharmacologic properties and controlled circulation time. LNPs are chemically well-defined and have a completely synthetic route of manufacture, which permits greater scalability, product quality and controls. LNPs are tunable, do not exhibit cargo size limitations and can co-formulate different nucleic acid components, such as messenger RNA and gRNAs. There is no pre-existing immunity to the LNP or limiting de novo immunity after dosing, allowing for repeat dosing as required by the therapeutic approach. We are currently advancing our programs using our proprietary LNP delivery system, which uses a set of biodegradable, well-tolerated lipids, based on lipids originally developed by Novartis Institutes for BioMedical Research, Inc. (“Novartis”) and in-licensed by us for use with all genome editing technologies, including CRISPR/Cas9 products.

Collaborations and Other Arrangements

To accelerate the development and commercialization of CRISPR/Cas9-based products in multiple therapeutic areas, we have formed, and intend to seek other opportunities to form, strategic alliances with collaborators who can augment our leadership in CRISPR/Cas9 therapeutic development.

Regeneron Pharmaceuticals, Inc. (“Regeneron”)

In April 2016, we entered into a license and collaboration agreement with Regeneron (as amended from time to time, the “2016 Regeneron Agreement”). The 2016 Regeneron Agreement has two principal components: (i) a product development component under which the parties will research, develop and commercialize CRISPR/Cas-based therapeutic products primarily focused on genome editing in the liver, and (ii) a technology collaboration component, pursuant to which we and Regeneron will engage in research-related activities aimed at discovering and developing novel technologies and improvements to CRISPR/Cas technology to enhance our genome editing platform. Under this agreement, we also may access the Regeneron Genetics Center and proprietary mouse models to be provided by Regeneron for a limited number of our liver programs. As currently amended, the technology collaboration, and related target selection rights, under the 2016 Regeneron Agreement extends until April 2026. In addition, the 2016 Regeneron Agreement has been amended to (a) increase the number of exclusive in vivo targets to which Regeneron may develop CRISPR/Cas-based therapeutic products to fifteen and (b) grant Regeneron a non-exclusive license under certain of our intellectual property (“IP”) to independently develop and commercialize up to 10 CRISPR/Cas-based ex vivo gene edited products made using certain defined cell types. In September 2023, we further amended the 2016 Regeneron Agreement (the “2023 Regeneron Amendment”) to expand the research and development collaboration to develop additional in vivo CRISPR-based gene editing therapies focused on neurological and muscular diseases. The expanded research and development collaboration leverages our proprietary Nme2 CRISPR/Cas9 genome editing systems adapted for viral vector delivery and designed to precisely modify a target gene and Regeneron’s proprietary antibody-targeted AAV vectors and delivery systems; each party will have the opportunity to lead potential development and commercialization for one product candidate, and the party that is not leading development and commercialization will have the option to enter into a co-development and co-commercialization agreement for the target. Under the 2016 Regeneron Agreement, we will be eligible to receive up to $320.0 million per in vivo target in development and commercial milestone payments, as well as up to mid-single-digit royalties on potential future sales.

In 2018, we entered into the ATTR Co/Co agreement with Regeneron. In May 2020, we entered into co-development and co-funding agreements for the treatment of hemophilia A and hemophilia B (the “Hemophilia Co/Co”) agreements. We terminated the hemophilia B Co/Co agreement in September 2024. We will continue to support Regeneron with the development of gene editing products directed to hemophilia B, as applicable, under the 2016 Regeneron Agreement.

AvenCell Therapeutics, Inc. (“AvenCell”)

AvenCell was formed in July 2021 as a joint venture between us, Cellex Cell Professionals GmbH (“Cellex”) and funds managed by Blackstone Life Sciences Advisors L.L.C. (“BXLS”). As part of our contribution to AvenCell, we entered into a license and collaboration agreement (the “AvenCell LCA”), under which we are collaborating with AvenCell to develop allogeneic universal CAR-T cell therapies and which granted AvenCell a license to develop and commercialize genome edited universal CAR-T cell therapies (limited to its use with their switchable, universal CAR-T cell UniCAR and RevCAR platforms). In exchange for the license, we received a 33.33% equity interest in AvenCell at the time of the initial closing. In the fourth quarter of 2024, AvenCell completed a Series B financing which resulted in our equity interest being reduced to below 10%.

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

In December 2024 SparingVision provided notice to us to terminate one of their three ocular targets due to a reprioritization strategy, effective in November 2024.

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

ONK Therapeutics, Ltd. (“ONK”)

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

Rewrite Therapeutics Inc. (“Rewrite”)

On February 2, 2022, we entered into an Agreement and Plan of Merger with, inter alia, Rewrite (the “Rewrite Merger Agreement”). Under the Rewrite Merger Agreement, we agreed to pay Rewrite’s former stockholders and option holders (the “Rewrite Holders”) (a) upfront consideration in an aggregate amount of approximately $45.0 million payable in cash, excluding customary purchase price adjustments, and (b) up to an additional $155.0 million in milestone payments, including $55.0 million upon the achievement of certain pre-specified research milestones and $100.0 million upon achievement of a certain regulatory approval milestone, payable through a mixture of $130.0 million in cash and $25.0 million in shares of common stock. In September 2022, Rewrite merged into Intellia, with Intellia as the surviving entity. In January 2023, a $25.0 million research milestone was achieved and, in February 2023, we paid the Rewrite Holders a mixture of cash and 567,045 shares of common stock in order to fulfill this obligation.

ReCode Therapeutics, Inc. (“ReCode”)

On February 14, 2024, we entered into a license, collaboration and option agreement with ReCode (the “ReCode LCA”), a clinical-stage genetic medicines company, to develop novel genomic medicines for the treatment of cystic fibrosis (“CF”). The ReCode LCA leverages our proprietary CRISPR-based gene editing platform, including our DNA writing technology, and ReCode’s proprietary Selective Organ Targeting (“SORT”) LNP delivery platform to precisely correct one or more CF disease-causing gene mutations. As part of the agreement, ReCode and Intellia will focus initial research efforts on therapeutic approaches that address CF for patients who have limited or no treatment options available, with the opportunity to expand the scope of the collaboration in later phases. We will be responsible for the design of the editing strategy and research-grade components for the investigational therapies. ReCode will lead the subsequent preclinical and clinical development and worldwide commercialization for certain programs arising from the collaboration and we will be eligible to receive certain development and commercial milestone payments, as well as low-to-mid-single-digit royalties on potential future sales. We also have an option to lead commercialization in the U.S. for certain programs (the “Co/Co option”).

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

We have a broad portfolio of wholly owned and in-licensed patents and patent applications, including foundational filings on the use of CRISPR/Cas9 systems for genome editing, as well as improvement to CRISPR/Cas9 systems, such as base editor and DNA writing technologies, and delivery technologies, including LNP technologies. We co-own some of these patent portfolios with our collaboration partners, such as Regeneron, and we have licensed some of these patent portfolios from licensors, including Caribou Biosciences, Inc. (“Caribou”) and others. If issued, patents resulting from our wholly owned patent portfolio, which may claim our product candidates, would expire no earlier than 2036.

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

The Caribou License includes an exclusive sublicense in our field of use to the Regents of the University of California (“UC”) and University of Vienna’s (“Vienna”) rights in U.S. and foreign patents and patent applications covering the CRISPR/Cas9 technology, which they co-own with Dr. Emmanuelle Charpentier (collectively, the “UC/Vienna/Charpentier IP”). In July 2015, we exercised our option to include in the licensed Caribou patent portfolio the U.S. and foreign patent and patent applications owned or controlled by Pioneer Hi-Bred International (“Pioneer”) and its affiliates. We have the right to grant sublicenses to the licensed Caribou patent portfolio to third parties in our field of use. Caribou retains the right to practice the licensed IP in all other fields, including for its own specific therapeutic product candidates outside our field of use. The UC/Vienna/Charpentier IP and Pioneer IP, and our rights to the same, are further described below.

We have agreed to pay 30.0% of Caribou’s patent prosecution, filing and maintenance costs for the IP included in the license agreement. Any patents that grant or have granted from these applications will expire in or after 2034, assuming payment of necessary maintenance fees.

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

In April 2013, Caribou entered into an exclusive, worldwide license in all fields, with the right to sublicense, for this patent family with UC/Vienna solely under UC/Vienna ownership rights. Caribou’s license remains in effect for the life of the last-to-expire patent or last-to-be-abandoned patent application licensed, whichever is later. As noted above, under the Caribou License, we have an exclusive, worldwide sublicense to UC/Vienna’s interest in this foundational CRISPR/Cas9 patent family in our field of use. For therapeutic products covered by this license and their companion diagnostics, we will owe mid-single-digit royalties on net sales. We may also be subject to additional milestone payments in the future. Caribou has the right to terminate its agreement with UC/Vienna at any time or the agreement may be terminated by UC/Vienna due to an uncured material breach. We cannot guarantee that Caribou will maintain the UC/Vienna license for its full term. Should the license between Caribou and UC/Vienna be terminated for any reason, any compliant Caribou sublicenses as of the termination date will remain in effect and will be assigned to UC/Vienna in place of Caribou. Specifically, if we are in compliance with our obligations under our sublicense and Caribou and UC/Vienna terminate their agreement, UC/Vienna would replace Caribou as our licensor.

Since 2015, certain U.S. patents and patent applications within the UC/Vienna/Charpentier IP and a patent portfolio owned by the Broad Institute, Massachusetts Institute of Technology, and the President and Fellows of Harvard College (collectively, the “Broad Institute patent family” or the “Broad”) have been involved in interferences at the United States Patent and Trademark Office (“USPTO”)’s Patent Trial and Appeal Board (the “PTAB”). The most recent interference began in 2019 (the “Broad Interference”) and its subject matter pertain to aspects of CRISPR/Cas9 systems and methods to edit genes in eukaryotic cells, including human cells. An interference is an adversarial proceeding conducted by the PTAB to determine who was the first to invent a particular invention claimed in U.S. patents and patent applications owned by different parties and in this situation, to determine which research group first invented the use of the CRISPR/Cas9 technology in eukaryotic cells and, therefore, is entitled to the patents covering the invention. As of December 31, 2024, the interference involved 14 allowable patent applications from the UC/Vienna/Charpentier eukaryotic patent family and 13 patents and one patent application from the Broad Institute patent family. On February 28, 2022, the PTAB issued a Decision of Priority and Judgment in the patent interference, finding that the involved patents and application in the Broad Institute patent family have priority over the patent applications in the UC/Vienna/Charpentier IP with respect to the subject matter of the interference. Both parties appealed to the U.S. Court of Appeals for the Federal Circuit, which held a hearing in May 2024.

In addition, the PTAB has instituted and completed the motions phase in two interferences involving the same UC/Vienna/Charpentier patent applications involved in the Broad Interference—one interference involving certain patent rights owned by ToolGen, Inc. (“ToolGen”) and another involving certain patent rights owned by Sigma-Aldrich Co. LLC, a Merck KGaA subsidiary (“Sigma-Aldrich”). In both interferences, ToolGen and Sigma-Aldrich, respectively, purport that their patent rights cover the use of CRISPR/Cas9 for gene editing in eukaryotic cells. Both interferences are stayed pending a decision from the U.S. Court of Appeals for the Federal Circuit in the Broad Interference. If either the Broad, ToolGen or Sigma-Aldrich were to succeed in their respective interference, the prevailing party or parties could seek to assert its issued patents against us based on our CRISPR/Cas9-based activities, including product commercialization. Defense of these claims, regardless of their merit, would involve substantial litigation expense, would be a substantial diversion of management and other employee resources from our business and may impact our reputation. In the event of a successful claim of infringement against us, we may have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, obtain one or more licenses from third parties, pay royalties, delay launch or redesign our infringing products, which may not be feasible or require substantial time and monetary expenditure. In that event, we may be unable to further develop and commercialize one or more of our product candidates, which could harm our business significantly.

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

Manufacturing

We have entered into certain manufacturing and supply arrangements with third party suppliers to support production of our product candidates and their components. We plan to continue to rely on qualified third party organizations and our own capabilities to produce or process bulk compounds, formulated compounds, viral vectors or engineered cells for IND-supporting activities and to supply materials for clinical trials. We expect that clinical and commercial quantities of any in vivo product or engineered cells that we may seek to develop will be manufactured in good manufacturing practice (“GMP”) compliant facilities and by processes that comply with FDA and other regulatory agency requirements.

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

Specific to our nex-z program, we are aware of other companies that are currently commercializing or developing products and therapies used to treat ATTR amyloidosis, including Alnylam Pharmaceuticals, Inc., AstraZeneca Pharmaceuticals LP, BridgeBio Pharma Inc., Bayer AG, Ionis Pharmaceuticals, Inc., Metagenomi Technologies, LLC, Novo Nordisk A/S, Pfizer, Inc. and YolTech Therapeutics.

Specific to our NTLA-2002 program, we are aware of other companies that are currently commercializing or developing products used to treat HAE, including ADARx Therapeutics, Inc., Astria Therapeutics Inc., BioCryst Pharmaceuticals Inc., CSL Limited, Ionis Pharmaceuticals, Inc., KalVista Pharmaceuticals, Inc., Pharming Group N.V., Pharvaris N.V. and Takeda Pharmaceutical Company Limited.

Our platform and product foci are on the development of therapies using CRISPR-based technologies. Genome editing companies focused on CRISPR-based technologies include: Arbor Biotechnologies, Inc., Beam Therapeutics Inc., Caribou Biosciences, Inc., CRISPR Therapeutics AG, EdiGene, Inc., Editas Medicine, Inc., Emendo Biotherapeutics, Inc., Ensoma, Inc., Excision Biotherapeutics, Inc., Integra Therapeutics, S.L., Mammoth Biosciences, Inc., Metagenomi Technologies, LLC, Modalis Therapeutics Inc., nChroma Bio (formerly Chroma Medicine, Inc.), Prime Medicine, Inc., Scribe Therapeutics, Inc., Tessera Therapeutics, Inc., ToolGen, Inc., Tune Therapeutics, Inc., Verve Therapeutics, Inc. and YolTech Therapeutics.

There are also companies developing therapies using additional genome editing technologies, which include Allogene Therapeutics, Inc., bluebird bio, Inc., Cellectis S.A., Editas Medicine, Inc., Life Edit Therapeutics (an ElevateBio Company), Myeloid Therapeutics, Inc., Poseida Therapeutics, Inc. (acquired by Roche Holdings, Inc.), Precision Biosciences, Inc., Prime Medicine, Inc., Sangamo Therapeutics, Inc., Seamless Therapeutics, Inc., Stylus Medicine, Inc. and Tessera Therapeutics, Inc.

We are also aware of companies developing therapies in various areas related to our specific research and development programs. For ex vivo, these companies include Atara Biotherapeutics, Inc., Allogene Therapeutics, Inc., BRL Medicine, Inc., Caribou Biosciences, Inc., CARSgen Therapeutics Corporation, Cellectis S.A., CRISPR Therapeutics AG, Legend Biotech USA, Inc., Poseida Therapeutics, Inc. (acquired by Roche Holdings, Inc.), Precision BioSciences, Inc., and Sana Biotechnology, Inc. For in vivo, these companies include Beam Therapeutics Inc., CRISPR Therapeutics AG, Editas Medicine, Inc., Ensoma, Inc.,

Metagenomi Technologies, LLC, Orna Therapeutics, Inc., Precision Biosciences, Inc., Prime Medicine, Inc., Tessera Therapeutics, Inc., Vertex Pharmaceuticals, Inc. and Verve Therapeutics, Inc.

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

U.S. Gene and Cell Therapy Products Development Process

The FDA approves biologics, including gene and cellular therapy products, through the BLA process before they may be legally marketed in the U.S. This process generally involves the following:

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

Expedited Development and Review Programs

In the U.S. and the EU, as well as in other countries, there are a number of programs to expedite development, review and approval of products for serious or life-threatening disease or condition that address an unmet medical need in the relevant regulatory jurisdiction. In the U.S., these FDA programs include Fast Track Designation, priority review, accelerated approval, Breakthrough Therapy designation and RMAT. Similar programs in the EU include accelerated assessment, conditional approval and the PRIME program.

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
•
the U.S. federal physician payment transparency requirements, sometimes referred to as the “Physician Payments Sunshine Act,” created under the ACA, and their implementing regulations, which require manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually, to Centers for Medicare & Medicaid Services (“CMS”), information related to payments or other “transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain other licensed healthcare practitioners, and teaching hospitals, as well as ownership and investment interests held by physicians, other healthcare providers, and their immediate family members. Failure to submit required information may result in civil monetary penalties for all payments, transfers of value or ownership or investment interests that are not timely, accurately, and completely reported in an annual submission;
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

In California, the California Consumer Privacy Act (“CCPA”) requires covered businesses to comply with specific privacy and security obligations, such as providing disclosures to consumers in California about such companies’ data collection, use and sharing practices, and providing consumers the ability to opt-out of certain sales or transfers of personal information, and providing consumers with a private right of action for certain data breaches. The law also created a new state regulatory agency that is vested with the authority to implement and enforce the CCPA.

Several other U.S. states have either passed or enacted privacy legislation similar to the CCPA, which incorporate similar concepts of the CCPA, but contain key differences in the scope, application, and enforcement which may complicate compliance efforts. Further, in addition to comprehensive laws at the state level, some states have been proposing or passing laws that target particular aspects of privacy. For example, the state of Washington has enacted a wide-ranging law that protects the privacy of medical and health-related information that is not covered by HIPAA and a small number of states have passed laws specifically focused on biometric information.

At the federal level, regulators and legislators in the U.S. are increasingly scrutinizing and restricting certain personal data transfers and transactions involving foreign countries. For example, the Biden Administration’s executive order Preventing Access to Americans’ Bulk Sensitive Personal Data and United States Government-Related Data by Countries of Concern, as implemented by Department of Justice regulations issued in December 2024, prohibits data brokerage transactions involving certain sensitive personal data categories, including health data, genetic data, and biospecimens, to countries of concern, including China. The regulations also restrict certain investment agreements, employment agreements and vendor agreements involving such data and countries of concern, absent specified cybersecurity controls. Actual or alleged violations of these regulations may be punishable by criminal and/or civil sanctions and may result in exclusion from participation in federal and state programs.

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

Regulation in the European Union

Clinical Trial Approval

In April 2014, the EU adopted the Clinical Trials Regulation, (EU) No 536/2014, which replaced the previous Clinical Trials Directive 2001/20/EC on 31 January 2022. The Clinical Trials Regulation is directly applicable in all EU Member States meaning no national implementing legislation in each EU Member State is required. The Clinical Trials Regulation aims to simplify and streamline the approval of clinical trials in the EU. The main characteristics of the Regulation include: a streamlined application procedure via a single-entry point through the Clinical Trials Information System (“CTIS”); a single set of documents to be prepared and submitted for the application as well as simplified reporting procedures for clinical trial sponsors; and a harmonized procedure for the assessment of applications for clinical trials, which is divided in two parts (Part I contains scientific and medicinal product documentation and Part II contains the national and patient-level documentation). Part I is assessed by a coordinated review by the competent authorities of all EU Member States in which an application for authorization of a clinical trial has been submitted (Member States concerned) of a draft report prepared by a reference Member State. Part II is assessed separately by each Member State concerned. Strict deadlines have been established for the assessment of CTAs. The role of the relevant ethics committees in the assessment procedure continues to be governed by the national law of the concerned EU Member State, however, overall related timelines are defined by the Clinical Trials Regulation. The Clinical Trials Regulation also provides for simplified reporting procedures for clinical trial sponsors.

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

Orphan Designation and Exclusivity

Products with an orphan designation in the EU will, upon the grant of a marketing authorization for such orphan product, receive ten years of market exclusivity, during which time no “similar medicinal product” for the same indication may be placed on the market. A “similar medicinal product” is defined as a medicinal product containing a similar active substance or substances as contained in an authorized orphan medicinal product, and which is intended for the same therapeutic indication. An orphan product can also obtain an additional two years of market exclusivity in the EU where an agreed Pediatric Investigation Plan (“PIP”) for pediatric studies has been complied with. No extension to any supplementary protection certificate (“SPC”) can be granted on the basis of pediatric studies for a product with an orphan designation.

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

All of the aforementioned EU rules are generally applicable in the EEA, which consists of the EU Member States, plus Norway, Liechtenstein and Iceland.

The EC introduced legislative proposals in April 2023 that, if implemented, will replace the current regulatory framework in the EU for all medicines (including those for rare diseases and for children). The EC has provided the legislative proposals to the European Parliament and the European Council for their review and approval, and, in April 2024, the European Parliament proposed amendments to the legislative proposals. Once the EC’s legislative proposals are approved (with or without amendment), they will be adopted into EU law.

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

In the U.S., no uniform policy of coverage and reimbursement for biological products, including gene and cellular therapy products, exists among third party payors. As a result, obtaining coverage and reimbursement approval for such a product from a government or other third party payor is a time-consuming and costly process that could require us to provide to each payor supporting scientific, clinical and cost-effectiveness data regarding the products’ clinical benefits and risks on a payor-by-payor basis, with no assurance that coverage and adequate reimbursement will be obtained. Even if we obtain coverage for a given product, the resulting reimbursement payment rates might not be adequate for us to achieve or sustain profitability or may require co-payments that patients find unacceptably high. Additionally, third party payors may not cover, or provide adequate reimbursement for, long-term follow-up evaluations required following the use of our gene editing products. Patients are unlikely to use, and health care providers may not prescribe, our product candidates unless coverage is provided, and reimbursement is adequate to cover a significant portion of the product’s cost to the patient. Because our product candidates may have a higher cost of goods than conventional therapies, and may require long-term follow up evaluations, the risk that coverage and reimbursement rates may be inadequate for us to achieve profitability may be greater. Moreover, increasing efforts by governmental and third party payors in the U.S. and abroad to cap or reduce healthcare costs may cause such organizations to limit both coverage and the level of reimbursement for biological products and, as a result, they may not cover or provide adequate payment for our product candidates. In addition, we expect to experience pricing pressures in connection with the sale of any of our product candidates upon their approval due to the trend toward managed healthcare, the increasing influence of health maintenance organizations, cost containment initiatives and additional legislative changes. For these reasons, there is significant uncertainty related to coverage and reimbursement of our future products. It is difficult to predict at this time what third party payors will decide with respect to the coverage and reimbursement for our product candidates.

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

In addition, in some foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing vary widely from country to country. For example, the EU provides options for its Member States to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. An EU Member State may approve a specific price for the medicinal product, or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our products. Historically, products launched in the EU do not follow price structures of the U.S. and generally prices tend to be significantly lower.

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
•
At a federal level, President Trump reversed some of President Biden’s executive orders including rescinding Executive Order 14087 entitled “Lowering Prescription Drug Costs for Americans.” President Trump may issue new executive orders designed to impact drug pricing, and/or rescind or modify the previous administration’s efforts to address drug costs. A number of these and other proposed measures may require authorization through additional legislation to become effective. Congress and the Trump administration have indicated that they will continue to seek new legislative measures to control drug costs.

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

Human Capital

We believe the success of Intellia’s mission largely depends on our ability to attract and retain highly skilled employees who bring high integrity, innovative ideas, and creative solutions to Intellia. In order to attract and retain such highly skilled employees with desired expertise and experience, we support programs that foster our company values, as well as employee engagement, growth and development, while providing competitive compensation and benefits.

We believe it is imperative that the board of directors and senior management strongly support a no-tolerance stance for workplace harassment, biases and unethical behavior. All employees, including senior management and directors, are required to abide by, review and confirm compliance to our Code of Business Conduct and Ethics and other internal policies that outline our high expectations.

Many of our employees actively participate in our employee engagement programs, which are designed as a grassroots approach to employee engagement with support and guidance from our executive leadership team. Our engagement programs are an expression of our company values—ONE, EXPLORE, DISRUPT, and DELIVER. Our employee resource groups, including groups focused on mentorship, career development, social activities, and affinity groups, exist to provide support and help in personal or career development and to create a safe space where employees can bring their whole selves to our collaborative workplace. Our employee engagement groups are led by employee volunteers, supported by executive sponsors, and all of our employees are invited to participate to support their colleagues.

As we build our company and execute our strategy, we continue to support a culture that celebrates diverse expertise and experiences and fosters collaboration inside the organization and in our community. We believe in enabling and supporting a collaborative environment that allows our employees’ varying voices to be heard and reinforces our company values. As part of our efforts to foster a collaborative environment, support employee engagement, and attract top talent, we provide several types of development trainings for our management teams, including our human resources recruiting team, such as bias awareness training. In addition, we have sponsored career fairs and conferences at organizations focused on scientists and other highly skilled biotechnology professionals with diverse experiences and backgrounds.

We are committed to equitable pay, irrespective of gender, race, ethnicity, sexual orientation, marital status, veteran status, disability or any other legally protected status and conduct comprehensive pay-equity analyses on a semi-annual basis. We offer competitive benefits, including competitive salaries, excellent health insurance, and a 401(k) match.

Investing in our employees’ personal and career growth is an important priority at Intellia. We aim to provide a wide range of on-the-job development opportunities, as well as in-person, virtual and off-site training seminars, and tools. Our goal is to ensure our employees have the skills they need to find success now and in the future. Of particular importance is fostering leadership with a wide variety of development programming for our employees, including seminars and tools focused on career development within the organization. We also have an internal mentorship program for our research and development employees, who can work with more senior employees to learn new skills.

Employees

As of February 14, 2025, we had 403 full-time employees, 303 of whom were primarily engaged in research and development activities and 109 of whom have an M.D. or Ph.D. degree.

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

A copy of our Corporate Governance Guidelines, Code of Conduct and Business Ethics and the charters of the Audit Committee, Compensation and Talent Development Committee, Nominating and Corporate Governance Committee, and Science and Technology Committee are posted on our website, www.intelliatx.com, under “Investors & Media.”

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. In evaluating us and our business, careful consideration should be given to the following risk factors, in addition to the other information set forth in this Annual Report on Form 10-K for the year ended December 31, 2024 and in other documents that we file with the SEC. If any of the following risks and uncertainties actually occurs, our business, prospects, financial condition and results of operations could be materially and adversely affected. The risks described below are not intended to be exhaustive and are not the only risks facing us. New risk factors can emerge from time to time, and we cannot predict the impact that any factor or combination of factors may have on our business, prospects, financial condition and results of operations.

Risks Related to Our Business

Risks Related to Preclinical and Clinical Development

CRISPR/Cas9 genome editing technology has only recently been clinically validated for human therapeutic use.

We are focused on developing novel therapeutics utilizing CRISPR/Cas9 genome editing technology, including in vivo therapies and ex vivo engineered cell therapies. Although there have been significant advances in recent years in the fields of gene therapy and genome editing, in vivo CRISPR-based genome editing technologies are relatively new and their therapeutic utility is largely unproven. Our approach to developing therapies centers on using CRISPR/Cas9 technology to alter, introduce or remove genetic information in vivo to treat various disorders, or to engineer human cells ex vivo to create therapeutic cells that can be introduced into the human body to address the underlying disease.

The approaches we are taking to discover and develop novel therapeutics using CRISPR/Cas9 systems are unproven and may never lead to marketable products.

Successful development of products by us will require solving a number of issues, including developing or obtaining technologies to safely deliver a therapeutic agent into target cells within the human body or engineer human cells while outside of the body such that the modified cells can have a therapeutic effect when delivered to the patient, optimizing the efficacy and specificity of such products, and demonstrating the therapeutic selectivity, efficacy, potency, purity and safety of such products. There can be no assurance we will be successful in solving any or all of these issues. With regards to CRISPR/Cas9-based therapies specifically, we are in clinical-stage development for nex-z and NTLA-2002 and advancing towards clinical testing for our other in vivo and ex vivo product candidates. Although one CRISPR/Cas9-edited ex vivo therapy has been approved in the United States (“U.S.”) and European Union (“EU”), no genome editing in vivo therapy has been approved in the U.S., EU countries or other key jurisdictions, and the potential to successfully obtain approval for any of our CRISPR/Cas9 product candidates remains uncertain.

If we are unable to develop viable product candidates, achieve regulatory approval for any such product candidate or market and sell any resulting product, we may never achieve profitability.

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

Public perception and related media coverage of potential therapy-related efficacy or safety issues, including adoption of new therapeutics or novel approaches to treatment, as well as ethical concerns related specifically to genome editing and CRISPR-based therapies, may adversely influence the willingness of subjects to participate in clinical trials, or if any therapeutic is approved, of physicians and patients to accept these novel and personalized treatments. Physicians, healthcare providers and third party payors often are slow to adopt new products, technologies and treatment practices, particularly those that may also require additional upfront costs and training. Physicians may not be willing to undergo training to adopt these novel therapies, may decide the particular therapy is too complex or potentially risky to adopt without appropriate training, and may choose not to administer the therapy. Further, due to health conditions, genetic profile or other reasons, certain patients may not be candidates for the therapies. In addition, responses by federal and state agencies, congressional committees and foreign governments to negative public perception, ethical concerns or financial considerations may result in new legislation, regulations, or medical standards that could limit our ability to develop or commercialize any product candidates, obtain or maintain regulatory approval or otherwise achieve profitability. New government requirements may be established that could delay or prevent regulatory approval of our product candidates under development. It is impossible to predict whether legislative changes will be enacted, regulations, policies or guidance changed, or interpretations by agencies or courts changed, or what the impact of such changes, if any, may be. Based on these and other factors, healthcare providers and payors may decide that the benefits of these new therapies do not or will not outweigh their costs, which would affect our ability to market and sell our product candidates and achieve profitability.

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
•
our third party contractors, clinical trial sites or investigators may fail to comply with regulatory requirements or meet their performance obligations to us in a timely manner, or at all, or may deviate from the clinical trial protocol or drop out of the trial, which may require that we add new clinical trial sites or investigators;
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
•
the FDA or other regulatory authorities may revise the requirements for authorizing our clinical trials or approving our product candidates, or their interpretation of the authorization or approval requirements may not be what we anticipate or require us to adopt Risk Evaluation and Mitigation Strategy (“REMS”) as a condition of approval; and
•
we may not ultimately obtain regulatory approval for a BLA, or corresponding applications outside the U.S., such as a marketing authorization application in the U.K. and other similar regulatory authorities, which may have very limited or no experience with the clinical development of CRISPR/Cas9-based therapeutics, particularly in vivo therapeutics.

We could also encounter delays if a clinical trial is suspended or terminated by us, the IRBs of the institutions in which such trials are being conducted, the relevant ethics committee or the FDA or other relevant regulatory authorities, or if the Data Monitoring Committee (“DMC”) for such trial recommends such suspension or termination. Such authorities may impose or recommend such a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our study protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities, resulting in the imposition of a clinical hold, manufacturing or quality control issues, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product or treatment, failure to establish or achieve clinically meaningful trial endpoints, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. Many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also lead to a delay in submitting a BLA or comparable marketing application or ultimately lead to the denial of regulatory approval of our product candidates. Further, the FDA or other regulatory authorities may disagree with our clinical trial design and our interpretation of data from clinical trials or may change the requirements for approval even after they have reviewed and commented on the design for our clinical trials.

Additionally, because our in vivo technology potentially involves genome editing across multiple cell and tissue types, we are subject to many of the challenges and risks that other genome editing therapeutics and gene therapies face, including:

•
regulatory guidance for gene and genome editing therapy products has changed and may continue to change in the future, including, e.g., the finalized guidance document titled “Human Gene Therapy Products Incorporating Human Genome Editing” that the FDA issued in January 2024 and the draft guidance document titled “Frequently Asked Questions — Developing Potential Cellular and Gene Therapy Products” published in November 2024;
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
•
transient expression of the Cas9 protein or other genome editing components of our product candidates could lead to patients having an immunological reaction towards those modified cells, which could be severe or life-threatening;
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

To date, most human clinical trials utilizing either in vivo or ex vivo CRISPR-based therapeutics are still at a clinical stage, with only one ex vivo CRISPR-based therapeutic product approved in the U.S. and EU. We have ongoing clinical trials in various countries for nex-z for transthyretin (“ATTR”) amyloidosis and NTLA-2002 for hereditary angioedema (“HAE”). There is no certainty that the FDA or other similar agencies will continue to apply to all our CRISPR/Cas9 product candidates the same regulatory pathway and requirements it is applying to other in vivo therapies or ex vivo engineered therapeutics.

In addition, if any product candidates encounter safety or efficacy problems, development delays, regulatory issues or other problems, our development plans and business could be significantly harmed. For the reasons described above, among others, regulatory bodies, particularly the FDA, have requested, and may request in the future, additional preclinical studies for genome editing products, such as additional studies related to toxicology, biodistribution or reproductive health, and/or preclinical studies earlier in clinical development compared to other therapeutic modalities. Although the FDA cleared the INDs that we have submitted, it is possible that the FDA may impose requirements that result in a delay of any of our programs, including our submission of a BLA or comparable marketing application, or their regulatory approval. If we are unable to complete the required studies satisfactorily, the FDA or other regulatory bodies could require that we exclude certain patient populations from clinical studies, place our clinical studies on hold, or require us to cease further clinical studies or deny approval of such product candidates. Further, competitors that are developing in vivo or ex vivo products with similar technology may experience problems with their product candidates or programs that could in turn cause us to identify problems with our product candidates and programs or cause the FDA or other regulatory bodies to impose additional requirements, that could cause us to delay or pause development of our product candidates. Any of these occurrences may harm our ability to identify and develop product candidates, and may harm our business, financial condition, results of operations and prospects significantly.

We may experience manufacturing delays or other issues that prevent us from executing the clinical trials for nex-z and NTLA-2002 or our other product candidates on the timeline we expect. Moreover, we cannot guarantee that the FDA, MHRA, the New Zealand Medicines and Medical Devices Safety Authority, or other regulatory authorities will not change their requirements in the future or that they will approve amendments to our INDs or equivalent regulatory filings, including for nex-z and NTLA-2002, or our other product candidates, on the timeline we expect.

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

From time to time, we may disclose interim data from our clinical trials, such as the interim results of our ongoing Phase 1 study of nex-z or Phase 1/2 study of NTLA-2002. Interim data from clinical trials that have not been completed are subject to the risk that the later results may be materially different as patient enrollment continues. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Consequently, interim data should be viewed with caution until we make the final data and analysis available.

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

Negative public opinion and increased regulatory scrutiny of CRISPR/Cas9 use, genome editing or gene therapy may damage public perception of the safety of our product candidates and adversely affect our ability to conduct our business or obtain regulatory approvals for such product candidates.

Gene therapy in general, and genome editing in particular, remain novel technologies, with only a limited number of gene therapy products, and only one ex vivo genome editing product, approved to date in the U.S. and EU. Public perception may be influenced by claims that gene therapy or genome editing, including the use of CRISPR/Cas9, is unsafe or unethical, or carries an undue risk of side effects, such as improper modification of a gene sequence in a patient’s chromosome that could lead to disease such as cancer, and gene therapy or genome editing may not gain the acceptance of the public or the medical community. In particular, our success will depend upon physicians who specialize in the treatment of diseases targeted by our product candidates prescribing our product candidates in lieu of, or in addition to, existing treatments with which they are more familiar and for which greater clinical data may be available. In addition, responses by the U.S., state or foreign governments to negative public perception or ethical concerns may result in new legislation or regulations that could limit our ability to develop or commercialize any product candidates, obtain or maintain regulatory approval or otherwise achieve profitability. More restrictive statutory regimes, government regulations or negative public opinion could have an adverse effect on our business, financial condition and results of operations and prospects, and may delay or impair the development and commercialization of our product candidates or demand for any products we may develop. For example, certain gene therapy trials led to several well-publicized adverse events, including cases of leukemia and death. Serious adverse events, such as these, in our clinical trials, or other clinical trials involving gene therapy or genome editing products or our competitors’ products, even if not ultimately attributable to the relevant product candidates, and the resulting publicity could result in increased government regulation, unfavorable public perception, potential regulatory delays in the testing or approval of our product candidates, stricter labeling requirements for those product candidates that are approved and a decrease in demand for any such product candidate. In addition, the use of genome editing technology by third parties in areas that are not being pursued by us, such as for targeting and editing of embryonic cells, could adversely impact public and governmental perceptions regarding the ethics and risks of CRISPR/Cas9 technology and lead to social or legal changes that could limit our ability to apply the technology to develop human therapies addressing disease. For example, reports of the use of CRISPR/Cas9 in China and Russia to edit embryos in utero have generated, and may continue to generate, negative public perception about the use of the technology in humans. Negative public and governmental perception of the technology, or additional governmental regulation of our technologies, could also adversely affect our stock price or our ability to enter into revenue generating collaborations or obtain additional funding from the public markets.

Risks Related to the Industry

Inconclusive results, lack of efficacy, adverse events or additional safety concerns in clinical trials that we or others conduct may impede the regulatory approval process or overall market acceptance of our product candidates.

Therapeutic applications of genome editing technologies, and CRISPR/Cas9 in particular, for both in vivo products and ex vivo products, are uncertain and must undergo rigorous clinical trials and regulatory review before receiving marketing authorization. If the results of our clinical studies or those of any other third parties, including with respect to genome editing technology or engineered cell therapies, are inconclusive or fail to show efficacy or if such clinical trials give rise to safety concerns or adverse events, we may:

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

We are at a clinical stage of development and our technology and approach has not yet led, and may never lead, to the approval or commercialization of any of our product candidates, including nex-z for ATTR amyloidosis, NTLA-2002 for HAE, or to our other preclinical stage product candidates being deemed appropriate for clinical development and ultimately approval by a regulatory agency. Even if we are successful in building our pipeline of product candidates, completing clinical development, establishing the necessary manufacturing processes and capabilities, obtaining regulatory approvals and commercializing product candidates will require substantial additional funding and are subject to the risks of failure inherent in therapeutic product development. Investment in biopharmaceutical product development involves significant risk that any potential product candidate will fail to demonstrate acceptable safety and efficacy profiles, gain regulatory approval, or become commercially viable.

We cannot provide any assurance that we will be able to successfully advance any of our product candidates, including nex-z, NTLA-2002 or product candidates developed through our collaborations, through the entire research and development process. Any of our other programs may show promise yet fail to yield product candidates for clinical development or commercialization for many reasons. For more information regarding these risks, see the above risk factor section entitled “Risks Related to Preclinical and Clinical Development.”

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
•
limitations or warnings contained in the labeling approved by the FDA or other regulatory authorities, which may include warnings or other information about possible unintended DNA changes;
•
the timing of market introduction of our product candidates;
•
availability or existence of competitive products;
•
the cost of treatment in relation to alternative treatments;
•
the amount of upfront costs or training required for healthcare providers to administer our product candidates, which may include availability of adequate facilities and equipment;
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

Risks Related to Intellectual Property

Risks Related to Third Party and Licensed Intellectual Property

Third party claims of intellectual property infringement against us, our licensors or our collaborators may prevent or delay our product discovery, research, development, and/or commercialization efforts.

Our commercial success depends in part on our avoiding infringement of the valid patents and proprietary rights of third parties.

Numerous U.S. and foreign issued patents and pending patent applications owned by third parties exist in the fields in which we are developing our product candidates and in areas potentially related to components and methods we use or may use in our research, development, and commercialization efforts. As our product candidates advance through development, as research in the fields in which we work expands, and as more patents are issued, the risk increases that our product candidates, or the resulting products, may give rise to claims of infringement of patent rights owned or controlled by third parties. Our product candidates are complex and may include multiple components, such as Cas9 protein or messenger ribonucleic acid encoding Cas9 protein, guide ribonucleic acids (“gRNAs”), targeting molecules, virus or virus-like particles, or formulation components, such as lipids and lipid nanoparticles. We cannot guarantee that any of these components of our technology, processes, or future product candidates, or the commercialization or use of such product candidates, do not infringe third party patents. It is also possible that we have failed to identify relevant third party patents or applications. Because patent rights are granted jurisdiction-by-jurisdiction, our freedom to practice certain technologies, including our ability to research, develop and/or commercialize our product candidates, or the resulting products, may differ by country.

Third parties may assert that we infringe their patents or that we are otherwise employing their proprietary technology without authorization and may sue us. There may be third party patents with claims to compositions, formulations, methods of manufacture or methods of use or treatment that cover product candidates we discover, research, develop, and/or commercialize. For example, on July 8, 2024, BlueAllele Corp. (“BlueAllele”) filed a complaint alleging infringement by Intellia of various patents in the U.S. District Court for the District of Delaware, as more fully discussed in the Legal Proceedings section below. Because patent applications can take many years to issue, there may be currently pending patent applications that may later result in issued patents that our product candidates may infringe. In addition, third parties may obtain patents in the future and claim that use of our technologies or the manufacture, use or sale of our product candidates or products that we develop infringes these patents. If a court of competent jurisdiction were to hold that we infringed such patents, the holders of any such patents may be able to obtain a court order, or other form of relief, blocking our ability to commercialize, manufacture, import, and/or use the applicable product candidate, or resulting products, in the applicable jurisdiction(s) unless we obtain a license under the applicable patents, or until such patents expire or are finally determined to be held invalid or unenforceable. Such a license may not be available on commercially reasonable terms or at all, or obtaining such a license may result in significant costs or delays. Even if we were able to obtain a license, it could be limited in scope or geography or it could be non-exclusive, i.e., our competitors may be able to obtain a similar license on substantially the same or better terms. If we are unable to obtain a license on reasonable terms, we could be forced, including by court order, to cease commercializing, manufacturing, importing, and/or using the infringing technology or product, or to redesign our infringing products, which could result in significant costs or delays. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees if we are found to have willfully infringed a patent. Any of the foregoing assertions or results could materially harm our business, cause significant costs or delays to our plans, and/or prevent us from further developing and commercializing the affected product candidates or products, thereby causing us significant harm.

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

Third parties may seek to obtain intellectual property rights that encompass or overlap with intellectual property that we own or license from them or others. Legal proceedings may be initiated to determine the scope and ownership of these rights, and could result in our loss of intellectual property rights. As discussed above, legal proceedings asserting that we infringe, do not own, or do not have the right to exploit intellectual property rights of a third party could result in legal orders, such as injunctions or other equitable relief, that could effectively block our ability to further develop and commercialize our product candidates or products that we develop, or require us to obtain a license to such third party’s intellectual property rights, resulting in significant costs or delays. In addition, as discussed above, such legal proceedings could affect product candidates or products developed with our collaborators, which may also require us to defend and/or indemnify our collaborators.

For example, through a license agreement between Caribou Biosciences, Inc. and us (the “Caribou License”), we sublicense the rights of the Regents of the University of California and the University of Vienna (collectively, “UC/Vienna”) to a worldwide patent portfolio that covers methods of use and compositions relating to engineered CRISPR/Cas9 systems for, among other things, cleaving or editing DNA and altering gene product expression in various organisms, including eukaryotic cells. We sublicense the UC/Vienna rights to this patent portfolio for human therapeutic, prophylactic and palliative uses, including companion diagnostics, except for anti-fungal and anti-microbial uses. Because UC/Vienna co-own this portfolio with Dr. Emmanuelle Charpentier (who has separately licensed her rights to other parties), we refer to this co-owned worldwide patent portfolio as the “UC/Vienna/Charpentier patent family.” In addition, we have granted further sublicenses to this portfolio to our collaborators in certain fields of use. The UC/Vienna/Charpentier patent portfolio to-date includes, for example, multiple granted, allowed, and/or allowable patent applications in the U.S., as well as granted patents from the European Patent Office, the United Kingdom’s Intellectual Property Office, the German Patent and Trade Mark Office, Australia’s Intellectual Property agency and China’s Intellectual Property Office, among others.

Third parties could assert, and have in the past asserted, that our licensors do not have rights to the licensed patents and/or patent applications (such as, in the case of the Caribou License, the UC/Vienna/Charpentier patent family), including inventorship and ownership rights to currently issued or allowable patents. In addition, third parties could assert, and have asserted, that our licensors, or any rights owned by our licensors, such as UC/Vienna/Charpentier, are limited. If such third parties were found to have rights to patents or patent applications covering our licensed technology (such as CRISPR/Cas9 technology), they could assert that we infringe such patents and, as discussed above, we may be required to obtain rights from such parties (e.g., by obtaining a license) or cease our development and commercialization efforts. Even if such third parties are not ultimately successful in their claims, such assertions could result in significant costs or delays to our programs.

For example, various patent applications within the UC/Vienna/Charpentier patent family and the Broad Institute patent family have been involved in patent interferences and other patent challenges in the U.S. and other jurisdictions, in which the respective owners have alleged, and are alleging, that they invented and/or own intellectual property claiming overlapping aspects of CRISPR/Cas9 systems. Specifically, certain patent applications within the UC/Vienna/Charpentier patent family, licensed to us under the Caribou License, covering certain aspects of CRISPR/Cas9 systems to edit genes in eukaryotic cells, including human cells (collectively, the “UC/Vienna/Charpentier eukaryotic patent family”) have been the subject of patent interferences involving patents and patent application co-owned by the Broad Institute, Massachusetts Institute of Technology, the President and Fellows of Harvard College and the Rockefeller University (collectively, the “Broad Institute”) that also claim CRISPR/Cas9 systems to edit genes in eukaryotic cells (collectively, the “Broad Institute patent family”). For example, on June 25, 2019, the Patent Trial and Appeal Board (“PTAB”) of the U.S. Patent and Trademark Office (“USPTO”) declared an interference between the UC/Vienna/Charpentier eukaryotic patent family and the Broad Institute patent family to determine which research group first invented the use of the CRISPR/Cas9 technology in eukaryotic cells and, therefore, is entitled to the U.S. patents covering that invention. The interference involved 14 allowable patent applications from the UC/Vienna/Charpentier eukaryotic patent family and 13 patents and one patent application from the Broad Institute patent family. On February 28, 2022, the PTAB issued a Decision of Priority and Judgment in the interference finding that the Broad Institute patent family has priority over the UC/Vienna/Charpentier patent family with respect to the subject matter of the interference. An appeal and cross-appeal from the interference are pending at the United States Court of Appeals for the Federal Circuit as Case Nos. 22-1594 and 22-1653 (the “Interference Appeal”), and the oral argument occurred on May 7, 2024.

In addition, on December 14, 2020, the PTAB declared an interference between the same 14 allowable patent applications in the UC/Vienna/Charpentier eukaryotic patent family, and one patent application owned by ToolGen, Inc. And, on June 21, 2021, the PTAB declared another interference between the same 14 allowable patent applications in the UC/Vienna/Charpentier eukaryotic patent family and one patent application owned by Sigma-Aldrich Co. LLC (a subsidiary of Merck KGaA). Because the patent applications involved in these interferences also purport to cover the use of CRISPR/Cas9 for gene editing in eukaryotic cells, the PTAB seeks to determine between the various groups which one invented first and is entitled to the resulting U.S. patents. A decision on motions issued in the ToolGen interference on September 28, 2022, and the priority phase of that interference was suspended until a mandate concludes the Interference Appeal. The Sigma-Aldrich interference is in its motions phase, and an order scheduling oral argument issued on October 24, 2022. In addition, other third parties, such as Vilnius University (whose patents we have sublicensed under our Caribou Agreement) and Harvard University, filed patent applications claiming CRISPR/Cas9-related inventions around or within a year after the first patent application filed in the UC/Vienna/Charpentier patent family and allege (or may allege) that they invented one or more of the inventions claimed by UC/Vienna/Charpentier before UC/Vienna/Charpentier. If the USPTO deems the scope of any of such third party’s claims sufficiently overlap with the allowable claims from the applicable patent applications in the UC/Vienna/Charpentier patent family, the USPTO could declare other interference proceedings to determine the actual inventor of such claims.

If either the Broad Institute, ToolGen or Sigma-Aldrich were to succeed in any of their respective interferences, or if other third parties, such as Vilnius University or Harvard University, pursue claims and succeed in such claims, the prevailing party or parties could assert its issued patents against us based on our CRISPR/Cas9-based activities, including research, development, and commercialization of our product candidates or resulting products. In addition, such claims could result in the loss of rights to certain patents and patent applications in the UC/Vienna/Charpentier patent family and, thus, we (and our sublicensees) could lose the benefits that we obtained under our Caribou License to the UC/Vienna/Charpentier patent family. The prevailing party may also assert similar infringement claims against our existing or potential collaborators, clinical investigators, CMOs, CROs, consultants or vendors, and we may be obligated to defend and/or indemnify those parties against such infringement claims. As discussed above, such allegations or litigation may affect our ability to market and sell CRISPR/Cas9-based human therapeutics and may result in significant costs or delays to our programs.

Further, many third parties, including the third parties described above, have also filed patent applications and obtained patents covering aspects of the CRISPR/Cas9 technology in other key jurisdictions, including the EU members, the U.K., China and Japan. If these patents are deemed valid and cover our product candidates or related activities, we could be prevented from developing and/or commercializing all or some of our product candidates, or the resulting products, unless we license the relevant intellectual property or avoid it.

Defense of any potential infringement claims, regardless of their merit, would involve substantial litigation expense, would be a substantial diversion of management and other employee resources from our business and may impact our reputation. In the event of a successful claim of infringement against us, or a third party that we are obliged to defend and indemnify, we may have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, obtain one or more licenses from third parties, pay royalties or redesign our infringing products, which may be impossible or require substantial time and monetary expenditure. In that event, we could be unable to further develop and commercialize our product candidates, which could harm our business significantly. For example, the BlueAllele litigation described above has required us to divert resources to the defense of BlueAllele’s allegations.

We have licensed intellectual property from third parties for use in our programs, and termination or modification of any of these licenses could result in the loss of those intellectual property rights, which could harm our business.

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

Disputes have and may arise between us and our licensors (e.g., Caribou), our licensors (e.g., Caribou) and their licensors (e.g., UC/Vienna), or us and third parties that co-own intellectual property with our licensors or their licensors, regarding the scope of our rights to intellectual property that is subject to a license agreement, including those relating to:

•
the scope of rights, if any, granted under the license agreement (e.g, the Caribou License) and other issues related to the terms of the license agreement;
•
whether and the extent to which our technology, products and processes infringe, or derive from, intellectual property of the licensor that is not subject to the license agreement;
•
whether our licensor or its licensor in the case of a sublicense (e.g., UC/Vienna as Caribou’s licensor in the case of our Caribou License) had the right to grant the license agreement, or whether they are compliant with their contractual obligations to their respective licensor(s);
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

If disputes over intellectual property that we have licensed prevent or impair our ability to maintain our current licensing arrangements on acceptable terms or are insufficient to provide us the necessary rights to use the intellectual property, we may be unable to successfully develop and commercialize the affected product candidates. If we or any such licensors fail to adequately protect this intellectual property, our ability to commercialize our products could suffer.

We depend, in part, on our licensors to file, prosecute, maintain, defend and enforce patents and patent applications that are material to our business.

Patents relating to our product candidates are controlled by certain of our licensors or their respective licensors. Each of our licensors or their licensors generally has rights to file, prosecute, maintain and defend the patents we have licensed from such licensor. If these licensors or any future licensees and in some cases, co-owners from which we do not yet have licenses, having rights to file, prosecute, maintain, and defend our patent rights fail to adequately conduct these activities for patents or patent applications covering any of our product candidates, our ability to develop and commercialize those product candidates may be adversely affected and we may not be able to prevent competitors from making, using or selling competing products. We cannot be certain that such activities by our licensors or their respective licensors have been or will be conducted in compliance with applicable laws and regulations or in our best interests or will result in valid and enforceable patents or other intellectual property rights. Pursuant to the terms of the license agreements with our licensors, the licensors may have the right to control enforcement of our licensed patents or defense of any claims asserting the invalidity of these patents and, even if we are permitted to pursue such enforcement or defense, we cannot ensure the cooperation of our licensors or, in some cases, other necessary parties, such as the co-owners of the intellectual property from which we have not yet obtained a license. We cannot be certain that our licensors or their licensors, and in some cases, their respective co-owners, will allocate sufficient resources or prioritize their or our enforcement of such patents or defense of such claims to protect our interests in the licensed patents. For example, with respect to our sublicensed rights from Caribou to UC/Vienna/Charpentier intellectual property, UC retained the right to control the prosecution, enforcement and defense of this intellectual property in its license agreement with Caribou and, pursuant to an Invention Management Agreement, shares these responsibilities with CRISPR Therapeutics AG and, under certain circumstances, ERS Genomics, Ltd., as the designated managers of the intellectual property. For these reasons, UC may be unable or unwilling to prosecute certain patent claims that would be best for our product candidates or enforce its patent rights against infringers of the UC/Vienna/Charpentier patent family.

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

We may not be successful in obtaining or maintaining in-licensed rights to product components and processes or other technology for our product development pipeline.

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

The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our owned and licensed patents may be challenged in the courts or patent offices in the U.S. and abroad. There is a substantial amount of litigation as well as administrative proceedings for challenging patents, including interference, derivation, reexamination, and other post-grant proceedings before the USPTO and oppositions and other comparable proceedings in foreign jurisdictions, involving patents and other intellectual property rights in the biotechnology and pharmaceutical industries, and we expect this to be true for the CRISPR/Cas9 space as well. As discussed above, a number of third parties have filed oppositions challenging the validity, and seeking the revocation, of several CRISPR/Cas9 genome editing patents granted to UC/Vienna/Charpentier by the European Patent Office (“EPO”). U.S. law also provides for other procedures to challenge patents, including inter partes reviews, post-grant reviews and, in certain circumstances, interference or derivation proceedings, that add uncertainty to the possibility of challenge to our developed or licensed patents and patent applications in the future. See the above risk factor entitled “Third party claims of intellectual property infringement against us, our licensors or our collaborators may prevent or delay our product discovery, research, development and/or commercialization efforts.”

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

If we or one of our licensing partners initiate legal proceedings against a third party to enforce a patent covering one of our product candidates, the defendant could counterclaim that the patent covering our product candidate is invalid or unenforceable. In patent litigation in the U.S., defendant counterclaims alleging invalidity or unenforceability are commonplace, and there are numerous grounds upon which a third party can assert invalidity or unenforceability of a patent. Third parties may also raise similar claims before administrative bodies in the U.S. or other jurisdictions, even outside the context of litigation. Such mechanisms include re-examination, inter partes review, post-grant review and equivalent proceedings in foreign jurisdictions, such as opposition or derivation proceedings. Such proceedings could result in revocation or amendment to our patents in such a way that they no longer cover and protect our product candidates. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity of our patents, for example, we cannot be certain that there is no invalidating prior art of which we, our patent counsel, and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity, unpatentability and/or unenforceability, we would lose at least part, and perhaps all, of the patent protection on our product candidates. For example, as highlighted in the above risk factor entitled “We could be unsuccessful in obtaining or maintaining adequate patent protection for one or more of our products or product candidates, or asserting and defending our intellectual property rights that protect our products and technologies,” various third parties have filed, and may file in the future, challenges to the validity of patents we own or license (e.g., patents or patent applications in the UC/Vienna/Charpentier patent family). If we or the owners of patents we license (e.g., UC/Vienna/Charpentier) fail in defending the validity of these patents, we (and our sublicensees) may lose the benefit of patents and patent applications we own or license (e.g., patents and patent applications licensed under the Caribou License), as discussed above. Such an outcome could have a material adverse effect on our business in Europe.

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

In addition to the protection afforded by patents, we seek to rely on trade secret protection and confidentiality agreements to protect our proprietary and confidential information. We also utilize proprietary processes for which it would be difficult to enforce patents. In addition, other elements of our product discovery and development processes involve proprietary know-how, information, or technology that is not covered by patents. Trade secrets, however, may be difficult to protect. We seek to protect our proprietary processes, in part, by entering into confidentiality agreements with our employees, consultants, outside scientific advisors, contractors (including CMOs and CROs), and collaborators, and we also rely on federal and state laws requiring our directors, employees, consultants, contractors (including CMOs and CROs), and collaborators to protect our proprietary information. Although we use reasonable efforts to protect our trade secrets, our employees, consultants, outside scientific advisors, contractors, and collaborators might intentionally or inadvertently disclose our trade secret information to competitors. In addition, competitors may otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. Furthermore, the laws of some foreign countries do not protect proprietary rights to the same extent or in the same manner as the laws of the U.S. As a result, we may encounter significant problems in protecting and defending our intellectual property both in the U.S. and abroad. If we are unable to prevent unauthorized material disclosure of our intellectual property to third parties, or misappropriation of our intellectual property by third parties, we may not be able to establish or maintain a competitive advantage in our market, which could materially adversely affect our business, operating results, and financial condition. Our trade secrets and other confidential information of ours may also be exposed through cybersecurity attacks, ransomware attacks, and other hacking attempts directed at our information technology systems and those of our employees, consultants, outside scientific advisors, contractors, vendors and collaborators. For more information, see the risk factor section entitled “Risks Related to Data and Privacy.”

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

We are not profitable and have incurred losses in each period since our inception. Our net loss was $519.0 million for the year ended December 31, 2024. As of December 31, 2024, we had an accumulated deficit of $2,177.4 million. We expect these losses to increase as we continue to incur significant research and development and other expenses related to our ongoing operations, seek regulatory approvals for our future product candidates, scale-up manufacturing capabilities, maintain, expand and protect our intellectual property portfolio and hire additional personnel to support the development of our product candidates and to enhance our operational, financial and information management systems. We expect to finance our operations through a combination of collaboration revenue, equity or debt financings or other sources, which may include collaborations with third parties.

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

We will require additional capital for the further development and commercialization of any product candidates and may need to raise additional funds sooner if we choose to expand more rapidly than we presently anticipate or due to other unanticipated factors. Disruptions in the financial markets in general have made equity and debt financing more difficult to obtain and may have a material adverse effect on our ability to meet our fundraising needs.

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

Risks Related to Manufacturing and Supply

In vivo genome editing products and ex vivo engineered cell therapies based on CRISPR/Cas9 genome editing technology are novel, complex and difficult to manufacture.

The manufacturing processes used to produce CRISPR/Cas9-based in vivo genome editing product candidates and ex vivo engineered cell therapy product candidates are novel and complex. In addition, our manufacturing processes may require components that are difficult to obtain or manufacture at the necessary quantities and in accordance with regulatory requirements. Several factors could cause production interruptions, including equipment malfunctions; facility unavailability or contamination; raw material cost, shortages or contamination; natural disasters, such as pandemics or other outbreaks or similar public health crises; disruption in utility services; human error; insufficient personnel; inability to meet legal or regulatory requirements; or disruptions in the operations of our suppliers.

Because our product candidates are regulated as biologics, their processing steps will be more complex than those of most small molecule drugs. Moreover, unlike small molecules, the physical and chemical properties of a complex product such as ours generally cannot be fully characterized. As a result, assays of the finished product or relevant components may not be sufficient to ensure that the product will perform in the intended manner. For this reason, we will employ multiple steps to control the manufacturing process to ensure that the process results in product candidates that meet their specifications, but complications at any one step could adversely impact our manufacturing of products. Further, we may encounter problems achieving adequate quantities and quality of clinical (or, if approved commercial) grade materials that meet the FDA or other relevant regulatory agency’s applicable standards or our specifications with consistent and acceptable production yields and costs. Manufacturing process irregularities, even minor deviations from the normal process, could result in product defects or manufacturing issues that cause lot failures, product recalls, product liability claims and litigation, insufficient inventory or production interruption. In addition, product manufacturing and supply could be delayed if the FDA and other regulatory authorities require us to submit lot samples, testing results and protocols, or if they require that we not distribute a lot until they authorize the product’s release.

We could experience manufacturing problems that result in delays in the development, approval or commercialization of our product candidates or otherwise harm our business.

Certain of our product candidates may require components that are unavailable or difficult to acquire or manufacture at the necessary scale and in compliance with regulatory requirements to support our clinical trials or, if approved, commercial efforts. We expect to continue to rely on third party CMOs to manufacture these components and the final product candidates for the foreseeable future. We may not have full control of these CMOs, and they may prioritize other customers or be unable to provide us with enough manufacturing capacity to meet our objectives. Further, we may rely on CMOs outside the U.S. for certain components of our product candidates and may be subject to importation regulations that may affect our ability to manufacture or increase the cost of our product candidates.

We also may encounter problems developing our own manufacturing capabilities, including hiring and retaining the experienced scientific, engineering, quality and manufacturing personnel needed to operate or supervise the necessary manufacturing processes. These issues could result in delays in production or difficulties in maintaining compliance with applicable regulatory requirements.

Any of these manufacturing and supply issues or delays could restrict our ability to meet clinical or market demand for our product candidates or products and be costly to us and otherwise harm our business, financial condition, results of operations and prospects. Further, any problems in manufacturing processes or facilities could make us a less attractive collaborator for potential partners, including larger pharmaceutical companies and academic research institutions, which could limit our access to additional attractive development programs.

Risks Related to Government Regulation

Risks Related to Obtaining Regulatory Approval

While the regulatory framework exists for approval of gene therapy products, including genome editing products, the limited precedent for genome editing products make the regulatory approval process potentially more unpredictable and we may experience significant delays in the clinical development and regulatory approval, if any, of our product candidates.

The research, testing, manufacturing, labeling, approval, selling, import, export, marketing and distribution of drug products, including genome editing therapeutics and engineered cell therapies, are subject to extensive regulation by the FDA in the U.S. and other regulatory authorities in other jurisdictions. For example, we are not permitted to market any drug or biological product, including in vivo products or engineered cell therapies, until we receive regulatory approval from the relevant regulatory agency, such as the FDA in the U.S. or European Commission in the EU. We expect the novel nature of our product candidates to create challenges or raise questions from regulatory agencies in obtaining regulatory approval. For example, in the U.S., the FDA has not approved any in vivo gene editing-based therapeutic and has only approved one ex vivo CRISPR/Cas9 genome editing therapy for human therapeutic use. The FDA may also require a panel of experts, referred to as an Advisory Committee, to deliberate on the adequacy of the safety and efficacy data to support approval. The Advisory Committee’s opinion, although not binding, may significantly impact our ability to obtain approval of our product candidates. Moreover, while we are not aware of any specific genetic or biomarker tests for which regulatory approval would be necessary to advance any of our product candidates to clinical trials or commercialization, regulatory agencies could require the development and approval of such tests. Accordingly, the regulatory approval pathway for such product candidates may be uncertain, complex, expensive and lengthy, as well as different in each jurisdiction, and approval may not be obtained in any, some or all jurisdictions.

Other non-regulatory entities may impact the regulatory agencies’ and ethics committees’ evaluation and approval decision regarding our product candidates. For example, the World Health Organization (“WHO”) has established or recommended standards and registries for research using genome editing technologies. We cannot predict the impact of the WHO’s current and future recommendations, or any policies or actions that ethics committees or regulatory agencies may take in response to such recommendations, on our research, clinical and business plans and results.

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

We are currently conducting our Phase 3 clinical trials of nex-z and NTLA-2002, and may in the future conduct clinical trials for our other product candidates outside the U.S. The acceptance of data from clinical trials conducted outside the U.S. or another jurisdiction by the FDA or comparable foreign regulatory authority may be subject to certain conditions or may not be accepted at all. The FDA will generally not consider the data from a foreign clinical trial not conducted under an IND unless (i) the trial was well-designed and well-conducted in accordance with good clinical practice (“GCP”) requirements, including requirements for the design, conduct, performance, monitoring, auditing, recording, analysis, and reporting of clinical trials in a way that provides assurance that the data and reported results are credible and accurate and that the rights, safety, and well-being of trial subjects are protected, and (ii) the FDA is able to validate the data from the trial through an onsite inspection, if necessary. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical powering, must be met. Many foreign regulatory authorities have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any comparable foreign regulatory authority will accept data from trials conducted outside of the U.S. or the applicable jurisdiction. If the FDA or any comparable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which could be costly and time-consuming, and which may result in product candidates that we may develop not receiving approval for commercialization in the applicable jurisdiction.

We have received orphan drug designation for nex-z and NTLA-2002 and may in the future seek orphan drug designation for some of our other product candidates, but we may be unable to obtain such designations or to maintain the benefits associated with orphan drug status, including market exclusivity, which may cause our revenue, if any, to be reduced.

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

Generally, if a product with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes the approval of another marketing application for the same drug for the same indication for that time period. The applicable period is seven years in the U.S. and ten years in the EU (which can be extended to 12 years if the sponsor complies with an agreed-upon Pediatric Investigation Plan). Orphan drug exclusivity may be lost if the FDA or the EMA determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition. In addition, the FDA can subsequently approve a marketing application for the same drug, or a product with the same active moiety, for treatment of the same disease or condition if it concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care. Similarly, the European Commission (“EC”) may grant a marketing authorization to a similar medicinal product for the same indication as an authorized orphan product at any time if it is established that the second product, although similar, is safer, more effective or otherwise clinically superior to the authorized product. The FDA and EC also can approve a different drug for the same orphan indication, or the same drug for a different indication, during the orphan exclusivity period.

We have received orphan drug designation from the FDA for nex-z for the treatment of ATTR amyloidosis and from the FDA and EC for NTLA-2002 for the treatment of HAE. We may seek orphan drug designation for some of our other product candidates in orphan indications in which there is a medically plausible basis for the use of these product candidates. Even where we obtain orphan drug designation, exclusive marketing rights in the U.S. may be limited if we seek approval for an indication broader than the orphan designated indication and may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition. In addition, although we intend to seek orphan drug designation for other product candidates, we may never receive such designations.

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

We have received regenerative medicine advanced therapy (“RMAT”) designation by the FDA for nex-z for the treatment of ATTRv-PN and for NTLA-2002 for the treatment of HAE, and may in the future seek such designation for some of our other product candidates, but such designation may not actually lead to a faster development or regulatory review or approval process and we may be unable to obtain or maintain the benefits associated with such designation.

We have received the RMAT designation from the FDA for nex-z for the treatment of ATTRv-PN and NTLA-2002 for the treatment of HAE. A product candidate is eligible for RMAT designation if: (1) it is a cell therapy, therapeutic tissue engineering product, human cell or tissue product, or a combination product using any such therapies or products; (2) it is intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition; and (3) there is preliminary clinical evidence that indicates that the product candidate has the potential to address unmet medical needs for such disease or condition. This program is intended to facilitate efficient development and expedite review of RMATs. A BLA for a product candidate with RMAT designation may be eligible for priority review or accelerated approval through (1) surrogate or intermediate endpoints reasonably likely to predict long-term clinical benefit or (2) reliance upon data obtained from a meaningful number of sites. Benefits of such designation also include early interactions with the FDA to discuss any potential surrogate or intermediate endpoint to be used to support accelerated approval. A product candidate that has RMAT designation and is subsequently granted accelerated approval and is subject to post-approval requirements may fulfill such requirements through the submission of clinical evidence, clinical studies, patient registries, or other sources of real-world evidence, such as electronic health records, the collection of larger confirmatory data sets, or post-approval monitoring of all patients treated with such therapy prior to its approval. RMAT designation is within the discretion of the FDA. Accordingly, even if we believe one of our product candidates meets the criteria for RMAT designation, the FDA may disagree and instead determine not to grant such designation. In any event, the receipt of RMAT designation for a product candidate may not result in a faster development process, review or approval compared to product candidates considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, even if one or more of our product candidates qualifies for RMAT designation, the FDA may later decide that the product candidate no longer meets the conditions for qualification.

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

Existing regulatory policies may change, and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates.

In June 2024, the U.S. Supreme Court overruled the Chevron doctrine, which gave deference to regulatory agencies’ statutory interpretations in litigation against federal government agencies, such as the FDA and Centers for Medicare & Medicaid Services (“CMS”), agencies within the U.S. Department of Health and Human Services, where the law is ambiguous. This decision may result in more lawsuits against the FDA to challenge longstanding decisions and policies of the FDA, which could undermine the FDA’s authority, lead to uncertainties in the industry, and disrupt the FDA’s normal operations, any of which could delay the FDA’s review of our regulatory submissions. We cannot predict the full impact of this decision, future judicial challenges brought against the FDA, or the nature or extent of government regulation that may arise from future legislation or administrative action. In addition, the leadership, personnel, policies, and/or priorities of government departments and agencies responsible for establishing and operating programs and regulations related to pharmaceutical products, such as the U.S. Department of Health and Human Services, FDA and CMS, may change. New leadership, personnel, policies, priorities, and/or regulations may affect our industry and/or products. For example, FDA or CMS policies and practices concerning gene and cell therapies may change in a way that disparately impacts our product candidates, such as reducing the staff of these agencies or not retaining experienced staff at these agencies who have expertise relevant to our industry and/or products. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained, and we may not achieve or sustain profitability.

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

The FDA’s policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. In addition, as discussed above, the U.S. Supreme Court’s June 2024 decision to overturn established case law giving deference to regulatory agencies’ interpretations of ambiguous statutory language has introduced uncertainty regarding the extent to which the FDA’s regulations, policies and decisions may become subject to increasing legal challenges, delays, and/or changes. If we or our collaborators are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we or our collaborators are not able to maintain regulatory compliance, we or our collaborators may lose any marketing approval that we or our collaborators may have obtained, which would adversely affect our business, prospects and ability to achieve or sustain profitability.

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

For example, the Massachusetts non-compete law limits the terms under which employers can enter into non-competition agreements with employees. Further, other jurisdictions in which our employees may work limit enforcement of non-competition agreements. Additionally, in California non-competition agreements with employees are generally unenforceable after termination of employment and Illinois contains strict laws affecting the enforcement of non-competition agreements. These non-compete laws may negatively impact our ability to prevent employees from working with direct or indirect competitors in the future and may affect our ability to retain key talent in a competitive market.

Our failure to comply with these and other related laws could expose us to civil and, in some cases, criminal liability, including fines and penalties. Further, government or employee claims that we have violated any of these laws, even if ultimately disproven, could result in increased expense and management distraction, as well as have an adverse reputational impact on us.

Inadequate funding for, substantial changes in leadership, personnel, policies or priorities of, or other disruptions at the FDA and other government agencies in or outside the U.S. could hinder their ability to hire, retain, or deploy key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

The ability of the FDA and other similar regulatory agencies to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and authorization to accept the payment of user fees, reallocation of resources to address unique or new healthcare issues (or other future public health concerns), and statutory, regulatory, and policy changes. In addition, government funding of other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the Securities and Exchange Commission (“SEC”), have had to furlough critical FDA, SEC and other government employees and stop critical activities.

A prolonged government shutdown in the U.S. or other jurisdictions where we plan to conduct our clinical trials, manufacturing, or other operations, or substantial changes in leadership, personnel, policies or priorities could significantly impact the ability of the relevant agency, such as the FDA, to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

As described within Note 9, “Collaborations and Other Arrangements” of this Annual Report on Form 10-K, we have entered into co-development and co-promotion arrangements with Regeneron. Regeneron may change its strategic focus or pursue alternative technologies in a manner that results in reduced, delayed or no revenue to us under these arrangements. For example, Regeneron has a variety of marketed products and product candidates either by itself or with other companies, including some of our competitors. In addition, the corporate objectives of our collaborators, such as Regeneron, may not be consistent with our best interests. Regeneron may change its position regarding its participation and funding of our joint activities, which may impact our ability to successfully pursue those programs.

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

Public health concerns and measures taken in response by U.S. or other governments may significantly impact our CROs, clinical sites and other service and goods providers, which may affect our ability to initiate and complete preclinical studies and clinical trials.

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

Risks Related to Data and Privacy

Our internal computer systems, or those of our collaborators or other contractors or consultants, may fail or suffer security breaches, incidents, or compromises, which could result in a disruption of our operations and development efforts.

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

In addition to such risks, the adoption of new technologies may also increase our exposure to cybersecurity incidents, breaches, compromises and failures. Further, having a significant portion of our workforce working from home for extended periods of time puts us at greater risk of cybersecurity attacks. Cyber-attacks are increasing in their frequency, sophistication, and intensity, and have become increasingly difficult to detect. Cyber-attacks could include the deployment of harmful malware, denial-of-service attacks, attacks enhanced or facilitated by artificial intelligence (“AI”), social engineering, “phishing” scams, ransomware, network security breaches, and other means to affect service reliability and threaten the confidentiality, integrity, and availability of information. We and certain of our service providers have been subject to such attacks in the past, and while no such attacks have resulted in a material impact to our business, our company or our service providers may be materially impacted by such attacks in the future. Significant disruptions to our information technology systems could adversely affect our business operations and/or result in the loss, misappropriation, and/or unauthorized access, use, or disclosure of, or the prevention of access to, confidential information (including but not limited to trade secrets or other intellectual property, proprietary business information, and personal information), and could result in financial, legal, business, and reputational harm to us and would adversely affect our operations, including our discovery and research and development programs. Any security incidents, compromises or breaches that lead to unauthorized access, use, or disclosure of personal information, including personal information regarding our employees or current or future clinical trial participants, could harm our reputation, require us to comply with onerous legal requirements under laws and regulations that protect the privacy and security of personal information, and subject us to significant liability including fines, litigation, and loss of current and future business.

Also, the loss of preclinical or clinical trial data from completed or future preclinical or clinical trials, respectively, could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, our competitive position could be harmed, and the further development and commercialization of our product candidates could be delayed. Cybersecurity incidents, breaches, compromises, insider threats and other inappropriate access can be difficult to detect, and any delay in identifying them may lead to increased harm of the types summarized and described above. While we have implemented security measures to protect our information technology systems and infrastructure, there is no assurance that such measures will prevent service interruptions or security breaches, incidents or compromises that could adversely affect our business.

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

While we have undertaken measures to restrict the use of public AI platforms, their use by people, including our vendors, suppliers and contractors, with access to our proprietary and confidential information, including trade secrets, may continue to increase and may lead to the release of such information, which may impact our ability to realize the benefit of our intellectual property. We have a process that assesses risks and opportunities for AI deployed at Intellia.

A growing number of legislators and regulators are adopting laws and regulations and have focused enforcement efforts on the adoption of AI, and use of such technologies in compliance with ethical standards and societal expectations. These developments may increase our compliance burden and costs in connection with use of AI and lead to legal liability if we fail to meet evolving legal standards or if use of such technologies results in harms or other causes of action we did not predict. For example, the EU’s Artificial Intelligence Act (“AI Act”) entered into force on August 1, 2024, with most provisions becoming effective on August 2, 2026. This legislation imposes significant obligations on providers and deployers of AI systems, and encourages providers and deployers of AI systems to account for EU ethical principles in their development and use of these systems. The scope of requirements depends on legal and risk determinations that rely on novel legal provisions that have not yet been interpreted by courts or regulators, and non-compliance can lead to significant fines.

Likewise, in the U.S., several states, including Colorado and California, passed laws that will take effect in 2026, to regulate various uses of AI, including to make consequential decisions. In addition, various federal regulators have issued guidance and focused enforcement efforts on the use of AI in regulated sectors. The FDA, for example, issued guidance on the use of AI in medical devices, requiring detailed risk management and review processes to obtain approvals. If we use AI systems governed by these laws or regulations, we will need to meet higher standards of data quality, transparency, monitoring and human oversight, and we would need to adhere to specific and potentially burdensome and costly ethical, accountability, and administrative requirements, with the potential for significant enforcement or litigation in the event of any perceived non-compliance.

The rapid evolution of AI will require the application of significant resources to design, develop, test and maintain such systems to help ensure that AI is implemented in accordance with applicable law and regulation and in a socially responsible manner and to minimize any real or perceived unintended harmful impacts. The use of certain AI technologies can also give rise to IP risks, including by disclosing or otherwise compromising our confidential or proprietary IP, or by undermining our ability to assert or defend ownership rights in IP created with the assistance of AI tools.

Our vendors may in turn incorporate AI tools into their offerings, and the providers of these AI tools may not meet existing or rapidly evolving regulatory or industry standards, including with respect to privacy and data security. Further, bad actors around the world use increasingly sophisticated methods, including the use of AI, to engage in illegal activities involving the theft and misuse of personal information, confidential information and IP. Any of these effects could damage our reputation, result in the loss of valuable property and information, cause us to breach applicable laws and regulations, and adversely impact our business.

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

Specific to our nex-z program, we are aware of other companies that are currently commercializing or developing products and therapies used to treat ATTR amyloidosis, including Alnylam Pharmaceuticals, Inc., AstraZeneca Pharmaceuticals LP, BridgeBio Pharma Inc., Bayer AG, Ionis Pharmaceuticals, Inc., Metagenomi Technologies, LLC, Novo Nordisk A/S, Pfizer, Inc. and YolTech Therapeutics.

Specific to our NTLA-2002 program, we are aware of other companies that are currently commercializing or developing products used to treat HAE, including ADARx Therapeutics, Inc., Astria Therapeutics Inc., BioCryst Pharmaceuticals Inc., CSL Limited, Ionis Pharmaceuticals, Inc., KalVista Pharmaceuticals, Inc., Pharming Group N.V., Pharvaris N.V. and Takeda Pharmaceutical Company Limited.

Our platform and product foci are on the development of therapies using CRISPR-based technologies. Genome editing companies focused on CRISPR-based technologies include: Arbor Biotechnologies, Inc., Beam Therapeutics Inc., Caribou Biosciences, Inc., CRISPR Therapeutics AG, EdiGene, Inc., Editas Medicine, Inc., Emendo Biotherapeutics, Inc., Ensoma, Inc., Excision Biotherapeutics, Inc., Integra Therapeutics, S.L., Mammoth Biosciences, Inc., Metagenomi Technologies, LLC, Modalis Therapeutics Inc., nChroma Bio (formerly Chroma Medicine, Inc.), Prime Medicine, Inc., Scribe Therapeutics, Inc., Tessera Therapeutics, Inc., ToolGen, Inc., Tune Therapeutics, Inc., Verve Therapeutics, Inc. and YolTech Therapeutics.

There are also companies developing therapies using additional genome editing technologies, which include Allogene Therapeutics, Inc., bluebird bio, Inc., Cellectis S.A., Editas Medicine, Inc., Life Edit Therapeutics (an ElevateBio Company),

Myeloid Therapeutics, Inc., Poseida Therapeutics, Inc. (acquired by Roche Holdings, Inc.), Precision Biosciences, Inc., Prime Medicine, Inc., Sangamo Therapeutics, Inc., Seamless Therapeutics, Inc., Stylus Medicine, Inc. and Tessera Therapeutics, Inc.

We are also aware of companies developing therapies in various areas related to our specific research and development programs. For ex vivo, these companies include Atara Biotherapeutics, Inc., Allogene Therapeutics, Inc., BRL Medicine, Inc., Caribou Biosciences, Inc., CARSgen Therapeutics Corporation, Cellectis S.A., CRISPR Therapeutics AG, Legend Biotech USA, Inc., Poseida Therapeutics, Inc. (acquired by Roche Holdings, Inc.), Precision BioSciences, Inc., and Sana Biotechnology, Inc. For in vivo, these companies include Beam Therapeutics Inc., CRISPR Therapeutics AG, Editas Medicine, Inc., Ensoma, Inc., Metagenomi Technologies, LLC, Orna Therapeutics, Inc., Precision Biosciences, Inc., Prime Medicine, Inc., Tessera Therapeutics, Inc., Vertex Pharmaceuticals, Inc. and Verve Therapeutics, Inc.

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

We are highly dependent on the research and development, clinical, manufacturing, commercialization, legal, financial and business development expertise of John M. Leonard, M.D., our President and Chief Executive Officer, Edward J. Dulac III, our Executive Vice President, Chief Financial Officer and Treasurer, James Basta, our Executive Vice President, General Counsel and Corporate Secretary, Eliana Clark, our Executive Vice President and Chief Technical Officer, Michael P. Dube, our Chief Accounting Officer, David Lebwohl, our Executive Vice President and Chief Medical Officer and Birgit Schultes, our Executive Vice President and Chief Scientific Officer, as well as the other principal members of our management, scientific and clinical teams. Although we have entered into employment arrangements with our executive officers, each of them may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees.

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

To help attract, retain, and motivate qualified employees in senior roles, we use equity-based awards and performance-based cash incentive awards. Sustained declines in our stock price, or lower stock price performance relative to competitors, can reduce the retention value of our equity-based awards, which can impact the competitiveness of our compensation. There can be no assurance that we will be successful in retaining existing personnel or recruiting new personnel.

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

In the U.S. and some other jurisdictions, patients generally rely on third party payors to reimburse all or part of the costs associated with their treatment. Adequate coverage and reimbursement from governmental healthcare programs, such as Medicare and Medicaid in the U.S., and commercial payors are critical to new product uptake.

Government authorities and other third party payors, such as private health insurers and health maintenance organizations, decide which drugs and treatments they will cover and the amount of reimbursement. In the U.S., the principal decisions about reimbursement for new medicines are typically made by the CMS, an agency within the U.S. Department of Health and Human Services. CMS decides whether and to what extent a new medicine will be covered and reimbursed under Medicare, and private payors often follow CMS’s coverage decisions. Other jurisdictions have agencies, such as the National Institute for Health and Care Excellence in the U.K., that evaluate the use and cost-effectiveness of therapies, which impact the utilization and price of the medicine in such jurisdiction.

In the U.S., no uniform policy of coverage and reimbursement for products exists among third party payors. As a result, obtaining coverage and reimbursement approval of a product from a third party payor is a time-consuming and costly process that could require us to provide supporting scientific, clinical and cost-effectiveness data for the use of our products to each potential payor, with no assurance that coverage and adequate reimbursement will be obtained from all or any of them. Even if we obtain coverage for a given product, the resulting reimbursement payment rates might be insufficient or may require co-insurance or co-payments that patients find unacceptably high, which may prevent us from achieving or sustaining profitability. Additionally, third party payors may not cover, or provide adequate reimbursement for, long-term follow-up evaluations required following the use of our genome editing products.

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
•
broad consumer privacy and data protection laws have been or are predicted to be passed in a number of additional states. Many state privacy and data protection laws differ from each other in significant ways, and it is not yet fully clear how these laws will be enforced and interpreted. In addition, other states have passed laws regulating specific aspects of privacy. For example, the State of Washington recently passed a law, effective as of March 31, 2024, that regulates health and medical information that is not subject to HIPAA. Similar laws have been passed in Connecticut and Nevada. Additionally, a small number of states have enacted laws that specifically target the collection and use of biometric information. Furthermore, other U.S. states have enacted stringent data security laws; and
•
around the world, many countries have enacted laws that regulate data protection. In the European Economic Area (“EEA”), the collection and use of personal data is regulated by the GDPR and the member states’ related data protection and privacy laws. As the GDPR applies not only to businesses that are established within the EEA or the U.K. but also to any business that offers goods or services to individuals in those territories, it could apply to us. The GDPR imposes strict requirements, including requirements to ensure an appropriate legal basis or condition applies to the processing of personal data, special protections for “sensitive” personal data which includes health and genetic information of individuals in the EEA or the U.K.; disclosures about the personal data use; information retention limitations; mandatory data breach notification requirements; and additional oversight obligations relating to third parties retained to process the personal data. The GDPR grants or enhances the rights of individuals with respect to their personal data, including the rights to object to the processing of the data and request deletion of the same. In addition, the GDPR includes strict requirements on, and prohibits, the transfer of personal data subject to GDPR to jurisdictions that have not been deemed by competent authorities to offer “adequate” privacy protections (“third countries”), unless a derogation exists or a valid GDPR transfer mechanism (for example, the EC approved Standard Contractual Clauses, certification to the EU-U.S. Data Privacy Framework (which allows for transfers for relevant U.S.-based organizations who self-certify compliance and participate in the framework) and the U.K. International Data Transfer Agreement/Addendum) has been put in place and a transfer impact assessment has been carried out. Our compliance with international data transfer obligations under the GDPR, where applicable, may require significant effort and cost, and may limit our ability to transfer such personal data to other jurisdictions or to work with certain service providers that process personal data, and may require us to make strategic considerations around where such personal data is stored. Further, although the EC has acknowledged that the U.K. currently has adequate protections for international data transfers, there may be developments related to the U.K.’s withdrawal from the EU (“Brexit”) in the future that result in additional costs and operational challenges in complying with the U.K. GDPR and any other developments regulating the transfer of personal data between the U.K. and EU. For example, the U.K. government has introduced a Data Use and Access Bill (the “U.K. Bill”) into the U.K. legislative process. The aim of the U.K. Bill is to reform the U.K.’s data protection regime following Brexit. If passed, the final version of the U.K. Bill may have the effect of further altering the similarities between the U.K. and EEA data protection regime and threaten the U.K. adequacy decision from the EC. Failure to comply with the requirements of the GDPR may result in warning letters, mandatory audits, orders to cease/change the use of data, and financial penalties, including fines of up to 4% of global revenues, or 20.0 million Euros (17.5 million GBP in the U.K.), whichever is greater. Moreover, data subjects can seek damages for violations, and non-profit organizations can bring claims on behalf of data subjects.

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

Third party payors, whether domestic or foreign, or governmental or commercial, are developing increasingly sophisticated methods of controlling healthcare costs. In the U.S. and certain other jurisdictions, there have been, and are expected to continue to be, a number of legislative and regulatory changes to the healthcare system that could impact our ability to sell our products profitably. In addition, significant uncertainty exists in the U.S. and certain other jurisdictions regarding the provision and financing of healthcare because the elected administrations in such countries have publicly declared their intention to review and potentially significantly modify the current legal and regulatory framework for the healthcare system.

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

Companies trading in the stock market in general, and in The Nasdaq Global Market in particular, have also experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. In the past, following periods of volatility in the market, securities class-action litigation has often been instituted against companies. Even if the allegations against us are unfounded or we ultimately are not held liable, we may experience related negative publicity resulting in damage to our reputation. Such litigation, if instituted against us, could result in substantial costs and diversion of management’s attention and resources, which could materially and adversely affect our business, financial condition, results of operations and growth prospects.

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

A portion of our cash may be held by financial institutions that may have been, or could in the future become, exposed to liquidity issues, bank failures or other systemic financial risks. Our uninsured cash deposits with such financial institutions may be at risk in the event they experience liquidity problems or other financial losses. In addition, although the U.S. Department of Treasury, the Federal Deposit Insurance Corporation (“FDIC”) and Federal Reserve Board previously provided loans and other programs to mitigate the risk of potential losses from uninsured deposits, there is no guarantee that the U.S. Department of Treasury, FDIC and Federal Reserve Board will provide access to such programs in the future in the event of the closure of other banks or financial institutions, or that they would do so in a timely fashion. We assess our banking relationships as we believe necessary or appropriate, but uncertainty remains over liquidity concerns in the broader financial services industry, and our business, our business partners, or industry as a whole may be adversely impacted in ways that we cannot predict at this time, including our ability to access cash in amounts adequate to finance or capitalize our current and/or projected business operations could be significantly impaired by factors that affect the financial institutions with which we have banking relationships, and in turn, us. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements (including cash management arrangements), disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry. In addition, our vendors, such as our CMOs, CROs or business partners, may be susceptible to the foregoing liquidity or other financial risks and factors, which could, in turn, have a material adverse effect on our current and/or projected business operations and results of operations and financial condition.

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

We have incurred substantial losses during our history and do not expect to become profitable in the near future, and we may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire. As of December 31, 2024, we had federal and state NOLs of $1,088.4 million and $1,079.2 million, respectively, some of which begin to expire in 2034. Federal and certain state NOLs generated in taxable years ending after December 31, 2017 are not subject to expiration. As of December 31, 2024, we had federal and state research and development and other credit carryforwards of approximately $139.3 million and $77.9 million, which begin to expire in 2034 and 2029, respectively. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), if a corporation undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three-year period, the corporation’s ability to use its pre-change NOLs, and other pre-change tax attributes (such as research and development tax credits) to offset its post-change income or taxes may be limited. During 2022, we completed an assessment of the available net operating loss carryforwards and other tax attributes under Section 382. The analysis did not result in a material limitation to our tax attributes and the results of this analysis are reflected herein. We have not completed an analysis through December 31, 2024. To the extent there was a change in control during 2023 and 2024, our tax attributes could be subject to limitation. We may experience ownership changes in the future. As a result, if we earn net taxable income, our ability to use our pre-change NOLs and research and development tax credits to offset such taxable income and income tax, respectively, could be subject to limitations. Similar provisions of state tax law may also apply. As a result, even if we attain profitability, we may be unable to use a material portion of our NOLs and other tax attributes.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk management and strategy:

We face a number of cybersecurity risks in connection with our business and recognize the growing threat within the general marketplace and our industry. To help the Company address these risks, we have implemented a cybersecurity risk management program that is informed by recognized industry standards and frameworks and incorporates elements of the same, including elements of the National Institute of Standards and Technology Cybersecurity Framework. Our cybersecurity risk management program is integrated within our enterprise risk management program.

Our cybersecurity risk management program includes a number of components, including but not limited to a Cybersecurity Incident Response Plan (“CSIRP”), annual cybersecurity awareness training for our employees, security assessments, vendor risk management, regular system maintenance including application of security patches as appropriate, regular penetration testing and implementation of enhancements to security measures used to protect our systems and data. We employ third parties, including assessors, consultants and auditors, in our cyber risk management program as appropriate, e.g., training, assessment, auditing, benchmarking, and penetration testing.

Our CSIRP is designed to guide our incident response process for cybersecurity incidents that could affect our systems, network, or data. The CSIRP identifies the individuals responsible for developing, maintaining, and following appropriate procedures related to identified cybersecurity incidents, including a framework for identifying and addressing material cybersecurity incidents. We periodically test our CSIRP using tabletop exercises with the goal of improving our processes and preparedness.

Risks from cybersecurity threats have not to date materially affected us, including our business strategy, results of operations or financial condition. For more information about the cybersecurity risks we face, see the risk factor entitled “Our internal computer systems, or those of our collaborators or other contractors or consultants, may fail or suffer security breaches, incidents or compromises, which could result in a disruption of our operations and development efforts” in Item 1A. Risk Factors.

Governance:

The Board of Directors, as a whole and through its committees, has responsibility for the oversight of risk management, which includes ensuring that the risk management process implemented within our organization is appropriate and functioning as designed. The Audit Committee of our Board of Directors oversees cybersecurity risks pursuant to its charter, and our governance framework includes oversight by the Audit Committee. The Audit Committee, with assistance from our management, including our Head of Information Technology (“IT”), periodically reports to the full Board of Directors to inform them of potential cybersecurity risks and threats, the status of projects to further develop our information security systems, and the emerging cybersecurity threat landscape.

Our Head of IT has primary responsibility for day-to-day management of our cybersecurity risk management program, including leading a dedicated team of IT professionals to monitor and assess cybersecurity risks, and is responsible for strategic leadership of our cybersecurity risk management program. The Head of IT role is currently held by an individual who has close to twenty years of professional IT management experience in the life sciences industry. Our Head of IT also provides regular updates on our cybersecurity risk to our executive leadership team and other management committees responsible for IT and cybersecurity risk management. Under our CSIRP and other applicable policies and procedures, we have established a framework for responding to cybersecurity incidents based on severity of the incident, which includes escalation to our executive leadership team and other management committees and assessment of materiality of cybersecurity incidents individually and in the aggregate.

Item 2. Properties

In aggregate, the Company leases approximately 370,000 square feet of real estate, including office, laboratory and manufacturing space in Cambridge, Massachusetts and the surrounding areas.

Our headquarters are located at 40 Erie Street in Cambridge, Massachusetts, where we occupy approximately 65,000 square feet of office and laboratory space, which expires in 2026, with an option to extend the term of the lease for an additional three years. In addition, we lease approximately 15,200 square feet of office and laboratory space at 130 Brookline Street in Cambridge, Massachusetts, which expires in 2031, approximately 39,000 square feet of office and laboratory space at 281 Albany Street in Cambridge, Massachusetts, which expires in 2030 with an option to extend the lease for two successive five-year terms, approximately 62,000 square feet of office and laboratory space at 640 Memorial Drive, Cambridge, Massachusetts, which expires in 2027, approximately 14,000 square feet of office space at 17 Tudor Street in Cambridge, Massachusetts, which expires in 2025 and approximately 38,000 square feet of office and laboratory space at 730 Main Street, Cambridge, Massachusetts, which expires in 2032 with an option to extend the lease for one five-year term. We have subleased approximately 13,000 square feet of the property at 730 Main Street for office and laboratory use through March 2026.

We also lease approximately 140,000 square feet of office, general laboratory and manufacturing space at 840 Winter Street, Waltham, Massachusetts. In February 2025, we entered into a Second Amendment to Lease (the “Winter Street Amendment”). Pursuant to the Winter Street Amendment, the 840 Winter Street lease will terminate on or before June 30, 2028, as described in Note 16, “Subsequent Events.”

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

BlueAllele Corp. v. Intellia Therapeutics, Inc.

On July 8, 2024, BlueAllele Corp. (“BlueAllele”) filed a complaint alleging infringement by Intellia of various patents in the U.S. District Court for the District of Delaware. Specifically, BlueAllele alleges that our experimentation, basic research, identification, optimization, manufacturing and/or use of bi-directional insertion template technology infringes the asserted patents and seeks, inter alia, unspecified compensatory damages and an injunction against the alleged infringing activities. On September 12, 2024, we filed a motion to dismiss the complaint, and on December 9, 2024, the court denied the motion to dismiss and discovery began. On January 6, 2025, we filed our answer and counterclaims, and BlueAllele filed a motion to dismiss our counterclaims on January 27, 2025. On February 21, 2025, the court substantially denied BlueAllele’s motion to dismiss, and granted the motion with respect to one counterclaim.

Gonzalez v. Intellia Therapeutics, Inc.

On February 11, 2025, a purported stockholder of the Company filed a lawsuit, captioned Gonzalez v. Intellia Therapeutics, Inc., No. 1:25-cv-01353 (D. Mass.), in the U.S. District Court for the District of Massachusetts against the Company and certain of our officers on behalf of a putative class of stockholders who purchased Company shares from July 30, 2024 through January 8, 2025. The complaint alleges claims under Sections 10(b) and 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934 (the “Exchange Act”) premised upon statements relating to the Company’s NTLA-3001 program and the demand for viral-based editing. The complaint seeks unspecified damages, interest, reasonable attorneys’ fees and other costs. We intend to defend vigorously against the claims.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the Nasdaq Global Market under the symbol “NTLA.”

As of February 14, 2025, the number of holders of record of our common stock was 13. The actual number of holders of our common stock is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees. The number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividends

We have never declared or paid cash dividends on our capital stock. We intend to retain all of our future earnings, if any, to finance the growth and development of our business. We do not intend to pay cash dividends to our stockholders in the foreseeable future.

Stock Performance Graph

The following graph shows a comparison from December 31, 2019 through December 31, 2024, of the cumulative total return on an assumed investment of $100.00 in cash in our common stock, the Nasdaq Composite Index and the Nasdaq Biotechnology Index. Such returns are based on historical results and are not intended to suggest future performance. Data for the Nasdaq Composite Index and the Nasdaq Biotechnology Index assume reinvestment of dividends.

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

Information pertaining to fiscal year 2022 was included in our Annual Report on Form 10-K for the year ended December 31, 2023 under Part II, Item 7, “Management’s Discussion and Analysis of Financial Position and Results of Operations,” which was filed with the Securities and Exchange Commission (the “SEC”) on February 22, 2024.

Management Overview

Intellia Therapeutics, Inc. (“we,” “us,” “our,” “Intellia,” or the “Company”) is a leading clinical-stage gene editing company focused on revolutionizing medicine with CRISPR-based therapies. CRISPR is a gene editing technology which is also sometimes referred to as CRISPR/Cas or CRISPR/Cas9 when referring to the use of CRISPR technology with the Cas9 enzyme. Since its inception, Intellia has focused on leveraging gene editing technology to develop novel, first-in-class medicines that address important unmet medical needs and advance the treatment paradigm for patients. Intellia’s deep scientific, technical and clinical development experience, along with its people, are helping set the standard for a new class of medicine. To harness the full potential of gene editing, Intellia continues to expand the capabilities of its CRISPR-based platform with novel editing and delivery technologies. To fully realize the transformative potential of CRISPR/Cas9-based technologies, we are building a full-spectrum gene editing company, by leveraging our modular platform, to advance in vivo and ex vivo therapies for diseases with high unmet need by pursuing two primary approaches. For in vivo applications to address genetic diseases, we deploy CRISPR/Cas9 as the therapy. Our in vivo programs use CRISPR to enable precise editing of disease-causing genes directly inside the human body. In addition, we are advancing ex vivo applications to address immuno-oncology and autoimmune diseases, where we use CRISPR/Cas9 as the tool to create the engineered cell therapy. For our ex vivo programs, CRISPR/Cas9 is used to engineer human cells outside the body. Our deep scientific, technical and clinical development experience, along with our robust intellectual property (“IP”) portfolio, have enabled us to unlock broad therapeutic applications of CRISPR/Cas9 and related technologies to create new classes of genetic medicine. For more information regarding our business, mission and pipeline, see above sections in Part I entitled “Overview,” “Strategy” and “Our Pipeline.”

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

Other Income (Expense), Net

During the year ended December 31, 2024, other income (expense), net consists of interest income earned on our cash, cash equivalents, restricted cash equivalents and marketable securities and change in the fair value of our investments. During the year ended December 31, 2023, other income (expense), net consisted of interest income earned on our cash, cash equivalents, restricted cash equivalents and marketable securities, loss from our equity method investment and change in fair value of contingent consideration.

Results of Operations

The following discussion of the financial condition and results of operations should be read in conjunction with the accompanying consolidated financial statements and the related footnotes thereto.

Comparison of Year Ended December 31, 2024 and 2023

The following table summarizes our results of operations:

	Year Ended December 31,		Period-to-
	2024	2023	Period Change
	(In thousands)
Collaboration revenue	$57,877	$36,275	$21,602
Operating expenses:
Research and development	466,311	435,069	31,242
General and administrative	125,829	116,497	9,332
Total operating expenses	592,140	551,566	40,574
Operating loss	(534,263)	(515,291)	(18,972)
Other income (expense), net:
Interest income	47,807	49,832	(2,025)
Change in fair value of investments, net	(32,565)	-	(32,565)
Loss from equity method investment	-	(15,633)	15,633
Change in fair value of contingent consideration	-	(100)	100
Total other income (expense), net	15,242	34,099	(18,857)
Net loss	$(519,021)	$(481,192)	$(37,829)

Collaboration Revenue

Collaboration revenue increased by $21.6 million to $57.9 million during the year ended December 31, 2024, as compared to $36.3 million during the year ended December 31, 2023. The increase in collaboration revenue during the year ended December 31, 2024 is primarily due to the recognition of $21.0 million of previously eliminated intra-entity profit under our license and collaboration agreement with AvenCell Therapeutics, Inc. (the “AvenCell LCA”) and a $12.8 million increase in revenue related to Regeneron Pharmaceuticals, Inc. (“Regeneron”), offset by a $12.3 million decrease in revenue related to the AvenCell LCA. Refer to Note 9 to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K for further details.

Research and Development

Research and development expenses increased by $31.2 million to $466.3 million during the year ended December 31, 2024, as compared to $435.1 million during the year ended December 31, 2023.

The following table summarizes our research and development expenses, together with the changes in those items in dollars and the respective percentages of change:

	Year Ended December 31,		Period-to-	Percent
	2024	2023	Period Change	Change
	(In thousands)
External development expenses by program:
Nex-z	$69,793	$54,454	$15,339	28%
NTLA-2002	42,173	24,560	17,613	72%
NTLA-3001	8,709	17,312	(8,603)	-50%
Unallocated research and development expenses:
Employee-related expenses	127,383	136,628	(9,245)	-7%
Research materials and contracted services	60,661	60,726	(65)	0%
Rewrite research milestone	-	874	(874)	-100%
Facility-related expenses	59,397	53,141	6,256	12%
Stock-based compensation	94,230	82,211	12,019	15%
Other	3,965	5,163	(1,198)	-23%
Total research and development expenses	$466,311	$435,069	$31,242	7%

The increase in research and development expenses for the year ended December 31, 2024 compared to the year ended December 31, 2023 was primarily attributable to:

•
a $15.3 million increase in external costs related to the development of nexiguran ziclumeran (“nex-z”, also referred to as NTLA-2001), one of our lead product candidates, primarily due to an increase in spend on contracted services and consulting fees, offset in part by a decrease in drug components;
•
a $17.6 million increase in external costs related to the development of NTLA-2002, primarily due to an increase in spend on drug components, contracted services and consulting fees;
•
an $8.6 million decrease in external costs related to NTLA-3001, primarily related to initial manufacturing activities in 2023, offset in part by an increase in spend on contracted services;
•
a $9.2 million decrease in employee-related expenses, primarily driven by a workforce reduction in January 2024;
•
a $6.3 million increase in facility-related expenses primarily related to depreciation, facility maintenance costs, technology expense allocated to research and development, and rent; and
•
a $12.0 million increase in stock-based compensation.

General and Administrative

General and administrative expenses increased by $9.3 million to $125.8 million during the year ended December 31, 2024, compared to $116.5 million during the year ended December 31, 2023. This increase was primarily related to an increase in stock-based compensation of $8.2 million.

Other Income (Expense), Net

The decrease in other income (expense), net of $18.9 million is primarily related to $32.6 million in expense due to the change in fair value of our investments in Kyverna Therapeutics, Inc. (“Kyverna”) and AvenCell and a $2.0 million decrease in interest income, offset in part by a $15.6 million change related to our equity method loss recorded in the year ended December 31, 2023.

Liquidity and Capital Resources

Since our inception through December 31, 2024, we have funded our operations through our initial public offering and concurrent private placements, follow-on public offerings, our collaboration agreements, at-the-market offerings and the sale of convertible preferred stock.

As of December 31, 2024, we had $861.7 million in cash, cash equivalents and marketable securities.

At-the-Market Offering Programs

2022 Sale Agreement

In 2022, we entered into an Open Market Sale Agreement (the “2022 Sale Agreement”) with Jefferies LLC (“Jefferies”), under which Jefferies is able to offer and sell, from time to time in “at-the-market” offerings, shares of our common stock having aggregate gross proceeds of up to $400.0 million. In February 2024, we entered into an amendment to the 2022 Sale Agreement (the “2022 Sale Agreement, as amended”) to increase the size of the at-the-market offering program from $400.0 million to $750.0 million. We agreed to pay cash commissions of up to 3.0% of the gross proceeds of sales of common stock under the 2022 Sale Agreement, as amended. To date through December 31, 2024 we have issued 14,522,533 shares of our common stock under the 2022 Sale Agreement, as amended. During the year ended December 31, 2024, we issued 7,004,370 shares of our common stock, in a series of sales, at an average price of $25.68 per share, in accordance with the 2022 Sale Agreement, as amended, for aggregate net proceeds of $174.8 million, after payment of cash commissions and approximately $0.3 million related to legal, accounting and other fees in connection with the sales. As of December 31, 2024, $249.1 million in shares of common stock remain eligible for sale under the 2022 Sale Agreement, as amended.

Funding Requirements

Our primary uses of capital are, and we expect will continue to be, research and development research materials and contracted services, clinical trial costs, compensation and related expenses, laboratory and office facilities, research supplies, legal and regulatory expenses, patent prosecution filing and maintenance costs for our licensed IP, milestone and royalty payments and general overhead costs. During 2025, we expect our expenses to decrease compared to prior periods as a result of our recently announced strategic reorganization in January 2025, as we focus resources on high value programs within our pipeline, such as NTLA-2002 and nex-z, to ensure efficient execution, achieve near-term clinical milestones, and prepare for commercial launch.

Because our lead programs are in the clinical stage and the outcome of these efforts is uncertain, we cannot estimate the actual amounts necessary to successfully complete the development and commercialization of any future product candidates or whether, or when, we may achieve profitability. Until such time as we can generate substantial product revenues, if ever, we expect to fund our ongoing cash needs through equity financings and collaboration arrangements. We receive cost reimbursements from Regeneron related to our collaboration agreements with them. Additionally, we are eligible to earn milestone payments and royalties, in each case, on a per-product basis under our collaborations with SparingVision SAS (“SparingVision”), ONK Therapeutics, Ltd. (“ONK”) and ReCode Therapeutics, Inc. (“ReCode”), on a per-target basis under our collaboration with Regeneron, and upon achievement of certain events with Kyverna, subject to the provisions of our agreements with each of them. Except for these sources of funding, we will not have any committed external source of liquidity. To the extent that we raise additional capital through the future sale of equity, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing stockholders. If we raise additional funds through collaboration arrangements in the future, we may have to relinquish valuable rights to our technologies, future revenue streams or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Outlook

Based on our research and development plans and our expectations related to the progress of our programs, we expect that our cash, cash equivalents and marketable securities as of December 31, 2024, as well as research and cost reimbursement funding from our collaboration agreements, will enable us to fund our ongoing operating expenses and capital expenditure requirements into the first half of 2027, excluding any potential milestone payments or extension fees that could be earned and distributed under our collaboration agreements or any strategic use of capital not currently in the base case planning assumptions. We have based this estimate on current assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect.

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

Cash Flows

The following is a summary of cash flows:

	Year Ended December 31,
	2024	2023
	(In thousands)
Net cash used in operating activities	$(348,880)	$(394,086)
Net cash provided by (used in) investing activities	125,567	(31,347)
Net cash provided by financing activities	185,747	130,323

Net cash used in operating activities

Net cash used in operating activities of $348.9 million during the year ended December 31, 2024 primarily consists of a net loss of $519.0 million, further reduced by the non-cash recognition of $21.0 million of previously eliminated intra-entity profit recorded within “collaboration revenue” and accretion of investment discounts and premiums of $17.8 million. These decreases are offset in part by stock-based compensation of $154.3 million, $32.6 million in net adjustments to the fair value of our investments in Kyverna and AvenCell, net changes in operating assets and liabilities of $11.9 million and depreciation of $10.3 million.

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

Net cash provided by (used in) investing activities

During the year ended December 31, 2024, we added $125.6 million of net cash through investing activities. The increase in the year ended December 31, 2024 is primarily due to $131.3 million in marketable securities that matured (net of purchases), offset in part by $5.8 million in cash used for the purchase of property and equipment.

During the year ended December 31, 2023 we used cash of $31.3 million in investing activities. The decrease in the year ended December 31, 2023 is primarily due to $17.4 million in marketable securities purchased (net of maturities) and $14.0 million in cash used for the purchase of property and equipment.

Net cash provided by financing activities

Net cash provided by financing activities of $185.7 million during the year ended December 31, 2024 includes $176.9 million in net proceeds from at-the-market offerings, $5.9 million in cash received from the exercise of stock options and $3.0 million in cash received from the issuance of shares through our employee stock purchase plan.

Net cash provided by financing activities of $130.3 million during the year ended December 31, 2023 includes $119.8 million in net proceeds from at-the-market offerings, $6.6 million in cash received from the exercise of stock options and $3.9 million in cash received from the issuance of shares through our employee stock purchase plan.

Contractual Obligations

We have entered into arrangements that contractually obligate us to make payments that will affect our liquidity and cash flows in future periods.

Property Leases

As of December 31, 2024, our total undiscounted future minimum lease payments for our property leases that have commenced were $294.8 million, which will be paid over the term of such leases.

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

We do not include any potential future pass-through milestone payments or royalty payments we may be required to make under our existing license agreements or the merger agreement related to our acquisition of Rewrite Therapeutics, Inc. (“Rewrite”) due to the uncertainty of the occurrence of the events requiring payment under those agreements. These payments are not reflected in the disclosures above. In January 2023, a research milestone related to Rewrite was achieved and settled.

Critical Accounting Policies and Use of Estimates

Our management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the balance sheets and the reported amounts of collaboration revenue and expenses during the reporting periods. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances at the time such estimates are made. Actual results and outcomes may differ materially from our estimates, judgments and assumptions. We periodically review our estimates in light of changes in circumstances, facts and experience. The effects of material revisions in estimates are reflected in the consolidated financial statements prospectively from the date of the change in estimate. Refer to Note 2 to our consolidated financial statements of this Annual Report on Form 10-K for our significant accounting policies related to our critical accounting estimates.

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

Revenue Recognition

We recognize revenue in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) and its related amendments (collectively known as Accounting Standard Codification (“ASC”) 606 (“ASC 606”).

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

As of December 31, 2024, our revenue recognized is solely related to collaboration agreements with third parties which are either within the scope of ASC 606, under which we license certain rights to our product candidates to third parties, or within the scope of ASC 808, Collaborative Arrangements (“ASC 808”) if it involves a joint operating activity pursuant to which we are an active participant and are exposed to significant risks and rewards with respect to the arrangement. As discussed in further detail in Note 9 to our consolidated financial statements of this Annual Report on Form 10-K, we enter into out-licensing agreements which are within the scope of ASC 606, under which we license certain rights to our product candidates to third parties and may provide services related to the research and development of the product candidates. The terms of these arrangements typically include consideration payable to us of one or more of the following: nonrefundable, upfront fees; development, regulatory, and commercial milestone payments; research and development funding payments; and royalties on the net sales of licensed products. Additionally, the terms of certain arrangements may include an equity interest in the other company. Consideration received from each of these payments results in collaboration revenues, except for revenues from royalties on the net sales of licensed products, which are classified as royalty revenues. For arrangements within the scope of ASC 808, the terms of these arrangements typically include payments received or made under the cost sharing provisions which are recognized as a component of collaboration revenues in the consolidated statements of operations and comprehensive loss.

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

We base our expenses related to clinical studies on our estimates of the services received and efforts expended pursuant to contracts with multiple CROs that conduct and manage clinical studies on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. There may be instances in which payments made to our vendors will exceed the level of services provided and result in a prepayment of the expense.

Stock-Based Compensation

Our share-based compensation programs grant awards that have included stock options and restricted stock units. Grants are awarded to employees and non-employees, including directors. Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as an expense over the requisite service period.

We measure employee stock-based compensation for stock options based on the grant date fair value of the equity awards using the Black-Scholes option pricing model. For awards with service conditions only, we recognize stock-based compensation expense on a straight-line basis over the requisite service period. For equity awards that have a performance or market condition, we recognize stock-based compensation expense using the accelerated attribution method. Estimates of stock-based compensation expense for an award with a performance condition are based on our assessment of the probability that the performance condition will be achieved, which requires significant judgment. Our stock price is a key input that will drive the grant date fair value of the equity awards. Forfeitures are recorded as they occur.

The fair value of market-based restricted stock units and performance-based restricted stock units with a Total Shareholder Return (“TSR”) multiplier are determined using a Monte Carlo simulation model, which uses multiple input variables to determine the probability of satisfying the market condition requirements.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of December 31, 2024, we had cash equivalents, restricted cash equivalents and marketable securities of $739.4 million consisting of interest-bearing money market accounts, corporate and financial institution debt securities, U.S. Treasury and other government securities and asset-backed securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are primarily in marketable securities. Due to the short-term duration of our investment portfolios and the low risk profile of our investments, we do not believe an immediate change of 100 basis points, or one percentage point, would have a material effect on the fair market value of our investment portfolio. Declines in interest rates, however, would reduce future interest income.

We do not have any foreign currency or derivative financial instruments. Inflation generally affects us by increasing our cost of labor, preclinical and clinical trial costs. We do not believe that inflation had a material effect on our results of operations during the year ended December 31, 2024.

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

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2024.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013 framework) (“COSO”). Based on its assessment, management believes that, as of December 31, 2024, our internal control over financial reporting is effective based on those criteria.

Deloitte & Touche LLP, our independent registered public accounting firm, has issued an attestation report on the effectiveness of our internal control over financial reporting, which is included below.

Changes in Internal Controls over Financial Reporting

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Intellia Therapeutics, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Intellia Therapeutics, Inc. and subsidiary (the “Company”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated February 27, 2025, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Deloitte & Touche LLP

Boston, Massachusetts

February 27, 2025

Item 9B. Other Information

Rule 10b5-1 Trading Plans

The following table describes for the three months ended December 31, 2024 each trading arrangement under which the Company’s directors or officers adopted, materially modified, or terminated any contract, instruction, or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement.

Name (Title)	Action Taken (Date of Action)	Type of Trading Arrangement	Nature of Trading Arrangement	Duration of Trading Arrangement	Aggregate Number of Securities
James E. Basta (EVP, General Counsel)	Terminated (October 31, 2024)	Rule 10b5-1 trading arrangement	Sale

Until the earlier of (a) November 11, 2024; (b) the first date on which all trades have been executed or all trading orders related to such trades have expired; and (c) the date on which the plan holder gives notice to terminate the plan.

None

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K and is incorporated by reference from our definitive proxy statement to be filed with the Securities and Exchange Commission (the “SEC”) with respect to our 2025 Annual Meeting of Stockholders, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, which we expect to file with the SEC no later than April 30, 2025.

Item 10. Directors, Executive Officers and Corporate Governance

Information regarding our directors, including the audit committee and audit committee financial experts, and executive officers and compliance with Section 16(a) of the Exchange Act will be included in our 2025 Proxy Statement and is incorporated herein by reference.

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

Item 11. Executive Compensation

The information required by this item regarding executive compensation will be included in our definitive proxy statement to be filed with the SEC with respect to our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item regarding security ownership of certain beneficial owners and management and securities authorized for issuance under equity compensation plans will be included in our definitive proxy statement to be filed with the SEC with respect to our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item regarding certain relationships and related transactions and director independence will be included in our definitive proxy statement to be filed with the SEC with respect to our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information about aggregate fees billed to us by our independent principal accountant, Deloitte & Touche LLP (PCAOB ID No. 34), located in Boston, Massachusetts, will be presented in our definitive proxy statement to be filed with the SEC with respect to our 2025 Annual Meeting of Stockholders under the caption “Audit Committee Matters — Principal Accounting Firm Fees” and is incorporated herein by reference.

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Intellia Therapeutics, Inc. and subsidiary (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Equity-Method Investment — Accounting for the Loss of Significant Influence – Refer to Note 10 to the financial statements.

Critical Audit Matter Description

The Company historically accounted for its investment in AvenCell Therapeutics, Inc. (“AvenCell”) (the “AvenCell investment”) under the equity method of accounting in accordance with ASC 323, Investments – Equity Method and Joint Ventures (“ASC 323”). During the year ended December 31, 2024, the Company determined that they lost the ability to exercise significant influence over AvenCell. This resulted in management having to determine the accounting for the AvenCell investment as part of the transition from ASC 323 to ASC 321, Investments — Equity Securities (“ASC 321”).

We identified the accounting for the transition of the AvenCell investment from ASC 323 to ASC 321 as a critical audit matter. Auditing the Company’s application of the guidance required significant auditor judgment, including the need to involve an internal subject matter expert, due to the complex nature of evaluating the treatment of previously eliminated intra-entity profit and previously recognized accumulated other comprehensive loss associated with the AvenCell investment, under the guidance in ASC 323.

How the Critical Audit Matter Was Addressed in the Audit

Our principal audit procedures related to the Company’s accounting for the AvenCell investment upon the transition from ASC 323 to ASC 321 included the following:

•
We tested the effectiveness of controls over the Company’s processes for assessing the accounting treatment of the AvenCell investment upon the transition from ASC 323 to ASC 321.
•
With the assistance of professionals in our firm having expertise in equity-method accounting, we evaluated the Company’s application of relevant accounting guidance regarding the treatment of previously eliminated intra-entity profit and accumulated other comprehensive loss associated with the AvenCell investment upon the transition from ASC 323 to ASC 321.
•
We obtained and read the Company’s accounting position paper assessing the accounting treatment of the AvenCell investment upon the transition from ASC 323 to ASC 321.
•
We tested the mathematical accuracy of management’s calculations of the accounting associated with the AvenCell investment upon the transition from ASC 323 to ASC 321.

/s/ Deloitte & Touche LLP

Boston, Massachusetts
February 27, 2025

We have served as the Company’s auditor since 2015.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

INTELLIA THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands except share and per share data)

	December 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$189,182	$226,748
Marketable securities	412,333	685,475
Accounts receivable	8,517	36,456
Prepaid expenses and other current assets	29,831	49,651
Total current assets	639,863	998,330
Marketable securities - noncurrent	260,215	99,864
Property and equipment, net	27,381	32,760
Operating lease right-of-use assets	219,292	115,375
Equity method investment	-	11,765
Investments and other assets	44,264	42,883
Total assets	$1,191,015	$1,300,977
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,589	$7,452
Accrued expenses	55,355	67,017
Current portion of operating lease liability	20,246	18,599
Current portion of deferred revenue	20,661	22,140
Total current liabilities	110,851	115,208
Deferred revenue, net of current portion	18,256	38,853
Long-term operating lease liability	189,952	96,747
Total liabilities	319,059	250,808
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $0.0001 par value; 240,000,000 shares authorized at December 31, 2024 and December 31, 2023; 102,029,594 and 92,997,158 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	10	9
Additional paid-in capital	3,048,741	2,710,797
Accumulated other comprehensive income (loss)	605	(2,258)
Accumulated deficit	(2,177,400)	(1,658,379)
Total stockholders’ equity	871,956	1,050,169
Total liabilities and stockholders’ equity	$1,191,015	$1,300,977

The accompanying notes are an integral part of these consolidated financial statements.

INTELLIA THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Amounts in thousands except per share data)

	Year Ended December 31,
	2024	2023	2022
Collaboration revenue	$57,877	$36,275	$52,121
Operating expenses:
Research and development	466,311	435,069	419,979
General and administrative	125,829	116,497	90,306
Total operating expenses	592,140	551,566	510,285
Operating loss	(534,263)	(515,291)	(458,164)
Other income (expense), net:
Interest income	47,807	49,832	8,542
Change in fair value of investments, net	(32,565)	-	-
Loss from equity method investment	-	(15,633)	(11,079)
Change in fair value of contingent consideration	-	(100)	(13,485)
Total other income (expense), net	15,242	34,099	(16,022)
Net loss	$(519,021)	$(481,192)	$(474,186)
Net loss per share, basic and diluted	$(5.25)	$(5.42)	$(6.16)
Weighted average shares outstanding, basic and diluted	98,849	88,770	76,972
Other comprehensive loss:
Unrealized gain (loss) on marketable securities	731	3,635	(1,637)
Other comprehensive gain (loss) from equity method investment	-	1,568	(3,192)
Comprehensive loss	$(518,290)	$(475,989)	$(479,015)

The accompanying notes are an integral part of these consolidated financial statements.

INTELLIA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share data)

				Accumulated
			Additional	Other		Total
	Common		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2021	74,485,883	$7	$1,745,870	$(2,632)	$(703,001)	$1,040,244
Issuance of common stock through follow-on offerings, net of issuance costs of $253	7,532,751	1	337,891	-	-	337,892
Issuance of common stock through at-the-market offerings, net of issuance costs of $164 - 2019 Sale Agreement	579,788	1	38,885	-	-	38,886
Issuance of common stock through at-the-market offerings, net of issuance costs of $125 - 2022 Sale Agreement	3,395,339	-	189,011	-	-	189,011
Exercise of stock options	883,954	-	14,517	-	-	14,517
Vesting of restricted stock units	147,674	-	-	-	-	-
Issuance of shares under employee stock purchase plan	77,618	-	2,649	-	-	2,649
Stock-based compensation	-	-	91,400	-	-	91,400
Other comprehensive income (loss) - unrealized loss on marketable securities	-	-	-	(1,637)	-	(1,637)
Other comprehensive income (loss) - unrealized loss on equity method investment	-	-	-	(3,192)	-	(3,192)
Net loss	-	-	-	-	(474,186)	(474,186)
Balance at December 31, 2022	87,103,007	9	2,420,223	(7,461)	(1,177,187)	1,235,584
Issuance of common stock through at-the-market offerings, net of issuance costs of $376 - 2022 Sale Agreement	4,122,824	-	121,870	-	-	121,870
Contingent consideration paid to Rewrite Holders	567,045	-	24,126	-	-	24,126
Exercise of stock options	385,130	-	6,599	-	-	6,599
Vesting of restricted stock units	677,055	-	-	-	-	-
Issuance of shares under employee stock purchase plan	142,097	-	3,929	-	-	3,929
Stock-based compensation	-	-	134,050	-	-	134,050
Other comprehensive income (loss) - unrealized gain on marketable securities	-	-	-	3,635	-	3,635
Other comprehensive income (loss) - unrealized gain on equity method investment	-	-	-	1,568	-	1,568
Net loss	-	-	-	-	(481,192)	(481,192)
Balance at December 31, 2023	92,997,158	9	2,710,797	(2,258)	(1,658,379)	1,050,169
Issuance of common stock through at-the-market offerings, net of issuance costs of $254 - 2022 Sale Agreement	7,004,370	1	174,823	-	-	174,824
Exercise of stock options	373,807	-	5,862	-	-	5,862
Vesting of restricted stock units	1,433,669	-	-	-	-	-
Issuance of shares under employee stock purchase plan	220,590	-	2,986	-	-	2,986
Stock-based compensation	-	-	154,273	-	-	154,273
Other comprehensive income (loss) - unrealized gain on marketable securities	-	-	-	731	-	731
Reclassification of other comprehensive income (loss) - equity method investment	-	-	-	2,132	-	2,132
Net loss	-	-	-	-	(519,021)	(519,021)
Balance at December 31, 2024	102,029,594	$10	$3,048,741	$605	$(2,177,400)	$871,956

The accompanying notes are an integral part of these consolidated financial statements.

INTELLIA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Year Ended December 31,
	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(519,021)	$(481,192)	$(474,186)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10,285	8,976	7,572
(Gain) loss on disposal of property and equipment	(76)	72	(162)
Stock-based compensation	154,273	134,050	91,400
(Accretion) amortization of investment discounts and premiums	(17,817)	(25,897)	4,003
(Recognition) deferral of equity method investment intra-entity profit on sales	(20,967)	6,624	11,405
Change in fair value of investments, net	32,565	-	-
Loss from equity method investment	-	15,633	11,079
Change in fair value of contingent consideration	-	100	13,485
In-process research and development expense	-	-	55,990
Changes in operating assets and liabilities:
Accounts receivable	27,939	(32,688)	(1,737)
Prepaid expenses and other current assets	5,184	(27,168)	(2,160)
Operating lease right-of-use assets	21,466	19,011	13,121
Other assets	917	(707)	(1,091)
Accounts payable	6,800	2,522	(4,584)
Accrued expenses	(10,383)	6,024	15,924
Deferred revenue	(22,076)	(2,778)	(63,464)
Operating lease liabilities	(17,969)	(16,668)	(9,882)
Net cash used in operating activities	(348,880)	(394,086)	(333,287)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(5,778)	(13,985)	(13,558)
Purchases of marketable securities	(935,573)	(904,464)	(429,032)
Sales and maturities of marketable securities	1,066,918	887,102	647,581
Proceeds from sale of property and equipment	-	-	150
Acquired in-process research and development, net of cash acquired of $287	-	-	(44,832)
Net cash provided by (used in) investing activities	125,567	(31,347)	160,309
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock through follow-on offerings, net of issuance costs	-	-	337,892
Net proceeds from issuance of common stock through at-the-market offerings	176,899	119,795	227,897
Proceeds from options exercised	5,862	6,599	14,517
Issuance of shares through employee stock purchase plan	2,986	3,929	2,649
Net cash provided by financing activities	185,747	130,323	582,955
Net (decrease) increase in cash, cash equivalents and restricted cash equivalents	(37,566)	(295,110)	409,977
Cash, cash equivalents and restricted cash equivalents, beginning of period	240,353	535,463	125,486
Cash, cash equivalents and restricted cash equivalents, end of period	$202,787	$240,353	$535,463

Reconciliation of cash, cash equivalents and restricted cash equivalents to consolidated balance sheet:
Cash and cash equivalents	$189,182	$226,748	$523,506
Restricted cash equivalents, included in investments and other assets	13,605	13,605	11,957
Total cash, cash equivalents and restricted cash equivalents	$202,787	$240,353	$535,463

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Purchases of property and equipment unpaid at period end	$577	$1,525	$1,623
Operating lease liability arising from obtaining right-of-use assets	112,821	1,311	67,053
Non-cash trade-in of property and equipment	99	-	200
Proceeds from at-the-market offerings unpaid at period end	-	2,075	-
Shares issued for Rewrite contingent consideration	-	24,126	-
Contingent consideration liability assumed in asset acquisition	-	-	10,541

The accompanying notes are an integral part of these consolidated financial statements.

INTELLIA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Operations

Organization

Intellia Therapeutics, Inc. (“Intellia” or the “Company”) is a leading clinical-stage gene editing company focused on revolutionizing medicine with CRISPR-based therapies. CRISPR is a gene editing technology which is also sometimes referred to as CRISPR/Cas or CRISPR/Cas9 when referring to the use of CRISPR technology with the Cas9 enzyme. Since its inception, Intellia has focused on leveraging gene editing technology to develop novel, first-in-class medicines that address important unmet medical needs and advance the treatment paradigm for patients. Intellia’s deep scientific, technical and clinical development experience, along with its people, is helping set the standard for a new class of medicine. To harness the full potential of gene editing, Intellia continues to expand the capabilities of its CRISPR-based platform with novel editing and delivery technologies. To fully realize the transformative potential of CRISPR-based technologies, the Company is building a full-spectrum gene editing company, by leveraging its modular platform, to advance in vivo and ex vivo therapies for diseases with high unmet need by pursuing two primary approaches. For in vivo applications to address genetic diseases, the Company deploys CRISPR as the therapy. The Company’s in vivo programs use CRISPR to enable precise editing of disease-causing genes directly inside the human body. In addition, the Company is advancing ex vivo applications to address immuno-oncology and autoimmune diseases, where it uses CRISPR as the tool to create the engineered cell therapy. For its ex vivo programs, CRISPR is used to engineer human cells outside the body. The Company’s deep scientific, technical and clinical development experience, along with its robust intellectual property (“IP”) portfolio, have enabled it to unlock broad therapeutic applications of CRISPR and related technologies to create new classes of genetic medicine.

The Company was founded and commenced operations in 2014. The Company is subject to risks and uncertainties common to clinical-stage companies in the biotechnology industry, including, but not limited to, development by competitors of more advanced or effective therapies, dependence on key executives, protection of and dependence on proprietary technology, compliance with government regulations and ability to secure additional capital to fund operations. Programs currently in development or moving into development will require significant additional research and development efforts, including preclinical and clinical testing and regulatory approval prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel and infrastructure and extensive compliance-reporting capabilities. Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will realize significant revenue from product sales.

Liquidity

Since its inception through December 31, 2024, the Company has funded its operations through its initial public offering (“IPO”) and concurrent private placements, follow-on public offerings, at-the-market offerings and the sale of convertible preferred stock, as well as through its collaboration agreements. The Company expects that its cash, cash equivalents and marketable securities as of December 31, 2024 will enable the Company to fund its ongoing operating expenses and capital expenditure requirements for at least the twelve-month period following the issuance of these consolidated financial statements.

2. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Intellia Therapeutics, Inc. and its wholly owned, controlled subsidiary, Intellia Securities Corp. All intercompany balances and transactions have been eliminated in consolidation. Comprehensive loss is comprised of net loss, unrealized gain (loss) on marketable securities and other comprehensive gain (loss) from equity method investment.

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

Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. As of December 31, 2024 and 2023, cash equivalents consisted of interest-bearing money market accounts, U.S. Treasury bills and other government securities.

Restricted Cash Equivalents

The Company has restricted cash equivalents made up of money market funds held in collateral accounts that are restricted to secure letters of credit in accordance with certain of its leases. As of December 31, 2024 and 2023, these restricted cash equivalents amounted to $13.6 million. The letters of credit are required to be maintained throughout the term of the leases; in some cases, the Company is able to reduce the amounts held over time. These restricted cash equivalents are long-term in nature and are included in “Investments and other assets” in the Company’s consolidated balance sheets.

Marketable Securities

The Company’s marketable securities are accounted for as available-for-sale and recorded at fair value with the related unrealized gains and losses included in accumulated other comprehensive (loss) income, a component of stockholders’ equity.

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

Investments in Equity Securities

Investments in equity securities, other than equity method investments, are recorded at fair market value if fair value is readily determinable and any gains and losses are included in “Change in fair value of investments, net,” on the consolidated statement of operations and comprehensive loss. In the absence of a readily determinable fair value, the Company measures the investment at cost less impairment, plus or minus observable changes, if any. These investments are included in “Investments and other assets” in the Company’s consolidated balance sheets. Refer to Note 10 for further information regarding the Company’s investments in equity securities.

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

Accounts receivable represents amounts due from collaboration partners and joint ventures. The Company monitors economic conditions to identify facts or circumstances that may indicate that any of its accounts receivable are at risk of collection. As of December 31, 2024, the Company’s accounts receivable were related to its collaborations with Regeneron Pharmaceuticals, Inc. (“Regeneron”), SparingVision SAS (“SparingVision”), AvenCell Therapeutics, Inc. (“AvenCell”) and ReCode Therapeutics, Inc. (“ReCode”). As of December 31, 2023, the Company’s accounts receivable were related to its collaborations with Regeneron, SparingVision, AvenCell and Kyverna Therapeutics, Inc. (“Kyverna”).

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

Leases

The Company accounts for its leases in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 842, Leases (Topic 842) (“ASC 842”). At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the facts and circumstances present in the arrangement. Leases with a term greater than one year are recognized on the balance sheet as right-of-use assets and short-term and long-term lease liabilities, as applicable. The Company has elected not to recognize leases with an original term of one year or less on the balance sheet. The Company does not have any financing leases.

Operating lease liabilities and their corresponding right-of-use assets are initially recorded based on the present value of lease payments over the expected remaining lease term. Certain adjustments to the right-of-use asset may be required for items such as incentives received and prepaid lease payments. The interest rate implicit in lease contracts is typically not readily determinable. As a result, the Company utilizes its incremental borrowing rate to discount lease payments, which reflects the fixed rate at which the Company could borrow on a collateralized basis the amount of the lease payments in the same currency, for a similar term, in a similar economic environment. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term.

The Company is required to pay fees for operating expenses in addition to monthly base rent for certain operating leases. The Company has elected the practical expedient which allows non-lease components to be combined with lease components for all asset classes. Variable lease payments are not included within the lease right-of-use asset and lease liability on the consolidated balance sheet, and instead are reflected as expense in the period they are incurred.

The Company typically only includes an initial lease term in its assessment of a lease arrangement. Options to renew or terminate a lease are not included in the Company’s assessment unless there is reasonable certainty of execution. The lease commencement date is the date on which a lessor makes the underlying asset available for use by the Company. Lease payments (including payments pertaining to lessor-owned leasehold improvements) made to the lessor prior to lease commencement are recorded as prepaid rent and included in “Prepaid expenses and other current assets” on the Company's consolidated balance sheets. The prepaid rent balance is reclassified to the right-of-use asset at lease commencement.

The Company’s real estate operating leases provide for scheduled annual rent increases throughout the lease terms. The Company recognizes the effects of the scheduled rent increases on a straight-line basis over the full terms of the lease. Tenant improvement allowances, if any, provided by a landlord are recorded as a reduction of the right-of-use asset related to that lease at lease commencement.

Contingent Consideration

The Company accounts for contingent consideration identified in an asset acquisition, that is payable in cash and does not meet the definition of a derivative under ASC 815, Derivatives and Hedging, when the contingency is resolved and the consideration is paid or becomes payable.

The Company accounts for contingent consideration identified in an asset acquisition that is settled in shares of common stock under ASC 480, Distinguishing Liabilities from Equity (“ASC 480”). The contingent consideration liability will be recorded at fair value at the end of each reporting period with changes in estimated fair values recorded in other income (expense) in the consolidated statements of operations and comprehensive loss.

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

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) and its related amendments (collectively known as “ASC 606”).

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

The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring goods and services to the customer. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing either the expected value method or the most likely amount method, depending on the nature of the variable consideration. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. Any estimates, including the effect of the constraint on variable consideration, are evaluated at each reporting period for any changes. Determining the transaction price requires significant judgment, which is discussed in further detail for each of the Company’s collaboration agreements in Note 9. In addition, none of the Company’s contracts as of December 31, 2024 or 2023 contained a significant financing component.

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

As of December 31, 2024, the Company’s revenue recognized is solely related to collaboration agreements with third parties which are either within the scope of ASC 606, under which the Company licenses certain rights to its product candidates to third parties, or within the scope of ASC 808, Collaborative Arrangements (“ASC 808”) if it involves a joint operating activity pursuant to which the Company is an active participant and is exposed to significant risks and rewards with respect to the arrangement. For the collaboration arrangements under the scope of ASC 606, as discussed in further detail in Note 9, the terms of these arrangements typically include payment to the Company of one or more of the following: nonrefundable, upfront fees; development, regulatory, and commercial milestone payments; research and development funding payments; and royalties on the net sales of licensed products. Additionally, the terms of certain arrangements may include an equity interest in the other company. Each of these payments results in collaboration revenues, except for revenues from royalties on the net sales of licensed products, which are classified as royalty revenues. For arrangements within the scope of ASC 808, the terms of these arrangements typically include payments received or made under the cost sharing provisions which are recognized as a component of revenues in the consolidated statements of operations and comprehensive loss.

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

The Company also considers the nature and contractual terms of an arrangement and assesses whether the arrangement involves a joint operating activity pursuant to which both the Company and the co-party to the arrangement is an active participant and is exposed to significant risks and rewards with respect to the arrangement. If the Company is an active participant and is exposed to the significant risks and rewards with respect to the arrangement, the Company accounts for the arrangement under ASC 808. Based on this consideration, accounting for the Company’s co-development agreements with Regeneron and AvenCell is under ASC 808. Because ASC 808 does not provide recognition and measurement guidance for collaborative arrangements, the Company has analogized to ASC 606. Refer to Note 9 for additional information regarding the Company’s collaboration agreements.

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

Stock-Based Compensation

The Company’s share-based compensation programs grant awards that have included stock options and restricted stock units. Grants are awarded to employees and non-employees, including directors. Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as an expense over the requisite service period.

The fair value of stock option grants is estimated using the Black-Scholes option pricing model. Use of the valuation model requires management to make certain assumptions with respect to selected model inputs. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for a term consistent with the expected life of the stock options. Volatility assumptions are calculated based on historical volatility of the Company’s stock. The Company estimates the expected term of options using the simplified method. In addition, an expected dividend yield of zero is used in the option valuation model because the Company does not pay cash dividends and does not expect to pay any cash dividends in the foreseeable future. Forfeitures are recorded as they occur. The fair value of market-based restricted stock units and performance-based restricted stock units with a Total Shareholder Return (“TSR”) multiplier are determined using a Monte Carlo simulation model, which uses multiple input variables to determine the probability of satisfying the market condition requirements.

For awards with service conditions only, the Company recognizes stock-based compensation expense on a straight-line basis over the requisite service period. For awards with performance or market-based conditions, the Company recognizes stock-based compensation expense using the accelerated attribution method over the requisite service period. Estimates of stock-based compensation expense for an award with performance conditions are based on the probable outcome of the performance conditions and the cumulative effect of any changes in the probability outcomes are recorded in the period in which the changes occur.

The Company classifies stock-based compensation expense in its consolidated statement of operations and comprehensive loss in the same manner in which the award recipient’s salary and related costs are classified or in which the award recipient’s service payments are classified.

Net Loss per Share

The Company calculates basic net loss per share by dividing net loss for each respective period by the weighted average number of common shares outstanding for each respective period. The Company computes diluted net loss per share after giving consideration to the dilutive effect of stock options and unvested restricted stock units that are outstanding during the period, except where such securities would be anti-dilutive.

Segment Information

The Company has identified one operating and reportable segment: the development of gene editing-based therapies. All of the Company’s material assets are held in the United States (“U.S.”) and all of the Company’s collaboration revenue has been generated in the U.S. The operating segment’s revenue is primarily generated through collaboration arrangements with third parties. The Company does not have any intra-entity sales or transfers.

The Company manages all business activities on a consolidated basis. The Company’s chief operating decision maker (“CODM”) is the chief executive officer (“CEO”).

The accounting policies for the segment are the same as described those described in Note 2, “Summary of Significant Accounting Policies.” The CODM evaluates the performance of the operating segment and allocates resources based on net loss that also is reported on the consolidated statements of operations and comprehensive loss. The CODM uses net loss to monitor budget versus actual results and to analyze cash flows in assessing performance of the segment and allocating resources. The measure of the operating segment assets is reported on the consolidated balance sheets as total assets.

The following table summarizes the reportable segment’s financial information:

	Year Ended December 31,
	2024	2023	2022
Collaboration revenue	$57,877	$36,275	$52,121
Less:
Research and development:
External development expenses - Nex-z	69,793	54,454	37,849
External development expenses - NTLA-2002	42,173	24,560	11,611
External development expenses - NTLA-3001	8,709	17,312	11,506
Other research and development (1)	345,636	338,743	359,013
Total research and development	466,311	435,069	419,979
General and administrative (2)	125,829	116,497	90,306
Interest income	(47,807)	(49,832)	(8,542)
Loss from equity method investment	-	15,633	11,079
Other segment information (3)	32,565	100	13,485
Segment and consolidated net loss	$(519,021)	$(481,192)	$(474,186)
(1)
Includes unallocated research and development expenses including stock-based compensation of $94.2 million, $82.2 million and $56.3 million for the years ended December 31, 2024, 2023 and 2022, respectively, as disclosed within Note 12, “Stock-Based Compensation.”
(2)
Includes stock-based compensation of $60.0 million, $51.8 million and $35.1 million for the years ended December 31, 2024, 2023 and 2022, respectively, as disclosed within Note 12, “Stock-Based Compensation.”

(3)
Includes change in fair value of investments and change in fair value of contingent consideration, as disclosed on the Company’s consolidated statements of operations and comprehensive loss.

Depreciation and amortization expense totaled $10.3 million, $9.0 million, and $7.6 million for the years ended December 31, 2024, 2023 and 2022, respectively, as disclosed within Note 5, “Property and Equipment, Net.”

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

At December 31, 2024, the Company did not account for any of its investments under the equity method of accounting. At December 31, 2023, the Company accounted for its investment in AvenCell under the equity method of accounting. Refer to Note 10 for further details regarding the transition out of the equity method of accounting.

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting - Improvements to Reportable Segment Disclosures (“ASU 2023-07”). The amendments require disclosure of incremental segment information on an annual and interim basis. The amendments also require companies with a single reportable segment to provide all disclosures required by this amendment and all existing segment disclosures in ASC 280, Segment Reporting. The Company adopted ASU 2023-07 in the fourth quarter of 2024 through enhanced disclosures related to its reportable segment. See “Segment Information” above for details.

Recently Issued Accounting Pronouncements Not Yet Effective

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

In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU requires disclosure of specified information about certain costs and expenses in the footnotes to the financial statements. This ASU is effective for annual periods beginning after December 15, 2026 and is applicable to the Company’s fiscal year beginning January 1, 2027, with early application permitted. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements and disclosures.

3. Marketable Securities

The following table summarizes the Company’s available-for-sale marketable securities:

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Marketable securities:
U.S. Treasury and other government-backed securities	$352,309	$580	$(273)	$352,616
Financial institution debt securities	217,544	528	(245)	217,827
Corporate debt securities	94,924	163	(160)	94,927
Other asset-backed securities	7,168	10	-	7,178
Total	$671,945	$1,281	$(678)	$672,548

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Marketable securities:
U.S. Treasury and other government-backed securities	$382,260	$302	$(254)	$382,308
Financial institution debt securities	246,270	92	(243)	246,119
Corporate debt securities	97,490	53	(135)	97,408
Other asset-backed securities	59,453	75	(24)	59,504
Total	$785,473	$522	$(656)	$785,339

The amortized cost of available-for-sale securities is adjusted for amortization of premiums and accretion of discounts to maturity. There were no material realized gains or losses in the years ended December 31, 2024 or 2023. The Company did not reclassify any amounts out of accumulated other comprehensive loss during these periods. The Company generally does not intend to sell any investments prior to recovery of their amortized cost basis for any investment in an unrealized loss position. As such, the Company has classified these losses as temporary in nature.

The Company’s available-for-sale securities that are classified as short-term marketable securities in the consolidated balance sheets mature within one year or less as of the balance sheet date. Available-for-sale securities that are classified as noncurrent in the consolidated balance sheets are those that mature after one year but within five years from the balance sheet date and that the Company does not intend to dispose of within the next twelve months. At December 31, 2024 and 2023, the Company did not hold any marketable securities that matured beyond five years of the balance sheet date.

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

The Company’s financial assets recognized at fair value on a recurring basis consisted of the following:

	December 31, 2024
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Cash equivalents and restricted cash equivalents	$66,898	$66,898	$-	$-
Marketable securities:
U.S. Treasury and other government-backed securities	352,616	169,735	182,881	-
Financial institution debt securities	217,827	-	217,827	-
Corporate debt securities	94,927	-	94,927	-
Other asset-backed securities	7,178	-	7,178	-
Total marketable securities	672,548	169,735	502,813	-
Investment in Kyverna Therapeutics, Inc.	4,390	4,390	-	-
Total assets	$743,836	$241,023	$502,813	$-

	December 31, 2023
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Cash equivalents and restricted cash equivalents	$136,254	$136,254	$-	$-
Marketable securities:
U.S. Treasury and other government-backed securities	382,308	120,556	261,752	-
Financial institution debt securities	246,119	-	246,119	-
Corporate debt securities	97,408	-	97,408	-
Other asset-backed securities	59,504	-	59,504	-
Total marketable securities	785,339	120,556	664,783	-
Total assets	$921,593	$256,810	$664,783	$-

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

The Company has determined that the estimated fair value of its investment in Kyverna, a publicly traded company, is reported as Level 1 as it is valued at a quoted market price in an active market. The investment in Kyverna is classified within “Investments and other assets” in the consolidated balance sheets. Refer to Note 10 for further details.

Other Investments

The Company’s investment in SparingVision was initially recorded at fair value, determined according to Level 3 inputs in the fair value hierarchy described above. The SparingVision investment is included in “Investments and other assets” on the consolidated balance sheets. This investment is accounted for using the measurement alternative at cost minus impairment, adjusted for changes in observable prices. There were no changes in observable prices or impairment of this investment as of December 31, 2024 or 2023. The carrying value of the SparingVision investment was $14.6 million and $14.8 million as of December 31, 2024 and 2023, respectively. Refer to Note 10 for further details.

The Company’s investment in AvenCell was initially recorded at fair value, determined according to Level 3 inputs in the fair value hierarchy described above. The AvenCell investment is included in “Investments and other assets” on the consolidated balance sheet as of December 31, 2024. This investment is accounted for using the measurement alternative at cost minus impairment, adjusted for changes in observable prices. The Company previously accounted for the AvenCell investment under the equity method; refer to Note 10 for further details including the change in fair value.

In the fourth quarter of 2024, AvenCell completed a Series B financing, which represented an observable price change in the investment in AvenCell. The Company determined the fair value of the AvenCell investment using an option pricing model which requires the input of certain subjective assumptions. The key assumptions used in the option pricing model, which are Level 3 inputs, include the anticipated holding period to an exit and liquidity event, the indicated equity volatility (95%), and the risk free rate (3.9%). The carrying value of the Company’s investment in AvenCell was $7.9 million and $11.8 million as of December 31, 2024 and December 31, 2023, respectively.

Contingent Consideration

As part of its acquisition of Rewrite Therapeutics, Inc. (“Rewrite”) in 2022, the Company made a $25.0 million research milestone payment in February of 2023, payable in a combination of $0.9 million in cash and the remainder in the Company’s common stock. The milestone payable in the Company’s common stock resulted in liability classification under ASC 480. This contingent consideration liability was carried at fair value which was estimated by applying a probability-based model, which utilized inputs based on timing of achievements that were unobservable in the market. The contingent consideration liability was classified within Level 3 of the fair value hierarchy until it was settled in February of 2023.

The following table reconciles the change in fair value of the contingent consideration liability (in thousands):

Balance at December 31, 2022	$24,026
Change in fair value	100
Payment of contingent consideration	(24,126)
Balance at December 31, 2023	$-

5. Property and Equipment, Net

Property and equipment, net consisted of the following:

	December 31,
	2024	2023
	(In thousands)
Laboratory equipment	$68,354	$63,970
Office furniture and equipment	2,632	2,633
Computer software	1,902	1,902
Computer equipment	985	982
Leasehold improvements	3,199	3,134
Total property and equipment	77,072	72,621
Less: accumulated depreciation and amortization	(49,691)	(39,861)
Property and equipment, net	$27,381	$32,760

Depreciation and amortization expense was $10.3 million, $9.0 million and $7.6 million for the years ended December 31, 2024, 2023 and 2022, respectively.

6. Accrued Expenses

Accrued expenses consisted of the following:

	December 31,
	2024	2023
	(In thousands)
Accrued research and development	$26,362	$27,411
Employee compensation and benefits	24,075	26,615
Accrued legal and professional expenses	2,845	2,063
Accrued construction costs	-	6,891
Accrued other	2,073	4,037
Total accrued expenses	$55,355	$67,017

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

A reconciliation of the federal statutory income tax rate and the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2024	2023	2022
Federal statutory income tax rate	(21.0)%	(21.0)%	(21.0)%
State income taxes	(7.9)	(8.6)	(8.3)
Research and development tax credits	(7.4)	(6.9)	(5.3)
Stock-based compensation	2.0	1.6	(0.1)
Non-deductible officers' compensation	0.1	-	0.1
In-process research and development	-	-	2.5
Change in valuation allowance	34.2	34.9	32.1
Effective income tax rate	—%	—%	—%

The Company’s net deferred tax assets (liabilities) consisted of the following:

	December 31,
	2024	2023
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$296,766	$258,664
Research and development credit carryforwards	200,816	151,333
Section 174 capitalized research	216,469	150,993
Operating lease liability	57,438	31,183
Deferred revenue	10,634	9,633
Stock-based compensation	34,827	30,408
Accruals and allowances	5,468	6,244
Prepaid rent	4,410	1,190
Equity investment adjustments	16,560	7,580
Intangibles, including in-process research and development	920	1,017
Capitalized start-up costs	211	249
Gross deferred tax assets	844,519	648,494
Deferred tax asset valuation allowance	(783,211)	(616,082)
Total deferred tax assets	61,308	32,412
Deferred tax liabilities:
Fixed assets	(1,385)	(1,221)
Operating lease right-of-use assets	(59,923)	(31,191)
Total deferred tax liabilities	(61,308)	(32,412)
Net deferred tax asset (liability)	$-	$-

The Tax Cuts and Jobs Act (“TCJA”) requires taxpayers to capitalize and amortize, rather than deduct, research and development expenditures under section 174 for tax years beginning after December 31, 2021. These rules became effective for the Company during the year ended December 31, 2022. As a result, the Company has capitalized research and development costs of $405.3 million and $365.8 million for the years ended December 31, 2024 and December 31, 2023, respectively. The Company will amortize these costs for tax purposes over 5 years if the research and development was performed in the U.S. and over 15 years if the research and development was performed outside the U.S.

As of December 31, 2024 and 2023, the Company had federal net operating loss carryforwards of $1,088.4 million and $954.0 million, respectively, which may be available to offset future income tax liabilities.

Approximately $36.9 million of the federal net operating losses generated prior to 2018 will begin to expire in 2034, unless previously utilized. Losses incurred prior to 2018 will generally be deductible to the extent of the lesser of a corporation’s net operating loss carryover or 100% of a corporation’s taxable income and be available for twenty years from the period the loss was generated. The federal net operating losses generated after 2017 of approximately $1,051.5 million will be carried over indefinitely, but will generally limit the net operating loss deduction to the lesser of the net operating loss carryforward or 80% of a corporation’s taxable income (subject to Section 382 of the Internal Revenue Code of 1986, as amended). Also, there will be no carryback for losses incurred after 2017.

As of December 31, 2024 and 2023, the Company also had state net operating loss carryforwards of $1,079.2 million and $922.8 million, respectively, which may be available to offset future income tax liabilities and begin to expire in 2034.

As of December 31, 2024 and 2023, the Company had federal tax credit carryforwards of approximately $139.3 million and $100.7 million, respectively, which begin to expire in 2034. As of December 31, 2024 and 2023, the Company had state research and development and other credit carryforwards of $77.9 million and $64.1 million, which begin to expire in 2029.

The Company evaluated the expected realizability of its net deferred tax assets and determined that there was significant negative evidence due to its net operating loss position and insufficient positive evidence to support the realizability of these net deferred tax assets. The Company concluded it is more likely than not that its net deferred tax assets would not be realized in the future; therefore, the Company has provided a full valuation allowance against its net deferred tax asset balance as of December 31, 2024 and 2023. The valuation allowance increased by $167.1 million in 2024, $161.3 million in 2023, and $150.0 million in 2022.

Ownership changes may limit the amount of net operating loss carryforwards or research and development tax credit carryforwards that can be utilized to offset future taxable income or tax liability. In general, an ownership change, as defined by Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50% over a three-year period. If the Company has experienced a change of control, utilization of the net operating loss carryforwards or research and development tax credit carryforwards would be subject to an annual limitation under Section 382 and 383 of the Code. Any limitation may result in expiration of a portion of the net operating loss carryforwards or research and development tax credit carryforwards before utilization. During 2022, the Company completed an assessment of the available net operating loss carryforwards and other tax attributes under Section 382 that covered the period from inception through December 31, 2022. The analysis did not result in a material limitation to the Company’s tax attributes and the results of this analysis are reflected herein. The Company has not completed an analysis through December 31, 2024. To the extent there was a change in control during 2023 and 2024, the Company's tax attributes could be subject to limitation. However, a full valuation allowance has been provided against the deferred tax assets related to the Company’s net operating loss and tax credit carryforwards and, if an adjustment is required, this adjustment would be offset by an adjustment to the valuation allowance.

As of December 31, 2024, the Company had not identified any unrecognized tax benefits. The Company will recognize interest and/or penalties related to uncertain tax benefits in income tax expense if they arise.

The Company files income tax returns in the U.S. federal tax jurisdiction and Massachusetts and various other state tax jurisdictions. The Company is subject to examination by the Internal Revenue Service, Massachusetts taxing authorities and state taxing authorities for tax year 2021 through present. To the extent that the Company has tax attribute carryforwards, the tax year in which the attributes were generated may still be adjusted upon examination by the Internal Revenue Service or State taxing authorities to the extent utilized in a future period. The returns in these jurisdictions since inception remain open for examination.

8. Commitments and Contingencies

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

BlueAllele Corp. v. Intellia Therapeutics, Inc.

On July 8, 2024, BlueAllele Corp. (“BlueAllele”) filed a complaint alleging infringement by the Company of various patents in the U.S. District Court for the District of Delaware. Specifically, BlueAllele alleges that the Company’s experimentation, basic research, identification, optimization, manufacturing and/or use of bi-directional insertion template technology infringes the asserted patents and seeks unspecified compensatory damages and an injunction against the alleged infringing activities. On September 12, 2024, the Company filed a motion to dismiss the complaint, and on December 9, 2024, the court denied the Company’s motion to dismiss and discovery began. On January 6, 2025, the Company filed its answer and counterclaims, and BlueAllele filed a motion to dismiss the Company’s counterclaims on January 27, 2025. On February 21, 2025, the court substantially denied BlueAllele’s motion to dismiss, and granted the motion with respect to one counterclaim. At this stage, the Company is unable to determine the likelihood of an unfavorable outcome or estimate the amount or range of potential loss, if any.

Gonzalez v. Intellia Therapeutics, Inc.

On February 11, 2025, a purported stockholder of the Company filed a lawsuit, captioned Gonzalez v. Intellia Therapeutics, Inc., No. 1:25-cv-01353 (D. Mass.), in the U.S. District Court for the District of Massachusetts against the Company and certain of our officers on behalf of a putative class of stockholders who purchased Company shares from July 30, 2024 through January 8, 2025. The complaint alleges claims under Sections 10(b) and 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934 (the “Exchange Act”) premised upon statements relating to the Company’s NTLA-3001 program and the demand for viral-based editing. The complaint seeks unspecified damages, interest, reasonable attorneys’ fees and other costs. The Company intends to defend vigorously against the claims. At this stage, the Company is unable to determine the likelihood of an unfavorable outcome or estimate the amount or range of potential loss, if any.

During the year ended December 31, 2024, except as noted above, there have been no material changes to any outstanding litigation, nor is the Company a party to any material new litigation.

License and Other Agreements

The Company is party to license and other agreements, which may include contingent payments. These payments could include up to $130.0 million related to Rewrite, including $100.0 million upon achievement of a regulatory approval milestone and $30.0 million upon achievement of pre-specified research milestones. As of December 31, 2024, the satisfaction and timing of the contingent payments is uncertain and not reasonably estimable.

9. Collaborations and Other Arrangements

To accelerate the development and commercialization of gene editing products in multiple therapeutic areas, the Company has formed, and intends to seek other opportunities to form, strategic alliances with collaborators who can augment its leadership in CRISPR/Cas9 therapeutic development. As of December 31, 2024, the Company’s accounts receivable were related to its collaborations with Regeneron, AvenCell, SparingVision and ReCode, and the Company’s contract liabilities were related to its collaborations with Regeneron and SparingVision. As of December 31, 2023, the Company’s accounts receivable were related to its collaborations with Regeneron, SparingVision, AvenCell and Kyverna and the Company’s contract liabilities were related to its collaborations with Regeneron and SparingVision.

The following table presents changes in the Company’s accounts receivable and contract liabilities (in thousands):

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Year ended December 31, 2024
Accounts receivable	$36,456	$26,524	$(54,463)	$8,517
Contract liabilities - deferred revenue	$60,993	$-	$(22,076)	$38,917

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Year ended December 31, 2023
Accounts receivable	$3,768	$51,421	$(18,733)	$36,456
Contract liabilities - deferred revenue	$63,771	$40,312	$(43,090)	$60,993

The Company recognized the following revenues as a result of changes in the contract liability balance (in thousands):

	Year Ended December 31,
Revenue recognized in the period from:	2024	2023	2022
Amounts included in the contract liability at the beginning of the period	$22,076	$23,462	$52,060

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

In October 2023, Regeneron notified the Company that it was exercising its one-time option to extend the Technology Collaboration Term for an additional two years (the “2024 Technology Collaboration Extension”), until April 2026, in exchange for a nonrefundable payment of $30.0 million that was paid in April 2024.

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

The Company recognized $20.7 million, $11.7 million and $22.5 million of collaboration revenue in the years ended December 31, 2024, 2023 and 2022, respectively, in the consolidated statements of operations and comprehensive loss related to the 2016 Regeneron Agreement, the 2020 Regeneron Amendment and the 2024 Technology Collaboration Extension.

As of December 31, 2024, there was approximately $26.4 million of the aggregate transaction price remaining to be recognized that will be recognized through April 2026, the remaining period of the collaboration.

In September 2023, Regeneron and Intellia further expanded the research collaboration (the “2023 Regeneron Amendment”) to develop additional in vivo CRISPR-based gene editing therapies focused on neurological and muscular diseases. The collaboration will leverage Intellia’s proprietary Nme2 CRISPR/Cas9 genome editing systems adapted for viral vector delivery and designed to precisely modify a target gene and Regeneron’s proprietary antibody-targeted adeno-associated virus vectors and delivery systems; each party will have the opportunity to lead potential development and commercialization for one product candidate, and the party that is not leading development and commercialization will have the option to enter into a co-development and co-promotion agreement for the target.

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

The Company recognized $2.3 million and $0.4 million of collaboration revenue in the years ended December 31, 2024 and 2023, respectively, in the consolidated statement of operations and comprehensive loss related to the 2023 Regeneron Amendment.

ATTR and Hemophilia Co/Co Agreements: Accounting Analysis. The Company concluded that the ATTR Co/Co and Hemophilia Co/Co agreements meet the definition of a collaborative arrangement per ASC 808, which is outside of the scope of ASC 606. Since ASC 808 does not provide recognition and measurement guidance for collaborative arrangements, the Company has analogized to ASC 606. As such, the Company classifies cumulative amounts paid or received under the cost sharing provisions of the ATTR Co/Co and the Hemophilia Co/Co agreements as a component of revenues in the consolidated statements of operations and comprehensive loss. The Company terminated the hemophilia B Co/Co agreement in September 2024. The Company will continue to support Regeneron with the development of gene editing products directed to hemophilia B, as applicable, under the 2016 Regeneron Agreement.

The Company recognized $21.9 million, $19.6 million, and $11.9 million, respectively, primarily representing payments due from Regeneron pursuant to the ATTR Co/Co agreement, in the years ended December 31, 2024, 2023 and 2022. The Company recognized contra-revenue related to the Hemophilia Co/Co agreements amounting to approximately $11.7 million in the year ended December 31, 2024, $10.7 million in the year ended December 31, 2023 and $10.4 million in the year ended December 31, 2022.

As of December 31, 2024 and December 31, 2023, the Company had accounts receivable of $7.2 million and $35.7 million, respectively, and deferred revenue of $26.4 million and $47.1 million, respectively, related to the Regeneron Agreements.

SparingVision SAS

In October 2021, the Company and SparingVision, a genomic medicine company developing vision saving treatments for ocular diseases, entered into a license and collaboration agreement (the “SparingVision LCA”) to develop novel genomic medicines utilizing CRISPR/Cas9 technology for the treatment of ocular diseases.

The Company granted SparingVision exclusive rights to its proprietary in vivo CRISPR/Cas9-based genome editing technology for up to three ocular targets addressing diseases with significant unmet medical need. In addition, the parties will research and develop novel self-inactivating adeno-associated virus (“AAV”) vectors and lipid nanoparticle (“LNP”)-based approaches to address delivery of CRISPR/Cas9 genome editing reagents to the retina.

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

In exchange for the license, the Company received 83,316 shares of SparingVision’s Series A2 Preferred Stock (“Series A2”). Attached to each share of Series A2, the Company received three warrants for the right to purchase additional Series A2 shares at designated prices that are subject to certain vesting conditions. The Company will also be eligible to receive certain research, development and commercial milestone payments (up to approximately $200.0 million per product) as well as royalties on potential future sales of products arising from the collaboration.

SparingVision LCA: Accounting Analysis. The Company determined that the accounting for the SparingVision LCA is within the scope of ASC 606. The Company evaluated the promised goods and services and determined that it included one performance obligation: a combined performance obligation including the license to the CRISPR technology as well as ongoing research and support services, including participation in a joint steering committee (“JSC”).

The transaction price was determined to be $14.8 million, which represents the fair value of the Company's equity interest in SparingVision at the time of closing. The Company allocated the full transaction price to the combined performance obligation, which was recorded as deferred revenue upon execution of the agreement. The Company will use a costs-incurred input method to recognize revenue, measuring the progress of the programs based on the costs incurred against budget, which in management's judgment is the best measure of progress towards satisfying the performance obligation.

Effective November 2024, SparingVision provided notice to the Company to terminate one of their three ocular targets due to a reprioritization strategy.

The Company recognized $2.5 million, $1.8 million and $0.2 million in revenue related to the SparingVision LCA for the years ended December 31, 2024, 2023 and 2022, respectively. As of December 31, 2024 and December 31, 2023, the Company had $0.6 million and $0.5 million in accounts receivable, respectively, related to the SparingVision LCA. As of December 31, 2024 and December 31, 2023, the Company had deferred revenue of $12.5 million and $13.9 million, respectively, related to the SparingVision LCA, which is expected to be recognized over a six to nine year period from the signing of the agreement.

ReCode Therapeutics, Inc. (“ReCode”)

On February 14, 2024, the Company entered into a license, collaboration and option agreement with ReCode (the “ReCode LCA”), a clinical-stage genetic medicines company, to develop novel genomic medicines for the treatment of cystic fibrosis (“CF”). The ReCode LCA leverages the Company’s proprietary CRISPR-based gene editing platform, including its deoxyribonucleic acid (“DNA”) writing technology, and ReCode’s proprietary Selective Organ Targeting (“SORT”) LNP delivery platform to precisely correct one or more CF disease-causing gene mutations. As part of the agreement, the companies will focus initial research efforts on therapeutic approaches that address CF for patients who have limited or no treatment options available, with the opportunity to expand the scope of the collaboration in later phases. The Company will be responsible for the design of the editing strategy and research-grade components for the investigational therapies. ReCode will lead the subsequent preclinical and clinical development and worldwide commercialization for certain programs arising from the collaboration. The Company also has an option to lead commercialization in the U.S. for certain programs (the “Co/Co option”).

The ReCode LCA did not include an exchange of upfront consideration between the parties. The Company will be eligible to receive pre-specified development and commercial milestone payments, up to $262.0 million per product, as well as single digit royalties on potential sales. Certain milestone and royalty payments may be removed or reduced for a product if the Company exercises the Co/Co option. The Company is entitled to cost reimbursements for certain research activities, which will be recorded as revenue. The Company did not recognize material revenue from the ReCode LCA during the year ended December 31, 2024.

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

During the year ended December 31, 2024, the Company recognized $21.0 million of previously eliminated intra-entity profit related to its license and collaboration agreement with AvenCell (the “AvenCell LCA”) in the consolidated statements of operations and comprehensive loss. During the years ended December 31, 2023 and 2022, the Company recognized $13.2 million and $22.8 million in revenue related to the AvenCell LCA, after eliminating $6.6 million and $11.4 million in intra-entity profits during those respective periods. The eliminated revenue was deferred and excluded from the results of operations of the Company until the first quarter of 2024. The Company did not recognize material revenue related to materials shipments under the AvenCell LCA during the years ended December 31, 2024, 2023 and 2022 and did not recognize material contra-revenue under the AvenCell Co/Co agreement during the years ended December 31, 2024 and 2023. The Company recognized $2.0 million of contra-revenue during the year ended December 31, 2022. The Company had no material accounts receivable from AvenCell or accrued expenses related to AvenCell agreements as of December 31, 2024 and 2023.

The Company did not recognize material revenue from Kyverna during the years ended December 31, 2024 and 2023 and recognized $6.6 million during the year ended December 31, 2022. The Company did not recognize material revenue from ONK during the years ended December 31, 2024, 2023 and 2022.

10. Investments and Other Assets

Investments and other assets consisted of the following:

	December 31,
	2024	2023
	(In thousands)
Investment in Kyverna	$4,390	$10,000
Other investments	22,481	14,760
Restricted cash equivalents, long-term	13,605	13,605
Prepaid expenses and other assets, long-term	3,788	4,518
Total investments and other assets	$44,264	$42,883

Kyverna Therapeutics, Inc.

In February 2024, Kyverna completed an initial public offering of its common stock (the “Kyverna IPO”). Prior to the Kyverna IPO, the Company accounted for its investment in Kyverna using the measurement alternative as Kyverna was a private company with no readily observable transaction price, and the investment was valued at $10.0 million as of December 31, 2023 and 2022. As of December 31, 2024, the Company’s investment in Kyverna is valued at $4.4 million. The Company recognized an unrealized loss of $5.6 million, recorded within “change in fair value of investments, net” in the consolidated statement of operations and comprehensive loss during the year ended December 31, 2024, associated with changes in the fair value of Kyverna’s common stock.

AvenCell Therapeutics, Inc.

As of December 31, 2023, the Company held a 33.33% equity interest in AvenCell and accounted for its investment using the equity method of accounting, as the Company had significant influence, but not control, over AvenCell, and the investment was valued at $11.8 million. During the first quarter of 2024, in conjunction with the completion of a debt financing, AvenCell increased the size of their board, with a single investor having control over AvenCell’s operational and financial decisions. From that point forward, the Company no longer had the ability to exercise significant influence over AvenCell, and therefore the Company’s investment in AvenCell has been accounted for in accordance with ASC 321, Investments in Equity Securities (“ASC 321”) and AvenCell is no longer considered to be a related party.

The transition from equity method accounting to ASC 321 required the Company to reclassify $2.1 million from accumulated other comprehensive loss amounts and recognize $21.0 million of previously eliminated intra-entity profit, both of which resulted in an increase in the carrying value of the investment in AvenCell. In the fourth quarter of 2024, AvenCell completed a Series B financing, which represented an observable price change in the investment in AvenCell. As a result of this observable price change, the carrying value of the Company’s investment in AvenCell was reduced to $7.9 million. The Company recognized an unrealized loss of $27.0 million, recorded within “Change in fair value of investments, net” in the consolidated statement of operations and comprehensive loss during the year ended December 31, 2024, associated with changes in the fair value of its investment in AvenCell.

SparingVision SAS

As of December 31, 2024 and December 31, 2023, the carrying value of the Company’s investment in SparingVision, included within “Other investments” in the table above, was $14.6 million.

11. Leases

Property Leases

The Company leases approximately 230,000 square feet of real estate, including laboratory and office space in Cambridge, Massachusetts, and the surrounding areas. The Company’s leases have remaining terms ranging from approximately one to twelve years. Certain leases include options to renew, exercised at the Company’s sole discretion, with varying renewal terms that can extend the lease term for an additional three to five years. All of the Company’s leases qualify as operating leases.

Throughout the term of its leases, the Company is responsible for paying certain costs and expenses, in addition to the rent, as specified in the lease, including a proportionate share of applicable taxes, operating expenses and utilities. The variable portion of these costs are expensed as incurred and are disclosed as variable lease costs.

In February 2022 and subsequently amended in June 2023, the Company entered into an agreement to lease approximately 140,000 square feet of office, general laboratory and manufacturing space at 840 Winter Street in Waltham, Massachusetts (the “840 Winter Lease”). In November 2024 the Company determined, in accordance with ASC 842, that the criteria for commencement of the lease had been met as the lessor had made the space available for the Company’s use. The Company recorded a right of use asset of $125.7 million and a lease liability of $113.1 million related to the 840 Winter Lease. The difference between the right-of-use asset and the lease liability of $12.6 million relates to prepaid rent. The initial term of the 840 Winter Lease was twelve years, ending in September 2036. The Company had options to extend the lease for two five-year terms, which were not reasonably certain of exercise as of the commencement date. The 840 Winter Lease is subject to 3% fixed rate rent escalations and requires the Company to make monthly payments for operating costs such as real estate taxes, maintenance costs, and utilities. These costs are variable in nature and have therefore been excluded from consideration in the contract. Refer to Note 16 for further information regarding the 840 Winter Lease.

In January 2023, the Company executed a sublease for approximately 13,000 square feet of laboratory and office space in Cambridge, Massachusetts for a term of approximately three years. The sublease agreement grants an option to renew the term for one additional year.

The following table contains a summary of the lease costs recognized and other information pertaining to the Company’s operating leases:

	Year Ended December 31,
	2024	2023
	(In thousands)
Lease cost
Operating lease cost	$30,648	$27,849
Variable lease cost	8,535	6,991
Sublease income	(1,674)	(1,439)
Net lease cost	$37,509	$33,401

	Year Ended December 31,
	2024	2023
	(In thousands)
Other information
Operating cash flows used for operating leases	$27,152	$25,456
Operating lease liabilities arising from obtaining right-of-use assets	112,821	1,311

	As Of December 31,
	2024	2023
Lease term and discount rate
Weighted average remaining lease term	8.9 years	6.2 years
Weighted average discount rate	7.45%	7.37%

The table below reconciles the undiscounted cash flows for each of the next five years and total of the remaining years to the operating lease liabilities recorded in the consolidated balance sheet as of December 31, 2024:

Future Operating Lease Payments
Year Ending December 31,	(in thousands)
2025	$35,105
2026	37,874
2027	31,610
2028	26,702
2029	27,418
Thereafter	136,126
Total lease payments	$294,835
Less: imputed interest	(84,637)
Total operating lease liabilities at December 31, 2024	$210,198

12. Stock-Based Compensation

Stock-based compensation expense is classified in the consolidated statements of operations and comprehensive loss as follows:

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
Research and development	$94,230	$82,211	$56,279
General and administrative	60,043	51,839	35,121
Total	$154,273	$134,050	$91,400

Stock Option and Incentive Plans

In April 2016, the Company adopted the Amended and Restated 2015 Stock Option and Incentive Plan (the “2015 Plan”). The 2015 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards (“RSAs”), restricted stock units (“RSUs”) and other stock-based awards. Recipients of incentive stock options and non-qualified stock options are eligible to purchase shares of the Company’s common stock at an exercise price equal to the fair value of such stock on the grant date. As of December 31, 2024, there were 4,809,483 shares available for future issuance under the 2015 Plan. The number of shares reserved for issuance under the 2015 Plan will be cumulatively increased on each January 1st by four percent of the number of shares of stock issued and outstanding on the immediately preceding December 31st or such lesser number of shares of stock as determined by the board of directors.

In June 2024, the Company adopted the 2024 Inducement Plan (the “Inducement Plan”). The Inducement Plan provides for the grant of non-qualified stock options, stock appreciation rights, RSAs, RSUs, unrestricted stock awards and dividend equivalent rights to individuals who are not employed by the Company. Recipients of non-qualified stock options are eligible to purchase shares of the Company’s common stock at an exercise price equal to the fair value of such stock on the grant date. In accordance with the Inducement Plan, 850,000 shares of common stock were reserved for future issuance; there were 368,902 shares available for future issuance under the Inducement Plan as of December 31, 2024.

Restricted Stock Units

The following table summarizes the Company’s RSU activity for the year ended December 31, 2024:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested restricted stock units as of December 31, 2023	4,041,753	$50.40
Granted	3,601,376	32.43
Vested	(1,433,669)	52.08
Cancelled	(661,930)	43.43
Unvested restricted stock units as of December 31, 2024	5,547,530	$39.13

Restricted Stock Units - Service Awards

The Company awards RSUs with a service condition to new employees upon hire, non-employee directors upon appointment, and to existing employees and non-employee directors as part of their annual grant. RSUs with a service condition granted to new and existing employees, and to non-employee directors upon appointment, under the 2015 Plan in 2024 and 2023 and the Inducement Plan in 2024 generally vest as to one-third on the first anniversary of the original vesting date, with the balance vesting annually over the remaining two years. RSUs granted to non-employee directors with a service condition as part of their annual grant generally vest on the first anniversary of the original vesting date.

In the year ended December 31, 2024, the Company granted 2,828,675 RSUs with a service condition to new and existing employees and non-employee directors, which have the potential to vest over a period of one to three years. The weighted average grant date fair value of these RSUs was $29.90.

Unvested restricted stock units as of December 31, 2024 in the table above includes 4,596,901 RSUs that are service-based.

Restricted Stock Units - Market Awards

In 2024, 2023 and 2022, market-based RSUs were granted to senior executives. These RSUs have the potential to vest after a period of three years, with a vesting start date of January 1, 2024, 2023 and 2022, respectively, and the number of shares to be delivered will depend on the Company’s Total Shareholder Return (“TSR”), a market condition, over that period relative to a defined group of biotechnology companies. The number of market-based RSUs granted in the year ended December 31, 2024, 2023 and 2022 was 286,084, 181,743 and 55,144, respectively. The grant date fair value for the market-based RSUs, calculated using a Monte Carlo valuation model, was $51.12, $68.55 and $126.49, respectively. The following assumptions were used to determine the grant date fair value for the three years, respectively: risk free interest rate: 4.28%, 4.60% and 1.44%; expected volatility: 77.2%, 84.34% and 82.53%. The expected term for all grants was approximately 3.0 years; the expected dividend yield was 0.0%.

Unvested restricted stock units as of December 31, 2024 in the table above includes 468,277 RSUs that are market-based.

Restricted Stock Units - Performance-Based Awards with TSR Multiplier

Also in 2024, performance-based RSUs (“PSUs”) with a relative TSR modifier were granted to senior executives. The number of PSUs with a relative TSR modifier granted in the year ended December 31, 2024 was 486,617. These PSUs, to the extent earned, shall vest on January 1, 2027, and the number of shares to be delivered will be determined based upon the achievement of certain performance goals, which can range from 0% to 200%. Following the determination of the achievement of performance criteria, the amount of shares awarded will be subject to adjustment based on the application of a TSR modifier, which can range from 75% to 125%. The grant date fair value for these PSUs, calculated using a Monte Carlo valuation model, was $36.16. The following assumptions were used to determine the grant date fair value: risk free interest rate: 4.28%; expected volatility: 77.2%; expected term: approximately 3.0 years; expected dividend yield: 0.0%. The Company recognizes compensation expense ratably over the required service period based on its estimate of the number of shares that will vest based upon the probability of achieving the performance goals.

Unvested restricted stock units as of December 31, 2024 in the table above includes 437,934 PSUs with a TSR multiplier.

Restricted Stock Units - Performance-Based Awards

In 2022, the Company granted 66,296 performance-based RSUs to certain non-executive employees that would vest upon obtaining certain scientific milestones. There were two separate tranches, each attached to a different set of milestones. The milestone related to the first tranche, made up of 21,878 RSUs, was achieved in the first quarter of 2023 and these RSUs vested. The remaining performance milestones were considered not probable of achievement as of December 31, 2024 and, therefore, no related stock-based compensation expense was recorded during the period then ending.

Unvested restricted stock units as of December 31, 2024 in the table above includes 44,418 performance-based RSUs.

The weighted-average grant date fair value of all RSUs granted during the year ended December 31, 2024, 2023 and 2022 was $32.43, $41.30 and $70.90, respectively. The total fair value of RSUs vested (measured on the date of vesting) for the year ended December 31, 2024, 2023 and 2022 was $40.0 million, $24.9 million and $10.4 million, respectively.

As of December 31, 2024, there was $106.5 million of unrecognized stock-based compensation expense related to all RSUs that are expected to vest. These costs are expected to be recognized over a weighted average remaining vesting period of 1.6 years.

Stock Options

The weighted average grant date fair value of options, estimated as of the grant date using the Black-Scholes option pricing model, was $21.21, $28.92 and $57.23 per option for those options granted during the year ended December 31, 2024, 2023 and 2022, respectively. Weighted average assumptions used to apply this pricing model were as follows:

	Year Ended December 31,
	2024	2023	2022
Risk-free interest rate	4.2%	4.4%	1.9%
Expected term of options	6.0 years	6.0 years	5.9 years
Expected volatility of underlying stock	76.3%	78.7%	76.2%
Expected dividend yield	0.0%	0.0%	0.0%

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

The following is a summary of stock option activity for the year ended December 31, 2024:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding at December 31, 2023	5,458,999	$50.38	6.65	$35,922
Granted	918,161	30.72
Exercised	(373,807)	15.68
Forfeited	(590,567)	70.25
Outstanding at December 31, 2024	5,412,786	$47.27	6.18	$350
Exercisable at December 31, 2024	4,246,614	$48.40	5.47	$350

The total intrinsic value (the amount by which the fair market value exceeded the exercise price) of stock options exercised during the year ended December 31, 2024, 2023 and 2022 was $3.1 million, $7.6 million, and $42.8 million, respectively.

As of December 31, 2024, there was $22.2 million of unrecognized compensation cost related to stock options that have not yet vested, which are expected to be recognized over a weighted average remaining vesting period of 1.1 years.

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

As of December 31, 2024, there were 856,897 shares available for future issuance under the 2016 Plan. The number of shares reserved for issuance under the 2016 Plan will be cumulatively increased on each January 1st by the lesser of a) one percent of the number of shares of common stock issued and outstanding on the immediately preceding December 31st, b) 500,000 shares of common stock, or c) such lesser number of shares of common stock as determined by the board of directors.

During the year ended December 31, 2024, 2023 and 2022, the Company issued 220,590, 142,079 and 77,618 shares of common stock under the 2016 Plan, respectively. The weighted-average purchase prices of shares issued under the 2016 Plan were $13.54, $27.65 and $34.15 per share for the year ended December 31, 2024, 2023 and 2022, respectively.

The fair value of shares under the 2016 Plan was estimated at the beginning of the offering period using a Black-Scholes option-pricing model with the following assumptions:

	Year Ended December 31,
	2024	2023	2022
Risk-free interest rate	5.24%-5.37%	4.7%-5.53%	0.22%-2.52%
Expected term (in years)	0.5 years	0.5 years	0.5 years
Expected volatility of underlying stock	56.7%-59.0%	60.4%-69.2%	63.6%-95.3%
Expected dividend yield	0.0%	0.0%	0.0%

13. Loss Per Share

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

Basic and diluted loss per share was calculated as follows:

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
Net loss	$(519,021)	$(481,192)	$(474,186)
Weighted average shares outstanding, basic and diluted	98,849	88,770	76,972
Net loss per share, basic and diluted	$(5.25)	$(5.42)	$(6.16)

The following common stock equivalents were excluded from the calculation of diluted loss per share because their inclusion would have been anti-dilutive:

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
Unvested restricted stock units	5,547	4,042	1,941
Stock options	5,413	5,459	5,472
	10,960	9,501	7,413

14. Stockholders’ Equity

At-the-Market Offering Programs

2022 Sale Agreement

In 2022, the Company entered into an Open Market Sale Agreement (the “2022 Sale Agreement”) with Jefferies LLC (“Jefferies”), under which Jefferies was able to offer and sell, from time to time in “at-the-market” offerings, shares of the Company’s common stock having aggregate gross proceeds of up to $400.0 million. In February 2024, the Company entered into an amendment to the 2022 Sale Agreement (the “2022 Sale Agreement, as amended”) to increase the size of the at-the-market offering program from $400.0 million to $750.0 million. The Company agreed to pay cash commissions of up to 3.0% of the gross proceeds of sales of common stock under the 2022 Sale Agreement, as amended. Through December 31, 2024, the Company issued 14,522,533 shares of its common stock under the 2022 Sale Agreement, as amended. During the year ended December 31, 2024, the Company issued 7,004,370 shares of its common stock, in a series of sales, at an average price of $25.68 per share, in accordance with the 2022 Sale Agreement, as amended, for aggregate net proceeds of $174.8 million, after payment of cash commissions and approximately $0.3 million related to legal, accounting and other fees in connection with the sales. During the year ended December 31, 2023, the Company issued 4,122,824 shares of its common stock, in a series of sales, at an average price of $30.57 per share, in accordance with the 2022 Sale Agreement for aggregate net proceeds of $121.9 million, after payment of cash commissions and legal, accounting and other fees in connection with the sales. As of December 31, 2023, $2.1 million of these proceeds are included in “Prepaid expenses and other current assets” on the Company’s consolidated balance sheet, representing offerings with trade dates in December 2023 that were settled in January 2024. During the year ended December 31, 2022, the Company issued 3,395,339 shares of its common stock, in a series of sales, at an average price of $57.43 per share, in accordance with the 2022 Sale Agreement for aggregate net proceeds of $189.0 million, after payment of cash commissions and legal, accounting and other fees in connection with the sales. As of December 31, 2024, $249.1 million in shares of common stock remain eligible for sale under the 2022 Sale Agreement, as amended.

15. 401(k) Plan

In 2015, the Company established the Intellia Therapeutics, Inc. 401(k) Plan (the “401(k) Plan”) for its employees, which is designed to be qualified under Section 401(k) of the Internal Revenue Code. Eligible employees are permitted to contribute to the 401(k) Plan within statutory and 401(k) Plan limits. The Company makes matching contributions of 50% of the first 6% of employee contributions. The Company made matching contributions of $3.2 million, $3.3 million and $2.7 million for the years ended December 31, 2024, 2023 and 2022, respectively.

16. Subsequent Events

Strategic Reorganization

In January 2025, the Company announced the prioritization of its current and near-term clinical programs and a strategic restructuring to streamline its operations. The pipeline prioritization is intended to focus resources on high value programs, NTLA-2002 and nex-z, to ensure efficient execution, achieve near-term clinical milestones, and prepare Intellia for commercial launch. As part of this prioritization, the Company discontinued development of NTLA-3001 for the treatment of alpha-1 antitrypsin deficiency-associated lung disease and select research-stage programs.

In connection with this portfolio prioritization and strategic restructuring, the Company implemented a net reduction of its employee headcount by approximately 27%, which will take place over 2025. The Company estimates that it will incur charges of approximately $8.0 million for severance and other employee termination-related costs, primarily in the first quarter of 2025. These costs consist primarily of cash expenditures related to severance payments. The Company estimates that the workforce reduction will be substantially completed in the first quarter of 2025. The estimate of costs that the Company expects to incur, and the timing thereof, are subject to a number of assumptions and actual results may differ. The Company may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, the actions described above.

Real Estate Transactions

Tech Square Lease

On February 18, 2025, the Company entered into a Lease Agreement (the “Tech Square Lease”) with ARE-Tech Square, LLC, an affiliate of Alexandria Real Estate Equities, Inc. (the “Tech Square Landlord”) for office and laboratory space located at 400 Technology Square, Cambridge, Massachusetts (“400 Tech Square”). Under the terms of the Tech Square Lease, the Company will initially lease approximately 101,000 square feet at 400 Tech Square (the “Initial Tech Square Premises”), which will supplement, and eventually replace certain parts of, the Company’s current leased premises in Cambridge, Massachusetts. In addition, the Tech Square Lease will expand, in two tranches, to include approximately 46,000 square feet of additional office and laboratory space at 400 Tech Square (the “Additional Tech Square Premises”) when each such space becomes available. The Tech Square Lease is expected to commence on July 1, 2025 (the “Commencement Date”) with respect to the Initial Tech Square Premises, and the Company’s obligation to pay rent will start on the date that is approximately 14 months after the Commencement Date (the “Rent Commencement Date”). In addition, the lease of the Additional Tech Square Premises will commence when the Tech Square Landlord delivers such space to the Company, which is anticipated to occur in December 2027 and January 2028 (in each case, an “Additional Premises Commencement Date”), and the Company’s obligation to pay rent for such Additional Tech Square Premises will start on the date that is approximately 14 months after each Additional Premises Commencement Date (in each case, an “Additional Premises Rent Commencement Date”). The Company shall not be obligated to pay the base rent for the applicable premises for three months after the Rent Commencement Date and each Additional Premises Rent Commencement Date, as applicable. The initial term of the Tech Square Lease is twelve years and three months following the Rent Commencement Date, and the Company has an option to extend the Tech Square Lease for an additional term of five years. As of the Rent Commencement Date, the base rent under the Tech Square Lease is expected to be $108.00 per square foot per year, plus certain operating expenses and taxes; provided that the initial base rent may adjust based on certain criteria set forth in the lease. The base rent is subject to scheduled annual increases of 3% on the anniversary of the Commencement Date. In addition, the Tech Square Landlord will contribute up to $41.5 million toward the cost of construction and tenant improvements for the Initial Tech Square Premises, and an additional amount toward the cost of construction and tenant improvements for the Additional Tech Square Premises.

Winter Street Amendment

On February 18, 2025, the Company entered into a Second Amendment to Lease (the “Winter Street Amendment”) that amends the 840 Winter Lease. Pursuant to the Winter Street Amendment, the 840 Winter Lease will terminate on or before June 30, 2028. The Company will pay to the landlord lease modification payments totaling $78.0 million in three installments in February 2025, April 2025, and January 2026, and the Company will not pay any base rent, operating expenses or other costs pursuant to the 840 Winter Lease after January 2025.

EXHIBIT INDEX

Exhibit No.	Exhibit Index

3.1*	Second Amended and Restated Certificate of Incorporation of the Registrant, as amended

3.2	Second Amended and Restated By-laws of the Registrant (1)

4.1*	Description of Certain Registrant’s Securities

10.1#	2015 Amended and Restated Stock Option and Incentive Plan and forms of award agreements thereunder (3)

10.2#	Senior Executive Cash Incentive Bonus Plan (5)

10.3†	License Agreement dated as of July 16, 2014 by and between the Registrant (as successor in interest of Intellia Therapeutics, LLC) and Caribou Biosciences, Inc. (4)

10.4†	Services Agreement dated as of July 16, 2014 by and between the Registrant (as successor in interest of Intellia Therapeutics, LLC) and Caribou Biosciences, Inc. (4)

10.5#	Form of Indemnification Agreement (3)

10.6	Lease Agreement, by and between the Registrant and MIT 130 Brookline LLC, dated as of October 21, 2014 (5)

10.7	Lease Agreement, by and between the Registrant and BMR-Sidney Research Campus LLC, dated as of January 6, 2016 (5)

10.8#	2016 Employee Stock Purchase Plan (3)

10.9†	Amendment No. 1 to License Agreement dated as of February 2, 2016 by and between the Registrant and Caribou Biosciences, Inc. (5)

10.10†	Addendum to License Agreement dated as of February 2, 2016 by and between the Registrant and Caribou Biosciences, Inc. (5)

10.11†	License and Collaboration Agreement dated as of April 11, 2016 by and between the Registrant and Regeneron Pharmaceuticals, Inc. (2)

10.12	Common Stock Purchase Agreement dated as of April 26, 2016 between the Registrant and Regeneron Pharmaceuticals, Inc. (3)

10.13#	Form of Employment Agreement for Executive Officers (14)

10.14†

Consent to Assignments, Licensing and Common Ownership and Invention Management Agreement dated December 15, 2016 by and between the Registrant, CRISPR Therapeutics AG, The Regents of the University of California, University of Vienna, ERS Genomics Ltd., TRACR Hematology Ltd., Caribou Biosciences, Inc., and Dr. Emmanuelle Charpentier (12)

10.15#	Form of Amended and Restated Employment Agreement (6)

10.16†

Letter Agreement, dated as of July 20, 2018, by and between the Company and Regeneron Pharmaceuticals, Inc. and the corresponding Form of Co-Development and Co-Promotion Agreement, by and between the Company and Regeneron Pharmaceuticals, Inc. (7)

10.17	First Amendment to Lease, dated as of April 5, 2019, by and between the Company and MIT 130 Brookline Leasehold LLC (8)

10.18#	Seventh Amended and Restated Non-Employee Director Compensation Policy (14)

10.19	Lease, dated as of March 12, 2020, by and between the Company and 281-295 Albany Street Leasehold LLC (1)

10.20	Second Amendment to Lease, dated as of March 12, 2020, by and between the Company and MIT 130 Brookline Leasehold LLC (1)

10.21†	Amendment No. 1, dated May 30, 2020, to the License and Collaboration Agreement, dated April 11, 2016, by and between the Company and Regeneron Pharmaceuticals, Inc. (10)

10.22	Stock Purchase Agreement, dated May 30, 2020, by and between Intellia Therapeutics, Inc. and Regeneron Pharmaceuticals, Inc. (10)

10.23#	Second Amended and Restated Corporate Bonus Plan, effective November 30, 2023 (16)

10.24†

Agreement and Plan of Merger, by and among Intellia Therapeutics, Inc., Rewrite Therapeutics, Inc., RW Acquisition Corp., and Shareholder Representative Services, LLC, as securityholder representative, dated as of February 2, 2022 (12)

10.25	Lease Agreement by and between the Registrant and Are-Winter Street Property, LLC, dated as of February 22, 2022 (12)

10.26#	Amended and Restated Retirement Policy for Equity Awards, effective December 6, 2022 (9)

10.27	Amendment to Lease Agreement by and between the Registrant and Are-Winter Street Property, LLC, dated as of June 20, 2023 (11)

10.28	Letter Agreement (Second Amendment) to License and Collaboration Agreement by and between Registrant and Regeneron Pharmaceuticals, Inc., dated November 22, 2022 (13)

10.29	Third Amendment to License and Collaboration Agreement by and between Registrant and Regeneron Pharmaceuticals, Inc., dated September 29, 2023 (13)

10.30#	Intellia Therapeutics, Inc. 2024 Inducement Plan and forms of award agreements thereunder (15)

10.31†*	Lease Agreement by and between the Registrant and ARE-Tech Square, LLC, dated as of February 18, 2025

10.32†*	Second Amendment to Lease Agreement by and between the Registrant and ARE-Winter Street Property, LLC, dated as of February 18, 2025

10.33#	Employment Agreement between Intellia Therapeutics, Inc. and Edward Dulac (15)

19.1†*	Fourth Amended and Restated Insider Trading Policy

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1

Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, by John M. Leonard, M.D., President and Chief Executive Officer of the Company, and Edward J. Dulac III, Executive Vice President, Chief Financial Officer of the Company (17)

97.1#	Intellia Therapeutics, Inc. Compensation Recovery Policy (16)

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101*)

† Portions of this exhibit (indicated by asterisks) have been omitted pursuant to Item 601(b)(10) of Regulation S-K.

* Filed herewith.

# Indicates a management contract or any compensatory plan, contract or arrangement.

(1)
Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37766) filed with the Securities and Exchange Commission on May 7, 2020

(2)
Incorporated by reference to the Registration Statement on Form S-1 (File No. 333-210689) filed with the Securities and Exchange Commission on May 5, 2016
(3)
Incorporated by reference to the Registration Statement on Form S-1 (File No. 333-210689) filed with the Securities and Exchange Commission on April 27, 2016
(4)
Incorporated by reference to the Registration Statement on Form S-1 (File No. 333-210689) filed with the Securities and Exchange Commission on April 19, 2016
(5)
Incorporated by reference to the Registration Statement on Form S-1 (File No. 333-210689) filed with the Securities and Exchange Commission on April 11, 2016
(6)
Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-37766) filed with the Securities and Exchange Commission on April 17, 2018
(7)
Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37766) filed with the Securities and Exchange Commission on October 31, 2018
(8)
Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37766) filed with the Securities and Exchange Commission on May 2, 2019
(9)
Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 001-37766) filed with the Securities and Exchange Commission on February 23, 2023
(10)
Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-37766) filed with the Securities and Exchange Commission on June 1, 2020
(11)
Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37766) filed with the Securities and Exchange Commission on August 3, 2023
(12)
Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 001-37766) filed with the Securities and Exchange Commission on February 24, 2022
(13)
Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37766) filed with the Securities and Exchange Commission on November 9, 2023
(14)
Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37766) filed with the Securities and Exchange Commission on August 8, 2024
(15)
Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-37766) filed with the Securities and Exchange Commission on June 26, 2024
(16)
Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 001-37766) filed with the Securities and Exchange Commission on February 22, 2024
(17)
The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Annual Report on Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTELLIA THERAPEUTICS, INC.

By:	/s/ John M. Leonard
John M. Leonard, M.D.
President and Chief Executive Officer

Dated: February 27, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ John M. Leonard	President, Chief Executive Officer and Director	February 27, 2025
John M. Leonard, M.D.	(Principal Executive Officer)

/s/ Edward J. Dulac III	Executive Vice President, Chief Financial Officer	February 27, 2025
Edward J. Dulac III	(Principal Financial Officer)

/s/ Michael P. Dube	Vice President, Chief Accounting Officer	February 27, 2025
Michael P. Dube	(Principal Accounting Officer)

/s/ Muna Bhanji	Director	February 27, 2025
Muna Bhanji

/s/ Bill Chase	Director	February 27, 2025
Bill Chase

/s/ Fred Cohen	Director	February 27, 2025
Fred Cohen, M.D.

/s/ Brian Goff	Director	February 27, 2025
Brian Goff

/s/ Jesse Goodman	Director	February 27, 2025
Jesse Goodman, M.D.

/s/ Georgia Keresty	Director	February 27, 2025
Georgia Keresty

/s/ Frank Verwiel	Director	February 27, 2025
Frank Verwiel, M.D.