Form 10-Q
period 2025-03-31
Intellia Therapeutics, Inc.
filed 2025-05-08
CIK 1652130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

The number of shares outstanding of the registrant’s common stock as of April 30, 2025: 103,583,394 shares.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

INTELLIA THERAPEUTICS, INC.

Condensed Consolidated Balance Sheets (unaudited)

(Amounts in thousands except share and per share data)

	March 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$126,880	$189,182
Marketable securities	376,867	412,333
Accounts receivable	10,504	8,517
Prepaid expenses and other current assets	37,141	29,831
Total current assets	551,392	639,863
Marketable securities - noncurrent	203,353	260,215
Property and equipment, net	25,123	27,381
Operating lease right-of-use assets	137,979	219,292
Investments and other assets	68,316	44,264
Total assets	$986,163	$1,191,015
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,364	$14,589
Accrued expenses	40,805	55,355
Current portion of operating lease liability	38,763	20,246
Current portion of deferred revenue	20,661	20,661
Total current liabilities	112,593	110,851
Deferred revenue, net of current portion	13,161	18,256
Long-term operating lease liability	80,490	189,952
Total liabilities	206,244	319,059
Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock, $0.0001 par value; 240,000,000 shares authorized at March 31, 2025 and December 31, 2024; 103,539,685 and 102,029,594 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	10	10
Additional paid-in capital	3,070,581	3,048,741
Accumulated other comprehensive income	1,057	605
Accumulated deficit	(2,291,729)	(2,177,400)
Total stockholders’ equity	779,919	871,956
Total liabilities and stockholders’ equity	$986,163	$1,191,015

See notes to condensed consolidated financial statements.

INTELLIA THERAPEUTICS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited)

(Amounts in thousands except per share data)

	Three Months Ended March 31,
	2025	2024
Collaboration revenue	$16,627	$28,935
Operating expenses:
Research and development	108,427	111,847
General and administrative	29,007	31,091
Total operating expenses	137,434	142,938
Operating loss	(120,807)	(114,003)
Other income (expense), net:
Interest income	8,603	12,632
Change in fair value of investments, net	(2,125)	(6,065)
Total other income, net	6,478	6,567
Net loss	$(114,329)	$(107,436)
Net loss per share, basic and diluted	$(1.10)	$(1.12)
Weighted average shares outstanding, basic and diluted	103,500	95,502
Other comprehensive loss:
Unrealized gain (loss) on marketable securities	452	(821)
Comprehensive loss	$(113,877)	$(108,257)

See notes to condensed consolidated financial statements.

INTELLIA THERAPEUTICS, INC.

Condensed Consolidated Statements of Stockholders’ Equity (unaudited)

(Amounts in thousands except share data)

			Additional	Accumulated Other		Total
	Common		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2024	102,029,594	$10	$3,048,741	$605	$(2,177,400)	$871,956
Vesting of restricted stock units	1,510,091	-	-	-	-	-
Stock-based compensation	-	-	21,840	-	-	21,840
Other comprehensive income (loss) - unrealized gain on marketable securities	-	-	-	452	-	452
Net loss	-	-	-	-	(114,329)	(114,329)
Balance at March 31, 2025	103,539,685	$10	$3,070,581	$1,057	$(2,291,729)	$779,919

			Additional	Accumulated Other		Total
	Common		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2023	92,997,158	$9	$2,710,797	$(2,258)	$(1,658,379)	$1,050,169
Issuance of common stock through at-the-market offerings, net of issuance costs of $210	2,209,938	1	55,958	-	-	55,959
Exercise of stock options	110,734	-	1,958	-	-	1,958
Vesting of restricted stock units	1,015,543	-	-	-	-	-
Stock-based compensation	-	-	34,176	-	-	34,176
Other comprehensive income (loss) - unrealized loss on marketable securities	-	-	-	(821)	-	(821)
Reclassification of other comprehensive income (loss) - equity method investment	-	-	-	2,132	-	2,132
Net loss	-	-	-	-	(107,436)	(107,436)
Balance at March 31, 2024	96,333,373	$10	$2,802,889	$(947)	$(1,765,815)	$1,036,137

See notes to condensed consolidated financial statements.

INTELLIA THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows (unaudited)

(Amounts in thousands)

	Three Months Ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(114,329)	$(107,436)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,498	2,512
Stock-based compensation	21,840	34,176
Accretion of investment discounts	(2,280)	(5,285)
Recognition of equity method investment intra-entity profit on sales	-	(20,967)
Change in fair value of investments, net	2,125	6,065
Changes in operating assets and liabilities:
Accounts receivable	(1,987)	29
Prepaid expenses and other current assets	218	(8,746)
Operating lease right-of-use assets	7,218	4,951
Other assets	(13,826)	724
Accounts payable	(1,869)	5,569
Accrued expenses	(14,415)	(22,403)
Deferred revenue	(5,095)	(5,368)
Operating lease liabilities	(29,028)	(4,483)
Net cash used in operating activities	(148,930)	(120,662)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(735)	(2,506)
Purchases of marketable securities	(83,209)	(259,558)
Sales and maturities of marketable securities	178,272	267,965
Net cash provided by investing activities	94,328	5,901

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock through at-the-market offerings	-	58,034
Proceeds from options exercised	-	1,958
Net cash provided by financing activities	-	59,992
Net decrease in cash, cash equivalents and restricted cash equivalents	(54,602)	(54,769)
Cash, cash equivalents and restricted cash equivalents, beginning of period	202,787	240,353
Cash, cash equivalents and restricted cash equivalents, end of period	$148,185	$185,584

Reconciliation of cash, cash equivalents and restricted cash equivalents to condensed consolidated balance sheet:
Cash and cash equivalents	$126,880	$171,979
Restricted cash equivalents, included in prepaid expenses and other current assets, and investments and other assets	21,305	13,605
Total cash, cash equivalents and restricted cash equivalents	$148,185	$185,584

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Purchases of property and equipment unpaid at period end	$82	$847
Reduction of right-of-use assets from remeasurement of lease liabilities	61,917	-

See notes to condensed consolidated financial statements.

INTELLIA THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements (unaudited)

1. Overview and Basis of Presentation

Intellia Therapeutics, Inc. (“Intellia” or the “Company”) is a leading clinical-stage gene editing company, focused on revolutionizing medicine with CRISPR-based therapies. CRISPR is a gene editing technology which is also sometimes referred to as CRISPR/Cas or CRISPR/Cas9 when referring to the use of CRISPR technology with the Cas9 enzyme. Since its inception, Intellia has focused on leveraging gene editing technology to develop novel, first-in-class medicines that address important unmet medical needs and advance the treatment paradigm for patients. Intellia’s deep scientific, technical and clinical development experience, along with its people, is helping set the standard for a new class of medicine. To harness the full potential of gene editing, Intellia continues to expand the capabilities of its CRISPR-based platform with novel editing and delivery technologies. To fully realize the transformative potential of CRISPR-based technologies, the Company is building a full-spectrum gene editing company, by leveraging its modular platform, to advance in vivo and ex vivo therapies for diseases with high unmet need by pursuing two primary approaches. For in vivo applications to address genetic diseases, the Company deploys CRISPR as the therapy. The Company’s in vivo programs use CRISPR to enable precise editing of disease-causing genes directly inside the human body. In addition, the Company is advancing ex vivo applications to address immuno-oncology and autoimmune diseases, where it uses CRISPR as the tool to create the engineered cell therapy. For its ex vivo programs, CRISPR is used to engineer human cells outside the body.

The condensed consolidated financial statements of the Company included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted from this report, as is permitted by such rules and regulations. Accordingly, these condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K (“Annual Report”) for the year ended December 31, 2024.

The unaudited condensed consolidated financial statements include the accounts of Intellia Therapeutics, Inc. and its wholly- owned subsidiary, Intellia Securities Corp. All intercompany balances and transactions have been eliminated in consolidation. Comprehensive loss is comprised of net loss and unrealized gain/loss on marketable securities.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates in these condensed consolidated financial statements have been made in connection with the calculation of revenues, research and development expenses and stock-based compensation expense. The Company bases its estimates on historical experience and various other assumptions that management believes to be reasonable under the circumstances at the time such estimates are made. Actual results could differ from those estimates. The Company periodically reviews its estimates in light of changes in circumstances, facts and experience.

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

Liquidity

Since its inception through March 31, 2025, the Company has funded its operations through its initial public offering (“IPO”) and concurrent private placements, follow-on public offerings, at-the-market offerings and the sale of convertible preferred stock, as well as through its collaboration agreements. The Company expects that its cash, cash equivalents and marketable securities as of March 31, 2025 will enable the Company to fund its ongoing operating expenses and capital expenditure requirements for at least the twelve-month period following the issuance of these condensed consolidated financial statements.

2. Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies” to the consolidated financial statements included in its Annual Report for the year ended December 31, 2024. There have been no material changes to these policies during the three months ended March 31, 2025.

Recently Adopted Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU updates income tax disclosure requirements primarily by requiring specific categories and greater disaggregation within the rate reconciliation and disaggregation of income taxes paid by jurisdiction. This ASU is effective for annual periods beginning after December 15, 2024 and is applicable to the Company’s fiscal year beginning January 1, 2025, with early application permitted. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements and disclosures.

Recently Issued Accounting Pronouncements Not Yet Effective

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

3. Marketable Securities

The following table summarizes the Company’s available-for-sale marketable securities:

	March 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Marketable securities:
U.S. Treasury and other government-backed securities	$293,344	$479	$(112)	$293,711
Financial institution debt securities	185,661	660	(78)	186,243
Corporate debt securities	100,158	184	(76)	100,266
Total	$579,163	$1,323	$(266)	$580,220

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Marketable securities:
U.S. Treasury and other government-backed securities	$352,309	$580	$(273)	$352,616
Financial institution debt securities	217,544	528	(245)	217,827
Corporate debt securities	94,924	163	(160)	94,927
Other asset-backed securities	7,168	10	-	7,178
Total	$671,945	$1,281	$(678)	$672,548

The amortized cost of available-for-sale securities is adjusted for amortization of premiums and accretion of discounts to maturity. There were no material realized gains or losses in the three months ended March 31, 2025 or the year ended December 31, 2024. The Company did not reclassify any amounts out of accumulated other comprehensive income during these periods. The Company generally does not intend to sell any investments prior to recovery of their amortized cost basis for any investment in an unrealized loss position. As such, the Company has classified these losses as temporary in nature.

The Company’s available-for-sale securities that are classified as short-term marketable securities in the condensed consolidated balance sheets mature within one year or less as of the balance sheet date. Available-for-sale securities that are classified as noncurrent in the condensed consolidated balance sheets are those that mature after one year but within five years from the balance sheet date and that the Company does not intend to dispose of within the next twelve months. At March 31, 2025 and December 31, 2024, the Company did not hold any marketable securities that matured beyond five years of the balance sheet date. Accrued interest on marketable securities is included in “Prepaid expenses and other current assets” on the Company's condensed consolidated balance sheets.

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

The Company’s financial assets recognized at fair value on a recurring basis consisted of the following:

	March 31, 2025
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Cash equivalents and restricted cash equivalents	$76,058	$76,058	$-	$-
Marketable securities:
U.S. Treasury and other government-backed securities	293,711	153,244	140,467	-
Financial institution debt securities	186,243	-	186,243	-
Corporate debt securities	100,266	-	100,266	-
Total marketable securities	580,220	153,244	426,976	-
Investment in Kyverna Therapeutics, Inc.	2,265	2,265	-	-
Total assets	$658,543	$231,567	$426,976	$-

	December 31, 2024
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Cash equivalents and restricted cash equivalents	$66,898	$66,898	$-	$-
Marketable securities:
U.S. Treasury and other government-backed securities	352,616	169,735	182,881	-
Financial institution debt securities	217,827	-	217,827	-
Corporate debt securities	94,927	-	94,927	-
Other asset-backed securities	7,178	-	7,178	-
Total marketable securities	672,548	169,735	502,813	-
Investment in Kyverna Therapeutics, Inc.	4,390	4,390
Total assets	$743,836	$241,023	$502,813	$-

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

Other Investments

SparingVision SAS

The Company’s investment in SparingVision SAS (“SparingVision”) was initially recorded at fair value, determined according to Level 3 inputs in the fair value hierarchy described above. The SparingVision investment is included in “Investments and other assets” on the condensed consolidated balance sheets. This investment is accounted for using the measurement alternative at cost minus impairment, adjusted for changes in observable prices. There were no changes in observable prices or impairment of this investment as of March 31, 2025. The carrying value of the SparingVision investment was $14.6 million as of March 31, 2025 and December 31, 2024.

AvenCell Therapeutics, Inc.

The Company’s investment in AvenCell Therapeutics, Inc. (“AvenCell”) was initially recorded at fair value, determined according to Level 3 inputs in the fair value hierarchy described above. The AvenCell investment is included in “Investments and other assets” on the condensed consolidated balance sheets. This investment is accounted for using the measurement alternative at cost minus impairment, adjusted for changes in observable prices. There were no changes in observable prices or impairment of this investment as of March 31, 2025. The Company previously accounted for the AvenCell investment under the equity method; refer to Note 8 for further details including the change in fair value. The carrying value of the AvenCell investment was $7.9 million as of March 31, 2025 and December 31, 2024.

5. Accrued Expenses

Accrued expenses consisted of the following:

	March 31,	December 31,
	2025	2024
	(In thousands)
Accrued research and development	$24,732	$26,362
Employee compensation and benefits	9,845	24,075
Accrued legal and professional expenses	3,201	2,845
Accrued other	3,027	2,073
Total accrued expenses	$40,805	$55,355

In January 2025, the Company announced the prioritization of its current and near-term clinical programs and a strategic restructuring to streamline its operations. In connection with this portfolio prioritization and strategic restructuring, the Company reduced its employee headcount by approximately 27%. During the three months ended March 31, 2025, the Company recognized $6.5 million of restructuring charges in the condensed consolidated statement of operations and comprehensive loss related to these actions. These charges included severance and other employee termination-related costs. The workforce reductions were substantially complete as of March 31, 2025. As of March 31, 2025, there was $2.0 million in accrued expenses recorded as “employee compensation and benefits,” related to the restructuring, which the Company expects to be paid over the next six to nine months.

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

During the three months ended March 31, 2025, except as noted above, there have been no material changes to any outstanding litigation, nor is the Company a party to any material new litigation.

License and Other Agreements

The Company is party to license and other agreements, which may include contingent payments. These payments could include up to $130.0 million related to Rewrite Therapeutics, Inc. (“Rewrite”), including $100.0 million upon achievement of a regulatory approval milestone and $30.0 million upon achievement of pre-specified research milestones. As of March 31, 2025, the satisfaction and timing of the contingent payments is uncertain and not reasonably estimable.

7. Collaborations and Other Arrangements

To accelerate the development and commercialization of gene editing products in multiple therapeutic areas, the Company has formed, and intends to seek other opportunities to form, strategic alliances with collaborators who can augment its leadership in CRISPR/Cas9 therapeutic development. As of March 31, 2025, the Company’s accounts receivable and contract liabilities were related to its collaboration agreements.

The following table presents changes in the Company’s accounts receivable and contract liabilities (in thousands):

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Three months ended March 31, 2025
Accounts receivable	$8,517	$10,203	$(8,216)	$10,504
Contract liabilities - deferred revenue	$38,917	$-	$(5,095)	$33,822

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Three months ended March 31, 2024
Accounts receivable	$36,456	$5,872	$(5,901)	$36,427
Contract liabilities - deferred revenue	$60,993	$-	$(5,369)	$55,624

The Company recognized the following revenues as a result of changes in the contract liability balance (in thousands):

	Three Months Ended March 31,
Revenue recognized in the period from:	2025	2024
Amounts included in the contract liability at the beginning of the period	$5,095	$5,369

The Company has not incurred significant expenses to obtain collaboration agreements and costs to fulfill those contracts do not generate or enhance resources of the Company. As such, no costs to obtain or fulfill a contract have been capitalized in any period.

Collaboration Agreements

Regeneron Pharmaceuticals, Inc.

In April 2016, the Company entered into a license and collaboration agreement with Regeneron Pharmaceuticals, Inc. (“Regeneron”) (as amended from time to time, the “2016 Regeneron Agreement”). In October 2023, Regeneron notified the Company that it was exercising its one-time option to extend the technology collaboration term for an additional two years, until April 2026, in exchange for a nonrefundable payment of $30.0 million that was paid in April 2024. The Company recognized $5.1 million and $5.2 million of collaboration revenue in the three months ended March 31, 2025 and 2024, respectively, in the condensed consolidated statements of operations and comprehensive loss related to the 2016 Regeneron Agreement.

In March 2025, Regeneron provided notice of the achievement of a development milestone for the hemophilia B program under the 2016 Regeneron Agreement. As a result of meeting this milestone, the Company recognized $1.8 million of previously constrained variable consideration as collaboration revenue within the condensed consolidated statement of operations and comprehensive loss in the three months ended March 31, 2025.

As of March 31, 2025, there was approximately $21.3 million of the aggregate transaction price remaining to be recognized that will be recognized through April 2026, the remaining period of the collaboration.

In 2018, the Company entered into a co-development and co-promotion (“Co/Co”) agreement with Regeneron for transthyretin (“ATTR”) amyloidosis (the “ATTR Co/Co”). In May 2020, the Company entered into co-development and co-funding agreements for the treatment of hemophilia A and hemophilia B (the “Hemophilia Co/Co”) agreements. In March 2024, the Company notified Regeneron that it was opting out of its hemophilia B Co/Co agreement. The Company continued to have obligations under the hemophilia B Co/Co agreement until the agreement ended in September 2024. The Company continues to support Regeneron with the development of gene editing products directed to hemophilia B, as applicable, under the 2016 Regeneron Agreement. That agreement will control the parties’ obligations to develop and commercialize gene editing products directed to hemophilia B.

The Company recognized $7.0 million and $4.7 million of collaboration revenue, primarily representing payments due from Regeneron pursuant to the ATTR Co/Co agreement, in the three months ended March 31, 2025 and 2024, respectively.

The Company recognized contra-revenue related to the Hemophilia Co/Co agreements amounting to approximately $0.1 million and $3.3 million in the three months ended March 31, 2025 and 2024, respectively. The Company recognized $1.5 million related to the hemophilia B program in the three months ended March 31, 2025, representing cost reimbursements under the 2016 Regeneron Agreement.

In September 2023, Regeneron and Intellia further expanded the research collaboration (the “2023 Regeneron Amendment”) to develop additional in vivo CRISPR-based gene editing therapies focused on neurological and muscular diseases. The Company recognized $0.1 million and $0.6 million of collaboration revenue in the three months ended March 31, 2025 and 2024, respectively, in the condensed consolidated statements of operations and comprehensive loss related to the 2023 Regeneron Amendment.

Since December 31, 2024, there have been no material changes to the key terms of the 2016 Regeneron Agreement, ATTR Co/Co, Hemophilia Co/Co, or 2023 Regeneron Amendment (the “Regeneron Agreements”), other than as described above.

As of March 31, 2025 and December 31, 2024, the Company had accounts receivable of $9.2 million and $7.2 million, respectively, and deferred revenue of $21.3 million and $26.4 million, respectively, related to the Regeneron Agreements.

SparingVision SAS

In October 2021, the Company and SparingVision, a genomic medicine company developing vision saving treatments for ocular diseases, entered into a license and collaboration agreement (the “SparingVision LCA”) to develop novel genomic medicines utilizing CRISPR/Cas9 technology for the treatment of ocular diseases.

Since December 31, 2024, there have been no material changes to the key terms of the SparingVision LCA.

The Company recognized no revenue related to the SparingVision LCA for the three months ended March 31, 2025 and $0.5 million in revenue related to the SparingVision LCA for the three months ended March 31, 2024. As of March 31, 2025 and December 31, 2024, the Company had $0.2 million and $0.6 million in accounts receivable, respectively, related to the SparingVision LCA. The Company had deferred revenue of $12.5 million as of March 31, 2025 and December 31, 2024, related to the SparingVision LCA, which is expected to be recognized on a cost incurred basis over a six to nine year period from the signing of the agreement.

ReCode Therapeutics, Inc. (“ReCode”)

On February 14, 2024, the Company entered into a license, collaboration and option agreement with ReCode Therapeutics, Inc. (the “ReCode LCA”), a clinical-stage genetic medicines company, to develop novel genomic medicines for the treatment of cystic fibrosis.

Since December 31, 2024, there have been no material changes to the key terms of the ReCode LCA.

The Company is entitled to cost reimbursements for certain research activities, which will be recorded as revenue. The Company did not recognize material revenue from the ReCode LCA during the three months ended March 31, 2025 and 2024.

Other Agreements

The Company has existing license and collaboration agreements with AvenCell, Kyverna, and ONK Therapeutics, Ltd. (“ONK”). Since December 31, 2024, there have been no material changes to the key terms of the AvenCell, Kyverna and ONK license and collaboration agreements.

During the three months ended March 31, 2025 and 2024, the Company did not recognize material revenue under its agreements with Kyverna or ONK.

During the three months ended March 31, 2024, the Company recognized $21.0 million of previously eliminated intra-entity profit related to its license and collaboration agreement with AvenCell (the “AvenCell LCA”) in the condensed consolidated statement of operations and comprehensive loss. See Note 8 for further details. The Company recognized $1.0 million in revenue related to material shipments under the AvenCell LCA during the three months ended March 31, 2025. The Company had $1.0 million and $0.7 million in accounts receivable from AvenCell as of March 31, 2025 and December 31, 2024, respectively. The Company had $1.0 million in accrued expenses as of March 31, 2025 and December 31, 2024 related to the AvenCell LCA.

8. Investments and Other Assets

Investments and other assets consisted of the following:

	March 31,	December 31,
	2025	2024
	(In thousands)
Investment in Kyverna	$2,265	$4,390
Prepaid rent Tech Square Lease, long-term	26,804	-
Other investments	22,481	22,481
Restricted cash equivalents, long-term	13,776	13,605
Prepaid expenses and other assets, long-term	2,990	3,788
Total investments and other assets	$68,316	$44,264

Other Investments

SparingVision SAS

As of March 31, 2025 and December 31, 2024, the carrying value of the Company’s investment in SparingVision was $14.6 million.

AvenCell Therapeutics, Inc.

As of December 31, 2023, the Company held a 33.33% equity interest in AvenCell and accounted for its investment using the equity method of accounting, as the Company had significant influence, but not control, over AvenCell, and the investment was valued at $11.8 million. During the first quarter of 2024, in conjunction with the completion of a debt financing, AvenCell increased the size of their board, with a single investor having control over AvenCell’s operational and financial decisions. From that point forward, the Company no longer had the ability to exercise significant influence over AvenCell, and therefore the Company’s investment in AvenCell has been accounted for in accordance with Accounting Standard Codification (“ASC”) 321, Investments in Equity Securities (“ASC 321”) and AvenCell is no longer considered to be a related party.

The transition from equity method accounting to ASC 321 required the Company to reclassify $2.1 million from accumulated other comprehensive income (loss) and recognize $21.0 million of previously eliminated intra-entity profit, both of which resulted in an increase in the carrying value of the investment in AvenCell. In the fourth quarter of 2024, AvenCell completed a Series B financing, which represented an observable price change in the investment in AvenCell. As of March 31, 2025 and December 31, 2024, the carrying value of the Company’s investment in AvenCell was $7.9 million.

9. Leases

In February 2022 and subsequently amended in June 2023, the Company entered into an agreement to lease approximately 140,000 square feet of office, general laboratory and manufacturing space at 840 Winter Street in Waltham, Massachusetts (the “840 Winter Lease”). On February 18, 2025, the Company entered into a Second Amendment (the “Winter Street Amendment”) that amends the 840 Winter Lease. Pursuant to the Winter Street Amendment, the 840 Winter Lease will terminate on or before June 30, 2028. In connection with the Winter Street Amendment, the Company will pay to the landlord lease modification payments totaling $78.0 million in three installments, with the first $34.0 million being paid in February 2025, a second $30.0 million payment in April 2025 and the remaining $14.0 million payment in January 2026. The Company is not subject to paying any base rent, operating expenses or other costs pursuant to the 840 Winter Lease after January 2025. In conjunction with the Winter Street Amendment, also on February 18, 2025, the Company entered into a Lease Agreement (the “Tech Square Lease”) with the same landlord as the 840 Winter Lease, for office and laboratory space located at 400 Technology Square, Cambridge, Massachusetts (“400 Tech Square”).

Under the terms of the Tech Square Lease, the Company will initially lease approximately 101,000 square feet at 400 Technology Square (the “Initial Tech Square Premises”). In addition, the Tech Square Lease will expand, in two tranches, to include approximately 46,000 square feet of additional office and laboratory space at 400 Tech Square (the “Additional Tech Square Premises”) when each such space becomes available. On July 1, 2025, the landlord will deliver the Initial Tech Square Premises to the Company for the Company’s construction of tenant improvements (the “Delivery Date”). The Company’s obligation to pay rent will start on the date that is approximately 14 months after the Delivery Date (the “Rent Commencement Date”). The initial term of the Tech Square Lease is twelve years and three months following the Rent Commencement Date, and the Company has an option to extend the Tech Square Lease for an additional term of five years. As of the Rent Commencement Date, the base rent under the Tech Square Lease is expected to be $108.00 per square foot per year, plus certain operating expenses and taxes. The base rent is subject to scheduled annual increases of 3% on the anniversary of the Delivery Date. In addition, the Company is entitled to receive up to $41.5 million of tenant improvement allowances for the Initial Tech Square Premises, and additional tenant allowances for the Additional Tech Square Premises. The construction of tenant improvements will be primarily funded by the tenant improvement allowance and is expected to be completed in the second half of 2026.

The Company accounted for the Winter Street Amendment and Tech Square Lease as one combined contract under ASC 842, Leases (Topic 842). The Company identified two lease components, 840 Winter and 400 Tech Square. The total consideration in the combined contract is $244.4 million, which includes the undiscounted remaining lease payments of the 840 Winter and 400 Tech Square components and the lease prepayments. The Company did not include the lease payments associated with the five-year extension option related to the Tech Square Lease as it is not reasonably certain of exercise. The Company allocated

$52.1 million to the 840 Winter component and $192.3 million to the 400 Tech Square component based on relative standalone selling prices.

The Company accounted for the 840 Winter component as a lease modification as of February 18, 2025. The Company remeasured the lease liability as of the modification date based on the remaining lease payments and using an updated incremental borrowing rate of 6.6%, which resulted in a $61.9 million decrease in the lease liability and a corresponding decrease in the right of use asset. The Company recorded a modified lease liability of $46.5 million and a right of use asset of $50.0 million for the 840 Winter component. As of March 31, 2025, the lease liability and right-of-use asset were $27.9 million and $48.3 million, respectively.

As of March 31, 2025, the Tech Square component has not commenced as the Company has not taken control over the premises and therefore the Company did not record a right-of-use asset or lease liability. The Company has recorded $26.8 million of prepaid rent related to the Tech Square component within “Investments and other assets” on the condensed consolidated balance sheets as of March 31, 2025.

The table below reconciles the undiscounted cash flows for each of the next five years and total of the remaining years to the operating lease liabilities recorded in the condensed consolidated balance sheet as of March 31, 2025 for all of the Company’s leases.

Future Operating Lease Payments
Year Ending December 31,	(in thousands)
Remainder of 2025	$31,489
2026	32,219
2027	24,125
2028	15,637
2029	12,666
Thereafter	26,593
Total lease payments	$142,729
Less: imputed interest	(23,476)
Total operating lease liabilities at March 31, 2025	$119,253

Excluded from the table above are $165.5 million of undiscounted future operating lease payments for the Tech Square Lease that have not commenced as of March 31, 2025.

10. Stock-Based Compensation

Stock-based compensation expense is classified in the condensed consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Research and development	$12,626	$20,161
General and administrative	9,214	14,015
Total	$21,840	$34,176

Stock Option and Incentive Plans

In April 2016, the Company adopted the Amended and Restated 2015 Stock Option and Incentive Plan (the “2015 Plan”). The 2015 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards (“RSAs”), restricted stock units (“RSUs”) and other stock-based awards. Recipients of incentive stock options and non-qualified stock options are eligible to purchase shares of the Company’s common stock at an exercise price equal to the fair value of such stock on the grant date. As of March 31, 2025, there were 6,968,448 shares available for future issuance under the 2015 Plan. The number of shares reserved for issuance under the 2015 Plan are subject to cumulative increases on each January 1st by four percent of the number of shares of stock issued and outstanding on the immediately preceding December 31st or such lesser number of shares of stock as determined by the board of directors.

In June 2024, the Company adopted the 2024 Inducement Plan (the “Inducement Plan”). The Inducement Plan provides for the grant of non-qualified stock options, stock appreciation rights, RSAs, RSUs, unrestricted stock awards and dividend equivalent rights to individuals who are not employed by the Company. Recipients of non-qualified stock options are eligible to purchase shares of the Company’s common stock at an exercise price equal to the fair value of such stock on the grant date. In accordance with the Inducement Plan, 850,000 shares of common stock were reserved for future issuance; there were 312,674 shares available for future issuance under the Inducement Plan as of March 31, 2025.

Restricted Stock Units

The following table summarizes the Company’s RSU activity for the three months ended March 31, 2025:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested restricted stock units as of December 31, 2024	5,547,530	$39.13
Granted	2,240,207	10.67
Vested	(1,510,091)	42.85
Cancelled	(752,172)	43.45
Unvested restricted stock units as of March 31, 2025	5,525,474	$25.99

Restricted Stock Units - Service Awards

The Company awards RSUs with a service condition to new employees upon hire, non-employee directors upon appointment, and to existing employees and non-employee directors as part of their annual grant. RSUs with a service condition granted to new and existing employees, and to non-employee directors upon appointment, under the 2015 Plan beginning in 2023 and the Inducement Plan since its inception, generally vest as to one-third on the first anniversary of the original vesting date, with the balance vesting annually over the remaining two years. RSUs granted to non-employee directors with a service condition as part of their annual grant generally vest on the first anniversary of the original vesting date.

In the three months ended March 31, 2025, the Company granted 2,016,607 RSUs with a service condition to new and existing employees and non-employee directors, which have the potential to vest over a period of approximately three years. The weighted average grant date fair value of these RSUs was $10.11.

Unvested restricted stock units as of March 31, 2025 in the table above includes 4,482,087 RSUs that are service-based.

Restricted Stock Units - Market Awards

Since 2022, market-based RSUs have been granted to senior executives. These RSUs have the potential to vest after a period of three years, with a vesting start date of January 1 in the year of grant, and the number of shares to be delivered will depend on the Company’s Total Shareholder Return (“TSR”), a market condition, over that period relative to a defined group of biotechnology companies. The number of market-based RSUs granted in the three months ended March 31, 2025 and 2024 was 223,600 and 235,858, respectively. The grant date fair value for the market-based RSUs, calculated using a Monte Carlo valuation model, was $15.76 and $51.12, respectively. The following assumptions were used to determine the grant date fair value for the three months ended March 31, 2025 and 2024, respectively: risk free interest rate: 3.99% and 4.28%; expected volatility: 67.6% and 77.2%. The expected term for all grants was approximately 3.0 years; the expected dividend yield was 0.0%.

Unvested restricted stock units as of March 31, 2025 in the table above includes 616,618 RSUs that are market-based.

Restricted Stock Units - Performance-Based Awards with TSR Multiplier

In 2024, performance-based RSUs (“PSUs”) with a relative TSR modifier were also granted to senior executives. The number of PSUs with a relative TSR modifier granted in the year ended December 31, 2024 was 486,617. These PSUs, to the extent earned, shall vest on January 1, 2027, and the number of shares to be delivered will be determined based upon the achievement of certain performance goals, which can range from 0% to 200%. Following the determination of the achievement of performance criteria, the amount of shares awarded will be subject to adjustment based on the application of a TSR modifier, which can range from 75% to 125%. The grant date fair value for these PSUs, calculated using a Monte Carlo valuation model, was $36.16. The following assumptions were used to determine the grant date fair value: risk free interest rate: 4.28%; expected volatility: 77.2%; expected term: approximately 3.0 years; expected dividend yield: 0.0%. The Company recognizes compensation expense ratably over the required service period based on its estimate of the number of shares that will vest based upon the probability of achieving the performance goals.

There were no PSUs with a relative TSR modifier granted in the three months ended March 31, 2025. Unvested restricted stock units as of March 31, 2025 in the table above includes 404,560 PSUs with a TSR multiplier.

Restricted Stock Units - Performance-Based Awards

In 2022, the Company granted 66,296 performance-based RSUs to certain non-executive employees that would vest upon obtaining certain scientific milestones. There were two separate tranches, each attached to a different set of milestones. The milestone related to the first tranche, made up of 21,878 RSUs, was achieved in the first quarter of 2023 and these RSUs vested. The remaining performance milestones were considered not probable of achievement as of March 31, 2025 and, therefore, no related stock-based compensation expense was recorded during the period then ending.

Unvested restricted stock units as of March 31, 2025 in the table above includes 22,209 performance-based RSUs.

The weighted-average grant date fair value of all RSUs granted during the three months ended March 31, 2025 and 2024 was $10.67 and $34.52, respectively. The total fair value of RSUs vested (measured on the date of vesting) for the three months ended March 31, 2025 and 2024 was $17.5 million and $30.9 million, respectively.

As of March 31, 2025, there was $90.0 million of unrecognized stock-based compensation expense related to all RSUs that are expected to vest. These costs are expected to be recognized over a weighted average remaining vesting period of 1.69 years.

Stock Options

The weighted average grant date fair value of options, estimated as of the grant date using the Black-Scholes option pricing model, was $6.92 and $22.61 per option for those options granted during the three months ended March 31, 2025 and 2024, respectively. Weighted average assumptions used to apply this pricing model were as follows:

	Three Months Ended March 31,
	2025	2024
Risk-free interest rate	4.1%	4.2%
Expected term	6.0 years	6.0 years
Expected volatility of underlying stock	75.4%	76.4%
Expected dividend yield	0.0%	0.0%

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

The following is a summary of stock option activity for the three months ended March 31, 2025:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding at December 31, 2024	5,412,786	$47.27	6.18	$350
Granted	640,751	10.09
Forfeited	(150,340)	86.88
Outstanding at March 31, 2025	5,903,197	$42.23	5.92	$20
Exercisable at March 31, 2025	4,504,464	$47.42	4.88	$20

The total intrinsic value (the amount by which the fair market value exceeded the exercise price) of stock options exercised during the three months ended March 31, 2024 was $1.2 million. There were no options exercised during the three months ended March 31, 2025.

As of March 31, 2025, there was $16.6 million of unrecognized compensation cost related to stock options that have not yet vested, which are expected to be recognized over a weighted average remaining vesting period of 1.23 years.

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

As of March 31, 2025, there were 1,356,897 shares available for future issuance under the 2016 Plan. The number of shares reserved for issuance under the 2016 Plan are subject to cumulative increases on each January 1st by the lesser of a) one percent of the number of shares of common stock issued and outstanding on the immediately preceding December 31st, b) 500,000 shares of common stock, or c) such lesser number of shares of common stock as determined by the board of directors. During the three months ended March 31, 2025 and 2024 the Company did not issue any shares of common stock under the 2016 Plan.

The fair value of shares under the 2016 Plan was estimated at the beginning of the offering period using a Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended March 31,
	2025	2024
Risk-free interest rate	4.24%	5.24%
Expected term	0.5 years	0.5 years
Expected volatility of underlying stock	66.2%	56.7%
Expected dividend yield	0.0%	0.0%

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

Basic and diluted loss per share was calculated as follows:

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Net loss	$(114,329)	$(107,436)
Weighted average shares outstanding, basic and diluted	103,500	95,502
Net loss per share, basic and diluted	$(1.10)	$(1.12)

The following common stock equivalents were excluded from the calculation of diluted loss per share because their inclusion would have been anti-dilutive:

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Unvested restricted stock units	5,525	5,695
Stock options	5,903	5,910
	11,428	11,605

12. Stockholders’ Equity

At-the-Market Offering Programs

2022 Sale Agreement

In 2022, the Company entered into an Open Market Sale Agreement (the “2022 Sale Agreement”) with Jefferies LLC (“Jefferies”), under which Jefferies was able to offer and sell, from time to time in “at-the-market” offerings, shares of the Company’s common stock having aggregate gross proceeds of up to $400.0 million. In February 2024, the Company entered into an amendment to the 2022 Sale Agreement (the “2022 Sale Agreement, as amended”) to increase the size of the at-the-market offering program from $400.0 million to $750.0 million. The Company agreed to pay cash commissions of up to 3.0% of the gross proceeds of sales of common stock under the 2022 Sale Agreement, as amended. Through March 31, 2025, the Company issued 14,522,533 shares of its common stock under the 2022 Sale Agreement, as amended. The Company did not issue any shares of its common stock under the 2022 Sale Agreement, as amended, during the three months ended March 31, 2025. As of March 31, 2025, $249.1 million in shares of common stock remain eligible for sale under the 2022 Sale Agreement, as amended.

13. Segment Information

The Company has identified one operating and reportable segment: the development of gene editing-based therapies. All of the Company’s material assets are held in the U.S. and all of the Company’s collaboration revenue has been generated in the U.S. The operating segment’s revenue is primarily generated through collaboration arrangements with third parties. The Company does not have any intra-entity sales or transfers. The Company manages all business activities on a consolidated basis. The Company’s chief operating decision maker (“CODM”) is the chief executive officer.

The accounting policies for the segment are the same as those described in Note 2, “Summary of Significant Accounting Policies,” in the Company’s Annual Report on Form 10-K (“Annual Report”) for the year ended December 31, 2024. The CODM evaluates the performance of the operating segment and allocates resources based on net loss that also is reported on the consolidated statements of operations and comprehensive loss. The CODM uses net loss to monitor budget versus actual results and to analyze cash flows in assessing performance of the segment and allocating resources. The measure of the operating segment assets is reported on the consolidated balance sheets as total assets.

The following table summarizes the reportable segment’s financial information:

	Three Months Ended March 31,
	2025	2024
Collaboration revenue	$16,627	$28,935
Less:
Research and development:
External development expenses - nex-z	23,130	13,658
External development expenses - NTLA-2002	10,668	8,793
Other research and development (1)	74,629	89,396
Total research and development	108,427	111,847
General and administrative (2)	29,007	31,091
Interest income	(8,603)	(12,632)
Other segment information (3)	2,125	6,065
Segment and consolidated net loss	$(114,329)	$(107,436)

(1)
Includes unallocated research and development expenses including stock-based compensation of $12.6 million and $20.1 million for the three months ended March 31, 2025 and 2024, respectively, as disclosed within Note 10, “Stock-Based Compensation.”
(2)
Includes stock-based compensation of $9.2 million and $14.0 million for the three months ended March 31, 2025 and 2024, respectively, as disclosed within Note 10, “Stock-Based Compensation.”
(3)
Includes change in fair value of investments as disclosed on the Company’s condensed consolidated statements of operations and comprehensive loss.

Depreciation and amortization expense totaled $2.5 million for the three months ended March 31, 2025 and 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Information

This Quarterly Report on Form 10-Q contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may be identified by such forward-looking terminology as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. Our forward-looking statements are based on a series of expectations, assumptions, estimates and projections about our company, are not guarantees of future results or performance and involve substantial risks and uncertainty. We may not actually achieve the plans, intentions or expectations disclosed in these forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in these forward-looking statements. Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including the risks and uncertainties inherent in our statements regarding:

•
our ability to execute our clinical study strategy for nexiguran ziclumeran (“nex-z,” also referred to as NTLA-2001), our program for the treatment of transthyretin (“ATTR”) amyloidosis, including the ability to successfully complete our global Phase 3 study for ATTR amyloidosis with cardiomyopathy (“ATTR-CM”), the ability to complete our global Phase 3 study for hereditary ATTR amyloidosis with polyneuropathy (“ATTRv-PN”), the ability to file a biologics license application (“BLA”) or comparable marketing application within a certain time period, or the success of such program;
•
our ability to execute our clinical study strategy for NTLA-2002, our program for the treatment of hereditary angioedema (“HAE”), including the ability to successfully complete our global Phase 3 study, generate results supporting the potential of NTLA-2002 to achieve lifelong control of HAE attacks after a single dose, the ability to file a BLA or comparable marketing application within a certain time period, or the success of such program;
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

Management Overview

Intellia Therapeutics, Inc. (“we,” “us,” “our,” “Intellia,” or the “Company”) is a leading clinical-stage gene editing company, focused on revolutionizing medicine with CRISPR-based therapies. CRISPR is a gene editing technology which is also sometimes referred to as CRISPR/Cas or CRISPR/Cas9 when referring to the use of CRISPR technology with the Cas9 enzyme. Since our inception, Intellia has focused on leveraging gene editing technology to develop novel, first-in-class medicines that address important unmet medical needs and advance the treatment paradigm for patients. Intellia’s deep scientific, technical and clinical development experience, along with its people, is helping set the standard for a new class of medicine. To harness the full potential of gene editing, Intellia continues to expand the capabilities of its CRISPR-based platform with novel editing and delivery technologies. To fully realize the transformative potential of CRISPR-based technologies, we are building a full-spectrum gene editing company, by leveraging our modular platform, to advance in vivo and ex vivo therapies for diseases with high unmet need by pursuing two primary approaches. For in vivo applications to address genetic diseases, we deploy CRISPR as the therapy. Our in vivo programs use CRISPR to enable precise editing of disease-causing genes directly inside the human body. In addition, we are advancing ex vivo applications to address immuno-oncology and autoimmune diseases, where CRISPR is used as the tool to create the engineered cell therapy. For our ex vivo programs, CRISPR is used to engineer human cells outside the body. Intellia’s deep scientific, technical and clinical development experience, along with our robust intellectual property (“IP”) portfolio, have enabled us to unlock broad therapeutic applications of CRISPR and related technologies to create new classes of genetic medicine.

Our management’s discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, which have been prepared by us in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim periods and with Regulation S-X, promulgated under the Securities Exchange Act of 1934, as amended. This discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q as well as in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K (“Annual Report”) for the year ended December 31, 2024.

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

Our strategy is to develop and commercialize our product candidates and further our gene editing technology to develop new product candidates, expanding the application of gene editing medicine. All of our revenue to date has been collaboration revenue. Since our inception and through March 31, 2025, we have funded our operations through our initial public offering (“IPO”) and concurrent private placements, follow-on public offerings, at-the-market offerings and the sale of convertible preferred stock, as well as through our collaboration agreements.

Our Pipeline

Our lead in vivo programs are the only Phase 3 genome editing product candidates designed to address unmet need in patients with ATTR amyloidosis and HAE. Our in vivo research efforts focus on pursuing additional targets within the liver and expanding delivery technology to enable product candidates for diseases outside the liver.

Our lead in vivo product candidates, nex-z for the treatment of ATTR amyloidosis and NTLA-2002 for the treatment of HAE, are the first CRISPR-based therapy candidates to be administered systemically, via intravenous (“IV”) infusion, for precision editing of a gene in a target tissue in humans.

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

NTLA-2002 Clinical Program

In October 2024, we announced the initiation of the Phase 3 HAELO study of NTLA-2002. HAELO is a global, randomized, double-blind, placebo-controlled study to evaluate the efficacy and safety of NTLA-2002 in 60 adults with Type I or Type II HAE. Patients will be randomized 2:1 to receive a single 50 mg infusion of NTLA-2002 or placebo. Patients randomized to the placebo arm will be eligible for optional crossover to NTLA-2002 at week 28. The primary endpoint is the number of HAE attacks from week 5 through week 28. In January 2025, we announced that the first patient had been dosed in the global Phase 3 study. We expect to complete enrollment in the third quarter of 2025 and remain on track to submit a biologics license application (“BLA”) in the second half of 2026.

We will present new data from the ongoing Phase 1/2 study in an oral presentation at the European Academy of Allergy and Clinical Immunology (“EAACI”) Congress 2025 on Sunday, June 15 in Glasgow, United Kingdom. The presentation will include longer-term durability data for patients in the Phase 1 part of the Phase 1/2 study.

In addition, we expect to present longer-term data from the ongoing Phase 1/2 study in 2025, which will include patients in the Phase 2 portion who initially received a 25 mg dose or placebo and were subsequently given the 50 mg dose of NTLA-2002 selected for the Phase 3 study.

Transthyretin (“ATTR”) Amyloidosis Program

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

In March 2025, we announced that the U.S. Food and Drug Administration (“FDA”) granted Regenerative Medicine Advanced Therapy (“RMAT”) designation to nex-z for the treatment of ATTR-CM.

Hereditary ATTR Amyloidosis with Polyneuropathy (“ATTRv-PN”):

In November 2024, we announced that the FDA had cleared our nex-z Investigational New Drug (“IND”) application to initiate the MAGNITUDE-2 pivotal Phase 3 trial for ATTRv-PN. MAGNITUDE-2 is an international, randomized, double-blind, placebo-controlled study to evaluate the efficacy and safety of nex-z in 50 adults with ATTRv-PN. Patients will be randomized 1:1 to receive a single 55 mg infusion of nex-z or placebo. Patients randomized to the placebo arm will be eligible for optional crossover to receive nex-z following month 18. The primary endpoints are the change from baseline in modified Neuropathy Impairment Score +7 (mNIS+7) at month 18 and serum TTR at day 29. The mNIS+7 scale is a validated measure specifically designed to assess and quantify polyneuropathy impairment, including muscle weakness, muscle stretch reflexes, sensory loss and autonomic impairment. In April 2025, we announced that the first patient was randomized and dosed with nex-z in the global Phase 3 MAGNITUDE-2 study. We expect enrollment to be completed in 2026.

We expect to present longer-term data from both ATTR-CM and ATTRv-PN patients in the Phase 1 study in the second half of 2025, which will include updated measures of clinical efficacy and safety.

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

Collaborations and Other Arrangements

To accelerate the development and commercialization of CRISPR/Cas9-based products in multiple therapeutic areas, we have formed, and intend to seek other opportunities to form, strategic alliances with collaborators who can augment our leadership in CRISPR/Cas9 therapeutic development. We have existing collaboration agreements with Regeneron, AvenCell Therapeutics, Inc. (“AvenCell”), SparingVision SAS (“SparingVision”), Kyverna Therapeutics, Inc. (“Kyverna”), ONK Therapeutics, Ltd. (“ONK”) and ReCode Therapeutics, Inc. (“ReCode”). See Note 7, “Collaborations and Other Arrangements” of our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for additional information related to the terms of the agreements between us and our collaborators.

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

Other Income (Expense), Net

During the three months ended March 31, 2025 and 2024, other income (expense), net consists of interest income earned on our cash, cash equivalents, restricted cash equivalents and marketable securities and change in the fair value of our investments.

Results of Operations

The following discussion of the financial condition and results of operations should be read in conjunction with the accompanying condensed consolidated financial statements and the related footnotes thereto.

Comparison of Three Months Ended March 31, 2025 and 2024

The following table summarizes our results of operations:

	Three Months Ended March 31,		Period-to-
	2025	2024	Period Change
	(In thousands)
Collaboration revenue	$16,627	$28,935	$(12,308)
Operating expenses:
Research and development	108,427	111,847	(3,420)
General and administrative	29,007	31,091	(2,084)
Total operating expenses	137,434	142,938	(5,504)
Operating loss	(120,807)	(114,003)	(6,804)
Other income (expense), net:
Interest income	8,603	12,632	(4,029)
Change in fair value of investments, net	(2,125)	(6,065)	3,940
Total other income, net	6,478	6,567	(89)
Net loss	$(114,329)	$(107,436)	$(6,893)

Collaboration Revenue

Collaboration revenue decreased by $12.3 million during the three months ended March 31, 2025, as compared to the three months ended March 31, 2024. The decrease in collaboration revenue is primarily due to a reduction in revenue under the AvenCell license and collaboration agreement (the “AvenCell LCA”).

Research and Development

Research and development expenses decreased by $3.4 million during the three months ended March 31, 2025, as compared to the three months ended March 31, 2024.

The following table summarizes our research and development expenses, together with the changes in those items in dollars and the respective percentages of change:

	Three Months Ended March 31,		Period-to-	Percent
	2025	2024	Period Change	Change
	(In thousands)
External development expenses by program:
Nex-z	$23,130	$13,658	$9,472	69%
NTLA-2002	10,668	8,793	1,875	21%
NTLA-3001	1,949	3,637	(1,688)	-46%
Unallocated research and development expenses:
Employee-related expenses	32,106	37,640	(5,534)	-15%
Research materials and contracted services	9,998	13,082	(3,084)	-24%
Facility-related expenses	17,083	14,195	2,888	20%
Stock-based compensation	12,626	20,161	(7,535)	-37%
Other	867	681	186	27%
Total research and development expenses	$108,427	$111,847	$(3,420)	-3%

The decrease in research and development expenses for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 was primarily attributable to:

•
a $9.5 million increase in external costs related to the development of nex-z, our lead product candidate, primarily due to an increase in spend on contracted services and drug components;
•
a $1.9 million increase in external costs related to the development of NTLA-2002, primarily due to an increase in spend on drug components and contracted services;
•
a $1.7 million decrease in external costs related to the development of NTLA-3001 as we continue to wind down the program as part of our strategic restructuring in 2025;
•
a $5.5 million decrease in employee-related expenses driven primarily by a workforce reduction in January 2025, offset in part by severance expense recorded in the first quarter of 2025;
•
a $3.1 million decrease in research materials and contracted services primarily driven by a decrease in internal research and development spend, contracted services and drug components;
•
a $2.9 million increase in facility-related expenses primarily related to rent expense allocated to research and development; and
•
a $7.5 million decrease in stock-based compensation driven by our reduced workforce and lower stock price.

General and Administrative

General and administrative expenses decreased by $2.1 million during the three months ended March 31, 2025, as compared to the three months ended March 31, 2024. This decrease was primarily related to lower employee-related expenses due to a workforce reduction in January 2025 and lower stock-based compensation, partially offset by increases related to severance expenses recorded in the first quarter of 2025.

Other Income (Expense), Net

The decrease in other income, net of $0.1 million is primarily related to a $4.0 million decrease in interest income, offset in part by a $3.9 million decrease in expense due to the change in fair value of our investments.

Liquidity and Capital Resources

Since our inception through March 31, 2025, we have funded our operations through our collaboration agreements, our initial public offering and concurrent private placements, follow-on public offerings, at-the-market offerings and the sale of convertible preferred stock.

As of March 31, 2025, we had $707.1 million in cash, cash equivalents and marketable securities.

At-the-Market Offering Programs

2022 Sale Agreement

In March 2022, we entered into an Open Market Sale Agreement (the “2022 Sale Agreement”) with Jefferies LLC (“Jefferies”), under which Jefferies is able to offer and sell, from time to time in “at-the-market” offerings, shares of our common stock having aggregate gross proceeds of up to $400.0 million. In February 2024, we entered into an amendment to the 2022 Sale Agreement (the “2022 Sale Agreement, as amended”) to increase the size of the at-the-market offering program from $400.0 million to $750.0 million. We agreed to pay cash commissions of up to 3.0% of the gross proceeds of sales of common stock under the 2022 Sale Agreement, as amended. Through March 31, 2025 we have issued 14,522,533 shares of our common stock under the 2022 Sale Agreement, as amended. During the three months ended March 31, 2025, we did not issue any shares of our common stock under the 2022 Sale Agreement, as amended. As of March 31, 2025, $249.1 million in shares of common stock remain eligible for sale under the 2022 Sale Agreement, as amended.

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

Outlook

Based on our research and development plans and our expectations related to the progress of our programs, we expect that our cash, cash equivalents and marketable securities as of March 31, 2025, as well as research and cost reimbursement funding from our collaboration agreements, will enable us to fund our ongoing operating expenses and capital expenditure requirements into the first half of 2027, excluding any potential milestone payments or extension fees that could be earned and distributed under our collaboration agreements or any strategic use of capital not currently in the base case planning assumptions. We have based this estimate on current assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect.

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

Cash Flows

The following is a summary of cash flows:

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Net cash used in operating activities	$(148,930)	$(120,662)
Net cash provided by investing activities	94,328	5,901
Net cash provided by financing activities	-	59,992

Net cash used in operating activities

Net cash used in operating activities of $148.9 million during the three months ended March 31, 2025 primarily consists of a net loss of $114.3 million, further reduced by accretion of investment discounts of $2.3 million and net changes in operating assets and liabilities of $58.8 million. Included in the net cash used in operating activities is approximately $51.0 million of non-recurring cash payments associated with our previously announced portfolio prioritization, workforce reduction, and real estate consolidation. These decreases are offset in part by stock-based compensation of $21.8 million, $2.1 million in net adjustments to the fair value of our investment in Kyverna and depreciation expense of $2.5 million.

Net cash used in operating activities of $120.7 million during the three months ended March 31, 2024 primarily consists of a net loss of $107.4 million, further reduced by changes in operating assets and liabilities of $29.7 million, including the receipt of $5.9 million in payments from our collaboration partners during that period, and the non-cash recognition of $21.0 million of previously eliminated intra-entity profit recorded within “collaboration revenue,” offset in part by non-cash charges of $6.1 million of net adjustments to the fair value of our investments in Kyverna and AvenCell, stock-based compensation of $34.2 million and depreciation expense of $2.5 million.

Net cash provided by investing activities

During the three months ended March 31, 2025, our investing activities provided cash of $94.3 million. The increase in the three months ended March 31, 2025 is primarily due to $95.1 million in maturities of marketable securities (net of purchases) offset by $0.7 million in cash for the purchase of property and equipment.

During the three months ended March 31, 2024 our investing activities provided cash of $5.9 million. The increase is primarily due to $8.4 million of marketable securities maturing (net of purchases), offset in part by $2.5 million in cash for the purchase of property and equipment.

Net cash provided by financing activities

There was no cash provided by financing activities during the three months ended March 31, 2025.

Net cash provided by financing activities of $60.0 million during the three months ended March 31, 2024 includes $58.0 million in net proceeds from at-the-market offerings and $2.0 million in cash received from the exercise of stock options.

Critical Accounting Policies

Our critical accounting policies require the most significant judgments and estimates in the preparation of our condensed consolidated financial statements. Management has determined that our most critical accounting policies are those relating to revenue recognition, accrued research and development expenses and stock-based compensation. There have been no changes to our critical accounting policies from those which were discussed in our Annual Report for the year ended December 31, 2024.

Recent Accounting Pronouncements

Please read Note 2, “Summary of Significant Accounting Policies,” to our condensed consolidated financial statements included in Part I, Item 1, “Notes to Condensed Consolidated Financial Statements,” of this Quarterly Report on Form 10-Q for a description of recent accounting pronouncements applicable to our business.

Contractual Obligations

There were no material changes to our contractual obligations during the three months ended March 31, 2025 other than those described within Note 9, “Leases” in the notes to condensed consolidated financial statements. For a complete discussion of our contractual obligations, please refer to our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report for the year ended December 31, 2024.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of March 31, 2025, we had cash equivalents, restricted cash equivalents and marketable securities of $656.3 million consisting of interest-bearing money market accounts, corporate and financial institution debt securities, U.S. Treasury and other government-backed securities and asset-backed securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are primarily in marketable securities. Due to the short-term duration of our investment portfolios and the low risk profile of our investments, we do not believe an immediate change of 100 basis points, or one percentage point, would have a material effect on the fair market value of our investment portfolio. Declines in interest rates, however, would reduce future investment income.

We do not have any foreign currency or derivative financial instruments. Inflation generally affects us by increasing our cost of labor and program costs. We do not believe that inflation had a material effect on our results of operations during the three months ended March 31, 2025.

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

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2025.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. In evaluating us and our business, careful consideration should be given to the following risk factors, in addition to the other information set forth in this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K for the year ended December 31, 2024, and in other documents that we file with the Securities and Exchange Commission (“SEC”). If any of the following risks and uncertainties actually occurs, our business, prospects, financial condition and results of operations could be materially and adversely affected. The risks described below are not intended to be exhaustive and are not the only risks facing us. New risk factors can emerge from time to time, and we cannot predict the impact that any factor or combination of factors may have on our business, prospects, financial condition and results of operations.

The risk factors denoted with a “*”, if any, are newly added or have been materially updated from our Annual Report on Form 10-K for the year ended December 31, 2024.

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

For example, various patent applications within the UC/Vienna/Charpentier patent family and the Broad Institute patent family have been involved in patent interferences and other patent challenges in the U.S. and other jurisdictions, in which the respective owners have alleged, and are alleging, that they invented and/or own intellectual property claiming overlapping aspects of CRISPR/Cas9 systems. Specifically, certain patent applications within the UC/Vienna/Charpentier patent family, licensed to us under the Caribou License, covering certain aspects of CRISPR/Cas9 systems to edit genes in eukaryotic cells, including human cells (collectively, the “UC/Vienna/Charpentier eukaryotic patent family”) have been the subject of patent interferences involving patents and patent applications co-owned by the Broad Institute, Massachusetts Institute of Technology, the President and Fellows of Harvard College and the Rockefeller University (collectively, the “Broad Institute”) that also claim CRISPR/Cas9 systems to edit genes in eukaryotic cells (collectively, the “Broad Institute patent family”). For example, on June 25, 2019, the Patent Trial and Appeal Board (“PTAB”) of the U.S. Patent and Trademark Office (“USPTO”) declared an interference between the UC/Vienna/Charpentier eukaryotic patent family and the Broad Institute patent family to determine which research group first invented the use of the CRISPR/Cas9 technology in eukaryotic cells and, therefore, is entitled to the U.S. patents covering that invention. The interference involved 14 allowable patent applications from the UC/Vienna/Charpentier eukaryotic patent family and 13 patents and one patent application from the Broad Institute patent family. On February 28, 2022, the PTAB issued a Decision of Priority and Judgment in the interference finding that the Broad Institute patent family has priority over the UC/Vienna/Charpentier patent family with respect to the subject matter of the interference. An appeal and cross-appeal from the interference are pending at the United States Court of Appeals for the Federal Circuit as Case Nos. 22-1594 and 22-1653 (the “Interference Appeal”), and the oral argument occurred on May 7, 2024.

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

The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our owned and licensed patents may be challenged in the courts or patent offices in the U.S. and abroad. There is a substantial amount of litigation as well as administrative proceedings for challenging patents, including interference, derivation, reexamination, and other post-grant proceedings before the USPTO and oppositions and other comparable proceedings in foreign jurisdictions, involving patents and other intellectual property rights in the biotechnology and pharmaceutical industries, and we expect this to be true for the CRISPR/Cas9 space as well. As discussed above, a number of third parties have filed oppositions challenging the validity, and seeking the revocation, of several CRISPR/Cas9 genome editing patents granted to UC/Vienna/Charpentier by the European Patent Office (“EPO”). U.S. law also provides for other procedures to challenge patents, including inter partes reviews, post-grant reviews and, in certain circumstances, interference or derivation proceedings, which add uncertainty to the possibility of challenge to our developed or licensed patents and patent applications in the future. See the above risk factor entitled “Third party claims of intellectual property infringement against us, our licensors or our collaborators may prevent or delay our product discovery, research, development and/or commercialization efforts.”

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

We are not profitable and have incurred losses in each period since our inception. Our net loss was $114.3 million for the three months ended March 31, 2025. As of March 31, 2025, we had an accumulated deficit of $2,291.7 million. We expect these losses to increase as we continue to incur significant research and development and other expenses related to our ongoing operations, seek regulatory approvals for our future product candidates, scale-up manufacturing capabilities, maintain, expand and protect our intellectual property portfolio and hire additional personnel to support the development of our product candidates and to enhance our operational, financial and information management systems. We expect to finance our operations through a combination of collaboration revenue, equity or debt financings or other sources, which may include collaborations with third parties.

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

The global economy has been impacted by geopolitical tensions. The U.S. and other governments have imposed, and propose to impose additional, export controls and tariffs on certain products, and financial and economic sanctions on certain industry sectors and parties. These geopolitical tensions could result in, among other things, cyber-attacks, supply chain disruptions, higher energy and other commodity costs, lower consumer demand, and changes to foreign exchange rates and financial markets, and tariffs and trade restrictions may result in increased production costs and product pricing, further supply chain disruptions, limited access to end markets, lower profitability, and uncertainty related to planning long-term investments and strategies, and may have other competitive effects. Any of the foregoing could have a material adverse effect on our business, financial condition, and results of operations.

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

Because our product candidates are regulated as biologics, their processing steps will be more complex than those of most small molecule drugs. Moreover, unlike small molecules, the physical and chemical properties of a complex product such as ours generally cannot be fully characterized. As a result, assays of the finished product or relevant components may not be sufficient to ensure that the product will perform in the intended manner. For this reason, we will employ multiple steps to control the manufacturing process to ensure that the process results in product candidates that meet their specifications, but complications at any one step could adversely impact our manufacturing of products. Further, we may encounter problems achieving adequate quantities and quality of clinical (or, if approved, commercial) grade materials that meet the FDA or other relevant regulatory agency’s applicable standards or our specifications with consistent and acceptable production yields and costs. Manufacturing process irregularities, even minor deviations from the normal process, could result in product defects or manufacturing issues that cause lot failures, product recalls, product liability claims and litigation, insufficient inventory or production interruption. In addition, product manufacturing and supply could be delayed if the FDA and other regulatory authorities require us to submit lot samples, testing results and protocols, or if they require that we not distribute a lot until they authorize the product’s release.

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

In June 2024, the U.S. Supreme Court overruled the Chevron doctrine, which gave deference to regulatory agencies’ statutory interpretations in litigation against federal government agencies, such as the FDA and Centers for Medicare & Medicaid Services (“CMS”), agencies within the U.S. Department of Health and Human Services (“HHS”), where the law is ambiguous. This decision may result in more lawsuits against the FDA to challenge longstanding decisions and policies of the FDA, which could undermine the FDA’s authority, lead to uncertainties in the industry, and disrupt the FDA’s normal operations, any of which could delay the FDA’s review of our regulatory submissions. We cannot predict the full impact of this decision, future judicial challenges brought against the FDA, or the nature or extent of government regulation that may arise from future legislation or administrative action. In addition, the leadership, personnel, policies, and/or priorities of government departments and agencies responsible for establishing and operating programs and regulations related to pharmaceutical products, such as HHS, FDA and CMS, may change. New leadership, personnel, policies, priorities, and/or regulations may affect our industry and/or products. For example, FDA or CMS policies and practices concerning gene and cell therapies may change in a way that disparately impacts our product candidates, such as reducing the staff of these agencies or not retaining experienced staff at these agencies who have expertise relevant to our industry and/or products. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained, and we may not achieve or sustain profitability.

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

The ability of the FDA and other similar regulatory agencies to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and authorization to accept the payment of user fees, reallocation of resources to address unique or new healthcare issues (or other future public health concerns), and statutory, regulatory, and policy changes. For example, in the first several months of 2025, the U.S. government has, among other measures, issued executive orders and undertaken reductions in force that have adversely impacted FDA staffing and resources. In addition, government funding of other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities.

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

The success of our product candidates, if approved, depends on the availability of adequate coverage and reimbursement from third party payors, including government agencies, private health insurers and health maintenance organizations. There is significant uncertainty related to the insurance coverage and reimbursement of any newly approved product, but in particular novel genome editing and engineered cell products. All the therapeutic indications approved by the relevant authorities may not be covered or reimbursed. In addition, we cannot be sure that coverage and reimbursement will be available for, or accurately estimate the potential revenue from, our product candidates because they are novel treatments for diseases using a new technology and delivery approaches. For more information on coverage and reimbursement see the section entitled “Business – Government Regulation and Product Approval – Coverage and Reimbursement,” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2025.

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

The sale, distribution and marketing of human therapeutics and our relationship with healthcare providers are strictly regulated by laws in the U.S. and most other jurisdictions in which we intend to seek approval for our product candidates. In addition, the collection and use of personal information, including Protected Health Information, is regulated by federal, state and foreign privacy, data security and data protection laws. Failure to comply with these laws could impair our ability to properly sell our product candidates in particular jurisdictions and subject us to liability from private and governmental entities. Addressing these diverse and sometimes contradictory requirements in myriad jurisdictions may necessitate that we expend significant resources on compliance efforts. Any failure to comply with these requirements may leave us exposed to possible enforcement actions and potential liability. For more information on these laws and regulations see the section entitled “Business – Government Regulation and Product Approval – Other Healthcare and Privacy Laws,” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2025.

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

The U.S. and many other jurisdictions have enacted or proposed legal changes affecting the healthcare system that could prevent or delay marketing approval of our product candidates, affect our ability to profitably sell our product candidates once approved, and restrict or regulate post-approval activities. Changes in the legal requirements, or their interpretation, could impact our business by compelling, for example, modification to: our manufacturing arrangements; product labeling; pricing and reimbursement arrangements; private or governmental insurance coverage; the sale practices for, or availability of, our products; or record-keeping activities. If any such changes were to be imposed, they could adversely affect the operation of our business. For more information on these laws and regulations see the section entitled “Business – Government Regulation and Product Approval – Healthcare Reform,” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2025.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 5. Other Information

Rule 10b5-1 Trading Plans

The following table describes for the three months ended March 31, 2025 each trading arrangement under which the Company’s directors or officers adopted, materially modified, or terminated any contract, instruction, or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement.

Name (Title)	Action Taken (Date of Action)	Type of Trading Arrangement	Nature of Trading Arrangement	Duration of Trading Arrangement	Aggregate Number of Securities
Jesse Goodman (Director)	Adoption (March 31, 2025)	Rule 10b5-1 trading arrangement	Sale	Until the earlier of (a) August 5, 2025; (b) the first date on which all trades have been executed or all trading orders related to such trades have expired; and (c) the date on which the plan holder gives notice to terminate the plan.	3,094

Item 6. Exhibits

The following exhibits are incorporated by reference or filed as part of this report.

3.1

Second Amended and Restated Certificate of Incorporation of the Registrant. (incorporated by reference to Exhibit 3.1 to the Registrant's Annual Report on Form 10-K (File No. 001-37766) filed with the Securities and Exchange Commission on February 27, 2025).

3.2

Third Amended and Restated By-laws of the Registrant dated April 3, 2025 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37766) filed with the Securities and Exchange Commission on April 7, 2025).

10.1

Lease Agreement by and between the Registrant and ARE-Tech Square, LLC, dated as of February 18, 2025 (incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K (File No. 001-37766) filed with the Securities and Exchange Commission on February 27, 2025).

10.2

Second Amendment to Lease Agreement by and between the Registrant and ARE-Winter Street Property, LLC, dated as of February 18, 2025 (incorporated by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K (File No. 001-37766) filed with the Securities and Exchange Commission on February 27, 2025).

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

Dated: May 8, 2025

INTELLIA THERAPEUTICS, INC.

By:	/s/ John M. Leonard
John M. Leonard, M.D.
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Edward J. Dulac III
Edward J. Dulac III
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Michael P. Dube
Michael P. Dube
Vice President, Chief Accounting Officer
(Principal Accounting Officer)