Form 10-Q
period 2025-06-30
Intellia Therapeutics, Inc.
filed 2025-08-07
CIK 1652130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

The number of shares outstanding of the registrant’s common stock as of July 31, 2025: 107,346,886 shares.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

INTELLIA THERAPEUTICS, INC.

Condensed Consolidated Balance Sheets (unaudited)

(Amounts in thousands except share and per share data)

	June 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$156,172	$189,182
Marketable securities	303,479	412,333
Accounts receivable	11,353	8,517
Prepaid expenses and other current assets	24,941	29,831
Total current assets	495,945	639,863
Marketable securities - noncurrent	170,855	260,215
Property and equipment, net	22,806	27,381
Operating lease right-of-use assets	129,045	219,292
Investments and other assets	80,243	44,264
Total assets	$898,894	$1,191,015
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,802	$14,589
Accrued expenses	41,553	55,355
Current portion of operating lease liability	26,990	20,246
Current portion of deferred revenue	17,154	20,661
Total current liabilities	95,499	110,851
Deferred revenue, net of current portion	12,539	18,256
Long-term operating lease liability	75,601	189,952
Total liabilities	183,639	319,059
Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock, $0.0001 par value; 240,000,000 shares authorized at June 30, 2025 and December 31, 2024; 105,330,693 and 102,029,594 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	10	10
Additional paid-in capital	3,107,576	3,048,741
Accumulated other comprehensive income	653	605
Accumulated deficit	(2,392,984)	(2,177,400)
Total stockholders’ equity	715,255	871,956
Total liabilities and stockholders’ equity	$898,894	$1,191,015

See notes to condensed consolidated financial statements.

INTELLIA THERAPEUTICS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited)

(Amounts in thousands except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Collaboration revenue	$14,245	$6,957	$30,872	$35,892
Operating expenses:
Research and development	97,035	114,207	205,462	226,054
General and administrative	27,206	31,793	56,213	62,884
Total operating expenses	124,241	146,000	261,675	288,938
Operating loss	(109,996)	(139,043)	(230,803)	(253,046)
Other income (expense), net:
Interest income	7,402	12,422	16,005	25,054
Change in fair value of investments, net	1,339	(20,354)	(786)	(26,419)
Total other income (expense), net	8,741	(7,932)	15,219	(1,365)
Net loss	$(101,255)	$(146,975)	$(215,584)	$(254,411)
Net loss per share, basic and diluted	$(0.98)	$(1.52)	$(2.08)	$(2.64)
Weighted average shares outstanding, basic and diluted	103,732	96,975	103,617	96,238
Other comprehensive loss:
Unrealized (loss) gain on marketable securities	(404)	(208)	48	(1,029)
Comprehensive loss	$(101,659)	$(147,183)	$(215,536)	$(255,440)

See notes to condensed consolidated financial statements.

INTELLIA THERAPEUTICS, INC.

Condensed Consolidated Statements of Stockholders’ Equity (unaudited)

(Amounts in thousands except share data)

			Additional	Accumulated Other		Total
	Common		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2024	102,029,594	$10	$3,048,741	$605	$(2,177,400)	$871,956
Vesting of restricted stock units	1,510,091	-	-	-	-	-
Stock-based compensation	-	-	21,840	-	-	21,840
Other comprehensive income (loss) - unrealized gain on marketable securities	-	-	-	452	-	452
Net loss	-	-	-	-	(114,329)	(114,329)
Balance at March 31, 2025	103,539,685	10	3,070,581	1,057	(2,291,729)	779,919
Issuance of common stock through at-the-market offerings, net of issuance costs of $0	1,459,257	-	13,722	-	-	13,722
Vesting of restricted stock units	176,579	-	-	-	-	-
Issuance of shares under employee stock purchase plan	155,172	-	1,237	-	-	1,237
Stock-based compensation	-	-	22,036	-	-	22,036
Other comprehensive income (loss) - unrealized loss on marketable securities	-	-	-	(404)	-	(404)
Net loss	-	-	-	-	(101,255)	(101,255)
Balance at June 30, 2025	105,330,693	$10	$3,107,576	$653	$(2,392,984)	$715,255

			Additional	Accumulated Other		Total
	Common		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2023	92,997,158	$9	$2,710,797	$(2,258)	$(1,658,379)	$1,050,169
Issuance of common stock through at-the-market offerings, net of issuance costs of $210	2,209,938	1	55,958	-	-	55,959
Exercise of stock options	110,734	-	1,958	-	-	1,958
Vesting of restricted stock units	1,015,543	-	-	-	-	-
Stock-based compensation	-	-	34,176	-	-	34,176
Other comprehensive income (loss) - unrealized loss on marketable securities	-	-	-	(821)	-	(821)
Reclassification of other comprehensive income (loss) - equity method investment	-	-	-	2,132	-	2,132
Net loss	-	-	-	-	(107,436)	(107,436)
Balance at March 31, 2024	96,333,373	10	2,802,889	(947)	(1,765,815)	1,036,137
Issuance of common stock through at-the-market offerings, net of issuance costs of $14	1,592,823	-	38,399	-	-	38,399
Exercise of stock options	79,512	-	1,179	-	-	1,179
Vesting of restricted stock units	195,691	-	-	-	-	-
Issuance of shares under employee stock purchase plan	87,751	-	1,669	-	-	1,669
Stock-based compensation	-	-	40,861	-	-	40,861
Other comprehensive income (loss) - unrealized loss on marketable securities	-	-	-	(208)	-	(208)
Net loss	-	-	-	-	(146,975)	(146,975)
Balance at June 30, 2024	98,289,150	$10	$2,884,997	$(1,155)	$(1,912,790)	$971,062

See notes to condensed consolidated financial statements.

INTELLIA THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows (unaudited)

(Amounts in thousands)

	Six Months Ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(215,584)	$(254,411)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,972	5,111
Stock-based compensation	43,876	75,037
Accretion of investment discounts	(3,947)	(9,934)
Recognition of equity method investment intra-entity profit on sales	-	(20,967)
Change in fair value of investments, net	786	26,419
Changes in operating assets and liabilities:
Accounts receivable	(2,836)	24,128
Prepaid expenses and other current assets	5,373	(6,239)
Operating lease right-of-use assets	16,151	9,963
Other assets	(24,415)	1,493
Accounts payable	(4,431)	10,916
Accrued expenses	(13,583)	(20,555)
Deferred revenue	(9,224)	(10,757)
Operating lease liabilities	(45,690)	(9,052)
Net cash used in operating activities	(248,552)	(178,848)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(974)	(3,518)
Purchases of marketable securities	(138,809)	(560,368)
Sales and maturities of marketable securities	341,021	545,597
Net cash provided by (used in) investing activities	201,238	(18,289)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock through at-the-market offerings	13,415	96,432
Proceeds from options exercised	-	3,137
Issuance of shares through employee stock purchase plan	1,237	1,669
Net cash provided by financing activities	14,652	101,238
Net decrease in cash, cash equivalents and restricted cash equivalents	(32,662)	(95,899)
Cash, cash equivalents and restricted cash equivalents, beginning of period	202,787	240,353
Cash, cash equivalents and restricted cash equivalents, end of period	$170,125	$144,454

Reconciliation of cash, cash equivalents and restricted cash equivalents to condensed consolidated balance sheet:
Cash and cash equivalents	$156,172	$130,849
Restricted cash equivalents, included in prepaid expenses and other current assets, and investments and other assets	13,953	13,605
Total cash, cash equivalents and restricted cash equivalents	$170,125	$144,454

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Purchases of property and equipment unpaid at period end	$-	$631
Reduction of right-of-use assets from remeasurement of lease liabilities	61,917	-
Proceeds from at-the-market offerings unpaid at period end	307	-

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

Liquidity

Since its inception through June 30, 2025, the Company has funded its operations through its initial public offering (“IPO”) and concurrent private placements, follow-on public offerings, at-the-market offerings and the sale of convertible preferred stock, as well as through its collaboration agreements. The Company expects that its cash, cash equivalents and marketable securities as of June 30, 2025 will enable the Company to fund its ongoing operating expenses and capital expenditure requirements for at least the twelve-month period following the issuance of these condensed consolidated financial statements.

2. Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies” to the consolidated financial statements included in its Annual Report for the year ended December 31, 2024. There have been no material changes to these policies during the six months ended June 30, 2025.

Recently Adopted Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU updates income tax disclosure requirements primarily by requiring specific categories and greater disaggregation within the rate reconciliation and disaggregation of income taxes paid by jurisdiction. This ASU is effective for annual periods beginning after December 15, 2024 and is applicable to the Company’s fiscal year beginning January 1, 2025, with early application permitted. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements and disclosures.

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

3. Marketable Securities

The following table summarizes the Company’s available-for-sale marketable securities:

	June 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Marketable securities:
U.S. Treasury and other government-backed securities	$248,233	$190	$(106)	$248,317
Financial institution debt securities	146,226	461	(40)	146,647
Corporate debt securities	79,222	193	(45)	79,370
Total	$473,681	$844	$(191)	$474,334

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Marketable securities:
U.S. Treasury and other government-backed securities	$352,309	$580	$(273)	$352,616
Financial institution debt securities	217,544	528	(245)	217,827
Corporate debt securities	94,924	163	(160)	94,927
Other asset-backed securities	7,168	10	-	7,178
Total	$671,945	$1,281	$(678)	$672,548

The amortized cost of available-for-sale securities is adjusted for amortization of premiums and accretion of discounts to maturity. There were no material realized gains or losses in the six months ended June 30, 2025 or the year ended December 31, 2024. The Company did not reclassify any amounts out of accumulated other comprehensive income during these periods. The Company generally does not intend to sell any investments prior to recovery of their amortized cost basis for any investment in an unrealized loss position. As such, the Company has classified these losses as temporary in nature.

The Company’s available-for-sale securities that are classified as short-term marketable securities in the condensed consolidated balance sheets mature within one year or less as of the balance sheet date. Available-for-sale securities that are classified as noncurrent in the condensed consolidated balance sheets are those that mature after one year but within five years from the balance sheet date and that the Company does not intend to dispose of within the next twelve months. At June 30, 2025 and December 31, 2024, the Company did not hold any marketable securities that matured beyond five years of the balance sheet date. Accrued interest on marketable securities is included in “Prepaid expenses and other current assets” on the Company's condensed consolidated balance sheets.

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

The Company’s financial assets recognized at fair value on a recurring basis consisted of the following:

	June 30, 2025
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Cash equivalents and restricted cash equivalents	$55,925	$55,925	$-	$-
Marketable securities:
U.S. Treasury and other government-backed securities	248,317	147,562	100,755	-
Financial institution debt securities	146,647	-	146,647	-
Corporate debt securities	79,370	-	79,370	-
Total marketable securities	474,334	147,562	326,772	-
Investment in Kyverna Therapeutics, Inc.	3,604	3,604	-	-
Total assets	$533,863	$207,091	$326,772	$-

	December 31, 2024
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Cash equivalents and restricted cash equivalents	$66,898	$66,898	$-	$-
Marketable securities:
U.S. Treasury and other government-backed securities	352,616	169,735	182,881	-
Financial institution debt securities	217,827	-	217,827	-
Corporate debt securities	94,927	-	94,927	-
Other asset-backed securities	7,178	-	7,178	-
Total marketable securities	672,548	169,735	502,813	-
Investment in Kyverna Therapeutics, Inc.	4,390	4,390	-	-
Total assets	$743,836	$241,023	$502,813	$-

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

Other Investments

SparingVision SAS

The Company’s investment in SparingVision SAS (“SparingVision”) was initially recorded at fair value, determined according to Level 3 inputs in the fair value hierarchy described above. The SparingVision investment is included in “Investments and other assets” in the condensed consolidated balance sheets. This investment is accounted for using the measurement alternative at cost minus impairment, adjusted for changes in observable prices. There were no changes in observable prices or impairment of this investment as of June 30, 2025. The carrying value of the SparingVision investment was $14.6 million as of June 30, 2025 and December 31, 2024.

AvenCell Therapeutics, Inc.

The Company’s investment in AvenCell Therapeutics, Inc. (“AvenCell”) was initially recorded at fair value, determined according to Level 3 inputs in the fair value hierarchy described above. The AvenCell investment is included in “Investments and other assets” in the condensed consolidated balance sheets. This investment is accounted for using the measurement alternative at cost minus impairment, adjusted for changes in observable prices. There were no changes in observable prices or impairment of this investment as of June 30, 2025. The Company previously accounted for the AvenCell investment under the equity method; refer to Note 8 for further details including the change in fair value. The carrying value of the AvenCell investment was $7.9 million as of June 30, 2025 and December 31, 2024.

5. Accrued Expenses

Accrued expenses consisted of the following:

	June 30,	December 31,
	2025	2024
	(In thousands)
Accrued research and development	$22,927	$26,362
Employee compensation and benefits	12,405	24,075
Accrued legal and professional expenses	2,773	2,845
Accrued other	3,448	2,073
Total accrued expenses	$41,553	$55,355

In January 2025, the Company announced the prioritization of its current and near-term clinical programs and a strategic restructuring to streamline its operations. In connection with this portfolio prioritization and strategic restructuring, the Company reduced its employee headcount by approximately 27%. In the first quarter of 2025, the Company recognized $6.5 million of restructuring charges in the condensed consolidated statement of operations and comprehensive loss related to these actions. These charges included severance and other employee termination-related costs. The workforce reductions were substantially complete as of March 31, 2025. As of June 30, 2025, there was $1.0 million in accrued expenses recorded as “employee compensation and benefits,” related to the restructuring, which the Company expects to be paid in the second half of 2025.

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

Gonzalez v. Intellia Therapeutics, Inc.

On February 11, 2025, a purported stockholder of the Company filed a lawsuit, captioned Gonzalez v. Intellia Therapeutics, Inc., No. 1:25-cv-01353 (D. Mass.), in the U.S. District Court for the District of Massachusetts against the Company and certain of its officers asserting claims under Sections 10(b) and 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934 (the “Exchange Act”) on behalf of a putative class of stockholders. On May 26, 2025, the court entered an order appointing co-lead plaintiffs and, on July 23, 2025, co-lead plaintiffs filed an amended complaint. The amended complaint alleges the defendants made certain false and/or misleading statements between January 4, 2024 and January 8, 2025, relating to the Company’s NTLA-3001 program and the demand for viral-based editing. The amended complaint seeks unspecified damages, interest, reasonable attorneys’ fees and other costs. At this stage, the Company is unable to determine the likelihood of an unfavorable outcome or estimate the amount or range of potential loss, if any.

Aiello v. Bhanji et al.

On May 15, 2025, a purported stockholder of the Company filed a stockholder derivative lawsuit, captioned Aiello v. Bhanji et al. (C.A. No. 2025-0543-BWD), in the Court of Chancery of the State of Delaware against certain of the Company’s current and former directors (the “Individual Defendants”) and the Company as a nominal defendant. The complaint alleges claims for breach of fiduciary duty, unjust enrichment, and waste of corporate assets against the Individual Defendants based on, among other things, allegations of allegedly excessive compensation to the Company’s non-employee directors. The complaint seeks unspecified damages and restitution of compensation and other benefits from the Individual Defendants, corporate governance reforms from the Company, reasonable attorneys’ fees and other costs. On July 11, 2025, the Company and Individual Defendants filed answers to the complaint. At this stage, the Company is unable to determine the likelihood of an unfavorable outcome or estimate the amount or range of potential loss, if any.

During the three and six months ended June 30, 2025, except as noted above, there have been no material changes to any outstanding litigation.

License and Other Agreements

The Company is party to license and other agreements, which may include contingent payments. These payments could include up to $130.0 million related to Rewrite Therapeutics, Inc. (“Rewrite”), including $100.0 million upon achievement of a regulatory approval milestone and $30.0 million upon achievement of pre-specified research milestones. As of June 30, 2025, the satisfaction and timing of the contingent payments is uncertain and not reasonably estimable.

7. Collaborations and Other Arrangements

To accelerate the development and commercialization of gene editing products in multiple therapeutic areas, the Company has formed, and intends to seek other opportunities to form, strategic alliances with collaborators who can augment its leadership in CRISPR/Cas9 therapeutic development. As of June 30, 2025, the Company’s accounts receivable and contract liabilities were related to its collaboration agreements.

The following table presents changes in the Company’s accounts receivable and contract liabilities (in thousands):

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Six months ended June 30, 2025
Accounts receivable	$8,517	$20,439	$(17,603)	$11,353
Contract liabilities - deferred revenue	$38,917	$1,079	$(10,303)	$29,693

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Six months ended June 30, 2024
Accounts receivable	$36,456	$11,809	$(35,936)	$12,329
Contract liabilities - deferred revenue	$60,993	$-	$(10,757)	$50,236

The Company recognized the following revenues as a result of changes in the contract liability balance (in thousands):

	Six Months Ended June 30,
Revenue recognized in the period from:	2025	2024
Amounts included in the contract liability at the beginning of the period	$10,245	$10,757

The Company has not incurred significant expenses to obtain collaboration agreements and costs to fulfill those contracts do not generate or enhance resources of the Company. As such, no costs to obtain or fulfill a contract have been capitalized in any period.

Collaboration Agreements

Regeneron Pharmaceuticals, Inc.

In April 2016, the Company entered into a license and collaboration agreement with Regeneron Pharmaceuticals, Inc. (“Regeneron”) (as amended from time to time, the “2016 Regeneron Agreement”). In October 2023, Regeneron notified the Company that it was exercising its one-time option to extend the technology collaboration term for an additional two years, until April 2026, in exchange for a nonrefundable payment of $30.0 million that was paid in April 2024. The Company recognized $5.0 million and $10.1 million of collaboration revenue in the three and six months ended June 30, 2025, respectively, and $5.2 million and $10.3 million during the three and six months ended June 30, 2024, respectively, in the condensed consolidated statements of operations and comprehensive loss related to the 2016 Regeneron Agreement.

In March 2025, Regeneron provided notice of the achievement of a development milestone for the hemophilia B program under the 2016 Regeneron Agreement. As a result of meeting this milestone, the Company recognized $1.8 million of previously constrained variable consideration as collaboration revenue within the condensed consolidated statement of operations and comprehensive loss in the six months ended June 30, 2025.

As of June 30, 2025, there was approximately $16.3 million of the aggregate transaction price remaining to be recognized that will be recognized through April 2026, the remaining term of the existing collaboration agreement.

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

The Company recognized $7.9 million and $14.9 million of collaboration revenue in the three and six months ended June 30, 2025, respectively, and $5.1 million and $9.7 million in the three and six months ended June 30, 2024, respectively, primarily representing payments due from Regeneron pursuant to the ATTR Co/Co agreement.

The Company recognized contra-revenue related to the Hemophilia Co/Co agreements amounting to approximately $0.1 million in each of the three and six months ended June 30, 2025, and $4.4 million and $7.6 million in the three and six months ended June 30, 2024, respectively. The Company recognized $0.1 million and $1.6 million related to the hemophilia B program in the three and six months ended June 30, 2025, respectively, representing cost reimbursements under the 2016 Regeneron Agreement.

In September 2023, Regeneron and Intellia further expanded the research collaboration (the “2023 Regeneron Amendment”) to develop additional in vivo CRISPR-based gene editing therapies focused on neurological and muscular diseases. The Company did not recognize material collaboration revenue in the three and six months ended June 30, 2025, and recognized $0.6 million and $1.1 million of collaboration revenue in the three and six months ended June 30, 2024, respectively, in the condensed consolidated statements of operations and comprehensive loss related to the 2023 Regeneron Amendment.

Since December 31, 2024, there have been no material changes to the key terms of the 2016 Regeneron Agreement, ATTR Co/Co, Hemophilia Co/Co, or 2023 Regeneron Amendment (the “Regeneron Agreements”), other than as described above.

As of June 30, 2025 and December 31, 2024, the Company had accounts receivable of $10.2 million and $7.2 million, respectively, and deferred revenue of $17.2 million and $26.4 million, respectively, related to the Regeneron Agreements.

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

The Company recognized no revenue related to the SparingVision LCA for the three and six months ended June 30, 2025 and approximately $0.5 million and $1.1 million, respectively, related to the SparingVision LCA for the three and six months ended June 30, 2024. The Company did not have accounts receivable related to the SparingVision LCA as of June 30, 2025. At December 31, 2024, the Company had $0.6 million in accounts receivable related to the SparingVision LCA. The Company had deferred revenue of $12.5 million as of June 30, 2025 and December 31, 2024, related to the SparingVision LCA, which is expected to be recognized on a cost incurred basis over a six to nine year period from the signing of the agreement.

ReCode Therapeutics, Inc. (“ReCode”)

On February 14, 2024, the Company entered into a license, collaboration and option agreement with ReCode Therapeutics, Inc. (the “ReCode LCA”), a clinical-stage genetic medicines company, to develop novel genomic medicines for the treatment of cystic fibrosis.

Since December 31, 2024, there have been no material changes to the key terms of the ReCode LCA.

The Company is entitled to cost reimbursements for certain research activities, which will be recorded as revenue. The Company did not recognize material revenue from the ReCode LCA during the three and six months ended June 30, 2025 and 2024.

Other Agreements

The Company has existing license and collaboration agreements with AvenCell, Kyverna, and ONK Therapeutics, Ltd. (“ONK”). Since December 31, 2024, there have been no material changes to the key terms of the AvenCell, Kyverna and ONK license and collaboration agreements.

During the three and six months ended June 30, 2025 and 2024, the Company did not recognize material revenue under its agreements with Kyverna or ONK.

During the six months ended June 30, 2024, the Company recognized $21.0 million of previously eliminated intra-entity profit related to its license and collaboration agreement with AvenCell (the “AvenCell LCA”) in the condensed consolidated statement of operations and comprehensive loss. See Note 8 for further details. The Company recognized $1.0 million in revenue related to material shipments under the AvenCell LCA during the six months ended June 30, 2025. The Company had $1.0 million and $0.7 million in accounts receivable from AvenCell as of June 30, 2025 and December 31, 2024, respectively. The Company had $1.0 million in accrued expenses as of June 30, 2025 and December 31, 2024 related to the AvenCell LCA.

8. Investments and Other Assets

Investments and other assets consisted of the following:

	June 30,	December 31,
	2025	2024
	(In thousands)
Investment in Kyverna	$3,604	$4,390
Prepaid rent Tech Square Lease, long-term	36,829	-
Other investments	22,481	22,481
Restricted cash equivalents, long-term	13,776	13,605
Prepaid expenses and other assets, long-term	3,553	3,788
Total investments and other assets	$80,243	$44,264

Other Investments

SparingVision SAS

As of June 30, 2025 and December 31, 2024, the carrying value of the Company’s investment in SparingVision was $14.6 million.

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

The transition from equity method accounting to ASC 321 required the Company to reclassify $2.1 million from accumulated other comprehensive income (loss) and recognize $21.0 million of previously eliminated intra-entity profit, both of which resulted in an increase in the carrying value of the investment in AvenCell. In the fourth quarter of 2024, AvenCell completed a Series B financing, which represented an observable price change in the investment in AvenCell. As of June 30, 2025 and December 31, 2024, the carrying value of the Company’s investment in AvenCell was $7.9 million.

9. Leases

In February 2022 and subsequently amended in June 2023, the Company entered into an agreement to lease approximately 140,000 square feet of office, general laboratory and manufacturing space at 840 Winter Street in Waltham, Massachusetts (the “840 Winter Lease”).

In conjunction with the Company’s January 2025 strategic restructuring to streamline its operations, in February 2025, the Company entered into a Second Amendment (the “Winter Street Amendment”) which will terminate the 840 Winter Lease on or before June 30, 2028. In connection with the Winter Street Amendment, the Company will pay to the landlord lease modification payments totaling $78.0 million in three installments, with the first $34.0 million paid in February 2025, a second $30.0 million paid in April 2025 and the remaining $14.0 million to be paid in January 2026. The Company is not subject to paying any base rent, operating expenses or other costs pursuant to the 840 Winter Lease after January 2025. In conjunction with the Winter Street Amendment, also in February 2025, the Company entered into a lease agreement (the “Tech Square Lease”) with the same landlord as the 840 Winter Lease, for office and laboratory space located at 400 Technology Square, Cambridge, Massachusetts (“400 Tech Square”).

Under the terms of the Tech Square Lease, the Company would initially lease approximately 101,000 square feet at 400 Tech Square (the “Initial Tech Square Premises”). In addition, the Tech Square Lease would expand, in two tranches, to include approximately 46,000 square feet of additional office and laboratory space at 400 Tech Square (the “Additional Tech Square Premises”) when each such space becomes available. In July 2025, the Company entered into a First Amendment to the Tech Square Lease (the “Tech Square Lease Amendment”) which added 23,000 square feet to the Initial Tech Square Premises, such that the Initial Tech Square Premises now includes approximately 124,000 square feet and the Additional Tech Square Premises now includes approximately 23,000 square feet. In July 2025, the landlord delivered the Initial Tech Square Premises to the Company for the Company’s construction of tenant improvements (the “Delivery Date”). The initial term of the Tech Square Lease is twelve years and three months beginning in September 2026 (the “Rent Commencement Date”). The Company’s obligation to pay rent will start in December 2026. The Company has an option to extend the Tech Square Lease for an additional term of five years. As of the Rent Commencement Date, the base rent under the Tech Square Lease will be $108.00 per square foot per year, plus certain operating expenses and taxes. The base rent is subject to scheduled annual increases of 3% on the anniversary of the Delivery Date. In addition, the Company is entitled to receive up to $51.0 million of tenant improvement allowances for the Initial Tech Square Premises, and additional tenant improvement allowances for the Additional Tech Square Premises. The construction of tenant improvements for the Initial Tech Square Premises will be primarily funded by the tenant improvement allowance and is expected to be completed in the second half of 2026.

The Company accounted for the Winter Street Amendment and the Tech Square Lease as one combined contract under ASC 842, Leases (Topic 842). The Company identified two lease components, 840 Winter and 400 Tech Square. The total consideration in the combined contract is $244.4 million, which includes the undiscounted remaining lease payments of the 840 Winter and 400 Tech Square components and the lease prepayments. The Company did not include the lease payments associated with the five-year extension option related to the Tech Square Lease as it is not reasonably certain of exercise. The Company allocated $52.1 million of the consideration to the 840 Winter component and $192.3 million to the 400 Tech Square component based on relative standalone selling prices. Upon allocation, the Company remeasured the 840 Winter lease liability as of the modification date based on the remaining lease payments and using an updated incremental borrowing rate of 6.6%, which reduced the lease liability and right of use asset by $61.9 million. After accounting for the modification in February 2025, the lease liability and right of use asset for the 840 Winter component were $46.5 million and $50.0 million, respectively. As of June 30, 2025, the lease liability and right-of-use asset were $16.4 million and $44.7 million, respectively.

As of June 30, 2025, the Tech Square component had not commenced as the Company had not taken control over the premises and therefore the Company did not record a right-of-use asset or lease liability. The Company has recorded $36.8 million of prepaid rent related to the Tech Square component within “Investments and other assets” in the condensed consolidated balance sheet as of June 30, 2025.

The table below reconciles the undiscounted cash flows for each of the next five years and total of the remaining years to the operating lease liabilities recorded in the condensed consolidated balance sheet as of June 30, 2025 for all of the Company’s leases.

Future Operating Lease Payments
Year Ending December 31,	(in thousands)
Remainder of 2025	$12,892
2026	32,219
2027	24,125
2028	15,637
2029	12,666
Thereafter	26,593
Total lease payments	$124,132
Less: imputed interest	(21,541)
Total operating lease liabilities at June 30, 2025	$102,591

Excluded from the table above are $156.8 million and $36.9 million of undiscounted future operating lease payments related to the Tech Square Lease and Tech Square Lease Amendment.

10. Stock-Based Compensation

Stock-based compensation expense is classified in the condensed consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands)
Research and development	$14,059	$25,439	$26,685	$45,600
General and administrative	7,977	15,422	17,191	29,437
Total	$22,036	$40,861	$43,876	$75,037

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

On April 28, 2025 the Company’s board of directors adopted, and on June 11, 2025 its stockholders approved, the 2025 Equity Incentive Plan (the “2025 Plan”). The 2025 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, RSAs, RSUs, unrestricted stock awards, cash-based awards and dividend equivalent rights. Recipients of incentive stock options and non-qualified stock options are eligible to purchase shares of the Company’s common stock at an exercise price equal to the fair value of such stock on the grant date.

The 2025 Plan became effective on June 11, 2025, and the Company no longer grants any awards under the 2015 Plan. The number of shares initially reserved for issuance under the 2025 Plan is 12,831,965, which includes 7,666,787 shares that remained available for grant under the 2015 Plan upon adoption of the 2025 Plan and an additional 5,165,178 shares authorized for issuance under the 2025 Plan. The shares of common stock underlying any awards that are forfeited, cancelled, or otherwise terminated, other than by exercise, under the 2025 Plan and the 2015 Plan will be added back to the shares of common stock available for issuance under the 2025 Plan.

As of June 30, 2025, there were 12,759,619 shares available for future issuance under the 2025 Plan.

In June 2024, the Company adopted the 2024 Inducement Plan (the “Inducement Plan”). The Inducement Plan provides for the grant of non-qualified stock options, stock appreciation rights, RSAs, RSUs, unrestricted stock awards and dividend equivalent rights to individuals who are not employed by the Company. Recipients of non-qualified stock options are eligible to purchase shares of the Company’s common stock at an exercise price equal to the fair value of such stock on the grant date. In accordance with the Inducement Plan, 850,000 shares of common stock were reserved for future issuance; there were 215,638 shares available for future issuance under the Inducement Plan as of June 30, 2025.

Restricted Stock Units

The following table summarizes the Company’s RSU activity for the six months ended June 30, 2025:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested restricted stock units as of December 31, 2024	5,547,530	$39.13
Granted	2,407,807	10.49
Vested	(1,686,670)	42.66
Cancelled	(987,049)	39.70
Unvested restricted stock units as of June 30, 2025	5,281,618	$24.84

The weighted-average grant date fair value of all RSUs granted during the three and six months ended June 30, 2025 was $8.10 and $10.49, respectively. The total fair value of RSUs vested (measured on the date of vesting) for the three and six months ended June 30, 2025 was $1.4 million and $18.9 million, respectively. The weighted-average grant date fair value of all RSUs granted during the three and six months ended June 30, 2024 was $25.16 and $34.20, respectively. The total fair value of RSUs vested (measured on the date of vesting) for the three and six months ended June 30, 2024 was $4.6 million and $35.5 million, respectively.

As of June 30, 2025 there was $69.4 million of unrecognized stock-based compensation expense related to all RSUs that are expected to vest. These costs are expected to be recognized over a weighted average remaining vesting period of 1.55 years.

Restricted Stock Units - Service Awards

The Company awards RSUs with a service condition to new employees upon hire, non-employee directors upon appointment, and to existing employees and non-employee directors as part of their annual grant. RSUs with a service condition granted to new and existing employees, and to non-employee directors upon appointment, generally vest as to one-third on the first anniversary of the original vesting date, with the balance vesting annually over the remaining two years. RSUs granted to non-employee directors with a service condition as part of their annual grant generally vest on the first anniversary of the original vesting date.

In the six months ended June 30, 2025, the Company granted 2,184,207 RSUs with a service condition to new and existing employees and non-employee directors, which have the potential to vest over a period of approximately three years. The weighted average grant date fair value of these RSUs was $9.96.

Unvested restricted stock units as of June 30, 2025 in the table above includes 4,274,020 RSUs that are service-based.

Restricted Stock Units - Market Awards

Since 2022, market-based RSUs have been granted to senior executives. These RSUs have the potential to vest after a period of three years, with a vesting start date of January 1 in the year of grant, and the number of shares to be delivered will depend on the Company’s Total Shareholder Return (“TSR”), a market condition, over that period relative to a defined group of biotechnology companies. The number of market-based RSUs granted in the six months ended June 30, 2025 was 223,600 and their grant date fair value, calculated using a Monte Carlo valuation model, was $15.76. The following assumptions were used to determine the grant date fair value: risk free interest rate: 3.99%; expected volatility: 67.6%. The expected term for these grants was approximately 3.0 years; the expected dividend yield was 0.0%.

Unvested restricted stock units as of June 30, 2025 in the table above includes 596,138 RSUs that are market-based.

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

There were no PSUs with a relative TSR modifier granted in the six months ended June 30, 2025. Unvested restricted stock units as of June 30, 2025 in the table above includes 389,251 PSUs with a TSR multiplier.

Restricted Stock Units - Performance-Based Awards

In 2022, the Company granted 66,296 performance-based RSUs to certain non-executive employees that would vest upon obtaining certain scientific milestones. There were two separate tranches, each attached to a different set of milestones. The milestone related to the first tranche, made up of 21,878 RSUs, was achieved in the first quarter of 2023 and these RSUs vested. The remaining performance milestones were considered not probable of achievement as of June 30, 2025 and, therefore, no related stock-based compensation expense was recorded during the period then ending.

Unvested restricted stock units as of June 30, 2025 in the table above includes 22,209 performance-based RSUs.

Stock Options

The weighted average grant date fair value of options, estimated as of the grant date using the Black-Scholes option pricing model, was $5.74 and $6.79 per option for those options granted during the three and six months ended June 30, 2025, respectively, and $17.50 and $22.01 per option for those options granted during the three and six months ended June 30, 2024, respectively. Weighted average assumptions used to apply this pricing model were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Risk-free interest rate	4.1%	4.3%	4.1%	4.2%
Expected term	5.5 years	5.6 years	5.9 years	6.0 years
Expected volatility of underlying stock	79.4%	76.3%	75.8%	76.4%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

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

Stock options generally vest as to one-third on the first anniversary of the original vesting date, with the balance vesting monthly over the remaining two years, unless they contain specific vesting provisions. The maximum term of stock options granted under the 2015 Plan, the 2025 Plan and the Inducement Plan is ten years.

The following is a summary of stock option activity for the six months ended June 30, 2025:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding at December 31, 2024	5,412,786	$47.27	6.18	$350
Granted	720,901	9.90
Forfeited	(692,170)	68.50
Outstanding at June 30, 2025	5,441,517	$39.62	6.08	$255
Exercisable at June 30, 2025	4,176,532	$45.36	5.14	$174

The total intrinsic value (the amount by which the fair market value exceeded the exercise price) of stock options exercised during the three and six months ended June 30, 2024 was $0.8 million and $2.0 million, respectively. There were no options exercised during the three and six months ended June 30, 2025.

As of June 30, 2025, there was $11.0 million of unrecognized compensation cost related to stock options that have not yet vested, which are expected to be recognized over a weighted average remaining vesting period of 1.23 years.

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

As of June 30, 2025, there were 1,201,725 shares available for future issuance under the 2016 Plan. The number of shares reserved for issuance under the 2016 Plan are subject to cumulative increases on each January 1st by the lesser of a) one percent of the number of shares of common stock issued and outstanding on the immediately preceding December 31st, b) 500,000 shares of common stock, or c) such lesser number of shares of common stock as determined by the board of directors.

During the six months ended June 30, 2025 and 2024 the Company issued 155,172 and 87,751 shares of common stock under the 2016 Plan, respectively. The weighted-average purchase prices of shares issued under the 2016 Plan were $7.97 and $19.02 per share for the six-month periods ended June 30, 2025 and 2024, respectively.

The fair value of shares under the 2016 Plan was estimated at the beginning of the offering period using a Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Risk-free interest rate	4.24%	5.24%	4.24%	5.24%
Expected term	0.5 years	0.5 years	0.5 years	0.5 years
Expected volatility of underlying stock	66.2%	56.7%	66.2%	56.7%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

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

Basic and diluted loss per share was calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands)
Net loss	$(101,255)	$(146,975)	$(215,584)	$(254,411)
Weighted average shares outstanding, basic and diluted	103,732	96,975	103,617	96,238
Net loss per share, basic and diluted	$(0.98)	$(1.52)	$(2.08)	$(2.64)

The following common stock equivalents were excluded from the calculation of diluted loss per share because their inclusion would have been anti-dilutive:

	Three and Six Months Ended June 30,
	2025	2024
	(In thousands)
Unvested restricted stock units	5,282	5,371
Stock options	5,442	5,709
	10,724	11,080

12. Stockholders’ Equity

At-the-Market Offering Programs

2022 Sale Agreement

In 2022, the Company entered into an Open Market Sale Agreement (the “2022 Sale Agreement”) with Jefferies LLC (“Jefferies”), under which Jefferies was able to offer and sell, from time to time in “at-the-market” offerings, shares of the Company’s common stock having aggregate gross proceeds of up to $400.0 million. In February 2024, the Company entered into an amendment to the 2022 Sale Agreement (the “2022 Sale Agreement, as amended”) to increase the size of the at-the-market offering program from $400.0 million to $750.0 million. The Company agreed to pay cash commissions of up to 3.0% of the gross proceeds of sales of common stock under the 2022 Sale Agreement, as amended. Through June 30, 2025, the Company issued 15,981,790 shares of its common stock under the 2022 Sale Agreement, as amended. During the three and six months ended June 30, 2025, the Company issued 1,459,257 shares of its common stock, in a series of sales, at an average price of $9.64 per share, in accordance with the 2022 Sale Agreement, as amended, for aggregate net proceeds of $13.7 million, after payment of cash commissions. As of June 30, 2025, $0.3 million of these proceeds are included in “Prepaid expenses and other current assets” on the Company’s condensed consolidated balance sheet, representing offerings with trade dates in June 2025 that were settled in July 2025. During the six months ended June 30, 2024, the Company issued 3,802,761 shares of its common stock, in a series of sales, at an average price of $25.58 per share, in accordance with the 2022 Sale Agreement, as amended, for aggregate net proceeds of $94.4 million, after payment of cash commissions and approximately $0.2 million related to legal, accounting and other fees in connection with the sales.

As of June 30, 2025, $235.1 million in shares of common stock remain eligible for sale under the 2022 Sale Agreement, as amended.

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

The accounting policies for the segment are the same as those described in Note 2, “Summary of Significant Accounting Policies,” in the Company’s Annual Report for the year ended December 31, 2024. The CODM evaluates the performance of the operating segment and allocates resources based on net loss that also is reported on the consolidated statements of operations and comprehensive loss. The CODM uses net loss to monitor budget versus actual results and to analyze cash flows in assessing performance of the segment and allocating resources. The measure of the operating segment assets is reported on the consolidated balance sheets as total assets.

The following table summarizes the reportable segment’s financial information:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Collaboration revenue	$14,245	$6,957	$30,872	$35,892
Less:
Research and development:
External development expenses - nex-z	23,958	14,706	47,088	28,364
External development expenses - lonvo-z	12,053	10,676	22,721	19,469
Other research and development (1)	61,024	88,825	135,653	178,221
Total research and development	97,035	114,207	205,462	226,054
General and administrative (2)	27,206	31,793	56,213	62,884
Interest income	(7,402)	(12,422)	(16,005)	(25,054)
Other segment information (3)	(1,339)	20,354	786	26,419
Segment and consolidated net loss	$(101,255)	$(146,975)	$(215,584)	$(254,411)
(1)
Includes unallocated research and development expenses, including stock-based compensation of $14.1 million and $26.7 million for the three and six months ended June 30, 2025, respectively, and $25.4 million and $45.6 million for the three and six months ended June 30, 2024, respectively, as disclosed within Note 10, “Stock-Based Compensation.”
(2)
Includes stock-based compensation of $8.0 million and $17.2 million for the three and six months ended June 30, 2025, respectively, and $15.4 million and $29.4 million for the three and six months ended June 30, 2024, respectively, as disclosed within Note 10, “Stock-Based Compensation.”
(3)
Includes change in fair value of investments as disclosed in the Company’s condensed consolidated statements of operations and comprehensive loss.

Depreciation and amortization expense totaled $2.5 million and $5.0 million for the three and six months ended June 30, 2025, respectively, and $2.6 million and $5.1 million for the three and six months ended June 30, 2024, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Information

This Quarterly Report on Form 10-Q contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may be identified by such forward-looking terminology as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. Our forward-looking statements are based on a series of expectations, assumptions, estimates and projections about our company, are not guarantees of future results or performance and involve substantial risks and uncertainty. We may not actually achieve the plans, intentions or expectations disclosed in these forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in these forward-looking statements. Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including the risks and uncertainties inherent in our statements regarding:

•
our ability to execute our clinical study strategy for nexiguran ziclumeran (“nex-z,” also referred to as NTLA-2001), our program for the treatment of transthyretin (“ATTR”) amyloidosis, including the ability to successfully complete our global Phase 3 study for ATTR amyloidosis with cardiomyopathy (“ATTR-CM”), the ability to complete our global Phase 3 study for hereditary ATTR amyloidosis with polyneuropathy (“ATTRv-PN”), the ability to file a biologics license application (“BLA”) or comparable marketing application for nex-z for ATTRv-PN by 2028 and potentially launch nex-z in 2029, or the success of such program;
•
our ability to execute our clinical study strategy for lonvoguran ziclumeran (“lonvo-z,” also referred to as NTLA-2002), our program for the treatment of hereditary angioedema (“HAE”), including the ability to successfully complete our global Phase 3 study, generate results supporting the potential of lonvo-z to achieve lifelong control of HAE attacks after a single dose, the ability to file a BLA or comparable marketing application in the second half of 2026 and potentially launch lonvo-z in 2027, or the success of such program;
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

Management Overview

Intellia Therapeutics, Inc. (“we,” “us,” “our,” “Intellia,” or the “Company”) is a leading clinical-stage gene editing company, focused on revolutionizing medicine with CRISPR-based therapies. CRISPR is a gene editing technology which is also sometimes referred to as CRISPR/Cas or CRISPR/Cas9 when referring to the use of CRISPR technology with the Cas9 enzyme. Since our inception, Intellia has focused on leveraging gene editing technology to develop novel, first-in-class medicines that address important unmet medical needs and advance the treatment paradigm for patients. To harness the full potential of gene editing, Intellia continues to expand the capabilities of its CRISPR-based platform with novel editing and delivery technologies. To fully realize the transformative potential of CRISPR-based technologies, we are building a full-spectrum gene editing company, by leveraging our modular platform, to advance in vivo and ex vivo therapies for diseases with high unmet need by pursuing two primary approaches. For in vivo applications to address genetic diseases, we deploy CRISPR as the therapy. Our in vivo programs use CRISPR to enable precise editing of disease-causing genes directly inside the human body. In addition, we are advancing ex vivo applications to address immuno-oncology and autoimmune diseases, where CRISPR is used as the tool to create the engineered cell therapy. For our ex vivo programs, CRISPR is used to engineer human cells outside the body. Intellia’s deep scientific, technical and clinical development experience, along with its people and our robust intellectual property (“IP”) portfolio, have enabled us to unlock broad therapeutic applications of CRISPR and related technologies to create new classes of genetic medicine.

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

For over a decade, we have been applying novel technologies, such as CRISPR-based gene editing technologies and lipid nanoparticle (“LNP”) delivery technologies, to develop in vivo and ex vivo product candidates. Our in vivo product candidates address genetic diseases by deploying our technologies, including CRISPR/Cas9 delivered by LNPs, as the therapy for diseases with high unmet need. For our ex vivo product candidates, we apply our technologies to create engineered cell therapies to address immuno-oncology and autoimmune diseases. This experience has enabled us to develop first-in-class therapeutic applications of CRISPR/Cas9 and our other technologies, opening a new frontier in genetic medicine.

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

Our strategy is to develop and commercialize our product candidates and further our gene editing technology to develop new product candidates, expanding the application of gene editing medicine. All of our revenue to date has been collaboration revenue. Since our inception and through June 30, 2025, we have funded our operations through our initial public offering (“IPO”) and concurrent private placements, follow-on public offerings, at-the-market offerings and the sale of convertible preferred stock, as well as through our collaboration agreements.

Our Pipeline

Our lead in vivo programs are the only Phase 3 genome editing product candidates designed to address unmet need in patients with ATTR amyloidosis and HAE. Our in vivo research efforts focus on pursuing additional targets within the liver and expanding delivery technology to enable product candidates for diseases outside the liver.

Our lead in vivo product candidates, nex-z for the treatment of ATTR amyloidosis and lonvo-z for the treatment of HAE, are the first CRISPR-based therapy candidates to be administered systemically, via intravenous (“IV”) infusion, for precision editing of a gene in a target tissue in humans.

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

Hereditary Angioedema (“HAE”) Program

Lonvo-z is a wholly owned, investigational in vivo CRISPR-based therapy designed to knock out the kallikrein B1 (“KLKB1”) gene in the liver, with the goal of lifelong control of HAE attacks after a single dose. It also aims to eliminate the significant treatment burden associated with currently available HAE therapies.

Lonvo-z Clinical Program

In October 2024, we announced the initiation of the Phase 3 HAELO study of lonvo-z. HAELO is a global, randomized, double-blind, placebo-controlled study to evaluate the efficacy and safety of lonvo-z in 60 adults with Type I or Type II HAE. Patients will be randomized 2:1 to receive a single 50 mg infusion of lonvo-z or placebo. Patients randomized to the placebo arm will be eligible for optional crossover to lonvo-z at week 28. The primary endpoint is the number of HAE attacks from week 5 through week 28. In January 2025, we announced that the first patient had been dosed in the global Phase 3 study. Recruitment ended earlier than expected during the second quarter and we now expect to complete randomization during the third quarter of 2025. We are on track to submit a BLA in the second half of 2026 and potentially launch lonvo-z in 2027 in the U.S.

We presented three-year follow-up data from the Phase 1 portion of the ongoing Phase 1/2 study after receiving a single dose of lonvo-z in an oral presentation at the European Academy of Allergy and Clinical Immunology (“EAACI”) Congress 2025 on June 15 in Glasgow, United Kingdom. In the Phase 1 portion of the study, a one-time dose of 25 mg (N=3), 50 mg (N=4) or 75 mg (N=3) of lonvo-z was administered via IV infusion and plasma kallikrein protein levels were measured along with HAE attacks. At the time of the February 12, 2025 data cutoff, all 10 patients were attack-free and treatment-free for a median of nearly two years. With up to three years of follow-up, a single dose of lonvo-z led to a mean reduction in monthly HAE attack rate of 98% over the study period, compared to pre-treatment baseline. For all 10 patients, deep, dose-dependent and durable reductions in plasma kallikrein protein continued to be observed through the latest assessment. Across all three dose levels, lonvo-z was generally well tolerated and showed a safety profile consistent with earlier data presented at EAACI in 2024. The most frequent adverse events during the study period were infusion-related reactions (“IRRs”). IRRs were mostly Grade 1 and resolved with all patients receiving the full dose. With up to three years of follow-up, no treatment-emergent serious adverse events were observed, and no treatment-related adverse events were observed during the period following 28 days after dosing.

We expect to present additional data from the ongoing Phase 1/2 study in the second half of 2025.

Transthyretin (“ATTR”) Amyloidosis Program

Nex-z is an investigational in vivo CRISPR-based therapy designed to inactivate the TTR gene in liver cells, thereby preventing the production of transthyretin (“TTR”) protein for the treatment of ATTR amyloidosis. Nex-z offers the possibility of halting and reversing the disease by driving a deep, consistent and potentially lifelong reduction in TTR protein after a single dose.

Nex-z Clinical Program

ATTR Amyloidosis with Cardiomyopathy (“ATTR-CM”):

In 2024, we initiated the pivotal Phase 3 MAGNITUDE trial. The MAGNITUDE trial is a randomized, double-blind, placebo-controlled study to evaluate the efficacy and safety of nex-z in adults with ATTR-CM. The primary endpoint of the study is a composite of cardiovascular (“CV”)-related mortality and events. Patients will be randomized 2:1 nex-z:placebo, with a single 55 mg infusion of nex-z administered. Enrollment in the global Phase 3 MAGNITUDE trial is progressing ahead of our projections and we are tracking to enroll at least 650 patients cumulatively by the end of 2025. We are amending the MAGNITUDE study to expand total enrollment to approximately 1,200 patients from 765 patients, subject to health authority review. Expanding the patient number in the study would provide a more robust dataset, particularly in the stabilizer stratum, which we believe will be very important to patients, clinicians, and payers. This change has no expected impact on previously projected enrollment or financial runway. We expect to complete enrollment in MAGNITUDE in early 2027.

In March 2025, we announced that the U.S. Food and Drug Administration (“FDA”) granted Regenerative Medicine Advanced Therapy (“RMAT”) designation to nex-z for the treatment of ATTR-CM.

In May 2025, we presented Phase 1 wildtype vs. variant ATTR-CM data at the Heart Failure 2025 Meeting in Belgrade, Serbia. The data showed that nex-z reduced TTR production and showed promise for treating both wild-type (“ATTRwt”) and variant (“ATTRv”) ATTR-CM with a favorable safety profile. Absolute TTR levels dropped from 222.4 to 16.5 μg/mL (ATTRwt) and 132.0 to 16.6 μg/mL (ATTRv). Functional capacity and clinical biomarkers were favorably impacted in both patient groups. Evidence of stability or improvement in disease progression markers were observed across both populations at similar rates. The most commonly reported treatment-related adverse events were IRR, which were mild or moderate, and did not result in any discontinuations. Observed liver enzyme abnormalities were not considered serious, were asymptomatic and resolved spontaneously without medical intervention or sequelae.

We expect to present longer-term data from ATTR-CM patients in the Phase 1 study in the second half of 2025. The data will include updated measures of clinical efficacy and safety.

Hereditary ATTR Amyloidosis with Polyneuropathy (“ATTRv-PN”):

In November 2024, we announced that the FDA had cleared our nex-z Investigational New Drug (“IND”) application to initiate the MAGNITUDE-2 pivotal Phase 3 trial for ATTRv-PN. MAGNITUDE-2 is an international, randomized, double-blind, placebo-controlled study to evaluate the efficacy and safety of nex-z in 50 adults with ATTRv-PN. Patients will be randomized 1:1 to receive a single 55 mg infusion of nex-z or placebo. Patients randomized to the placebo arm will be eligible for optional crossover to receive nex-z following month 18. The primary endpoints are the change from baseline in modified Neuropathy Impairment Score +7 (mNIS+7) at month 18 and serum TTR at day 29. The mNIS+7 scale is a validated measure specifically designed to assess and quantify polyneuropathy impairment, including muscle weakness, muscle stretch reflexes, sensory loss and autonomic impairment. In April 2025, we announced that the first patient was randomized and dosed with nex-z in the global Phase 3 MAGNITUDE-2 study. Enrollment is ahead of schedule and we now expect enrollment to be completed in the first half of 2026 to support submission of a BLA or comparable marketing application for nex-z for ATTRv-PN by 2028 and potentially launch nex-z in 2029.

In May 2025, we presented positive two-year follow-up Phase 1 data in an oral presentation at the 2025 Peripheral Nerve Society (“PNS”) Annual Meeting in Edinburgh, United Kingdom. Across patients who received a one-time dose of 0.3 mg/kg or higher (n=33), the mean serum TTR reduction by Day 28 was 90% (corresponding mean absolute serum TTR level of 23.8 µg/mL), with levels remaining virtually unchanged through at least 24 months. Among the 18 patients with 24 month mNIS+7 endpoint assessments, 13 showed improvements of ≥ 4 points, which is considered to be a clinically meaningful threshold. Most of the patients in the cohort who had progressed on patisiran improved, and only a single patient among the 18 had a deterioration of ≥ 4. Nex-z was generally well tolerated across all patients and at all dose levels tested. Treatment-related adverse events were consistent with those described for the cardiomyopathy population.

In September 2025, we will present interim Phase 1 extended data in a symposium at the 5th International ATTR Amyloidosis Meeting for Patients and Doctors in Baveno, Italy.

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

Other Income (Expense), Net

During the three and six months ended June 30, 2025 and 2024, other income (expense), net consists of interest income earned on our cash, cash equivalents, restricted cash equivalents and marketable securities and change in the fair value of our investments.

Results of Operations

The following discussion of the financial condition and results of operations should be read in conjunction with the accompanying condensed consolidated financial statements and the related footnotes thereto.

Comparison of Three Months Ended June 30, 2025 and 2024

The following table summarizes our results of operations:

	Three Months Ended June 30,		Period-to-
	2025	2024	Period Change
	(In thousands)
Collaboration revenue	$14,245	$6,957	$7,288
Operating expenses:
Research and development	97,035	114,207	(17,172)
General and administrative	27,206	31,793	(4,587)
Total operating expenses	124,241	146,000	(21,759)
Operating loss	(109,996)	(139,043)	29,047
Other income (expense), net:
Interest income	7,402	12,422	(5,020)
Change in fair value of investments, net	1,339	(20,354)	21,693
Total other income (expense), net	8,741	(7,932)	16,673
Net loss	$(101,255)	$(146,975)	$45,720

Collaboration Revenue

Collaboration revenue increased by $7.3 million during the three months ended June 30, 2025, as compared to the three months ended June 30, 2024. The increase in collaboration revenue is primarily due to cost reimbursements related to our collaboration with Regeneron.

Research and Development

Research and development expenses decreased by $17.2 million during the three months ended June 30, 2025, as compared to the three months ended June 30, 2024.

The following table summarizes our research and development expenses, together with the changes in those items in dollars and the respective percentages of change:

	Three Months Ended June 30,		Period-to-	Percent
	2025	2024	Period Change	Change
	(In thousands)
External development expenses by program:
Nex-z	$23,958	$14,706	$9,252	63%
Lonvo-z	12,053	10,676	1,377	13%
NTLA-3001	176	1,602	(1,426)	-89%
Unallocated research and development expenses:
Employee-related expenses	21,432	30,878	(9,446)	-31%
Research materials and contracted services	7,930	15,926	(7,996)	-50%
Facility-related expenses	16,502	13,774	2,728	20%
Stock-based compensation	14,059	25,439	(11,380)	-45%
Other	925	1,206	(281)	-23%
Total research and development expenses	$97,035	$114,207	$(17,172)	-15%

The decrease in research and development expenses for the three months ended June 30, 2025 compared to the three months ended June 30, 2024 was primarily attributable to:

•
a $9.3 million increase in external costs related to the development of nex-z, our lead product candidate, primarily due to an increase in spend on contracted services and drug components;

•
a $1.4 million increase in external costs related to the development of lonvo-z, primarily due to an increase in spend on drug components;
•
a $1.4 million decrease in external costs related to the development of NTLA-3001 as we continue to wind down the program as part of our strategic restructuring in 2025;
•
a $9.4 million decrease in employee-related expenses driven primarily by a workforce reduction in January 2025;
•
an $8.0 million decrease in research materials and contracted services primarily driven by a decrease in internal research and development spend, contracted services and drug components;
•
a $2.7 million increase in facility-related expenses primarily related to rent expense allocated to research and development; and
•
an $11.4 million decrease in stock-based compensation driven by our reduced workforce and lower stock price.

General and Administrative

General and administrative expenses decreased by $4.6 million during the three months ended June 30, 2025, as compared to the three months ended June 30, 2024. This was primarily related to a decrease in stock-based compensation, offset in part by increased expenses related to the ongoing buildout of our commercial infrastructure.

Other Income (Expense), Net

The increase in other income, net of $16.7 million is primarily related to a $21.7 million decrease in expense due to the change in fair value of our investments, offset in part by a $5.0 million decrease in interest income.

Comparison of Six Months Ended June 30, 2025 and 2024

The following table summarizes our results of operations:

	Six Months Ended June 30,		Period-to-
	2025	2024	Period Change
	(In thousands)
Collaboration revenue	$30,872	$35,892	$(5,020)
Operating expenses:
Research and development	205,462	226,054	(20,592)
General and administrative	56,213	62,884	(6,671)
Total operating expenses	261,675	288,938	(27,263)
Operating loss	(230,803)	(253,046)	22,243
Other income (expense), net:
Interest income	16,005	25,054	(9,049)
Change in fair value of investments, net	(786)	(26,419)	25,633
Total other income (expense), net	15,219	(1,365)	16,584
Net loss	$(215,584)	$(254,411)	$38,827

Collaboration Revenue

Collaboration revenue decreased by $5.0 million to $30.9 million during the six months ended June 30, 2025, as compared to $35.9 million during the six months ended June 30, 2024. The decrease in collaboration revenue during the six months ended June 30, 2025 is primarily due to the recognition of $21.0 million of previously eliminated intra-entity profit under the license and collaboration agreement with AvenCell in the six months ended June 30, 2024, offset in part by cost reimbursements related to our collaboration with Regeneron in the six months ended June 30, 2025. Refer to Note 7 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for further details.

Research and Development

Research and development expenses decreased by $20.6 million to $205.5 million during the six months ended June 30, 2025, as compared to $226.1 million during the six months ended June 30, 2024.

The following table summarizes our research and development expenses, together with the changes in those items in dollars and the respective percentages of change:

	Six Months Ended June 30,		Period-to-	Percent
	2025	2024	Period Change	Change
	(In thousands)
External development expenses by program:
Nex-z	$47,088	$28,364	$18,724	66%
Lonvo-z	22,721	19,469	3,252	17%
NTLA-3001	2,125	5,239	(3,114)	-59%
Unallocated research and development expenses:
Employee-related expenses	53,538	68,518	(14,980)	-22%
Research materials and contracted services	17,928	29,008	(11,080)	-38%
Facility-related expenses	33,585	27,969	5,616	20%
Stock-based compensation	26,685	45,600	(18,915)	-41%
Other	1,792	1,887	(95)	-5%
Total research and development expenses	$205,462	$226,054	$(20,592)	-9%

The decrease in research and development expenses for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 was primarily attributable to:

•
an $18.7 million increase in external costs related to the development of nex-z, our lead product candidate, primarily due to an increase in spend on contracted services and drug components;
•
a $3.3 million increase in external costs related to the development of lonvo-z, primarily due to an increase in spend on drug components and contracted services;
•
a $3.1 million decrease in external costs related to NTLA-3001 as we continue to wind down the program as part of our strategic restructuring in 2025;
•
a $15.0 million decrease in employee-related expenses driven primarily by a workforce reduction in January 2025;
•
an $11.1 million decrease in research materials and contracted services primarily driven by internal research and development spend, contracted services and drug components;
•
a $5.6 million increase in facility-related expenses primarily related to rent expense allocated to research and development; and
•
an $18.9 million decrease in stock-based compensation driven by our reduced workforce and lower stock price.

General and Administrative

General and administrative expenses decreased by $6.7 million during the six months ended June 30, 2025, as compared to the six months ended June 30, 2024. This decrease was primarily related to a decrease in stock-based compensation, offset in part by increased expenses related to the ongoing buildout of our commercial infrastructure.

Other Income (Expense), Net

The increase in other income, net of $16.6 million is primarily related to a $25.6 million decrease in expense due to the change in fair value of our investments, offset in part by a $9.0 million decrease in interest income.

Liquidity and Capital Resources

Since our inception through June 30, 2025, we have funded our operations through our collaboration agreements, our initial public offering and concurrent private placements, follow-on public offerings, at-the-market offerings and the sale of convertible preferred stock.

As of June 30, 2025, we had $630.5 million in cash, cash equivalents and marketable securities.

At-the-Market Offering Programs

2022 Sale Agreement

In March 2022, we entered into an Open Market Sale Agreement (the “2022 Sale Agreement”) with Jefferies LLC (“Jefferies”), under which Jefferies is able to offer and sell, from time to time in “at-the-market” offerings, shares of our common stock having aggregate gross proceeds of up to $400.0 million. In February 2024, we entered into an amendment to the 2022 Sale Agreement (the “2022 Sale Agreement, as amended”) to increase the size of the at-the-market offering program from $400.0 million to $750.0 million. We agreed to pay cash commissions of up to 3.0% of the gross proceeds of sales of common stock under the 2022 Sale Agreement, as amended. Through June 30, 2025 we have issued 15,981,790 shares of our common stock under the 2022 Sale Agreement, as amended. During the three and six months ended June 30, 2025, we issued 1,459,257 shares of our common stock, in a series of sales, at an average price of $9.64 per share, in accordance with the 2022 Sale Agreement, as amended, for aggregate net proceeds of $13.7 million, after payment of cash commissions. As of June 30, 2025, $0.3 million of these proceeds are included in “Prepaid expenses and other current assets” on our condensed consolidated balance sheet, representing offerings with trade dates in June 2025 that were settled in July 2025. As of June 30, 2025, $235.1 million in shares of common stock remain eligible for sale under the 2022 Sale Agreement, as amended.

Funding Requirements

Our primary uses of capital are, and we expect will continue to be, research and development research materials and contracted services, clinical trial costs, compensation and related expenses, laboratory and office facilities, research supplies, legal and regulatory expenses, patent prosecution filing and maintenance costs for our licensed IP, milestone and royalty payments and general overhead costs. During 2025, we expect our expenses to decrease compared to prior periods as a result of our strategic reorganization in January 2025, as we focus resources on high value programs within our pipeline, such as lonvo-z and nex-z, to ensure efficient execution, achieve near-term clinical milestones, and prepare for commercial launch.

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

Outlook

Based on our research and development plans and our expectations related to the progress of our programs, we expect that our cash, cash equivalents and marketable securities as of June 30, 2025, as well as research and cost reimbursement funding from our collaboration agreements, will enable us to fund our ongoing operating expenses and capital expenditure requirements into the first half of 2027 and into the anticipated first commercial launch, excluding any potential milestone payments or extension fees that could be earned and distributed under our collaboration agreements or any strategic use of capital not currently in the base case planning assumptions. We have based this estimate on current assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect.

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

Cash Flows

The following is a summary of cash flows:

	Six Months Ended June 30,
	2025	2024
	(In thousands)
Net cash used in operating activities	$(248,552)	$(178,848)
Net cash provided by (used in) investing activities	201,238	(18,289)
Net cash provided by financing activities	14,652	101,238

Net cash used in operating activities

Net cash used in operating activities of $248.6 million during the six months ended June 30, 2025 primarily consists of a net loss of $215.6 million, further reduced by accretion of investment discounts of $3.9 million and net changes in operating assets and liabilities of $78.7 million. Included in the net cash used in operating activities is approximately $65.0 million of non-recurring cash payments associated with our previously announced portfolio prioritization, workforce reduction, and real estate consolidation. These decreases are offset in part by stock-based compensation of $43.9 million, $0.8 million in net adjustments to the fair value of our investment in Kyverna and depreciation expense of $5.0 million.

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

Net cash provided by (used in) investing activities

During the six months ended June 30, 2025, our investing activities provided cash of $201.2 million. The increase in the six months ended June 30, 2025 is primarily due to $202.2 million in maturities of marketable securities (net of purchases) offset by $1.0 million in cash for the purchase of property and equipment.

During the six months ended June 30, 2024 our investing activities used cash of $18.3 million. The decrease is primarily due to $14.8 million of marketable securities purchased (net of maturities), and $3.5 million in cash for the purchase of property and equipment.

Net cash provided by financing activities

Net cash provided by financing activities of $14.7 million during the six months ended June 30, 2025 includes $13.4 million in net proceeds from at-the-market offerings and $1.2 million in cash received from the issuance of shares through our employee stock purchase plan.

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

Contractual Obligations

There were no material changes to our contractual obligations during the six months ended June 30, 2025 other than those described within Note 9, “Leases” in the notes to condensed consolidated financial statements. For a complete discussion of our contractual obligations, please refer to our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report for the year ended December 31, 2024.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of June 30, 2025, we had cash equivalents, restricted cash equivalents and marketable securities of $530.3 million consisting of interest-bearing money market accounts, corporate and financial institution debt securities and U.S. Treasury and other government-backed securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are primarily in marketable securities. Due to the short-term duration of our investment portfolios and the low risk profile of our investments, we do not believe an immediate change of 100 basis points, or one percentage point, would have a material effect on the fair market value of our investment portfolio. Declines in interest rates, however, would reduce future investment income.

We do not have any foreign currency or derivative financial instruments. Inflation generally affects us by increasing our cost of labor and program costs. We do not believe that inflation had a material effect on our results of operations during the six months ended June 30, 2025.

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

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2025.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Gonzalez v. Intellia Therapeutics, Inc.

On February 11, 2025, a purported stockholder of the Company filed a lawsuit, captioned Gonzalez v. Intellia Therapeutics, Inc., No. 1:25-cv-01353 (D. Mass.), in the U.S. District Court for the District of Massachusetts against the Company and certain of our officers asserting claims under Sections 10(b) and 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934 (the “Exchange Act”) on behalf of a putative class of stockholders. On May 26, 2025, the court entered an order appointing co-lead plaintiffs and, on July 23, 2025, co-lead plaintiffs filed an amended complaint. The amended complaint alleges the defendants made certain false and/or misleading statements between January 4, 2024 and January 8, 2025, relating to the Company’s NTLA-3001 program and the demand for viral-based editing. The amended complaint seeks unspecified damages, interest, reasonable attorneys’ fees and other costs.

Aiello v. Bhanji et al.

On May 15, 2025, a purported stockholder of the Company filed a stockholder derivative lawsuit, captioned Aiello v. Bhanji et al.(C.A. No. 2025-0543-BWD), in the Court of Chancery of the State of Delaware against certain of the Company’s current and former directors (the “Individual Defendants”) and the Company as a nominal defendant. The complaint alleges claims for breach of fiduciary duty, unjust enrichment, and waste of corporate assets against the Individual Defendants based on, among other things, allegations of allegedly excessive compensation to the Company’s non-employee directors. The complaint seeks unspecified damages and restitution of compensation and other benefits from the Individual Defendants, corporate governance reforms from the Company, reasonable attorneys’ fees and other costs. On July 11, 2025, the Company and Individual Defendants filed answers to the complaint.

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

Summary of the Material Risks Associated with Our Business

•
CRISPR genome editing technology has only recently been clinically validated for human therapeutic use.
•
The approaches we are taking to discover and develop novel therapeutics using CRISPR systems are unproven and may never lead to marketable products.
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
•
Negative public opinion and increased regulatory scrutiny of CRISPR use, genome editing or gene therapy may damage public perception of the safety of our product candidates and adversely affect our ability to conduct our business or obtain regulatory approvals for such product candidates.
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
•
In vivo genome editing products and ex vivo engineered cell therapies based on CRISPR genome editing technology are novel, complex and difficult to manufacture.
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

Risks Related to Our Business

Risks Related to Preclinical and Clinical Development

CRISPR genome editing technology has only recently been clinically validated for human therapeutic use.

We are focused on developing novel therapeutics utilizing CRISPR genome editing technology, including in vivo therapies and ex vivo engineered cell therapies. Although there have been significant advances in recent years in the fields of gene therapy and genome editing, in vivo CRISPR-based genome editing technologies are relatively new and their therapeutic utility is largely unproven. Our approach to developing therapies centers on using CRISPR technology to alter, introduce or remove genetic information in vivo to treat various disorders, or to engineer human cells ex vivo to create therapeutic cells that can be introduced into the human body to address the underlying disease.

The approaches we are taking to discover and develop novel therapeutics using CRISPR systems are unproven and may never lead to marketable products.

Successful development of products by us will require solving a number of issues, including developing or obtaining technologies to safely deliver a therapeutic agent into target cells within the human body or engineer human cells while outside of the body such that the modified cells can have a therapeutic effect when delivered to the patient, optimizing the efficacy and specificity of such products, and demonstrating the therapeutic selectivity, efficacy, potency, purity and safety of such products. There can be no assurance we will be successful in solving any or all of these issues. With regards to CRISPR-based therapies specifically, we are in clinical-stage development for nex-z and lonvoguran-z, (“lonvo-z”, also known as NTLA-2002) and advancing towards clinical testing for our other in vivo and ex vivo product candidates. Although one CRISPR-edited ex vivo therapy has been approved in the United States (“U.S.”) and European Union (“EU”), no genome editing in vivo therapy has been approved in the U.S., EU countries or other key jurisdictions, and the potential to successfully obtain approval for any of our CRISPR product candidates remains uncertain.

If we are unable to develop viable product candidates, achieve regulatory approval for any such product candidate or market and sell any resulting product, we may never achieve profitability.

Our future success also is highly dependent on the successful development of CRISPR-based genome editing technologies, cellular delivery methods and therapeutic applications for the indications on which we have focused our ongoing research and development efforts. We may decide to alter or abandon these programs as new data become available and we gain experience in developing CRISPR-based therapeutics. We cannot be sure that our CRISPR efforts and technologies will yield satisfactory products that are safe and effective, sufficiently pure or potent, manufacturable, scalable or profitable in our selected indications or any other indication we pursue. We cannot guarantee that progress or success in developing any particular CRISPR-based therapeutic product will translate to other CRISPR-based products.

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

Because these are new therapeutic approaches, discovering, developing, manufacturing and commercializing our product candidates may subject us to a number of challenges or delays in completing our preclinical studies and initiating or completing clinical trials. We also may experience numerous unforeseen events during, or as a result of, any current or future clinical trials that we conduct, which could delay or prevent our ability to receive marketing approval or commercialize our product candidates, including:

•
challenges in obtaining regulatory authorization or approval to conduct clinical trials in the U.S. from the FDA through an investigational new drug (“IND”) application or from other regulatory agencies outside the U.S., such as the United Kingdom (“U.K.”) Medicines and Healthcare products Regulatory Agency (“MHRA”) or the European Medicines Agency (“EMA”), through corresponding applications, such as a clinical trial application, a clinical trial notification or a clinical trial exemption, because these agencies have very limited or no experience with the clinical development of CRISPR-based therapeutics, particularly in vivo therapeutics, which may require additional significant testing or data compared to more traditional therapies or otherwise delay the development of our product candidates;
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
•
the FDA or other regulatory authorities may revise the requirements for authorizing our clinical trials or approving our product candidates, or their interpretation of the authorization or approval requirements may not be what we anticipate or require us to adopt Risk Evaluation and Mitigation Strategy (“REMS”) as a condition of approval; and
•
we may not ultimately obtain regulatory approval for a BLA, or corresponding applications outside the U.S., such as a marketing authorization application in the U.K. and other similar regulatory authorities, which may have very limited or no experience with the clinical development of CRISPR-based therapeutics, particularly in vivo therapeutics.

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

To date, most human clinical trials utilizing either in vivo or ex vivo CRISPR-based therapeutics are still at a clinical stage, with only one ex vivo CRISPR-based therapeutic product approved in the U.S. and EU. We have ongoing clinical trials in various countries for nex-z for transthyretin (“ATTR”) amyloidosis and lonvo-z for hereditary angioedema (“HAE”). There is no certainty that the FDA or other similar agencies will continue to apply to all our CRISPR product candidates the same regulatory pathway and requirements it is applying to other in vivo therapies or ex vivo engineered therapeutics.

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

We may experience manufacturing delays or other issues that prevent us from executing the clinical trials for nex-z and lonvo-z or our other product candidates on the timeline we expect. Moreover, we cannot guarantee that the FDA, MHRA, EMA, or other regulatory authorities will not change their requirements in the future or that they will approve amendments to our INDs or equivalent regulatory filings, including for nex-z and lonvo-z, or our other product candidates, on the timeline we expect.

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

From time to time, we may disclose interim data from our clinical trials, such as the interim results of our ongoing Phase 1 study of nex-z or Phase 1/2 study of lonvo-z. Interim data from clinical trials that have not been completed are subject to the risk that the later results may be materially different as patient enrollment continues. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Consequently, interim data should be viewed with caution until we make the final data and analysis available.

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

Negative public opinion and increased regulatory scrutiny of CRISPR use, genome editing or gene therapy may damage public perception of the safety of our product candidates and adversely affect our ability to conduct our business or obtain regulatory approvals for such product candidates.

Gene therapy in general, and genome editing in particular, remain novel technologies, with only a limited number of gene therapy products, and only one ex vivo genome editing product, approved to date in the U.S. and EU. Public perception may be influenced by claims that gene therapy or genome editing, including the use of CRISPR, is unsafe or unethical, or carries an undue risk of side effects, such as improper modification of a gene sequence in a patient’s chromosome that could lead to disease such as cancer, and gene therapy or genome editing may not gain the acceptance of the public or the medical community. In particular, our success will depend upon physicians who specialize in the treatment of diseases targeted by our product candidates prescribing our product candidates in lieu of, or in addition to, existing treatments with which they are more familiar and for which greater clinical data may be available. In addition, responses by the U.S., state or foreign governments to negative public perception or ethical concerns may result in new legislation or regulations that could limit our ability to develop or commercialize any product candidates, obtain or maintain regulatory approval or otherwise achieve profitability. More restrictive statutory regimes, government regulations or negative public opinion could have an adverse effect on our business, financial condition and results of operations and prospects, and may delay or impair the development and commercialization of our product candidates or demand for any products we may develop. For example, certain gene therapy trials led to several well-publicized adverse events, including cases of leukemia and death. Serious adverse events, such as these, in our clinical trials, or other clinical trials involving gene therapy or genome editing products or our competitors’ products, even if not ultimately attributable to the relevant product candidates, and the resulting publicity could result in increased government regulation, unfavorable public perception, potential regulatory delays in the testing or approval of our product candidates, stricter labeling requirements for those product candidates that are approved and a decrease in demand for any such product candidate. In addition, the use of genome editing technology by third parties in areas that are not being pursued by us, such as for targeting and editing of embryonic cells, could adversely impact public and governmental perceptions regarding the ethics and risks of CRISPR technology and lead to social or legal changes that could limit our ability to apply the technology to develop human therapies addressing disease. For example, reports of the use of CRISPR in China and Russia to edit embryos in utero have generated, and may continue to generate, negative public perception about the use of the technology in humans. Negative public and governmental perception of the technology, or additional governmental regulation of our technologies, could also adversely affect our stock price or our ability to enter into revenue generating collaborations or obtain additional funding from the public markets.

Risks Related to the Industry

Inconclusive results, lack of efficacy, adverse events or additional safety concerns in clinical trials that we or others conduct may impede the regulatory approval process or overall market acceptance of our product candidates.

Therapeutic applications of genome editing technologies, and CRISPR in particular, for both in vivo products and ex vivo products, are uncertain and must undergo rigorous clinical trials and regulatory review before receiving marketing authorization. If the results of our clinical studies or those of any other third parties, including with respect to genome editing technology or engineered cell therapies, are inconclusive or fail to show efficacy or if such clinical trials give rise to safety concerns or adverse events, we may:

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
•
be sued; or
•
experience damage to our reputation.

Additionally, our product candidates could potentially cause other adverse events that have not yet been predicted and the potentially permanent nature of genome editing effects, including CRISPR’s effects, on genes or novel cell therapies in the organs of the human body may make these adverse events irreversible. The inclusion of critically ill patients in our clinical studies or those of our competitors may result in deaths or other adverse medical events, including those due to other therapies or medications that such patients may be using. Any of these events could prevent us from achieving or maintaining regulatory approval or market acceptance of our product candidates and impair our ability to achieve profitability.

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

We are at a clinical stage of development and our technology and approach has not yet led, and may never lead, to the approval or commercialization of any of our product candidates, including nex-z for ATTR amyloidosis, lonvo-z for HAE, or to our other preclinical stage product candidates being deemed appropriate for clinical development and ultimately approval by a regulatory agency. Even if we are successful in building our pipeline of product candidates, completing clinical development, establishing the necessary manufacturing processes and capabilities, obtaining regulatory approvals and commercializing product candidates will require substantial additional funding and are subject to the risks of failure inherent in therapeutic product development. Investment in biopharmaceutical product development involves significant risk that any potential product candidate will fail to demonstrate acceptable safety and efficacy profiles, gain regulatory approval, or become commercially viable.

We cannot provide any assurance that we will be able to successfully advance any of our product candidates, including nex-z, lonvo-z, or product candidates developed through our collaborations, through the entire research and development process. Any of our other programs may show promise yet fail to yield product candidates for clinical development or commercialization for many reasons. For more information regarding these risks, see the above risk factor section entitled “Risks Related to Preclinical and Clinical Development.”

Even if we obtain regulatory approval of any product candidates, such candidates may not gain market acceptance among physicians, patients, hospitals, third party payors and others in the medical community.

The use of the CRISPR system to create genome editing-based therapies is a recent development and may not become broadly accepted by patients, healthcare providers, third party payors and other stakeholders. A variety of factors will influence whether our product candidates are accepted in the market, including, for example:

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

Even if our products achieve market acceptance, we may not be able to maintain that market acceptance over time if new products or technologies are introduced that are more favorably received than our products, are more cost effective or render our products obsolete. In addition, adverse publicity due to the ethical and social controversies surrounding the therapeutic in vivo use of CRISPR, genome edited modified cells, or other therapeutics mediums, such as viral vectors that we may use in our clinical trials may limit market acceptance of our product candidates. If our product candidates are approved but fail to achieve market acceptance among physicians, patients, hospitals, third party payors or others in the medical community, we will not be able to generate significant revenue. Our efforts to educate the healthcare providers, patients and third party payors about our products may require significant resources and may never be successful.

Risks Related to Intellectual Property

Risks Related to Third Party and Licensed Intellectual Property

*Third party claims of intellectual property infringement against us, our licensors or our collaborators may prevent or delay our product discovery, research, development, and/or commercialization efforts.

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

For example, through a license agreement between Caribou Biosciences, Inc. and us (the “Caribou License”), we sublicense the rights of the Regents of the University of California and the University of Vienna (collectively, “UC/Vienna”) to a worldwide patent portfolio that covers methods of use and compositions relating to engineered CRISPR systems for, among other things, cleaving or editing DNA and altering gene product expression in various organisms, including eukaryotic cells. We sublicense the UC/Vienna rights to this patent portfolio for human therapeutic, prophylactic and palliative uses, including companion diagnostics, except for anti-fungal and anti-microbial uses. Because UC/Vienna co-own this portfolio with Dr. Emmanuelle Charpentier (who has separately licensed her rights to other parties), we refer to this co-owned worldwide patent portfolio as the “UC/Vienna/Charpentier patent family.” In addition, we have granted further sublicenses to this portfolio to our collaborators in certain fields of use. The UC/Vienna/Charpentier patent portfolio to-date includes, for example, multiple granted, allowed, and/or allowable patent applications in the U.S., as well as granted patents from the European Patent Office, the United Kingdom’s Intellectual Property Office, the German Patent and Trade Mark Office, Australia’s Intellectual Property agency and China’s Intellectual Property Office, among others.

Third parties could assert, and have in the past asserted, that our licensors do not have rights to the licensed patents and/or patent applications (such as, in the case of the Caribou License, the UC/Vienna/Charpentier patent family), including inventorship and ownership rights to currently issued or allowable patents. In addition, third parties could assert, and have asserted, that our licensors, or any rights owned by our licensors, such as UC/Vienna/Charpentier, are limited. If such third parties were found to have rights to patents or patent applications covering our licensed technology (such as CRISPR technology), they could assert that we infringe such patents and, as discussed above, we may be required to obtain rights from such parties (e.g., by obtaining a license) or cease our development and commercialization efforts. Even if such third parties are not ultimately successful in their claims, such assertions could result in significant costs or delays to our programs.

For example, various patent applications within the UC/Vienna/Charpentier patent family and the Broad Institute patent family have been involved in patent interferences and other patent challenges in the U.S. and other jurisdictions, in which the respective owners have alleged, and are alleging, that they invented and/or own intellectual property claiming overlapping aspects of CRISPR systems. Specifically, certain patent applications within the UC/Vienna/Charpentier patent family, licensed to us under the Caribou License, covering certain aspects of CRISPR systems to edit genes in eukaryotic cells, including human cells (collectively, the “UC/Vienna/Charpentier eukaryotic patent family”) have been the subject of patent interferences involving patents and patent applications co-owned by the Broad Institute, Massachusetts Institute of Technology, the President and Fellows of Harvard College and the Rockefeller University (collectively, the “Broad Institute”) that also claim CRISPR systems to edit genes in eukaryotic cells (collectively, the “Broad Institute patent family”). For example, on June 25, 2019, the Patent Trial and Appeal Board (“PTAB”) of the U.S. Patent and Trademark Office (“USPTO”) declared an interference between the UC/Vienna/Charpentier eukaryotic patent family and the Broad Institute patent family to determine which research group first invented the use of the CRISPR technology in eukaryotic cells and, therefore, is entitled to the U.S. patents covering that invention. The interference involved 14 allowable patent applications from the UC/Vienna/Charpentier eukaryotic patent family and 13 patents and one patent application from the Broad Institute patent family. On February 28, 2022, the PTAB issued a Decision of Priority and Judgment in the interference finding that the Broad Institute patent family has priority over the UC/Vienna/Charpentier patent family with respect to the subject matter of the interference. Both parties filed appeals to the United States Court of Appeals for the Federal Circuit as Case Nos. 22-1594 and 22-1653 (the “Interference Appeal”), and the oral argument occurred on May 7, 2024. On May 12, 2025, the Federal Circuit panel issued its decision in the Interference Appeal. The Federal Circuit (a) vacated the PTAB’s finding that the Broad Institute was the first to invent the use of CRISPR technology in eukaryotic cells, (b) returned the case to the PTAB to determine which research group was the first to invent the use of CRISPR technology in eukaryotic cells under the correct legal standard, (c) affirmed the PTAB’s finding that the first application filed by UC/Vienna/Charpentier lacked written description support, and (d) dismissed the Broad Institute’s cross-appeal. After neither party requested rehearing of the Federal Circuit panel’s decision, the mandate issued and the interference was returned to the PTAB for further proceedings.

In addition, on December 14, 2020, the PTAB declared an interference between the same 14 allowable patent applications in the UC/Vienna/Charpentier eukaryotic patent family, and one patent application owned by ToolGen, Inc. And, on June 21, 2021, the PTAB declared another interference between the same 14 allowable patent applications in the UC/Vienna/Charpentier eukaryotic patent family and one patent application owned by Sigma-Aldrich Co. LLC (a subsidiary of Merck KGaA). Because the patent applications involved in these interferences also purport to cover the use of CRISPR for gene editing in eukaryotic cells, the PTAB seeks to determine between the various groups which one invented first and is entitled to the resulting U.S. patents. A decision on motions issued in the ToolGen interference on September 28, 2022, and the priority phase of that interference was suspended until a mandate concludes the Interference Appeal. The Sigma-Aldrich interference is in its motions phase, and an order scheduling oral argument issued on October 24, 2022. In addition, other third parties, such as Vilnius University (whose patents we have sublicensed under our Caribou Agreement) and Harvard University, filed patent applications claiming CRISPR-related inventions around or within a year after the first patent application filed in the UC/Vienna/Charpentier patent family and allege (or may allege) that they invented one or more of the inventions claimed by UC/Vienna/Charpentier before UC/Vienna/Charpentier. If the USPTO deems the scope of any of such third party’s claims sufficiently overlap with the allowable claims from the applicable patent applications in the UC/Vienna/Charpentier patent family, the USPTO could declare other interference proceedings to determine the actual inventor of such claims.

If either the Broad Institute, ToolGen or Sigma-Aldrich were to succeed in any of their respective interferences, or if other third parties, such as Vilnius University or Harvard University, pursue claims and succeed in such claims, the prevailing party or parties could assert its issued patents against us based on our CRISPR-based activities, including research, development, and commercialization of our product candidates or resulting products. In addition, such claims could result in the loss of rights to certain patents and patent applications in the UC/Vienna/Charpentier patent family and, thus, we (and our sublicensees) could lose the benefits that we obtained under our Caribou License to the UC/Vienna/Charpentier patent family. The prevailing party may also assert similar infringement claims against our existing or potential collaborators, clinical investigators, CMOs, CROs, consultants or vendors, and we may be obligated to defend and/or indemnify those parties against such infringement claims. As discussed above, such allegations or litigation may affect our ability to market and sell CRISPR-based human therapeutics and may result in significant costs or delays to our programs.

Further, many third parties, including the third parties described above, have also filed patent applications and obtained patents covering aspects of the CRISPR technology in other key jurisdictions, including the EU members, the U.K., China and Japan. If these patents are deemed valid and cover our product candidates or related activities, we could be prevented from developing and/or commercializing all or some of our product candidates, or the resulting products, unless we license the relevant intellectual property or avoid it.

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

The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our owned and licensed patents may be challenged in the courts or patent offices in the U.S. and abroad. There is a substantial amount of litigation as well as administrative proceedings for challenging patents, including interference, derivation, reexamination, and other post-grant proceedings before the USPTO and oppositions and other comparable proceedings in foreign jurisdictions, involving patents and other intellectual property rights in the biotechnology and pharmaceutical industries, and we expect this to be true for the CRISPR space as well. As discussed above, a number of third parties have filed oppositions challenging the validity, and seeking the revocation, of several CRISPR genome editing patents granted to UC/Vienna/Charpentier by the European Patent Office (“EPO”). U.S. law also provides for other procedures to challenge patents, including inter partes reviews, post-grant reviews and, in certain circumstances, interference or derivation proceedings, which add uncertainty to the possibility of challenge to our developed or licensed patents and patent applications in the future. See the above risk factor entitled “Third party claims of intellectual property infringement against us, our licensors or our collaborators may prevent or delay our product discovery, research, development and/or commercialization efforts.”

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

We are not profitable and have incurred losses in each period since our inception. Our net loss was $215.6 million for the six months ended June 30, 2025. As of June 30, 2025, we had an accumulated deficit of $2,393.0 million. We expect these losses to increase as we continue to incur significant research and development and other expenses related to our ongoing operations, seek regulatory approvals for our future product candidates, scale-up manufacturing capabilities, maintain, expand and protect our intellectual property portfolio and hire additional personnel to support the development of our product candidates and to enhance our operational, financial and information management systems. We expect to finance our operations through a combination of collaboration revenue, equity or debt financings or other sources, which may include collaborations with third parties.

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

Risks Related to Manufacturing and Supply

In vivo genome editing products and ex vivo engineered cell therapies based on CRISPR genome editing technology are novel, complex and difficult to manufacture.

The manufacturing processes used to produce CRISPR-based in vivo genome editing product candidates and ex vivo engineered cell therapy product candidates are novel and complex. In addition, our manufacturing processes may require components that are difficult to obtain or manufacture at the necessary quantities and in accordance with regulatory requirements. Several factors could cause production interruptions, including equipment malfunctions; facility unavailability or contamination; raw material cost, shortages or contamination; natural disasters, such as pandemics or other outbreaks or similar public health crises; disruption in utility services; human error; insufficient personnel; inability to meet legal or regulatory requirements; or disruptions in the operations of our suppliers.

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

We are currently conducting our Phase 3 clinical trials of nex-z and lonvo-z, and may in the future conduct clinical trials for our other product candidates, outside the U.S. The acceptance of data from clinical trials conducted outside the U.S. or another jurisdiction by the FDA or comparable foreign regulatory authority may be subject to certain conditions or may not be accepted at all. The FDA will generally not consider the data from a foreign clinical trial not conducted under an IND unless (i) the trial was well-designed and well-conducted in accordance with good clinical practice (“GCP”) requirements, including requirements for the design, conduct, performance, monitoring, auditing, recording, analysis, and reporting of clinical trials in a way that provides assurance that the data and reported results are credible and accurate and that the rights, safety, and well-being of trial subjects are protected, and (ii) the FDA is able to validate the data from the trial through an onsite inspection, if necessary. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical powering, must be met. Many foreign regulatory authorities have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any comparable foreign regulatory authority will accept data from trials conducted outside of the U.S. or the applicable jurisdiction. If the FDA or any comparable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which could be costly and time-consuming, and which may result in product candidates that we may develop not receiving approval for commercialization in the applicable jurisdiction.

We have received orphan drug designation for nex-z and lonvo-z and may in the future seek orphan drug designation for some of our other product candidates, but we may be unable to obtain such designations or to maintain the benefits associated with orphan drug status, including market exclusivity, which may cause our revenue, if any, to be reduced.

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

We have received orphan drug designation from the FDA for nex-z for the treatment of ATTR amyloidosis and from the FDA and EC for lonvo-z for the treatment of HAE. We may seek orphan drug designation for some of our other product candidates in orphan indications in which there is a medically plausible basis for the use of these product candidates. Even where we obtain orphan drug designation, exclusive marketing rights in the U.S. may be limited if we seek approval for an indication broader than the orphan designated indication and may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition. In addition, although we intend to seek orphan drug designation for other product candidates, we may never receive such designations.

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

We have received regenerative medicine advanced therapy (“RMAT”) designation by the FDA for nex-z for the treatment of ATTRv-PN and for lonvo-z for the treatment of HAE, and may in the future seek such designation for some of our other product candidates, but such designation may not actually lead to a faster development or regulatory review or approval process and we may be unable to obtain or maintain the benefits associated with such designation.

We have received the RMAT designation from the FDA for nex-z for the treatment of ATTRv-PN and lonvo-z for the treatment of HAE. A product candidate is eligible for RMAT designation if: (1) it is a cell therapy, therapeutic tissue engineering product, human cell or tissue product, or a combination product using any such therapies or products; (2) it is intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition; and (3) there is preliminary clinical evidence that indicates that the product candidate has the potential to address unmet medical needs for such disease or condition. This program is intended to facilitate efficient development and expedite review of RMATs. A BLA for a product candidate with RMAT designation may be eligible for priority review or accelerated approval through (1) surrogate or intermediate endpoints reasonably likely to predict long-term clinical benefit or (2) reliance upon data obtained from a meaningful number of sites. Benefits of such designation also include early interactions with the FDA to discuss any potential surrogate or intermediate endpoint to be used to support accelerated approval. A product candidate that has RMAT designation and is subsequently granted accelerated approval and is subject to post-approval requirements may fulfill such requirements through the submission of clinical evidence, clinical studies, patient registries, or other sources of real-world evidence, such as electronic health records, the collection of larger confirmatory data sets, or post-approval monitoring of all patients treated with such therapy prior to its approval. RMAT designation is within the discretion of the FDA. Accordingly, even if we believe one of our product candidates meets the criteria for RMAT designation, the FDA may disagree and instead determine not to grant such designation. In any event, the receipt of RMAT designation for a product candidate may not result in a faster development process, review or approval compared to product candidates considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, even if one or more of our product candidates qualifies for RMAT designation, the FDA may later decide that the product candidate no longer meets the conditions for qualification.

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

As part of our business strategy, we may pursue acquisitions or licenses of assets or acquisitions of businesses, or disposition of assets or technologies. For example, in February 2022, we announced the acquisition of Rewrite in order to add additional capabilities to our growing platform, which acquisition included an exclusive license from the Regents of the University of California under certain patents related to DNA writing technology. We also may pursue strategic alliances and joint ventures that leverage our core technology and industry experience. If we decide to collaborate with other companies to discover, develop and commercialize therapeutic products, we face significant competition in seeking appropriate collaborators because, for example, third parties have comparable rights to the CRISPR system or similar genome editing technologies. In addition, we have limited experience with acquiring, disposing of or licensing assets or forming strategic alliances and joint ventures. Our ability to reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. If we are unable to reach agreements with suitable collaborators on a timely basis, on acceptable terms, or at all, we may have to curtail, delay or abandon discovery efforts or development programs, and the development, manufacture or commercialization of a product candidate, or increase our expenditures and undertake these activities at our own expense. If we elect to fund and undertake discovery, development, manufacturing or commercialization activities on our own, we may need to obtain additional expertise and additional capital, which may not be available to us on acceptable terms or at all. If we fail to enter into collaborations and do not have sufficient funds or expertise to undertake the necessary discovery, development, manufacturing and commercialization activities, we may not be able to further develop our product candidates, manufacture the product candidates, bring them to market or continue to develop our technology and our business may be materially and adversely affected. Furthermore, we may not identify or complete these transactions in a timely manner, on a cost-effective basis, or at all, and we may not realize the anticipated benefits of any acquisition, license, strategic alliance or joint venture.

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

While we may use AI platforms and tools internally when appropriate for our business, we have undertaken measures to restrict the use of public AI platforms by our employees. However, the use of public AI platforms by people, including our vendors, suppliers and contractors, with access to our proprietary and confidential information, including trade secrets, may continue to increase and may lead to the release of such information, which may impact our ability to realize the benefit of our intellectual property and/or give risk to legal and business risks. We have a process that assesses risks and opportunities for AI deployed at Intellia. However, the continued rapid evolution of AI will require the application of significant resources to ensure that our use of the AI platforms and tools internally is implemented in accordance with applicable law and regulation in a socially responsible manner and to minimize any real or perceived unintended harmful impacts thereof.

A growing number of legislatures and regulators are adopting laws and regulations and have focused enforcement efforts on the adoption of AI, and use of such technologies in compliance with ethical standards and societal expectations. These developments may increase our compliance burden and costs in connection with use of AI and lead to legal liability if we fail to meet evolving legal standards or if use of such technologies results in harms or other causes of action we did not predict. For example, the EU’s Artificial Intelligence Act (“AI Act”) entered into force on August 1, 2024, with most provisions becoming effective on August 2, 2026. This legislation imposes significant obligations on providers and deployers of AI systems, and encourages providers and deployers of AI systems to account for EU ethical principles in their development and use of these systems. The scope of requirements depends on legal and risk determinations that rely on novel legal provisions that have not yet been interpreted by courts or regulators, and non-compliance can lead to significant fines.

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

Specific to our lonvo-z program, we are aware of other companies that are currently commercializing or developing products used to treat HAE, including ADARx Therapeutics, Inc., Astria Therapeutics Inc., BioCryst Pharmaceuticals Inc., CSL Limited, Ionis Pharmaceuticals, Inc., KalVista Pharmaceuticals, Inc., Pharming Group N.V., Pharvaris N.V. and Takeda Pharmaceutical Company Limited.

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

Our competitors will also include companies that are or will be developing other genome editing methods as well as small molecules, biologics, in vivo gene therapies, engineered cell therapies and nucleic acid-based therapies for the same indications that we are targeting with our CRISPR-based therapeutics.

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

Even if we are successful in selecting and developing any product candidates, in order to compete successfully we may need to be first-to-market or demonstrate that our CRISPR-based products are superior to therapies based on the same or different treatment methods. If we are not first-to-market or are unable to demonstrate such superiority, any products for which we are able to obtain approval may not be commercially successful. Furthermore, in certain jurisdictions, if a competitor has orphan drug status for a product and if our product candidate is determined to be contained within the scope of a competitor’s orphan drug exclusivity, then approval of our product for that indication or disease could potentially be blocked, for example, for up to seven years in the U.S. and 10 years in the EU.

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
•
broad consumer privacy and data protection laws have been or are predicted to be passed in a number of additional states. Many state privacy and data protection laws differ from each other in significant ways, and it is not yet fully clear how these laws will be enforced and interpreted. In addition, other states have passed laws regulating specific aspects of privacy. For example, the State of Washington passed a law, effective as of March 31, 2024, that regulates health and medical information that is not subject to HIPAA. Similar laws have been passed in Connecticut and Nevada. Additionally, a small number of states have enacted laws that specifically target the collection and use of biometric information. Furthermore, other U.S. states have enacted stringent data security laws; and
•
around the world, many countries have enacted laws that regulate data protection. In the European Economic Area (“EEA”), the collection and use of personal data is regulated by the GDPR and the member states’ related data protection and privacy laws. As the GDPR applies not only to businesses that are established within the EEA or the U.K. but also to any business that offers goods or services to individuals in those territories, it could apply to us. The GDPR imposes strict requirements, including requirements to ensure an appropriate legal basis or condition applies to the processing of personal data, special protections for “sensitive” personal data which includes health and genetic information of individuals in the EEA or the U.K.; disclosures about the personal data use; information retention limitations; mandatory data breach notification requirements; and additional oversight obligations relating to third parties retained to process the personal data. The GDPR grants or enhances the rights of individuals with respect to their personal data, including the rights to object to the processing of the data and request deletion of the same. In addition, the GDPR includes strict requirements on, and prohibits, the transfer of personal data subject to GDPR to jurisdictions that have not been deemed by competent authorities to offer “adequate” privacy protections (“third countries”), unless a derogation exists or a valid GDPR transfer mechanism (for example, the EC approved Standard Contractual Clauses, certification to the EU-U.S. Data Privacy Framework (which allows for transfers for relevant

U.S.-based organizations who self-certify compliance and participate in the framework) and the U.K. International Data Transfer Agreement/Addendum) has been put in place and a transfer impact assessment has been carried out. Our compliance with international data transfer obligations under the GDPR, where applicable, may require significant effort and cost, and may limit our ability to transfer such personal data to other jurisdictions or to work with certain service providers that process personal data, and may require us to make strategic considerations around where such personal data is stored. Further, although the EC has acknowledged that the U.K. currently has adequate protections for international data transfers, there may be developments related to the U.K.’s withdrawal from the EU (“Brexit”) in the future that result in additional costs and operational challenges in complying with the U.K. GDPR and any other developments regulating the transfer of personal data between the U.K. and EU. For example, the U.K. government has introduced a Data Use and Access Bill (the “U.K. Bill”) into the U.K. legislative process, which has passed. The aim of the U.K. Bill is to reform the U.K.’s data protection regime following Brexit. The U.K. Bill may have the effect of further altering the similarities between the U.K. and EEA data protection regime and threaten the U.K. adequacy decision from the EC. Failure to comply with the requirements of the GDPR may result in warning letters, mandatory audits, orders to cease/change the use of data, and financial penalties, including fines of up to 4% of global revenues, or 20.0 million Euros (17.5 million GBP in the U.K.), whichever is greater. Moreover, data subjects can seek damages for violations, and non-profit organizations can bring claims on behalf of data subjects.

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

The laws and rules dealing with U.S. federal, state and local income taxation are routinely being reviewed and modified by governmental bodies, officials and regulatory agencies, including the Internal Revenue Service and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application), including with respect to net operating losses and research and development tax credits, could adversely affect us or holders of our common stock. For example, recent legislation that was signed into law on July 4, 2025 made significant changes to U.S. federal tax law. Under Section 174 of the Code, in taxable years beginning after December 31, 2021, expenses that are incurred for research and development performed outside the U.S. will be capitalized and amortized. The recent legislation provides that for taxable years beginning after December 31, 2024, expenses that are incurred for research and development performed in the U.S. may, at the taxpayer’s election, be immediately deducted or capitalized and amortized. In addition, the new tax legislation provides that for taxable years beginning after December 31, 2021 and before January 1, 2025, certain eligible taxpayers generally may elect to retroactively deduct expenses for research and development performed in the U.S. in such taxable years by filing amended tax returns for such taxable years, and all other taxpayers that are not eligible to make such an election and that amortized expenses for research and development performed in the U.S. in such taxable years generally may elect to accelerate and deduct the remaining unamortized amounts of such research and development expenses (i) in the first taxable year beginning after December 31, 2024, or (ii) ratably over the two-taxable year period beginning with the first taxable year beginning after December 31, 2024. In recent years, many changes to tax laws have been made and changes are likely to occur in the future. We cannot predict whether, when, in what form, or with what effective dates, tax laws, regulations and rulings may be enacted, promulgated or issued, that could result in an increase in our or our stockholders’ tax liability.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 5. Other Information

Rule 10b5-1 Trading Plans

The following table describes for the three months ended June 30, 2025 each trading arrangement under which the Company’s directors or officers adopted, materially modified, or terminated any contract, instruction, or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement.

Name (Title)	Action Taken (Date of Action)	Type of Trading Arrangement	Nature of Trading Arrangement	Duration of Trading Arrangement	Aggregate Number of Securities
John M. Leonard (President, CEO)	Adoption (April 2, 2025)	Rule 10b5-1 trading arrangement	Sale	Until the earlier of (a) February 3, 2026; (b) the date on which the aggregate number of shares of stock sold pursuant to this trading plan reaches 88,146 shares; and (c) the date on which the plan holder gives notice to terminate the plan.	88,146
Muna Bhanji (Director)	Terminated (May 8, 2025)	Rule 10b5-1 trading arrangement	Sale	Until the earlier of (a) June 20, 2025; (b) the first date on which all trades have been executed or all trading orders related to such trades have expired; and (c) the date on which the plan holder gives notice to terminate the plan.	3,094

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

10.1#

Intellia Therapeutics, Inc. 2025 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (File No. 333-287959) filed with the Securities and Exchange Commission on June 11, 2025).

10.2	Amendment to Lease Agreement by and between the Registrant and ARE-Tech Square, LLC, dated as of July 2, 2025. (1)

10.3#	Third Amended and Restated Corporate Bonus Plan, effective June 25, 2025. (1)

10.4#	Form of Employee Incentive Stock Option Agreement under 2025 Equity Incentive Plan. (1)

10.5#	Form of Employee Non-Qualified Stock Option Agreement under 2025 Equity Incentive Plan. (1)

10.6#	Form of Employee Restricted Stock Unit Award Agreement under 2025 Equity Incentive Plan. (1)

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

32.1

Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, by John M. Leonard, M.D., President and Chief Executive Officer of the Company, and Edward J. Dulac III, Executive Vice President, Chief Financial Officer of the Company. (2)

101.INS	Inline XBRL Instance Document (1)

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents (1)

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101) (1)

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 7, 2025

INTELLIA THERAPEUTICS, INC.

By:	/s/ John M. Leonard
John M. Leonard, M.D.
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Edward J. Dulac III
Edward J. Dulac III
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Michael P. Dube
Michael P. Dube
Vice President, Chief Accounting Officer
(Principal Accounting Officer)