Form 10-Q
period 2025-09-30
Intellia Therapeutics, Inc.
filed 2025-11-06
CIK 1652130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

The number of shares outstanding of the registrant’s common stock as of October 31, 2025: 115,829,926 shares.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

INTELLIA THERAPEUTICS, INC.

Condensed Consolidated Balance Sheets (unaudited)

(Amounts in thousands except share and per share data)

	September 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$193,389	$189,182
Marketable securities	317,655	412,333
Accounts receivable	11,050	8,517
Prepaid expenses and other current assets	59,847	29,831
Total current assets	581,941	639,863
Marketable securities - noncurrent	158,814	260,215
Property and equipment, net	20,421	27,381
Operating lease right-of-use assets	117,883	219,292
Investments and other assets	46,216	44,264
Total assets	$925,275	$1,191,015
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,260	$14,589
Accrued expenses	40,841	55,355
Current portion of operating lease liability	27,378	20,246
Current portion of deferred revenue	12,247	20,661
Total current liabilities	93,726	110,851
Deferred revenue, net of current portion	12,539	18,256
Long-term operating lease liability	70,588	189,952
Total liabilities	176,853	319,059
Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock, $0.0001 par value; 240,000,000 shares authorized at September 30, 2025 and December 31, 2024; 115,787,285 and 102,029,594 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	12	10
Additional paid-in capital	3,241,728	3,048,741
Accumulated other comprehensive income	990	605
Accumulated deficit	(2,494,308)	(2,177,400)
Total stockholders’ equity	748,422	871,956
Total liabilities and stockholders’ equity	$925,275	$1,191,015

See notes to condensed consolidated financial statements.

INTELLIA THERAPEUTICS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited)

(Amounts in thousands except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Collaboration revenue	$13,782	$9,111	$44,654	$45,003
Operating expenses:
Research and development	94,747	123,380	300,209	349,434
General and administrative	30,512	30,501	86,725	93,385
Total operating expenses	125,259	153,881	386,934	442,819
Operating loss	(111,477)	(144,770)	(342,280)	(397,816)
Other income, net:
Interest income	6,714	12,122	22,719	37,176
Change in fair value of investments, net	3,439	(3,064)	2,653	(29,483)
Total other income, net	10,153	9,058	25,372	7,693
Net loss	$(101,324)	$(135,712)	$(316,908)	$(390,123)
Net loss per share, basic and diluted	$(0.92)	$(1.34)	$(2.99)	$(3.99)
Weighted average shares outstanding, basic and diluted	110,188	101,002	105,841	97,842
Other comprehensive gain:
Unrealized gain on marketable securities	337	4,452	385	3,423
Comprehensive loss	$(100,987)	$(131,260)	$(316,523)	$(386,700)

See notes to condensed consolidated financial statements.

INTELLIA THERAPEUTICS, INC.

Condensed Consolidated Statements of Stockholders’ Equity (unaudited)

(Amounts in thousands except share data)

			Additional	Accumulated Other		Total
	Common		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2024	102,029,594	$10	$3,048,741	$605	$(2,177,400)	$871,956
Vesting of restricted stock units	1,510,091	-	-	-	-	-
Stock-based compensation	-	-	21,840	-	-	21,840
Other comprehensive income (loss) - unrealized gain on marketable securities	-	-	-	452	-	452
Net loss	-	-	-	-	(114,329)	(114,329)
Balance at March 31, 2025	103,539,685	10	3,070,581	1,057	(2,291,729)	779,919
Issuance of common stock through at-the-market offerings, net of issuance costs of $0	1,459,257	-	13,722	-	-	13,722
Vesting of restricted stock units	176,579	-	-	-	-	-
Issuance of shares under employee stock purchase plan	155,172	-	1,237	-	-	1,237
Stock-based compensation	-	-	22,036	-	-	22,036
Other comprehensive income (loss) - unrealized loss on marketable securities	-	-	-	(404)	-	(404)
Net loss	-	-	-	-	(101,255)	(101,255)
Balance at June 30, 2025	105,330,693	10	3,107,576	653	(2,392,984)	715,255
Issuance of common stock through at-the-market offerings, net of issuance costs of $0	10,331,367	2	114,451	-	-	114,453
Exercise of stock options	8,879	-	97	-	-	97
Vesting of restricted stock units	116,346	-	-	-	-	-
Stock-based compensation	-	-	19,604	-	-	19,604
Other comprehensive income (loss) - unrealized gain on marketable securities	-	-	-	337	-	337
Net loss	-	-	-	-	(101,324)	(101,324)
Balance at September 30, 2025	115,787,285	$12	$3,241,728	$990	$(2,494,308)	$748,422

			Additional	Accumulated Other		Total
	Common		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2023	92,997,158	$9	$2,710,797	$(2,258)	$(1,658,379)	$1,050,169
Issuance of common stock through at-the-market offerings, net of issuance costs of $210	2,209,938	1	55,958	-	-	55,959
Exercise of stock options	110,734	-	1,958	-	-	1,958
Vesting of restricted stock units	1,015,543	-	-	-	-	-
Stock-based compensation	-	-	34,176	-	-	34,176
Other comprehensive income (loss) - unrealized loss on marketable securities	-	-	-	(821)	-	(821)
Reclassification of other comprehensive income (loss) - equity method investment	-	-	-	2,132	-	2,132
Net loss	-	-	-	-	(107,436)	(107,436)
Balance at March 31, 2024	96,333,373	10	2,802,889	(947)	(1,765,815)	1,036,137
Issuance of common stock through at-the-market offerings, net of issuance costs of $14	1,592,823	-	38,399	-	-	38,399
Exercise of stock options	79,512	-	1,179	-	-	1,179
Vesting of restricted stock units	195,691	-	-	-	-	-
Issuance of shares under employee stock purchase plan	87,751	-	1,669	-	-	1,669
Stock-based compensation	-	-	40,861	-	-	40,861
Other comprehensive income (loss) - unrealized loss on marketable securities	-	-	-	(208)	-	(208)
Net loss	-	-	-	-	(146,975)	(146,975)
Balance at June 30, 2024	98,289,150	10	2,884,997	(1,155)	(1,912,790)	971,062
Issuance of common stock through at-the-market offerings, net of issuance costs of $14	3,201,609	-	80,497	-	-	80,497
Exercise of stock options	181,490	-	2,697	-	-	2,697
Vesting of restricted stock units	124,116	-	-	-	-	-
Stock-based compensation	-	-	39,619	-	-	39,619
Other comprehensive income (loss) - unrealized gain on marketable securities	-	-	-	4,452	-	4,452
Net loss	-	-	-	-	(135,712)	(135,712)
Balance at September 30, 2024	101,796,365	$10	$3,007,810	$3,297	$(2,048,502)	$962,615

See notes to condensed consolidated financial statements.

INTELLIA THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows (unaudited)

(Amounts in thousands)

	Nine Months Ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(316,908)	$(390,123)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,387	7,719
Gain on disposal of property and equipment	-	(76)
Accelerated amortization of right-of-use asset	2,521	-
Stock-based compensation	63,480	114,656
Accretion of investment discounts	(5,032)	(14,215)
Recognition of equity method investment intra-entity profit on sales	-	(20,967)
Change in fair value of investments, net	(2,653)	29,483
Changes in operating assets and liabilities:
Accounts receivable	(2,533)	27,602
Prepaid expenses and other current assets	(17,662)	4,643
Operating lease right-of-use assets	24,792	15,044
Other assets	873	1,476
Accounts payable	(972)	5,364
Accrued expenses	(14,298)	(14,336)
Deferred revenue	(14,131)	(16,231)
Operating lease liabilities	(50,315)	(13,724)
Net cash used in operating activities	(325,451)	(263,685)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,003)	(4,797)
Purchases of marketable securities	(255,460)	(766,471)
Sales and maturities of marketable securities	456,960	745,270
Net cash provided by (used in) investing activities	200,497	(25,998)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock through at-the-market offerings	128,175	176,929
Proceeds from options exercised	97	4,832
Issuance of shares through employee stock purchase plan	1,237	1,669
Net cash provided by financing activities	129,509	183,430
Net increase (decrease) in cash, cash equivalents and restricted cash equivalents	4,555	(106,253)
Cash, cash equivalents and restricted cash equivalents, beginning of period	202,787	240,353
Cash, cash equivalents and restricted cash equivalents, end of period	$207,342	$134,100

Reconciliation of cash, cash equivalents and restricted cash equivalents to condensed consolidated balance sheet:
Cash and cash equivalents	$193,389	$120,495
Restricted cash equivalents, included in prepaid expenses and other current assets, and investments and other assets	13,953	13,605
Total cash, cash equivalents and restricted cash equivalents	$207,342	$134,100

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Purchases of property and equipment unpaid at period end	$-	$374
Reduction of right-of-use assets from remeasurement of lease liabilities	61,917	-
Proceeds from option exercises unpaid at period end	-	1,002
Non-cash trade-in of property and equipment	-	99

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

The unaudited condensed consolidated financial statements include the accounts of Intellia Therapeutics, Inc. and its wholly owned subsidiary, Intellia Securities Corp. All intercompany balances and transactions have been eliminated in consolidation. Comprehensive loss is comprised of net loss and unrealized gain/loss on marketable securities.

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

Liquidity

Since its inception through September 30, 2025, the Company has funded its operations through its initial public offering (“IPO”) and concurrent private placements, follow-on public offerings, at-the-market offerings and the sale of convertible preferred stock, as well as through its collaboration agreements. The Company expects that its cash, cash equivalents and marketable securities as of September 30, 2025 will enable the Company to fund its ongoing operating expenses and capital expenditure requirements for at least the twelve-month period following the issuance of these condensed consolidated financial statements.

2. Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies” to the consolidated financial statements included in its Annual Report for the year ended December 31, 2024. There have been no material changes to these policies during the nine months ended September 30, 2025.

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

3. Marketable Securities

The following table summarizes the Company’s available-for-sale marketable securities:

	September 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Marketable securities:
U.S. Treasury and other government-backed securities	$238,730	$284	$(49)	$238,965
Financial institution debt securities	150,192	511	(14)	150,689
Corporate debt securities	86,557	267	(9)	86,815
Total	$475,479	$1,062	$(72)	$476,469

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Marketable securities:
U.S. Treasury and other government-backed securities	$352,309	$580	$(273)	$352,616
Financial institution debt securities	217,544	528	(245)	217,827
Corporate debt securities	94,924	163	(160)	94,927
Other asset-backed securities	7,168	10	-	7,178
Total	$671,945	$1,281	$(678)	$672,548

The amortized cost of available-for-sale securities is adjusted for amortization of premiums and accretion of discounts to maturity. There were no material realized gains or losses in the nine months ended September 30, 2025 or the year ended December 31, 2024. The Company did not reclassify any amounts out of accumulated other comprehensive income during these periods. The Company generally does not intend to sell any investments prior to recovery of their amortized cost basis for any investment in an unrealized loss position. As such, the Company has classified these losses as temporary in nature.

The Company’s available-for-sale securities that are classified as short-term marketable securities in the condensed consolidated balance sheets mature within one year or less as of the balance sheet date. Available-for-sale securities that are classified as noncurrent in the condensed consolidated balance sheets are those that mature after one year but within five years from the balance sheet date and that the Company does not intend to dispose of within the next twelve months. At September 30, 2025 and December 31, 2024, the Company did not hold any marketable securities that matured beyond five years of the balance sheet date. Accrued interest on marketable securities is included in “Prepaid expenses and other current assets” on the Company's condensed consolidated balance sheets.

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

The Company’s financial assets recognized at fair value on a recurring basis consisted of the following:

	September 30, 2025
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Cash equivalents and restricted cash equivalents	$60,390	$60,390	$-	$-
Marketable securities:
U.S. Treasury and other government-backed securities	238,965	166,364	72,601	-
Financial institution debt securities	150,689	-	150,689	-
Corporate debt securities	86,815	-	86,815	-
Total marketable securities	476,469	166,364	310,105	-
Investment in Kyverna Therapeutics, Inc.	7,043	7,043	-	-
Total assets	$543,902	$233,797	$310,105	$-

	December 31, 2024
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Cash equivalents and restricted cash equivalents	$66,898	$66,898	$-	$-
Marketable securities:
U.S. Treasury and other government-backed securities	352,616	169,735	182,881	-
Financial institution debt securities	217,827	-	217,827	-
Corporate debt securities	94,927	-	94,927	-
Other asset-backed securities	7,178	-	7,178	-
Total marketable securities	672,548	169,735	502,813	-
Investment in Kyverna Therapeutics, Inc.	4,390	4,390	-	-
Total assets	$743,836	$241,023	$502,813	$-

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

Other Investments

SparingVision SAS

The Company’s investment in SparingVision SAS (“SparingVision”) was initially recorded at fair value, determined according to Level 3 inputs in the fair value hierarchy described above. The SparingVision investment is included in “Investments and other assets” in the condensed consolidated balance sheets. This investment is accounted for using the measurement alternative at cost minus impairment, adjusted for changes in observable prices. There were no changes in observable prices or impairment of this investment as of September 30, 2025. The carrying value of the SparingVision investment was $14.6 million as of September 30, 2025 and December 31, 2024.

AvenCell Therapeutics, Inc.

The Company’s investment in AvenCell Therapeutics, Inc. (“AvenCell”) was initially recorded at fair value, determined according to Level 3 inputs in the fair value hierarchy described above. The AvenCell investment is included in “Investments and other assets” in the condensed consolidated balance sheets. This investment is accounted for using the measurement alternative at cost minus impairment, adjusted for changes in observable prices. There were no changes in observable prices or impairment of this investment as of September 30, 2025. The Company previously accounted for the AvenCell investment under the equity method; refer to Note 8 for further details including the change in fair value. The carrying value of the AvenCell investment was $7.9 million as of September 30, 2025 and December 31, 2024.

5. Accrued Expenses

Accrued expenses consisted of the following:

	September 30,	December 31,
	2025	2024
	(In thousands)
Accrued research and development	$15,713	$26,362
Employee compensation and benefits	16,830	24,075
Accrued legal and professional expenses	2,724	2,845
Accrued other	5,574	2,073
Total accrued expenses	$40,841	$55,355

In January 2025, the Company announced the prioritization of its current and near-term clinical programs and a strategic restructuring to streamline its operations. In connection with this portfolio prioritization and strategic restructuring, the Company reduced its employee headcount by approximately 27%. In the first quarter of 2025, the Company recognized $6.5 million of restructuring charges in the condensed consolidated statement of operations and comprehensive loss related to these actions. These charges included severance and other employee termination-related costs. The workforce reductions were substantially complete as of March 31, 2025 and there is no remaining liability as of September 30, 2025.

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

Gonzalez v. Intellia Therapeutics, Inc.

On February 11, 2025, a purported stockholder of the Company filed a lawsuit, captioned Gonzalez v. Intellia Therapeutics, Inc., No. 1:25-cv-01353 (D. Mass.), in the U.S. District Court for the District of Massachusetts against the Company and certain of its officers (the “defendants”) asserting claims under Sections 10(b) and 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934 (the “Exchange Act”) on behalf of a putative class of stockholders. On May 26, 2025, the court entered an order appointing co-lead plaintiffs and, on July 23, 2025, co-lead plaintiffs filed an amended complaint. The amended complaint alleges the defendants made certain false and/or misleading statements between January 4, 2024 and January 8, 2025, relating to the Company’s NTLA-3001 program and the demand for viral-based editing. The amended complaint seeks unspecified damages, interest, reasonable attorneys’ fees and other costs. On September 8, 2025, the defendants filed a motion to dismiss the amended complaint. At this stage, the Company is unable to determine the likelihood of an unfavorable outcome or estimate the amount or range of potential loss, if any.

Aiello v. Bhanji et al.

On May 15, 2025, a purported stockholder of the Company filed a stockholder derivative lawsuit, captioned Aiello v. Bhanji et al. (C.A. No. 2025-0543-BWD), in the Court of Chancery of the State of Delaware against certain of the Company’s current and former directors (the “Individual Defendants”) and the Company as a nominal defendant. The complaint alleges claims for breach of fiduciary duty, unjust enrichment, and waste of corporate assets against the Individual Defendants based on, among other things, allegations of allegedly excessive compensation to the Company’s non-employee directors. The complaint seeks unspecified damages and restitution of compensation and other benefits from the Individual Defendants, corporate governance reforms from the Company, reasonable attorneys’ fees and other costs. On July 11, 2025, the Company and Individual Defendants filed answers to the complaint, and discovery commenced thereafter. At this stage, the Company is unable to determine the likelihood of an unfavorable outcome or estimate the amount or range of potential loss, if any.

During the three and nine months ended September 30, 2025, except as noted above, there have been no material changes to any outstanding litigation.

License and Other Agreements

The Company is party to license and other agreements, which may include contingent payments. These payments could include up to $130.0 million related to Rewrite Therapeutics, Inc. (“Rewrite”), including $100.0 million upon achievement of a regulatory approval milestone and $30.0 million upon achievement of pre-specified research milestones. As of September 30, 2025, the satisfaction and timing of the contingent payments is uncertain and not reasonably estimable.

7. Collaborations and Other Arrangements

To accelerate the development and commercialization of gene editing products in multiple therapeutic areas, the Company has formed, and intends to seek other opportunities to form, strategic alliances with collaborators who can augment its leadership in CRISPR/Cas9 therapeutic development. As of September 30, 2025, the Company’s accounts receivable and contract liabilities were related to its collaboration agreements.

The following table presents changes in the Company’s accounts receivable and contract liabilities (in thousands):

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Nine months ended September 30, 2025
Accounts receivable	$8,517	$29,672	$(27,139)	$11,050
Contract liabilities - deferred revenue	$38,917	$1,439	$(15,570)	$24,786

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Nine months ended September 30, 2024
Accounts receivable	$36,456	$19,422	$(47,024)	$8,854
Contract liabilities - deferred revenue	$60,993	$-	$(16,231)	$44,762

The Company recognized the following revenues as a result of changes in the contract liability balance (in thousands):

	Nine Months Ended September 30,
Revenue recognized in the period from:	2025	2024
Amounts included in the contract liability at the beginning of the period	$15,453	$16,231

The Company has not incurred significant expenses to obtain collaboration agreements and costs to fulfill those contracts do not generate or enhance resources of the Company. As such, no costs to obtain or fulfill a contract have been capitalized in any period.

Collaboration Agreements

Regeneron Pharmaceuticals, Inc.

In April 2016, the Company entered into a license and collaboration agreement with Regeneron Pharmaceuticals, Inc. (“Regeneron”) (as amended from time to time, the “2016 Regeneron Agreement”). In October 2023, Regeneron notified the Company that it was exercising its one-time option to extend the technology collaboration term for an additional two years, until April 2026, in exchange for a nonrefundable payment of $30.0 million that was paid in April 2024. The Company recognized $5.3 million and $15.6 million of collaboration revenue in the three and nine months ended September 30, 2025, respectively, and $5.2 million and $15.5 million during the three and nine months ended September 30, 2024, respectively, in the condensed consolidated statements of operations and comprehensive loss related to the 2016 Regeneron Agreement.

In March 2025, Regeneron provided notice of the achievement of a development milestone for the hemophilia B program under the 2016 Regeneron Agreement. As a result of meeting this milestone, the Company recognized $1.8 million of previously constrained variable consideration as collaboration revenue within the condensed consolidated statement of operations and comprehensive loss in the nine months ended September 30, 2025.

As of September 30, 2025, there was approximately $11.0 million of the aggregate transaction price remaining to be recognized that will be recognized through April 2026, the remaining term of the existing collaboration agreement.

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

The Company recognized $8.4 million and $23.3 million of collaboration revenue in the three and nine months ended September 30, 2025, respectively, and $6.4 million and $16.1 million in the three and nine months ended September 30, 2024, respectively, primarily representing payments due from Regeneron pursuant to the ATTR Co/Co agreement.

The Company recognized contra-revenue related to the Hemophilia Co/Co agreements amounting to approximately $0.1 million and $0.2 million in the three and nine months ended September 30, 2025, respectively, and $4.0 million and $11.6 million in the three and nine months ended September 30, 2024, respectively. The Company recognized $0.1 million and $1.8 million related to the hemophilia B program in the three and nine months ended September 30, 2025, respectively, representing cost reimbursements under the 2016 Regeneron Agreement.

In September 2023, Regeneron and Intellia further expanded the research collaboration (the “2023 Regeneron Amendment”) to develop additional in vivo CRISPR-based gene editing therapies focused on neurological and muscular diseases, which research collaboration expired in September 2025 with respect to the neurological and muscular targets that were the subject of the collaboration. The Company did not recognize material collaboration revenue in the three and nine months ended September 30, 2025, and recognized $0.6 million and $1.7 million of collaboration revenue in the three and nine months ended September 30, 2024, respectively, in the condensed consolidated statements of operations and comprehensive loss related to the 2023 Regeneron Amendment.

Since December 31, 2024, there have been no material changes to the key terms of the 2016 Regeneron Agreement, ATTR Co/Co, Hemophilia Co/Co, or 2023 Regeneron Amendment (the “Regeneron Agreements”), other than as described above.

As of September 30, 2025 and December 31, 2024, the Company had accounts receivable of $10.0 million and $7.2 million, respectively, and deferred revenue of $12.2 million and $26.4 million, respectively, related to the Regeneron Agreements.

SparingVision SAS

In October 2021, the Company and SparingVision, a genomic medicine company developing vision saving treatments for ocular diseases, entered into a license and collaboration agreement (the “SparingVision LCA”) to develop novel genomic medicines utilizing CRISPR/Cas9 technology for the treatment of ocular diseases. In exchange for the license, the Company received 83,316 shares of SparingVision’s Series A2 Preferred Stock (“Series A2”). Attached to each share of Series A2, the Company received three warrants for the right to purchase additional shares of Series A2 at designated prices that are subject to certain vesting conditions.

The Company recognized no revenue related to the SparingVision LCA for the three and nine months ended September 30, 2025 and approximately $0.6 million and $1.7 million, respectively, related to the SparingVision LCA for the three and nine months ended September 30, 2024. The Company did not have accounts receivable related to the SparingVision LCA as of September 30, 2025. At December 31, 2024, the Company had $0.6 million in accounts receivable related to the SparingVision LCA. The Company had deferred revenue of $12.5 million as of September 30, 2025 and December 31, 2024, related to the SparingVision LCA.

In October 2025, the Company terminated the SparingVision LCA as part of its reprioritization strategy. In connection with the termination of the SparingVision LCA, the Company returned to SparingVision 50% of the shares it held in SparingVision’s Series A2.

ReCode Therapeutics, Inc. (“ReCode”)

On February 14, 2024, the Company entered into a license, collaboration and option agreement with ReCode Therapeutics, Inc. (the “ReCode LCA”), a clinical-stage genetic medicines company, to develop novel genomic medicines for the treatment of cystic fibrosis. The Company did not recognize material revenue from the ReCode LCA during the three and nine months ended September 30, 2025 and 2024.

In September 2025, the Company terminated the ReCode LCA.

Other Agreements

The Company has existing license and collaboration agreements with AvenCell, Kyverna, and ONK Therapeutics, Ltd. (“ONK”). Since December 31, 2024, there have been no material changes to the key terms of the AvenCell, Kyverna and ONK license and collaboration agreements.

During the three and nine months ended September 30, 2025 and 2024, the Company did not recognize material revenue under its agreements with Kyverna or ONK.

During the nine months ended September 30, 2024, the Company recognized $21.0 million of previously eliminated intra-entity profit related to its license and collaboration agreement with AvenCell (the “AvenCell LCA”) in the condensed consolidated statement of operations and comprehensive loss. See Note 8 for further details. The Company recognized $1.0 million in revenue related to material shipments under the AvenCell LCA during the nine months ended September 30, 2025. The Company had $1.0 million and $0.7 million in accounts receivable from AvenCell as of September 30, 2025 and December 31, 2024, respectively. The Company had $1.0 million in accrued expenses as of September 30, 2025 and December 31, 2024 related to the AvenCell LCA.

8. Investments and Other Assets

Investments and other assets consisted of the following:

	September 30,	December 31,
	2025	2024
	(In thousands)
Investment in Kyverna	$7,043	$4,390
Other investments	22,481	22,481
Restricted cash equivalents, long-term	13,776	13,605
Prepaid expenses and other assets, long-term	2,916	3,788
Total investments and other assets	$46,216	$44,264

Other Investments

SparingVision SAS

As of September 30, 2025 and December 31, 2024, the carrying value of the Company’s investment in SparingVision was $14.6 million. In October 2025, the Company terminated the SparingVision LCA as part of its reprioritization strategy. In connection with the termination of the SparingVision LCA, the Company returned to SparingVision 50% of its shares in SparingVision’s Series A2.

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

The transition from equity method accounting to ASC 321 required the Company to reclassify $2.1 million from accumulated other comprehensive income (loss) and recognize $21.0 million of previously eliminated intra-entity profit, both of which resulted in an increase in the carrying value of the investment in AvenCell. In the fourth quarter of 2024, AvenCell completed a Series B financing, which represented an observable price change in the investment in AvenCell. As of September 30, 2025 and December 31, 2024, the carrying value of the Company’s investment in AvenCell was $7.9 million.

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

Under the terms of the Tech Square Lease, the Company would initially lease approximately 101,000 square feet at 400 Tech Square (the “Initial Tech Square Premises”). In addition, the Tech Square Lease would expand, in two tranches, to include approximately 46,000 square feet of additional office and laboratory space at 400 Tech Square representing the 5th and 7th floors (the “Additional Tech Square Premises”), when each such space becomes available. The initial term of the Tech Square Lease is twelve years and three months beginning in September 2026 (the “Rent Commencement Date”). The Company’s obligation to pay rent will start in December 2026. The Company has an option to extend the Tech Square Lease for an additional term of five years. As of the Rent Commencement Date, the base rent under the Tech Square Lease will be $108.00 per square foot per year, plus certain operating expenses and taxes. The base rent is subject to scheduled annual increases of 3% in July of each rent year. In addition, the Company is entitled to receive up to $410.00 per square foot of tenant improvement allowances.

The Company accounted for the Winter Street Amendment and the Tech Square Lease as one combined contract under ASC 842, Leases (Topic 842). The Company identified two lease components, 840 Winter and 400 Tech Square. The total consideration in the combined contract is $244.4 million, which includes the undiscounted remaining lease payments of the 840 Winter and 400 Tech Square components and the lease prepayments. The Company did not include the lease payments associated with the five-year extension option related to the Tech Square Lease as it is not reasonably certain of exercise. The Company allocated $52.1 million of the consideration to the 840 Winter component and $192.3 million to the 400 Tech Square component based on relative standalone selling prices. Upon allocation, the Company remeasured the 840 Winter lease liability as of the modification date based on the remaining lease payments and using an updated incremental borrowing rate of 6.6%, which reduced the lease liability and right-of-use asset by $61.9 million. After accounting for the modification in February 2025, the lease liability and right-of-use asset for the 840 Winter component were $46.5 million and $50.0 million, respectively. Pursuant to the terms of the Winter Street Amendment, in September 2025, the landlord accelerated the termination with respect to approximately 6% of the 840 Winter premises, resulting in the Company recording $2.5 million in accelerated amortization of the 840 Winter right-of-use asset within “General and administrative” expenses in the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2025. There were no changes to the remaining lease payments as a result of this partial termination. As of September 30, 2025, the lease liability and right-of-use asset for the 840 Winter component were $16.7 million and $38.6 million, respectively.

In July 2025, the Company entered into a First Amendment to the Tech Square Lease (the “Tech Square Lease Amendment”) which made available 23,000 square feet on the 7th floor of the building that was previously contemplated within the Additional Tech Square Premises. The 7th floor is now part of the Initial Tech Square Premises, such that the Initial Tech Square Premises now includes approximately 124,000 square feet. Concurrent with the Tech Square Lease Amendment, the landlord delivered the Initial Tech Square Premises to the Company for the Company’s construction of tenant improvements. The construction of tenant improvements for the Initial Tech Square Premises will be primarily funded by the tenant improvement allowance and is expected to be completed in the second half of 2026. The Additional Tech Square Premises now includes approximately 23,000 square feet representing the 5th floor, which has not yet been made available to the Company.

The Tech Square Lease Amendment will be accounted for as a separate lease component (the “7th floor component”). As of September 30, 2025, the Tech Square component and 7th floor component had not commenced as the Company had not taken control over the premises and therefore the Company did not record a right-of-use asset or lease liability. The Company has recorded $40.5 million of prepaid rent related to the Tech Square Lease within “Prepaid expenses and other current assets” in the condensed consolidated balance sheet as of September 30, 2025.

The table below reconciles the undiscounted cash flows for each of the next five years and total of the remaining years to the operating lease liabilities recorded in the condensed consolidated balance sheet as of September 30, 2025 for all of the Company’s leases.

Future Operating Lease Payments
Year Ending December 31,	(in thousands)
Remainder of 2025	$6,412
2026	32,219
2027	24,125
2028	15,637
2029	12,666
Thereafter	26,592
Total lease payments	$117,651
Less: imputed interest	(19,685)
Total operating lease liabilities at September 30, 2025	$97,966

Excluded from the table above are $156.8 million and $36.9 million of undiscounted future operating lease payments related to the Tech Square Lease and Tech Square Lease Amendment, as they had not commenced as of September 30, 2025.

10. Stock-Based Compensation

Stock-based compensation expense is classified in the condensed consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands)
Research and development	$12,209	$24,224	$38,894	$69,824
General and administrative	7,395	15,395	24,586	44,832
Total	$19,604	$39,619	$63,480	$114,656

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

The 2025 Plan became effective on June 11, 2025, and the Company no longer grants any awards under the 2015 Plan. The number of shares initially reserved for issuance under the 2025 Plan was 12,831,965, which included 7,666,787 shares that remained available for grant under the 2015 Plan upon adoption of the 2025 Plan and an additional 5,165,178 shares authorized for issuance under the 2025 Plan. The shares of common stock underlying any awards that are forfeited, cancelled, or otherwise terminated, other than by exercise, under the 2025 Plan and the 2015 Plan will be added back to the shares of common stock available for issuance under the 2025 Plan.

As of September 30, 2025, there were 12,877,984 shares available for future issuance under the 2025 Plan.

In June 2024, the Company adopted the 2024 Inducement Plan (the “Inducement Plan”). The Inducement Plan provides for the grant of non-qualified stock options, stock appreciation rights, RSAs, RSUs, unrestricted stock awards and dividend equivalent rights to individuals who are not employed by the Company. Recipients of non-qualified stock options are eligible to purchase shares of the Company’s common stock at an exercise price equal to the fair value of such stock on the grant date. In accordance with the Inducement Plan, 850,000 shares of common stock were reserved for future issuance; there were 178,838 shares available for future issuance under the Inducement Plan as of September 30, 2025.

Restricted Stock Units

The following table summarizes the Company’s RSU activity for the nine months ended September 30, 2025:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested restricted stock units as of December 31, 2024	5,547,530	$39.13
Granted	2,581,207	10.48
Vested	(1,803,016)	42.31
Cancelled	(1,081,971)	39.40
Unvested restricted stock units as of September 30, 2025	5,243,750	$23.87

The weighted-average grant date fair value of all RSUs granted during the three and nine months ended September 30, 2025 was $10.22 and $10.48, respectively. The total fair value of RSUs vested (measured on the date of vesting) for the three and nine months ended September 30, 2025 was $1.2 million and $20.2 million, respectively. The weighted-average grant date fair value of all RSUs granted during the three and nine months ended September 30, 2024 was $30.63 and $33.89, respectively. The total fair value of RSUs vested (measured on the date of vesting) for the three and nine months ended September 30, 2024 was $4.2 million and $22.5 million, respectively.

As of September 30, 2025 there was $55.9 million of unrecognized stock-based compensation expense related to all RSUs that are expected to vest. These costs are expected to be recognized over a weighted average remaining vesting period of 1.43 years.

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

In the nine months ended September 30, 2025, the Company granted 2,337,607 RSUs with a service condition to new and existing employees and non-employee directors, which have the potential to vest over a period of approximately three years. The weighted average grant date fair value of these RSUs was $9.96.

Unvested restricted stock units as of September 30, 2025 in the table above includes 4,238,361 RSUs that are service-based.

Restricted Stock Units - Market Awards

Since 2022, market-based RSUs have been granted to senior executives. These RSUs have the potential to vest after a period of three years, with a vesting start date of January 1 in the year of grant, and the number of shares to be delivered will depend on the Company’s Total Shareholder Return (“TSR”), a market condition, over that period relative to a defined group of biotechnology companies. The number of market-based RSUs granted in the nine months ended September 30, 2025 was 223,600 and their grant date fair value, calculated using a Monte Carlo valuation model, was $15.76. The following assumptions were used to determine the grant date fair value: risk free interest rate: 3.99%; expected volatility: 67.6%. The expected term for these grants was approximately 3.0 years; the expected dividend yield was 0.0%.

Unvested restricted stock units as of September 30, 2025 in the table above includes 596,138 RSUs that are market-based.

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

There were no PSUs with a relative TSR modifier granted in the nine months ended September 30, 2025. Unvested restricted stock units as of September 30, 2025 in the table above includes 389,251 PSUs with a TSR multiplier.

Stock Options

The weighted average grant date fair value of options, estimated as of the grant date using the Black-Scholes option pricing model, was $6.88 and $6.80 per option for those options granted during the three and nine months ended September 30, 2025, respectively, and $16.98 and $21.21 per option for those options granted during the three and nine months ended September 30, 2024, respectively. Weighted average assumptions used to apply this pricing model were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Risk-free interest rate	3.9%	4.0%	4.1%	4.2%
Expected term	6.0 years	6.0 years	6.0 years	6.0 years
Expected volatility of underlying stock	77.5%	75.8%	76.0%	76.3%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

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

The following is a summary of stock option activity for the nine months ended September 30, 2025:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding at December 31, 2024	5,412,786	$47.27	6.18	$350
Granted	783,901	9.90
Exercised	(8,879)	10.92
Forfeited	(915,213)	60.27
Outstanding at September 30, 2025	5,272,595	$39.52	6.12	$11,145
Exercisable at September 30, 2025	4,091,832	$45.82	5.26	$5,366

The total intrinsic value (the amount by which the fair market value exceeded the exercise price) of stock options exercised during the three and nine months ended September 30, 2024 was $1.1 million and $3.1 million, respectively. The intrinsic value of stock options exercised during the three and nine months ended September 30, 2025 was not material.

As of September 30, 2025, there was $7.9 million of unrecognized compensation cost related to stock options that have not yet vested, which are expected to be recognized over a weighted average remaining vesting period of 1.25 years.

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

As of September 30, 2025, there were 1,201,725 shares available for future issuance under the 2016 Plan. The number of shares reserved for issuance under the 2016 Plan are subject to cumulative increases on each January 1st by the lesser of a) one percent of the number of shares of common stock issued and outstanding on the immediately preceding December 31st, b) 500,000 shares of common stock, or c) such lesser number of shares of common stock as determined by the board of directors.

During the nine months ended September 30, 2025 and 2024 the Company issued 155,172 and 87,751 shares of common stock under the 2016 Plan, respectively. The weighted-average purchase prices of shares issued under the 2016 Plan were $7.97 and $19.02 per share for the nine-month periods ended September 30, 2025 and 2024, respectively.

The fair value of shares under the 2016 Plan was estimated at the beginning of the offering period using a Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Risk-free interest rate	4.29%	5.37%	4.24%-4.29%	5.24%-5.37%
Expected term	0.5 years	0.5 years	0.5 years	0.5 years
Expected volatility of underlying stock	92.2%	59.0%	66.2%-92.2%	56.7%-59.0%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

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

Basic and diluted loss per share was calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands)
Net loss	$(101,324)	$(135,712)	$(316,908)	$(390,123)
Weighted average shares outstanding, basic and diluted	110,188	101,002	105,841	97,842
Net loss per share, basic and diluted	$(0.92)	$(1.34)	$(2.99)	$(3.99)

The following common stock equivalents were excluded from the calculation of diluted loss per share because their inclusion would have been anti-dilutive:

	Three and Nine Months Ended September 30,
	2025	2024
	(In thousands)
Unvested restricted stock units	5,244	5,451
Stock options	5,273	5,479
	10,517	10,930

12. Stockholders’ Equity

At-the-Market Offering Programs

2022 Sale Agreement

In 2022, the Company entered into an Open Market Sale Agreement (the “2022 Sale Agreement”) with Jefferies LLC (“Jefferies”), under which Jefferies was able to offer and sell, from time to time in “at-the-market” offerings, shares of the Company’s common stock having aggregate gross proceeds of up to $400.0 million. In February 2024, the Company entered into an amendment to the 2022 Sale Agreement (the “2022 Sale Agreement, as amended”) to increase the size of the at-the-market offering program from $400.0 million to $750.0 million. The Company agreed to pay cash commissions of up to 3.0% of the gross proceeds of sales of common stock under the 2022 Sale Agreement, as amended. Through September 30, 2025, the Company issued 26,313,157 shares of its common stock under the 2022 Sale Agreement, as amended. During the nine months ended September 30, 2025, the Company issued 11,790,624 shares of its common stock, in a series of sales, at an average price of $11.15 per share, in accordance with the 2022 Sale Agreement, as amended, for aggregate net proceeds of $128.2 million, after payment of cash commissions. During the nine months ended September 30, 2024, the Company issued 7,004,370 shares of its common stock, in a series of sales, at an average price of $25.68 per share, in accordance with the 2022 Sale Agreement, as amended, for aggregate net proceeds of $174.9 million, after payment of cash commissions and approximately $0.2 million related to legal, accounting and other fees in connection with the sales.

As of September 30, 2025, $117.7 million in shares of common stock remain eligible for sale under the 2022 Sale Agreement, as amended.

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

The following table summarizes the reportable segment’s financial information:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Collaboration revenue	$13,782	$9,111	$44,654	$45,003
Less:
Research and development:
External development expenses - nex-z	19,944	22,842	67,032	51,206
External development expenses - lonvo-z	15,069	11,656	37,790	31,125
Other research and development (1)	59,734	88,882	195,387	267,103
Total research and development	94,747	123,380	300,209	349,434
General and administrative (2)	30,512	30,501	86,725	93,385
Interest income	(6,714)	(12,122)	(22,719)	(37,176)
Other segment information (3)	(3,439)	3,064	(2,653)	29,483
Segment and consolidated net loss	$(101,324)	$(135,712)	$(316,908)	$(390,123)
(1)
Includes unallocated research and development expenses, including stock-based compensation of $12.2 million and $38.9 million for the three and nine months ended September 30, 2025, respectively, and $24.2 million and $69.8 million for the three and nine months ended September 30, 2024, respectively, as disclosed within Note 10, “Stock-Based Compensation.”
(2)
Includes stock-based compensation of $7.4 million and $24.6 million for the three and nine months ended September 30, 2025, respectively, and $15.4 million and $44.8 million for the three and nine months ended September 30, 2024, respectively, as disclosed within Note 10, “Stock-Based Compensation.”
(3)
Includes change in fair value of investments as disclosed in the Company’s condensed consolidated statements of operations and comprehensive loss.

Depreciation and amortization expense totaled $2.4 million and $7.4 million for the three and nine months ended September 30, 2025, respectively, and $2.6 million and $7.7 million for the three and nine months ended September 30, 2024, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Information

This Quarterly Report on Form 10-Q contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may be identified by such forward-looking terminology as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. Our forward-looking statements are based on a series of expectations, assumptions, estimates and projections about our company, are not guarantees of future results or performance and involve substantial risks and uncertainty. We may not actually achieve the plans, intentions or expectations disclosed in these forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in these forward-looking statements. Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including the risks and uncertainties inherent in our statements regarding:

•
our ability to execute our clinical study strategy for lonvoguran ziclumeran (“lonvo-z,” also referred to as NTLA-2002), our program for the treatment of hereditary angioedema (“HAE”), including the ability to successfully complete our global HAELO Phase 3 study, generate results supporting the potential of lonvo-z to achieve lifelong control of HAE attacks after a one-time treatment, report topline data from the HAELO Phase 3 trial by mid-2026, the ability to file a biologics license application (“BLA”) or comparable marketing application in the second half of 2026 and potentially launch lonvo-z in the U.S. in the first half of 2027, or the success of such program;
•
our ability to execute our clinical study strategy for nexiguran ziclumeran (“nex-z,” also referred to as NTLA-2001), our program for the treatment of transthyretin (“ATTR”) amyloidosis, including the ability to resume dosing and screening in the MAGNITUDE and MAGNITUDE-2 Phase 3 clinical trials by resolving the clinical hold placed by the U.S. Food and Drug Administration (“FDA”) on the Investigational New Drug (“IND”) applications for these trials and the ability to successfully complete these studies, or the success of such program;
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

Our strategy is to develop and commercialize our product candidates and further our gene editing technology to develop new product candidates, expanding the application of gene editing medicine. All of our revenue to date has been collaboration revenue. Since our inception and through September 30, 2025, we have funded our operations through our initial public offering (“IPO”) and concurrent private placements, follow-on public offerings, at-the-market offerings and the sale of convertible preferred stock, as well as through our collaboration agreements.

Our Pipeline

Our lead in vivo programs are the only Phase 3 genome editing product candidates designed to address unmet need in patients with HAE and ATTR amyloidosis. Our in vivo research efforts focus on pursuing additional targets within the liver and expanding delivery technology to enable product candidates for diseases outside the liver.

Our lead in vivo product candidates, lonvo-z for the treatment of HAE and nex-z for the treatment of ATTR amyloidosis, are the first CRISPR-based therapy candidates to be administered systemically, via intravenous (“IV”) infusion, for precision editing of a gene in a target tissue in humans.

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

Hereditary Angioedema (“HAE”) Program

Lonvo-z is a wholly owned, investigational in vivo CRISPR-based therapy designed to inactivate the kallikrein B1 (“KLKB1”) gene in the liver that offers the possibility of dramatically reducing or eliminating HAE attacks by driving consistent, deep and potentially lifelong reduction in kallikrein levels after a one-time treatment. It also aims to eliminate the significant treatment burden associated with currently available HAE therapies.

Lonvo-z Clinical Program

In October 2024, we announced the initiation of the Phase 3 HAELO study of lonvo-z. HAELO is a global, randomized, double-blind, placebo-controlled study to evaluate the efficacy and safety of lonvo-z in 60 adults with Type I or Type II HAE. Patients will be randomized 2:1 to receive a single 50 mg infusion of lonvo-z or placebo. Patients randomized to the placebo arm will be eligible for optional crossover to lonvo-z at week 28. The primary endpoint is the number of HAE attacks from week 5 through week 28. In January 2025, we announced that the first patient had been dosed in the global Phase 3 study. In September 2025, we announced that enrollment was completed. Patients in this trial are receiving a 50 mg dose of lonvo-z. We expect to report topline data from the HAELO Phase 3 trial by mid-2026, submit a BLA to the FDA in the second half of 2026 and continue preparing for an anticipated U.S. commercial launch of lonvo-z in the first half of 2027.

We presented three-year follow-up data from the Phase 1 portion of the ongoing Phase 1/2 study after receiving a single dose of lonvo-z in an oral presentation at the European Academy of Allergy and Clinical Immunology (“EAACI”) Congress 2025 on June 15, 2025 in Glasgow, United Kingdom. In the Phase 1 portion of the study, a one-time dose of 25 mg (N=3), 50 mg (N=4) or 75 mg (N=3) of lonvo-z was administered via IV infusion and plasma kallikrein protein levels were measured along with HAE attacks. At the time of the February 12, 2025 data cutoff, all 10 patients were attack-free and treatment-free for a median of nearly two years. With up to three years of follow-up, a single dose of lonvo-z led to a mean reduction in monthly HAE attack rate of 98% over the study period, compared to pre-treatment baseline. For all 10 patients, deep, dose-dependent and durable reductions in plasma kallikrein protein continued to be observed through the latest assessment. Across all three dose levels, lonvo-z was generally well tolerated and showed a safety profile consistent with earlier data presented at EAACI in 2024. The most frequent adverse events during the study period were infusion-related reactions (“IRRs”). IRRs were mostly Grade 1 and resolved with all patients receiving the full dose. With up to three years of follow-up, no treatment-emergent serious adverse events were observed, and no treatment-related adverse events were observed during the period following 28 days after dosing.

On November 8, 2025, at the American College of Allergy, Asthma & Immunology Annual Scientific Meeting (“ACAAI”), longer-term clinical data will be presented from all patients who received a 50 mg dose of lonvo-z in our ongoing Phase 1/2 clinical trial in an oral session.

Transthyretin (“ATTR”) Amyloidosis Program

Nex-z is an investigational in vivo CRISPR-based therapy designed to inactivate the TTR gene in the liver, thereby preventing the production of transthyretin (“TTR”) protein. Nex-z offers the possibility of halting and reversing disease by driving a deep, consistent and potentially lifelong reduction in TTR protein after a single dose.

Nex-z Clinical Program

On October 29, 2025, the FDA placed a clinical hold on the IND applications for the MAGNITUDE and MAGNITUDE-2 Phase 3 clinical trials for patients with ATTR amyloidosis with cardiomyopathy (“ATTR-CM”) and hereditary ATTR amyloidosis with polyneuropathy (“ATTRv-PN”), respectively. This action followed a report of Grade 4 liver transaminase elevations and increased total bilirubin in a patient who was dosed with nex-z in the MAGNITUDE trial. This patient passed away on November 5, 2025, and an investigation is underway to evaluate the case.

More than 650 patients with ATTR-CM are currently enrolled in MAGNITUDE, and 47 patients with ATTRv-PN are enrolled in MAGNITUDE-2. To date, Grade 4 liver transaminase elevations have been reported in less than one percent of all patients enrolled in MAGNITUDE and no Grade 4 liver transaminase elevations have been reported in MAGNITUDE-2.

We recently mandated that all MAGNITUDE and MAGNITUDE-2 clinical sites increase their monitoring of patient laboratory values in the weeks after dosing. We continue to consult with clinical investigators and other experts to investigate the transaminase elevations and consider potential additional risk mitigation strategies while awaiting the FDA’s formal clinical hold letter. Given the clinical hold, we have suspended our milestone guidance for nex-z pending regulatory alignment. We plan to provide an update once we have finalized a plan with regulators on the path forward.

ATTR Amyloidosis with Cardiomyopathy (“ATTR-CM”):

In 2024, we initiated the pivotal Phase 3 MAGNITUDE trial. The MAGNITUDE trial is a randomized, double-blind, placebo-controlled study to evaluate the efficacy and safety of nex-z in adults with ATTR-CM. The primary endpoint of the study is a composite of cardiovascular (“CV”)-related mortality and events. MAGNITUDE-2 is an international, randomized, double-blind, placebo-controlled study to evaluate the efficiency and safety of nex-z in approximately 1,200 adults with ATTR-CM. Patients will be randomized 2:1 nex-z:placebo, with a single 55 mg infusion of nex-z administered.

In March 2025, we announced that the FDA granted Regenerative Medicine Advanced Therapy (“RMAT”) designation to nex-z for the treatment of ATTR-CM.

In May 2025, we presented Phase 1 wildtype vs. variant ATTR-CM data at the Heart Failure 2025 Meeting in Belgrade, Serbia. The data showed that nex-z reduced TTR production and showed promise for treating both wild-type (“ATTRwt”) and variant (“ATTRv”) ATTR-CM with a favorable safety profile. Absolute TTR levels dropped from 222.4 to 16.5 μg/mL (ATTRwt) and 132.0 to 16.6 μg/mL (ATTRv). Functional capacity and clinical biomarkers were favorably impacted in both patient groups. Evidence of stability or improvement in disease progression markers were observed across both populations at similar rates. In this Phase 1 data, the most commonly reported treatment-related adverse events were IRR, which were mild or moderate, and did not result in any discontinuations. And observed liver enzyme abnormalities were not considered serious, were asymptomatic and resolved spontaneously without medical intervention or sequelae.

The MAGNITUDE Phase 3 clinical trial is now on hold following reports of Grade 4 liver transaminase elevations and increased total bilirubin, as noted above.

On November 10, 2025, at the 2025 American Heart Association Scientific Sessions (“AHA”), longer-term data will be presented in a late breaker oral session from our ongoing Phase 1 clinical trial in patients with ATTR-CM.

Hereditary ATTR Amyloidosis with Polyneuropathy (“ATTRv-PN”):

In November 2024, we announced that the FDA had cleared our nex-z IND application to initiate the MAGNITUDE-2 pivotal Phase 3 trial for ATTRv-PN. MAGNITUDE-2 is an international, randomized, double-blind, placebo-controlled study to evaluate the efficacy and safety of nex-z in 50 adults with ATTRv-PN. Patients will be randomized 1:1 to receive a single 55 mg infusion of nex-z or placebo. Patients randomized to the placebo arm will be eligible for optional crossover to receive nex-z following month 18. The primary endpoints are the change from baseline in modified Neuropathy Impairment Score +7 (mNIS+7) at month 18 and serum TTR at day 29. The mNIS+7 scale is a validated measure specifically designed to assess and quantify polyneuropathy impairment, including muscle weakness, muscle stretch reflexes, sensory loss and autonomic impairment. In April 2025, we announced that the first patient was randomized and dosed with nex-z in the global Phase 3 MAGNITUDE-2 study.

In May 2025, we presented positive two-year follow-up Phase 1 data in an oral presentation at the 2025 Peripheral Nerve Society (“PNS”) Annual Meeting in Edinburgh, United Kingdom. Across patients who received a one-time dose of 0.3 mg/kg or higher (n=33), the mean serum TTR reduction by Day 28 was 90% (corresponding mean absolute serum TTR level of 23.8 µg/mL), with levels remaining virtually unchanged through at least 24 months. Among the 18 patients with 24 month mNIS+7 endpoint assessments, 13 showed improvements of ≥ 4 points, which is considered to be a clinically meaningful threshold. Most of the patients in the cohort who had progressed on patisiran improved, and only a single patient among the 18 had a deterioration of ≥ 4. In this Phase 1 data, nex-z was generally well tolerated across all patients and at all dose levels tested. And treatment-related adverse events were consistent with those described for the cardiomyopathy population.

In September 2025, we presented positive longer-term follow-up data from the Phase 1 clinical trial in an oral presentation at the 5th International ATTR Amyloidosis Meeting for Patients and Doctors in Baveno, Italy. The results were simultaneously published in the New England Journal of Medicine.

The MAGNITUDE-2 Phase 3 clinical trial is now on hold following reports of Grade 4 liver transaminase elevations and increased total bilirubin, as noted above.

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

Other Income (Expense), Net

During the three and nine months ended September 30, 2025 and 2024, other income (expense), net consists of interest income earned on our cash, cash equivalents, restricted cash equivalents and marketable securities and change in the fair value of our investments.

Results of Operations

The following discussion of the financial condition and results of operations should be read in conjunction with the accompanying condensed consolidated financial statements and the related footnotes thereto.

Comparison of Three Months Ended September 30, 2025 and 2024

The following table summarizes our results of operations:

	Three Months Ended September 30,		Period-to-
	2025	2024	Period Change
	(In thousands)
Collaboration revenue	$13,782	$9,111	$4,671
Operating expenses:
Research and development	94,747	123,380	(28,633)
General and administrative	30,512	30,501	11
Total operating expenses	125,259	153,881	(28,622)
Operating loss	(111,477)	(144,770)	33,293
Other income, net:
Interest income	6,714	12,122	(5,408)
Change in fair value of investments, net	3,439	(3,064)	6,503
Total other income, net	10,153	9,058	1,095
Net loss	$(101,324)	$(135,712)	$34,388

Collaboration Revenue

Collaboration revenue increased by $4.7 million during the three months ended September 30, 2025, as compared to the three months ended September 30, 2024. The increase in collaboration revenue is primarily due to cost reimbursements related to our collaboration with Regeneron.

Research and Development

Research and development expenses decreased by $28.6 million during the three months ended September 30, 2025, as compared to the three months ended September 30, 2024.

The following table summarizes our research and development expenses, together with the changes in those items in dollars and the respective percentages of change:

	Three Months Ended September 30,		Period-to-	Percent
	2025	2024	Period Change	Change
	(In thousands)
External development expenses by program:
Nex-z	$19,944	$22,842	$(2,898)	-13%
Lonvo-z	15,069	11,656	3,413	29%
NTLA-3001	-	1,766	(1,766)	-100%
Unallocated research and development expenses:
Employee-related expenses	21,979	29,666	(7,687)	-26%
Research materials and contracted services	8,727	17,922	(9,195)	-51%
Facility-related expenses	15,798	14,206	1,592	11%
Stock-based compensation	12,209	24,224	(12,015)	-50%
Other	1,021	1,098	(77)	-7%
Total research and development expenses	$94,747	$123,380	$(28,633)	-23%

The decrease in research and development expenses for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 was primarily attributable to:

•
a $2.9 million decrease in external costs related to the development of nex-z, primarily due to the timing of clinical trial expenses;
•
a $3.4 million increase in external costs related to the development of lonvo-z, primarily due to an increase in spend on drug components and contracted services;
•
a $1.8 million decrease in external costs related to the development of NTLA-3001 as we continue to wind down the program as part of our strategic restructuring in 2025;
•
a $7.7 million decrease in employee-related expenses driven primarily by a workforce reduction in January 2025;
•
a $9.2 million decrease in research materials and contracted services primarily driven by a decrease in internal research and development spend, contracted services and drug components;
•
a $1.6 million increase in facility-related expenses primarily related to rent expense allocated to research and development; and
•
a $12.0 million decrease in stock-based compensation driven by our reduced workforce and lower stock price.

General and Administrative

General and administrative expenses remained consistent during the three months ended September 30, 2025, as compared to the three months ended September 30, 2024.

Other Income, Net

The increase in other income, net of $1.1 million is primarily related to a $6.5 million change to income from expense related to the fair value of our investments, offset in part by a $5.4 million decrease in interest income.

Comparison of Nine Months Ended September 30, 2025 and 2024

The following table summarizes our results of operations:

	Nine Months Ended September 30,		Period-to-
	2025	2024	Period Change
	(In thousands)
Collaboration revenue	$44,654	$45,003	$(349)
Operating expenses:
Research and development	300,209	349,434	(49,225)
General and administrative	86,725	93,385	(6,660)
Total operating expenses	386,934	442,819	(55,885)
Operating loss	(342,280)	(397,816)	55,536
Other income, net:
Interest income	22,719	37,176	(14,457)
Change in fair value of investments, net	2,653	(29,483)	32,136
Total other income, net	25,372	7,693	17,679
Net loss	$(316,908)	$(390,123)	$73,215

Collaboration Revenue

Collaboration revenue decreased by $0.3 million to $44.7 million during the nine months ended September 30, 2025, as compared to $45.0 million during the nine months ended September 30, 2024. The decrease in collaboration revenue during the nine months ended September 30, 2025 is primarily due to the recognition of $21.0 million of previously eliminated intra-entity profit under the license and collaboration agreement with AvenCell in the nine months ended September 30, 2024, offset in part by cost reimbursements related to our collaboration with Regeneron in the nine months ended September 30, 2025. Refer to Note 7 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for further details.

Research and Development

Research and development expenses decreased by $49.2 million to $300.2 million during the nine months ended September 30, 2025, as compared to $349.4 million during the nine months ended September 30, 2024.

The following table summarizes our research and development expenses, together with the changes in those items in dollars and the respective percentages of change:

	Nine Months Ended September 30,		Period-to-	Percent
	2025	2024	Period Change	Change
	(In thousands)
External development expenses by program:
Nex-z	$67,032	$51,206	$15,826	31%
Lonvo-z	37,790	31,125	6,665	21%
NTLA-3001	2,125	7,005	(4,880)	-70%
Unallocated research and development expenses:
Employee-related expenses	75,517	98,184	(22,667)	-23%
Research materials and contracted services	26,655	46,930	(20,275)	-43%
Facility-related expenses	49,383	42,175	7,208	17%
Stock-based compensation	38,894	69,824	(30,930)	-44%
Other	2,813	2,985	(172)	-6%
Total research and development expenses	$300,209	$349,434	$(49,225)	-14%

The decrease in research and development expenses for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 was primarily attributable to:

•
a $15.8 million increase in external costs related to the development of nex-z, primarily due to an increase in spend on contracted services and drug components;
•
a $6.7 million increase in external costs related to the development of lonvo-z, primarily due to an increase in spend on drug components and contracted services;

•
a $4.9 million decrease in external costs related to NTLA-3001 as we continue to wind down the program as part of our strategic restructuring in 2025;
•
a $22.7 million decrease in employee-related expenses driven primarily by a workforce reduction in January 2025;
•
a $20.3 million decrease in research materials and contracted services primarily driven by internal research and development spend, contracted services and drug components;
•
a $7.2 million increase in facility-related expenses primarily related to rent expense allocated to research and development; and
•
a $30.9 million decrease in stock-based compensation driven by our reduced workforce and lower stock price.

General and Administrative

General and administrative expenses decreased by $6.7 million during the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024. This decrease was primarily related to a decrease in stock-based compensation, offset in part by increased expenses related to the ongoing buildout of our commercial infrastructure.

Other Income, Net

The increase in other income, net of $17.7 million is primarily related to a $32.1 million change to income from expense related to the fair value of our investments, offset in part by a $14.5 million decrease in interest income.

Liquidity and Capital Resources

Since our inception through September 30, 2025, we have funded our operations through our collaboration agreements, our initial public offering and concurrent private placements, follow-on public offerings, at-the-market offerings and the sale of convertible preferred stock.

As of September 30, 2025, we had $669.9 million in cash, cash equivalents and marketable securities.

At-the-Market Offering Programs

2022 Sale Agreement

In March 2022, we entered into an Open Market Sale Agreement (the “2022 Sale Agreement”) with Jefferies LLC (“Jefferies”), under which Jefferies is able to offer and sell, from time to time in “at-the-market” offerings, shares of our common stock having aggregate gross proceeds of up to $400.0 million. In February 2024, we entered into an amendment to the 2022 Sale Agreement (the “2022 Sale Agreement, as amended”) to increase the size of the at-the-market offering program from $400.0 million to $750.0 million. We agreed to pay cash commissions of up to 3.0% of the gross proceeds of sales of common stock under the 2022 Sale Agreement, as amended. Through September 30, 2025 we have issued 26,313,157 shares of our common stock under the 2022 Sale Agreement, as amended. During the nine months ended September 30, 2025, we issued 11,790,624 shares of our common stock, in a series of sales, at an average price of $11.15 per share, in accordance with the 2022 Sale Agreement, as amended, for aggregate net proceeds of $128.2 million, after payment of cash commissions. As of September 30, 2025, $117.7 million in shares of common stock remain eligible for sale under the 2022 Sale Agreement, as amended.

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

Because our lead programs are in the clinical stage and the outcome of these efforts is uncertain, we cannot estimate the actual amounts necessary to successfully complete the development and commercialization of any future product candidates or whether, or when, we may achieve profitability. Until such time as we can generate substantial product revenues, if ever, we expect to fund our ongoing cash needs through equity financings and collaboration arrangements. We receive cost reimbursements from

Regeneron related to our collaboration agreements with Regeneron. Additionally, we are eligible to earn milestone payments and royalties, in each case, on a per-product basis under our collaboration with ONK, on a per-target basis under our collaboration with Regeneron, and upon achievement of certain events under our collaboration with Kyverna, subject to the provisions of our agreements with each of them. Except for these sources of funding, we will not have any committed external source of liquidity. To the extent that we raise additional capital through the future sale of equity, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing stockholders. If we raise additional funds through collaboration arrangements in the future, we may have to relinquish valuable rights to our technologies, future revenue streams or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Outlook

Based on our research and development plans and our expectations related to the progress of our programs, we expect that our cash, cash equivalents and marketable securities as of September 30, 2025, as well as research and cost reimbursement funding from our collaboration agreements, will enable us to fund our ongoing operating expenses and capital expenditure requirements into mid-2027 and through the anticipated U.S. commercial launch of lonvo-z for HAE, excluding any potential milestone payments or extension fees that could be earned and distributed under our collaboration agreements or any strategic use of capital not currently in the base case planning assumptions. We have based this estimate on current assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect.

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

Cash Flows

The following is a summary of cash flows:

	Nine Months Ended September 30,
	2025	2024
	(In thousands)
Net cash used in operating activities	$(325,451)	$(263,685)
Net cash provided by (used in) investing activities	200,497	(25,998)
Net cash provided by financing activities	129,509	183,430

Net cash used in operating activities

Net cash used in operating activities of $325.5 million during the nine months ended September 30, 2025 primarily consists of a net loss of $316.9 million, further reduced by accretion of investment discounts of $5.0 million, $2.7 million in net adjustments to the fair value of our investment in Kyverna and net changes in operating assets and liabilities of $74.2 million. Included in the net cash used in operating activities is approximately $65.0 million of non-recurring cash payments associated with our previously announced portfolio prioritization, workforce reduction, and real estate consolidation. These decreases are offset in part by stock-based compensation of $63.5 million, $2.5 million for the accelerated termination of a portion of the 840 Winter Lease and depreciation expense of $7.4 million.

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

Net cash provided by (used in) investing activities

During the nine months ended September 30, 2025, our investing activities provided cash of $200.5 million. The increase in the nine months ended September 30, 2025 is primarily due to $201.5 million in maturities of marketable securities (net of purchases) offset by $1.0 million in cash for the purchase of property and equipment.

During the nine months ended September 30, 2024 our investing activities used cash of $26.0 million. The decrease is primarily due to $21.2 million of marketable securities purchased (net of maturities), and $4.8 million in cash for the purchase of property and equipment.

Net cash provided by financing activities

Net cash provided by financing activities of $129.5 million during the nine months ended September 30, 2025 includes $128.2 million in net proceeds from at-the-market offerings, $1.2 million in cash received from the issuance of shares through our employee stock purchase plan and $0.1 million in cash received from the exercise of stock options.

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

Contractual Obligations

There were no material changes to our contractual obligations during the nine months ended September 30, 2025 other than those described within Note 9, “Leases” in the notes to condensed consolidated financial statements. For a complete discussion of our contractual obligations, please refer to our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report for the year ended December 31, 2024.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of September 30, 2025, we had cash equivalents, restricted cash equivalents and marketable securities of $536.9 million consisting of interest-bearing money market accounts, corporate and financial institution debt securities and U.S. Treasury and other government-backed securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are primarily in marketable securities. Due to the short-term duration of our investment portfolios and the low risk profile of our investments, we do not believe an immediate change of 100 basis points, or one percentage point, would have a material effect on the fair market value of our investment portfolio. Declines in interest rates, however, would reduce future investment income.

We do not have any foreign currency or derivative financial instruments. Inflation generally affects us by increasing our cost of labor and program costs. We do not believe that inflation had a material effect on our results of operations during the nine months ended September 30, 2025.

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

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2025.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Gonzalez v. Intellia Therapeutics, Inc.

On February 11, 2025, a purported stockholder of the Company filed a lawsuit, captioned Gonzalez v. Intellia Therapeutics, Inc., No. 1:25-cv-01353 (D. Mass.), in the U.S. District Court for the District of Massachusetts against the Company and certain of our officers (the “defendants”) asserting claims under Sections 10(b) and 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934 (the “Exchange Act”) on behalf of a putative class of stockholders. On May 26, 2025, the court entered an order appointing co-lead plaintiffs and, on July 23, 2025, co-lead plaintiffs filed an amended complaint. The amended complaint alleges the defendants made certain false and/or misleading statements between January 4, 2024 and January 8, 2025, relating to the Company’s NTLA-3001 program and the demand for viral-based editing. The amended complaint seeks unspecified damages, interest, reasonable attorneys’ fees and other costs. On September 8, 2025, the defendants filed a motion to dismiss the amended complaint.

Aiello v. Bhanji et al.

On May 15, 2025, a purported stockholder of the Company filed a stockholder derivative lawsuit, captioned Aiello v. Bhanji et al.(C.A. No. 2025-0543-BWD), in the Court of Chancery of the State of Delaware against certain of the Company’s current and former directors (the “Individual Defendants”) and the Company as a nominal defendant. The complaint alleges claims for breach of fiduciary duty, unjust enrichment, and waste of corporate assets against the Individual Defendants based on, among other things, allegations of allegedly excessive compensation to the Company’s non-employee directors. The complaint seeks unspecified damages and restitution of compensation and other benefits from the Individual Defendants, corporate governance reforms from the Company, reasonable attorneys’ fees and other costs. On July 11, 2025, the Company and Individual Defendants filed answers to the complaint, and discovery commenced thereafter.

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

Summary of the Material Risks Associated with Our Business

•
Our investigational new drug (“IND”) applications for the MAGNITUDE and MAGNITUDE-2 Phase 3 clinical trials for patients with transthyretin (“ATTR”) amyloidosis with cardiomyopathy (“ATTR-CM”) and hereditary ATTR amyloidosis with polyneuropathy (“ATTRv-PN”), respectively, have been placed on clinical hold by the United States Food and Drug Administration (“FDA”). At this time, we have not received the FDA’s clinical hold letter. We will need to resolve the clinical hold with the FDA in order to resume dosing and screening and successfully complete our global Phase 3 studies for ATTR amyloidosis. Our business may be adversely affected if the clinical hold is not resolved in a timely manner or at all, or if other regulatory or patient safety concerns lead to additional delays. We cannot guarantee that we will be able to address the FDA’s concerns in order to resolve the clinical hold.
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
•
If we experience delays or difficulties in the enrollment of patients in clinical trials, including as a result of the clinical hold on the IND applications for the MAGNITUDE and MAGNITUDE-2 Phase 3 clinical trials of nexiguran ziclumeran (“nex-z”, also referred to as NTLA-2001), our ability to complete clinical trials or our receipt of necessary regulatory approvals could be delayed or prevented.
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

Successful development of products by us will require solving a number of issues, including developing or obtaining technologies to safely deliver a therapeutic agent into target cells within the human body or engineer human cells while outside of the body such that the modified cells can have a therapeutic effect when delivered to the patient, optimizing the efficacy and specificity of such products, and demonstrating the therapeutic selectivity, efficacy, potency, purity and safety of such products. There can be no assurance we will be successful in solving any or all of these issues. With regards to CRISPR-based therapies specifically, we are in clinical-stage development for nex-z (pending resolution of the clinical hold) and for lonvoguran ziclumeran, (“lonvo-z”, also known as NTLA-2002) and advancing towards clinical testing for our other in vivo and ex vivo product candidates. Although one CRISPR-edited ex vivo therapy has been approved in the United States (“U.S.”) and European Union (“EU”), no genome editing in vivo therapy has been approved in the U.S., EU countries or other key jurisdictions, and the potential to successfully obtain approval for any of our CRISPR product candidates remains uncertain.

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

*We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of any product candidates.

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

Because these are new therapeutic approaches, discovering, developing, manufacturing and commercializing our product candidates may subject us to a number of challenges or delays in completing our preclinical studies and initiating or completing clinical trials. We also may experience numerous unforeseen events during, or as a result of, any current or future clinical trials that we conduct, which could delay or prevent our ability to receive marketing approval or commercialize our product candidates, including:

•
challenges in obtaining regulatory authorization or approval to conduct clinical trials in the U.S. from the FDA through an IND application or from other regulatory agencies outside the U.S., such as the United Kingdom (“U.K.”) Medicines and Healthcare products Regulatory Agency (“MHRA”) or the European Medicines Agency (“EMA”), through corresponding applications, such as a clinical trial application, a clinical trial notification or a clinical trial exemption, because these agencies have very limited or no experience with the clinical development of CRISPR-based therapeutics, particularly in vivo therapeutics, which may require additional significant testing or data compared to more traditional therapies or otherwise delay the development of our product candidates;
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
•
regulatory agencies may require us to amend our IND applications or equivalent regulatory filings, modify the design of our clinical trials or perform more extensive or lengthier preclinical or clinical testing compared to existing therapeutic modalities, any of which may delay the initiation or progression of any of our clinical trials;
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

To date, most human clinical trials utilizing either in vivo or ex vivo CRISPR-based therapeutics are still at a clinical stage, with only one ex vivo CRISPR-based therapeutic product approved in the U.S. and EU. We have ongoing clinical trials in various countries for nex-z for ATTR amyloidosis (pending resolution of the clinical hold) and for lonvo-z for hereditary angioedema (“HAE”). There is no certainty that the FDA or other similar agencies will continue to apply to all our CRISPR product candidates the same regulatory pathway and requirements it is applying to other in vivo therapies or ex vivo engineered therapeutics.

In addition, if any product candidates encounter safety or efficacy problems, development delays, regulatory issues or other problems, our development plans and business could be significantly harmed. For the reasons described above, among others, regulatory bodies, particularly the FDA, have requested, and may request in the future, additional preclinical studies for genome editing products, such as additional studies related to toxicology, biodistribution or reproductive health, and/or preclinical studies earlier in clinical development compared to other therapeutic modalities. Although the FDA cleared the IND applications that we have submitted, it is possible that the FDA may impose requirements that result in a delay of any of our programs, including our submission of a BLA or comparable marketing application, or their regulatory approval. For example, on October 29, 2025, the FDA placed a clinical hold on the IND applications for the MAGNITUDE and MAGNITUDE-2 Phase 3 clinical trials for patients with ATTR-CM and ATTRv-PN, respectively. This action followed a report of Grade 4 liver transaminase elevations and increased total bilirubin in a patient who was dosed with nex-z in the MAGNITUDE trial, who has since passed away. We cannot predict when we will resume the MAGNITUDE and MAGNITUDE-2 Phase 3 clinical trials for nex-z, and there is a risk that we may not be able to resume those trials. As a result, we cannot predict the impact of this event on the timing or outcome of MAGNITUDE, MAGNITUDE-2, or any of our other studies. If regulatory authorities determine that the case may be indicative of concerns that apply to our other product candidates, it is possible that the FDA or other regulatory authorities may request additional information, place additional restrictions or requirements, or impose a clinical hold on our other clinical trials or development programs, or that our licensing partners may cease clinical development of their licensed assets, until we are able to resolve the clinical hold.

If we are unable to complete the required studies satisfactorily, the FDA or other regulatory bodies could require that we exclude certain patient populations from clinical studies, place our other clinical studies on hold, or require us to cease further clinical studies or deny approval of such product candidates. Further, competitors that are developing in vivo or ex vivo products with similar technology may experience problems with their product candidates or programs that could in turn cause us to identify problems with our product candidates and programs or cause the FDA or other regulatory bodies to impose additional requirements, that could cause us to delay or pause development of our product candidates. Any of these occurrences may harm our ability to identify and develop product candidates, and may harm our business, financial condition, results of operations and prospects significantly.

We may experience manufacturing delays or other issues that prevent us from executing the clinical trials for nex-z (pending resolution of the clinical hold) and for lonvo-z or our other product candidates on the timeline we expect. Moreover, we cannot guarantee that the FDA, MHRA, EMA, or other regulatory authorities will not change their requirements in the future or that they will approve amendments to our IND applications or equivalent regulatory filings, including for nex-z and lonvo-z, or our other product candidates, on the timeline we expect.

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

*Negative public opinion and increased regulatory scrutiny of CRISPR use, genome editing or gene therapy may damage public perception of the safety of our product candidates and adversely affect our ability to conduct our business or obtain regulatory approvals for such product candidates.

Gene therapy in general, and genome editing in particular, remain novel technologies, with only a limited number of gene therapy products, and only one ex vivo genome editing product, approved to date in the U.S. and EU. Public perception may be influenced by claims that gene therapy or genome editing, including the use of CRISPR, is unsafe or unethical, or carries an undue risk of side effects, such as improper modification of a gene sequence in a patient’s chromosome that could lead to disease such as cancer, and gene therapy or genome editing may not gain the acceptance of the public or the medical community. In particular, our success will depend upon physicians who specialize in the treatment of diseases targeted by our product candidates prescribing our product candidates in lieu of, or in addition to, existing treatments with which they are more familiar and for which greater clinical data may be available. In addition, responses by the U.S., state or foreign governments to negative public perception or ethical concerns may result in new legislation or regulations that could limit our ability to develop or commercialize any product candidates, obtain or maintain regulatory approval or otherwise achieve profitability. More restrictive statutory regimes, government regulations or negative public opinion could have an adverse effect on our business, financial condition and results of operations and prospects, and may delay or impair the development and commercialization of our product candidates or demand for any products we may develop. For example, certain gene therapy trials led to several well-publicized adverse events, including cases of leukemia and death. In October 2025, we announced that the FDA placed a clinical hold on the IND applications for the MAGNITUDE and MAGNITUDE-2 Phase 3 clinical trials for patients with ATTR-CM and ATTRv-PN, respectively, following a report of Grade 4 liver transaminase elevations and increased total bilirubin in a patient who was dosed with nex-z in the MAGNITUDE trial. This patient passed away on November 5, 2025, and an investigation is underway to evaluate the case. For more information, see the above risk factor entitled “We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of any product candidates.”

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

Risks Related to the Industry

*Inconclusive results, lack of efficacy, adverse events or additional safety concerns in clinical trials that we or others conduct may impede the regulatory approval process or overall market acceptance of our product candidates.

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
•
be sued; or
•
experience damage to our reputation.

For example, on October 29, 2025, the FDA placed a clinical hold on the IND applications for the MAGNITUDE and MAGNITUDE-2 Phase 3 clinical trials for patients with ATTR-CM and ATTRv-PN, respectively, following a report of Grade 4 liver transaminase elevations and increased total bilirubin in a patient who was dosed with nex-z in the MAGNITUDE trial. This patient passed away on November 5, 2025, and an investigation is underway to evaluate the case. Even if we are able to resolve the hold, there could be further adverse impacts on nex-z and potentially on our, or our licensees’, other product candidates.

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

We are at a clinical stage of development and our technology and approach has not yet led, and may never lead, to the approval or commercialization of any of our product candidates, including nex-z for ATTR amyloidosis (pending resolution of the clinical hold) and lonvo-z for HAE, or to our other preclinical stage product candidates being deemed appropriate for clinical development and ultimately approval by a regulatory agency. Even if we are successful in building our pipeline of product candidates, completing clinical development, establishing the necessary manufacturing processes and capabilities, obtaining regulatory approvals and commercializing product candidates will require substantial additional funding and are subject to the risks of failure inherent in therapeutic product development. Investment in biopharmaceutical product development involves significant risk that any potential product candidate will fail to demonstrate acceptable safety and efficacy profiles, gain regulatory approval, or become commercially viable.

We cannot provide any assurance that we will be able to successfully advance any of our product candidates, including nex-z (pending resolution of the clinical hold), lonvo-z, or product candidates developed through our collaborations, through the entire research and development process. Any of our other programs may show promise yet fail to yield product candidates for clinical development or commercialization for many reasons. For more information regarding these risks, see the above risk factor section entitled “Risks Related to Preclinical and Clinical Development.”

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
•
potential adverse events for any products developed, or negative interactions with regulatory agencies, by us or others in the gene therapy and genome editing fields, including as a result of the clinical hold on the IND applications for the MAGNITUDE and MAGNITUDE-2 Phase 3 clinical trials for patients with ATTR-CM and ATTRv-PN, respectively, following a report of Grade 4 liver transaminase elevations and increased total bilirubin in a patient who was dosed with nex-z in the MAGNITUDE trial. This patient passed away on November 5, 2025, and an investigation is underway to evaluate the case. For more information, see the above risk factor entitled “We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of any product candidates.”; and
•
the effectiveness of our sales and marketing efforts and distribution support.

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

We are not profitable and have incurred losses in each period since our inception. Our net loss was $316.9 million for the nine months ended September 30, 2025. As of September 30, 2025, we had an accumulated deficit of $2,494.3 million. We expect these losses to increase as we continue to incur significant research and development and other expenses related to our ongoing operations, seek regulatory approvals for our future product candidates, scale-up manufacturing capabilities, maintain, expand and protect our intellectual property portfolio and hire additional personnel to support the development of our product candidates and to enhance our operational, financial and information management systems. We expect to finance our operations through a combination of collaboration revenue, equity or debt financings or other sources, which may include collaborations with third parties.

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

Risks Related to Government Regulation

Risks Related to Obtaining Regulatory Approval

*While the regulatory framework exists for approval of gene therapy products, including genome editing products, the limited precedent for genome editing products make the regulatory approval process potentially more unpredictable and we may experience significant delays in the clinical development and regulatory approval, if any, of our product candidates.

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

Patient enrollment is a significant factor in the timing of clinical trials and is affected by many factors, including willingness of physicians to use an experimental therapy, the availability of existing treatments, the trial’s geographic locations and the number of patients in each geographic location. In addition, our ability to enroll and dose patients may be delayed by the relevant regulatory authority, as well as the IRB or another ethics committee (whether local or national). For example, as set forth in the National Institutes of Health (“NIH”) Guidelines for Research Involving Recombinant or Synthetic Nucleic Acid Molecules (“NIH Guidelines”), gene therapy clinical trials are also subject to review and oversight by an institutional biosafety committee (“IBC”), a local institutional committee that reviews and oversees research utilizing recombinant or synthetic nucleic acid molecules at that institution. Before a clinical trial can begin at any institution, that institution’s IRB and its IBC assesses the safety of the research and identifies any potential risk to public health or the environment. While the NIH Guidelines are not mandatory unless the research in question is being conducted at or sponsored by institutions receiving NIH funding of recombinant or synthetic nucleic acid molecule research, many companies and other institutions not otherwise subject to the NIH Guidelines voluntarily follow them. Further, a clinical trial may be suspended or terminated by us, the relevant IRBs or ethics committees of the trial, or the FDA or other regulatory authorities, or upon a recommendation of the trial’s DMC, due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product candidate, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. For example, in October 2025, the FDA placed a clinical hold on the IND applications for the MAGNITUDE and MAGNITUDE-2 Phase 3 clinical trials for patients with ATTR-CM and ATTRv-PN, respectively. We cannot predict when we will resolve the clinical hold with the FDA and resume the MAGNITUDE and MAGNITUDE-2 Phase 3 clinical trials for nex-z, and there is a risk that we may not be able to resume those trials. For more information, see the above risk factor entitled “We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of any product candidates.” If we experience termination of, or delays in the completion of, any clinical trial of product candidates, the commercial prospects for such product candidates will be harmed, and our ability to generate product revenue will be impaired. In addition, any delays in completing any clinical trials will increase our costs, slow down our product development and approval process and jeopardize our ability to commence product sales and generate revenue.

We are currently conducting and may in the future conduct other clinical trials for our product candidates outside the U.S., and the FDA and comparable foreign regulatory authorities may not accept data from such trials.

We are currently conducting our Phase 3 clinical trials of nex-z (pending resolution of the clinical hold) and for lonvo-z, and may in the future conduct clinical trials for our other product candidates, outside the U.S. The acceptance of data from clinical trials conducted outside the U.S. or another jurisdiction by the FDA or comparable foreign regulatory authority may be subject to certain conditions or may not be accepted at all. The FDA will generally not consider the data from a foreign clinical trial not conducted under an IND unless (i) the trial was well-designed and well-conducted in accordance with good clinical practice (“GCP”) requirements, including requirements for the design, conduct, performance, monitoring, auditing, recording, analysis, and reporting of clinical trials in a way that provides assurance that the data and reported results are credible and accurate and that the rights, safety, and well-being of trial subjects are protected, and (ii) the FDA is able to validate the data from the trial through an onsite inspection, if necessary. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical powering, must be met. Many foreign regulatory authorities have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any comparable foreign regulatory authority will accept data from trials conducted outside of the U.S. or the applicable jurisdiction. If the FDA or any comparable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which could be costly and time-consuming, and which may result in product candidates that we may develop not receiving approval for commercialization in the applicable jurisdiction.

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

We have received orphan drug designation from the FDA for nex-z for the treatment of ATTR amyloidosis, which is currently the subject of an FDA clinical hold as described above (see the above risk factor entitled “We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of any product candidates.”), and from the FDA and EC for lonvo-z for the treatment of HAE. We may seek orphan drug designation for some of our other product candidates in orphan indications in which there is a medically plausible basis for the use of these product candidates. Even where we obtain orphan drug designation, exclusive marketing rights in the U.S. may be limited if we seek approval for an indication broader than the orphan designated indication and may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition. In addition, although we intend to seek orphan drug designation for other product candidates, we may never receive such designations.

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

We have received the RMAT designation from the FDA for nex-z for the treatment of ATTRv-PN, which is currently the subject of an FDA clinical hold as described above (see the above risk factor entitled “We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of any product candidates.”), and for lonvo-z for the treatment of HAE. A product candidate is eligible for RMAT designation if: (1) it is a cell therapy, therapeutic tissue engineering product, human cell or tissue product, or a combination product using any such therapies or products; (2) it is intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition; and (3) there is preliminary clinical evidence that indicates that the product candidate has the potential to address unmet medical needs for such disease or condition. This program is intended to facilitate efficient development and expedite review of RMATs. A BLA for a product candidate with RMAT designation may be eligible for priority review or accelerated approval through (1) surrogate or intermediate endpoints reasonably likely to predict long-term clinical benefit or (2) reliance upon data obtained from a meaningful number of sites. Benefits of such designation also include early interactions with the FDA to discuss any potential surrogate or intermediate endpoint to be used to support accelerated approval. A product candidate that has RMAT designation and is subsequently granted accelerated approval and is subject to post-approval requirements may fulfill such requirements through the submission of clinical evidence, clinical studies, patient registries, or other sources of real-world evidence, such as electronic health records, the collection of larger confirmatory data sets, or post-approval monitoring of all patients treated with such therapy prior to its approval. RMAT designation is within the discretion of the FDA. Accordingly, even if we believe one of our product candidates meets the criteria for RMAT designation, the FDA may disagree and instead determine not to grant such designation. In any event, the receipt of RMAT designation for a product candidate may not result in a faster development process, review or approval compared to product candidates considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, even if one or more of our product candidates qualifies for RMAT designation, the FDA may later decide that the product candidate no longer meets the conditions for qualification.

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

Existing regulatory policies have begun to change, and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates.

In June 2024, the U.S. Supreme Court overruled the Chevron doctrine, which gave deference to regulatory agencies’ statutory interpretations in litigation against federal government agencies, such as the FDA and Centers for Medicare & Medicaid Services (“CMS”), agencies within the U.S. Department of Health and Human Services (“HHS”), where the law is ambiguous. This decision may result in more lawsuits against the FDA to challenge longstanding decisions and policies of the FDA, which could undermine the FDA’s authority, lead to uncertainties in the industry, and disrupt the FDA’s normal operations, any of which could delay the FDA’s review of our regulatory submissions. We cannot predict the full impact of this decision, future judicial challenges brought against the FDA, or the nature or extent of government regulation that may arise from future legislation or administrative action. In addition, the leadership, personnel, policies, and/or priorities of government departments and agencies responsible for establishing and operating programs and regulations related to pharmaceutical products, such as HHS, FDA and CMS, have begun to change in 2025. New leadership, personnel, policies, priorities, and/or regulations may affect our industry and/or products. For example, FDA or CMS policies and practices concerning gene and cell therapies may change in a way that disparately impacts our product candidates, such as reducing the staff of these agencies or not retaining experienced staff at these agencies who have expertise relevant to our industry and products, and/or applying evolving standards for regulatory decisions. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained, and we may not achieve or sustain profitability.

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

The ability of the FDA and other similar regulatory agencies to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and authorization to accept the payment of user fees, reallocation of resources to address unique or new healthcare issues (or other future public health concerns), and statutory, regulatory, and policy changes. For example, in the first several months of 2025, the U.S. government has, among other measures, issued executive orders and undertaken reductions in force that have adversely impacted FDA staffing and resources. In addition, government funding of other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable. In addition, over the last several years, including as recent as October 2025, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities.

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

Specific to our nex-z program, we are aware of other companies that are currently commercializing or developing products and therapies used to treat ATTR amyloidosis, including Alnylam Pharmaceuticals, Inc., AstraZeneca Pharmaceuticals LP, BridgeBio Pharma Inc., Bayer AG, Ionis Pharmaceuticals, Inc., Metagenomi, Inc., Novo Nordisk A/S, Pfizer, Inc. and YolTech Therapeutics.

Specific to our lonvo-z program, we are aware of other companies that are currently commercializing or developing products used to treat HAE, including ADARx Therapeutics, Inc., Astria Therapeutics Inc., BioCryst Pharmaceuticals Inc., CSL Limited, Ionis Pharmaceuticals, Inc., KalVista Pharmaceuticals, Inc., Pharming Group N.V., Pharvaris N.V. and Takeda Pharmaceutical Company Limited.

Our platform and product foci are on the development of therapies using CRISPR-based technologies. Genome editing companies focused on CRISPR-based technologies include: Arbor Biotechnologies, Inc., Beam Therapeutics Inc., Caribou Biosciences, Inc., CRISPR Therapeutics AG, EdiGene, Inc., Editas Medicine, Inc., Emendo Biotherapeutics, Inc., Ensoma, Inc., Excision Biotherapeutics, Inc., Integra Therapeutics, S.L., Mammoth Biosciences, Inc., Metagenomi, Inc., Modalis Therapeutics Inc., nChroma Bio (formerly Chroma Medicine, Inc.), Prime Medicine, Inc., Scribe Therapeutics, Inc., Tessera Therapeutics, Inc., ToolGen, Inc., Tune Therapeutics, Inc., Verve Therapeutics, Inc. (acquired by Eli Lilly and Company) and YolTech Therapeutics.

There are also companies developing therapies using additional genome editing technologies, which include Allogene Therapeutics, Inc., Genetix Biotherapeutics, Inc., Cellectis S.A., Editas Medicine, Inc., Life Edit Therapeutics (an ElevateBio Company), Myeloid Therapeutics, Inc., Poseida Therapeutics, Inc. (acquired by Roche Holdings, Inc.), Precision Biosciences, Inc., Prime Medicine, Inc., Sangamo Therapeutics, Inc., Seamless Therapeutics, Inc., Stylus Medicine, Inc. and Tessera Therapeutics, Inc.

We are also aware of companies developing therapies in various areas related to our specific research and development programs. For ex vivo, these companies include Atara Biotherapeutics, Inc., Allogene Therapeutics, Inc., BRL Medicine, Inc., Caribou Biosciences, Inc., CARSgen Therapeutics Corporation, Cellectis S.A., CRISPR Therapeutics AG, Legend Biotech USA, Inc., Poseida Therapeutics, Inc. (acquired by Roche Holdings, Inc.), Precision BioSciences, Inc., and Sana Biotechnology, Inc. For in vivo, these companies include Beam Therapeutics Inc., CRISPR Therapeutics AG, Editas Medicine, Inc., Ensoma, Inc., Metagenomi, Inc., Orna Therapeutics, Inc., Precision Biosciences, Inc., Prime Medicine, Inc., Tessera Therapeutics, Inc., Vertex Pharmaceuticals, Inc. and Verve Therapeutics, Inc.

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

Companies trading in the stock market in general, and in The Nasdaq Global Market in particular, have also experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. In the past, following periods of volatility in the market, securities class-action litigation has often been instituted against companies. See, for example, Part II, Item 1 “Legal Proceedings,” for a description of the Gonzalez class action alleging that we and certain of our officers made false and misleading statements regarding our NTLA-3001 program. Other purported stockholders may file similar lawsuits challenging our disclosures. Even if the allegations against us are unfounded or we ultimately are not held liable, we may experience related negative publicity resulting in damage to our reputation. Such litigation, if instituted against us, could result in substantial costs and diversion of management’s attention and resources, which could materially and adversely affect our business, financial condition, results of operations and growth prospects.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 5. Other Information

Rule 10b5-1 Trading Plans

The following table describes for the three months ended September 30, 2025 each trading arrangement under which our directors or officers adopted, materially modified, or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement.

Name (Title)	Action Taken (Date of Action)	Type of Trading Arrangement	Nature of Trading Arrangement	Duration of Trading Arrangement	Aggregate Number of Securities
John M. Leonard (President, CEO)	Adoption (September 11, 2025)	Rule 10b5-1 trading arrangement	Sale	Until the earlier of (a) the close of trading on December 12, 2027; (b) the date that all shares of stock subject to the trading plan have been sold; and (c) the date on which the plan holder gives notice to terminate the plan.	101,664
Edward J. Dulac III (Executive VP, CFO)	Adoption (September 8, 2025)	Rule 10b5-1 trading arrangement	Sale

Until the earlier of (a) September 30, 2026; (b) the first date on which all trades have been executed or all trading orders related to such trades have expired; and (c) the date on which the plan holder gives notice to terminate the plan.

					Indeterminable (1)

(1) The number of shares that will be sold in accordance with this trading arrangement is indeterminable at the time of the filing of this Quarterly Report on Form 10-Q for the period ended September 30, 2025. Upon vesting of RSUs, it is our policy to immediately initiate a sell-to-cover in order to satisfy any applicable tax withholding obligations on behalf of the employee. The number of shares sold in the sell-to-cover will vary based on the market price of our common stock at the time of settlement. Any remaining shares held by Mr. Dulac after the sell-to-cover may be sold pursuant to the terms of this trading arrangement.

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

10.1

Amendment to Lease Agreement by and between the Registrant and ARE-Tech Square, LLC, dated as of July 2, 2025. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37766) filed with the Securities and Exchange Commission on August 7, 2025).

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

Dated: November 6, 2025

INTELLIA THERAPEUTICS, INC.

By:	/s/ John M. Leonard
John M. Leonard, M.D.
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Edward J. Dulac III
Edward J. Dulac III
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Michael P. Dube
Michael P. Dube
Vice President, Chief Accounting Officer
(Principal Accounting Officer)