Form 10-K
period 2025-12-31
Intellia Therapeutics, Inc.
filed 2026-02-26
CIK 1652130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $869,490,759 as of June 30, 2025 (based on a closing price of $9.38 per share as quoted by the Nasdaq Global Market as of such date). In determining the market value of non-affiliate common stock, shares of the registrant’s common stock beneficially owned by officers, directors and affiliates have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The registrant had 118,133,546 shares of Common Stock, $0.0001 par value per share, outstanding as of February 13, 2026.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference certain information from the registrant’s definitive Proxy Statement for its 2026 annual meeting of shareholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year end of December 31, 2025. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

Intellia Therapeutics, Inc.

Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2025

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
•
our ability to execute our clinical study strategy for nexiguran ziclumeran (“nex-z,” also referred to as NTLA-2001), our program for the treatment of transthyretin (“ATTR”) amyloidosis, including the ability to resume dosing and screening in the MAGNITUDE Phase 3 clinical trial by resolving the clinical hold placed by the U.S. Food and Drug Administration (“FDA”) on the Investigational New Drug (“IND”) application for the MAGNITUDE Phase 3 trial, resume the MAGNITUDE-2 Phase 3 trial following the removal of the prior clinical hold, and the ability to successfully complete this study, or the success of such program;
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

Summary of the Material Risks Associated with Our Business

•
Our investigational new drug (“IND”) application for the MAGNITUDE Phase 3 clinical trial for patients with transthyretin (“ATTR”) amyloidosis with cardiomyopathy (“ATTR-CM”) has been placed on clinical hold by the United States Food and Drug Administration (“FDA”). We will need to resolve the clinical hold with the FDA in order to resume dosing and screening in MAGNITUDE. We also need to resume and successfully complete the MAGNITUDE-2 Phase 3 clinical trial in patients with hereditary ATTR amyloidosis with polyneuropathy (“ATTRv-PN”). Our business may be adversely affected if the clinical hold is not resolved in a timely manner or at all, or if other regulatory or patient safety concerns lead to additional delays. We cannot guarantee that we will be able to address the FDA’s concerns in order to resolve the clinical hold on the IND for the MAGNITUDE clinical trial.
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

PART I

Item 1. Business

Overview

Intellia Therapeutics, Inc. (“we,” “us,” “our,” “Intellia,” or the “Company”) is a leading biopharmaceutical company focused on revolutionizing medicine leveraging CRISPR gene editing and other core technologies. Our mission is to transform the lives of people with severe diseases by developing and commercializing potentially curative treatments. With deep scientific, technical and clinical development experience, we aim to reset the standard for medicine by durably treating the root causes of disease.

For over a decade, Intellia has applied its proprietary technologies and expertise, including CRISPR-based gene editing technologies, oligonucleotides, and lipid nanoparticles (“LNPs”), to develop novel, first-in-class product candidates. This includes the development of lonvoguran ziclumeran (“lonvo-z,” also referred to as NTLA-2002) for the treatment of hereditary angioedema (“HAE”) and nexiguran ziclumeran (“nex-z,” also referred to as NTLA-2001) for the treatment of transthyretin (“ATTR”) amyloidosis. These lead product candidates are the first in vivo genome editing product candidates into Phase 3 development. These systemically administered CRISPR-based candidates are designed to address diseases with high unmet need with a single intravenous (“IV”) infusion that is administered in an outpatient setting. Lonvo-z and nex-z are currently in Phase 3 clinical development, and we are preparing for the planned commercial launch of lonvo-z in the first half of 2027.

In order to treat—and potentially cure—a broader range of severe diseases, we and our collaboration partners are advancing the development of additional clinical and preclinical product candidates. Throughout our history, we have leveraged collaborations to expand and accelerate the development of product candidates. Our current relationships include our collaboration with Regeneron Pharmaceuticals, Inc. (“Regeneron”) and other research collaborations focused on the development of product candidates.

Strategy

Our strategy is to (1) advance the clinical development of our lead CRISPR-based product candidates, (2) build and leverage a fully integrated commercial-stage infrastructure, (3) expand our pipeline utilizing our expertise and proprietary technologies, and (4) collaborate with partners to expand our technology reach and maximize our return on investment.

Advance the clinical development of our lead CRISPR-based product candidates. We are focused on successfully completing late-stage clinical development of our lead product candidates, lonvo-z for the treatment of patients with HAE and nex-z for the treatment of patients with ATTR amyloidosis with cardiomyopathy (“ATTR-CM”) and hereditary ATTR amyloidosis with polyneuropathy (“ATTRv-PN”). As the only in vivo genome editing product candidates in Phase 3 clinical development, lonvo-z and nex-z are positioned at the forefront of a new wave of medicine that aims to treat the underlying root cause of disease, rather than its symptoms. These Phase 3 clinical trials are intended to enable us to secure regulatory approvals and marketing authorizations for commercialization that would deliver on our initial promise to benefit patients, the healthcare system and other stakeholders.

Build and leverage a fully integrated commercial-stage infrastructure. While successfully completing our late-stage clinical trials is a critical step toward realizing the potential value of our product candidates, we are building a fully-integrated infrastructure that includes a United States (“U.S.”)-focused commercial and medical affairs field force to enhance our return on the investment we have made in the development of lonvo-z, nex-z and earlier-stage product candidates. Historically, we have focused heavily on building capabilities that are essential for a successful clinical-stage organization. To prepare for a potential positive Phase 3 readout, Biologics License Application (“BLA”) filing and successful commercial launch for lonvo-z, we have been enhancing our organization with senior leaders who are undertaking pre-commercial activities, and we have plans to scale this team to enable a successful launch, if approved. Ultimately, we aim to become a self-sustaining biopharmaceutical company with capabilities from drug discovery through commercialization. Our goal is to create value across many stakeholders ― patients, prescribers, payers, shareholders and employees ― by leveraging our internal infrastructure and external collaborations.

Expand our pipeline utilizing our expertise and proprietary technologies. We are committed to addressing a range of unmet medical needs through the development of novel therapeutic candidates utilizing CRISPR gene editing and other core technologies. These efforts have yielded our current late-stage product candidates, lonvo-z and nex-z, and a range of earlier-stage programs that we are developing independently and in collaboration with our partners. We aim to remain a pioneer in the field by developing additional product candidates that leverage our proprietary technologies acquired or developed over a decade-plus of research and development, including multi-modal CRISPR gene editing, LNP, and oligonucleotide technologies.

Collaborate with partners to expand the reach of our technology and maximize our return on investment. Since our inception, collaborations have been an important part of our strategy. These relationships enable us to augment our scientific expertise, extend the reach of our technology and provide the potential for us to address the unmet needs of additional patients. Collaborations can also enable us to generate greater returns on the significant investments that we have made in our core technologies and product candidates through the form of upfront payments, milestones, royalties, and/or cost-sharing arrangements. We believe that collaborations may play a critical role in expanding the commercial potential of our product candidates in markets outside of the U.S., powering the development and deployment of our technology, and maximizing the return of our investment to benefit our stakeholders, including patients, healthcare systems, and shareholders.

Our Pipeline

The following table summarizes the status of our research and development programs:

Lead Programs

We are the first company to advance in vivo genome editing product candidates into Phase 3 development. These candidates are being developed for patients with HAE and ATTR amyloidosis. Our research efforts focus on pursuing additional targets within the liver and expanding our targets and delivery technology for diseases outside the liver.

Hereditary Angioedema (“HAE”) Program

Background

HAE is a rare, genetic disease characterized by severe, recurring and unpredictable inflammatory attacks in various organs and tissues of the body, which can be painful, debilitating and life-threatening. The most common areas of the body to develop swelling are the limbs, face, intestinal tract and airway. Minor trauma or stress may trigger an attack but swelling often occurs without a known trigger. Episodes involving the intestinal tract cause severe abdominal pain, nausea and vomiting. Swelling in the airway can restrict breathing and lead to life-threatening obstruction of the airway. The disease is caused by increased levels of bradykinin, a protein which leads to swelling. Most patients with HAE have a deficiency of C1 esterase inhibitor (“C1-INH”) protein, which normally prevents the overproduction of bradykinin that causes the recurring, debilitating and potentially fatal swelling attacks in people living with HAE. It is estimated that approximately one in 50,000 people globally are affected by HAE, and approximately 7,000 patients in the U.S. are being treated for HAE.

Limitations of Current Treatment Options

There are currently more than 10 products approved in the U.S. as long-term prophylactic (“LTP”) or on-demand treatments for HAE. LTPs are intended to be life-long therapies that may be administered via IV or subcutaneous (“SC”) injections as often as twice per week, or daily oral administration to ensure constant pathway suppression for disease control. Despite chronic administration, breakthrough attacks still occur. As a result, most patients with HAE also receive a prescription for on-demand therapies to ease or resolve their attacks. In addition to the ongoing burden of chronic treatment, market research has shown that patients also continue to suffer from mental burdens associated with the unpredictability of their HAE attacks and their ability to pay for their medications, among other factors.

Our Approach

Kallikrein inhibition is a clinically validated strategy for the preventive treatment of HAE attacks. Lonvo-z is a wholly owned, investigational in vivo CRISPR-based therapeutic candidate designed to inactivate the kallikrein B1 (“KLKB1”) gene in the liver, drive consistent, deep and potentially lifelong reduction in kallikrein levels, and dramatically reduce or eliminate HAE attacks via a one-time treatment. It also aims to eliminate the significant burdens associated with currently available HAE therapies.

About the Lonvo-z Clinical Program

HAELO is our Phase 3 clinical study of lonvo-z for the treatment of HAE. HAELO is a global, randomized, double-blind, placebo-controlled study that was designed to evaluate the efficacy and safety of lonvo-z planned for 60 adults with Type I or Type II HAE. Patients were randomized 2:1 to receive a single 50 mg infusion of lonvo-z or placebo. Patients randomized to the placebo arm are eligible for optional crossover to lonvo-z at week 28. The primary endpoint is the number of HAE attacks from week 5 through week 28. In January 2025, we announced that the first patient had been dosed in the global Phase 3 study. In September 2025, we announced that enrollment was completed. In total, 80 patients were enrolled in the trial and received a one-time 50 mg dose of lonvo-z or placebo. We expect to report topline data from the HAELO Phase 3 trial by mid-2026, submit a BLA to the U.S. Food and Drug Administration (“FDA”) in the second half of 2026 and are preparing for an anticipated U.S. commercial launch of lonvo-z in the first half of 2027.

In November 2025, at the American College of Allergy, Asthma & Immunology 2025 Annual Scientific Meeting (“ACAAI”), longer-term clinical data were presented from a pooled analysis of all 32 patients who received a 50 mg dose of lonvo-z in our ongoing Phase 1/2 clinical trial. The data cut-off for the analysis was August 29, 2025. Durable reductions in plasma kallikrein were observed in all patients, with a mean reduction of 89% at month 24. Among the 32 patients, 31 (97%) were both attack-free and LTP-free as of the data cutoff, with 24 (75%) being attack-free and LTP-free for at least seven months (up to 32 months for patients with the longest follow-up). A well-tolerated safety profile was observed for up to three years of follow-up with no long-term risks identified. The most frequent treatment-emergent adverse events (“TEAEs”) within 28 days of infusion were infusion-related reactions, fatigue and headache. The most frequent TEAEs reported 28 or more days after infusion up to long-term follow-up (“LTFU”) were nasopharyngitis, upper respiratory tract infection, back pain, arthralgia and COVID-19. One serious adverse event, (“SAE”), a pulmonary embolism, was observed in a patient with multiple risk factors one year after the infusion, and the event resolved without sequelae. In LTFU, there were no SAEs or TEAEs reported with 50 mg of lonvo-z as of the data cutoff.

In late 2025, we sponsored a blinded market research study with 104 U.S. HAE patients and 151 U.S. HAE treating physicians. After reviewing a blinded target product profile aligned with lonvo-z’s Phase 1/2 clinical data, 99% of patients said they would be at least somewhat likely – and 64% said they would be extremely or very likely – to take lonvo-z if prescribed. Additionally, 92% of healthcare providers indicated they would prescribe a product with this profile, estimating they would prescribe it to 54% of the approximately 4,000 patients with HAE under their care.

To prepare for a planned launch of lonvo-z in the first half of 2027, we have expanded our field medical team, strengthened engagement with treating physicians and patient advocacy groups, initiated our payer engagements and advanced our launch strategy. In 2026, we intend to initiate building our field sales and reimbursement teams, finalize our distribution models, identify U.S. treatment centers and complete our pricing strategy.

We have received five regulatory designations for lonvo-z: orphan designation in the European Union (“EU”) granted by the European Commission (“EC”), orphan designation and Regenerative Medicine Advanced Therapy (“RMAT”) designation by the FDA, the Innovation Passport by the United Kingdom (“U.K.”) Medicines and Healthcare products Regulatory Agency (“MHRA”), and access to the Priority Medicine (“PRIME”) program by the European Medicines Agency (“EMA”). Access to the PRIME program is granted by the EMA to drug candidates that may offer a major therapeutic advantage over existing treatments or that benefit patients without treatment options.

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

Limitations of Current Treatment Options

Currently, there are three marketed therapies for the treatment of ATTRv-PN approved in the U.S. While these therapies have shown the potential to slow or halt the progression of neuropathic symptoms, and may lead to an improvement in symptoms for some patients, the disease often continues to progress and the therapies’ approved prescribing instructions require them to be administered chronically for the life of the patient in order to sustain benefit. At present, there are three therapies approved for ATTR-CM (including both ATTRv-CM and ATTRwt-CM) in the U.S. While these therapies have shown the ability to improve patient outcomes, most patients still appear to have the progressive disease. As with the treatments for ATTRv-PN, chronic, lifetime dosing is required to sustain the therapeutic effects.

Our Approach

Nex-z is an investigational in vivo CRISPR-based therapeutic candidate designed to inactivate the TTR gene in the liver, thereby preventing the production of TTR protein. Delivered with our in vivo LNP technology, nex-z offers the possibility of halting and reversing disease by driving a deep, consistent and potentially lifelong reduction in TTR protein after a one-time treatment. Using this approach, we aim to address ATTR amyloidosis regardless of the disease manifestation. Clinical studies have validated that the level of TTR protein reduction is strongly correlated with level of therapeutic benefit that patients tend to experience. Additionally, these studies suggest that loss of TTR gene expression, for example via an in vivo CRISPR-based knockout, from the liver would be well-tolerated in adult humans. We believe our approach may improve patient outcomes by significantly and consistently reducing patient exposure to TTR protein after a single dose, as opposed to life-long, chronic therapy.

About the Nex-z Clinical Program

On October 29, 2025, the FDA placed a clinical hold on the investigational new drug (“IND”) applications for the MAGNITUDE and MAGNITUDE-2 Phase 3 clinical trials for patients with ATTR-CM and ATTRv-PN, respectively. This action followed a report of Grade 4 liver transaminase elevations and increased total bilirubin in a patient who was dosed with nex-z in the MAGNITUDE trial. This patient passed away on November 5, 2025. It was reported by the principal investigator that the patient died due to septic shock secondary to a perforated duodenal ulcer. The patient’s complicated clinical course also included acute liver injury and its treatment with corticosteroids. An autopsy report supported the clinical diagnoses.

In January 2026, we announced that the FDA lifted the clinical hold on the IND for MAGNITUDE-2 for patients with ATTRv-PN. Our engagement with FDA is ongoing regarding the clinical hold on the IND for the MAGNITUDE Phase 3 clinical trial of nex-z for patients with ATTR-CM, and we plan to provide an update once alignment has been achieved on the path forward for this program.

More than 650 patients with ATTR-CM are currently enrolled in MAGNITUDE, and 47 patients with ATTRv-PN are enrolled in MAGNITUDE-2.

Nex-z has received orphan drug designation for the treatment of ATTR amyloidosis by both the FDA and the EC and has received RMAT designation from the FDA for the treatment of ATTR-CM and ATTRv-PN.

Nex-z is the subject of a co-development and co-promotion (“Co/Co”) agreement (the “ATTR Co/Co”) with Regeneron, for which we are the clinical and commercial lead party and Regeneron is the participating party. Regeneron shares in approximately 25% of worldwide development costs and commercial profits for the ATTR program and has an option to enter into a co-promotion agreement for the U.S. commercialization. For more information regarding our collaboration with Regeneron, see the section below entitled “Collaborations and Other Arrangements - Regeneron Pharmaceuticals, Inc.”

ATTR Amyloidosis with Cardiomyopathy (“ATTR-CM”):

In 2024, we initiated the pivotal Phase 3 MAGNITUDE trial. The MAGNITUDE trial is an international, randomized, double-blind, placebo-controlled study to evaluate the efficacy and safety of nex-z in approximately 1,200 adults with ATTR-CM. The primary endpoint of the study is a composite of cardiovascular (“CV”)-related mortality and events. Patients are randomized 2:1 nex-z:placebo, with a single 55 mg infusion of nex-z administered.

In November 2025, we presented positive follow-up data from the ongoing Phase 1 clinical trial of nex-z in patients with ATTR-CM at the American Heart Association Scientific Sessions. The data were as of an August 23, 2025, data cut-off date. Across all 36 patients, a one-time treatment of nex-z led to consistent and durable reductions in serum TTR, regardless of baseline levels, through the latest follow-up. Among the nine patients who reached 36 months of follow-up, the mean serum TTR reduction was 87%. Patients dosed with nex-z continued to show evidence of disease stabilization or improvement as evidenced by multiple markers of cardiomyopathy, including N-terminal pro-B-type natriuretic peptide, high sensitivity Troponin T, 6-minute walk test, Kansas City Cardiomyopathy Questionnaire and echocardiographic measures. The most commonly reported treatment-related adverse events were infusion-related reactions (“IRRs”) and transaminase elevations. Additionally, data from a post-hoc analysis was presented from a cohort of 1,792 ATTR-CM patients from the National Amyloidosis Center (“NAC”) who were followed contemporaneously and whose baseline characteristics were matched to those of the Phase 1 nex-z population. The analysis showed patients receiving a one-time treatment with nex-z had an all-cause mortality rate of 3.9 per 100 patient-years, while the matched cohort had an all-cause mortality rate of 12.7 per 100 patient-years. Nex-z was generally well tolerated across all patients in the Phase 1 clinical trial.

The MAGNITUDE Phase 3 clinical trial was put on clinical hold by the FDA following a report of Grade 4 liver transaminase elevations and increased total bilirubin in a patient who was dosed with nex-z in the MAGNITUDE trial, as noted above. Our engagement with the FDA is ongoing, and we plan to provide an update once alignment has been achieved on the path forward for this program.

Hereditary ATTR Amyloidosis with Polyneuropathy (“ATTRv-PN”):

In November 2024, we announced that the FDA cleared our nex-z IND application to initiate the MAGNITUDE-2 pivotal Phase 3 trial for ATTRv-PN. MAGNITUDE-2 is an international, randomized, double-blind, placebo-controlled study to evaluate the efficacy and safety of nex-z in 60 adults with ATTRv-PN. Patients are randomized 1:1 to receive a single 55 mg infusion of nex-z or placebo. Patients randomized to the placebo arm will be eligible for optional crossover to receive nex-z following month 18. The primary endpoints are the change from baseline in modified Neuropathy Impairment Score +7 (“mNIS+7”) at month 18 and serum TTR at day 29. The mNIS+7 scale is a validated measure specifically designed to assess and quantify polyneuropathy impairment, including muscle weakness, muscle stretch reflexes, sensory loss and autonomic impairment. In April 2025, we announced that the first patient was randomized and dosed with nex-z in the global Phase 3 MAGNITUDE-2 study.

In September 2025, we presented updated data from our Phase 1 clinical trial of nex-z in patients with ATTRv-PN at the 5th International ATTR Amyloidosis Annual Meeting for Patients and Doctors in Baveno, Italy. The results were simultaneously published in the New England Journal of Medicine. Deep, durable and consistent TTR reductions continued to be observed. Across the 33 patients who received a one-time dose of 0.3 mg/kg or higher, the mean serum TTR reduction at 24 months was 92% and among the 12 patients who had reached 36 months of follow-up, the mean serum TTR reduction was 90%. Favorable trends indicating stability or improvement were observed in most patients with ATTRv-PN after a single dose of nex-z as evidenced by multiple clinical and biomarker measures, including Neuropathy Impairment Score, modified Neuropathy Impairment Score +7, modified body mass index, Norfolk Quality of Life-Diabetic Neuropathy questionnaire, neurofilament light chain, and polyneuropathy disability score. Nex-z was generally well tolerated as of the data cutoff date across all patients and at all dose levels tested. The most commonly reported treatment-related adverse events were infusion-related reactions, which were mild or moderate and did not result in any discontinuations. As previously reported, three participants had Grade 3 or greater liver enzyme elevations that were not considered serious, were asymptomatic and resolved spontaneously without medical intervention or sequelae.

The MAGNITUDE-2 Phase 3 clinical trial was put on clinical hold by the FDA following a report of Grade 4 liver transaminase elevations and increased total bilirubin in a patient who was dosed with nex-z in the MAGNITUDE trial, as noted above. In January 2026, we announced that the FDA lifted the clinical hold on the IND application for MAGNITUDE-2 for patients with ATTRv-PN. We are engaged with clinical trial investigators, ethics committees, international regulatory authorities and other stakeholders to resume enrollment activities in MAGNITUDE-2 as quickly as possible, and we expect to complete enrollment in MAGNITUDE-2 in the second half of 2026.

Our Research Programs

We are expanding the range of diseases that can be targeted with our core technologies and therapeutic approaches to develop new product candidates that address significant unmet medical need. This includes advancing gene editing programs in tissues outside the liver, either independently or in collaboration with partners, researching and applying new gene editing technologies, including DNA writing, and leveraging our other core technologies to develop differentiated product candidates.

Collaborations and Other Arrangements

To accelerate the development and commercialization of therapeutic products that use our proprietary technologies in multiple therapeutic areas, we have formed, and intend to seek other opportunities to form, strategic alliances with collaborators who can augment our leadership in the development of therapeutic products.

Regeneron Pharmaceuticals, Inc. (“Regeneron”)

In April 2016, we entered into a license and collaboration agreement with Regeneron (as amended from time to time, the “2016 Regeneron Agreement”). The 2016 Regeneron Agreement has two principal components: (i) a product development component under which the parties will research, develop and commercialize CRISPR/Cas-based therapeutic products primarily focused on genome editing in the liver, and (ii) a technology collaboration component, pursuant to which we and Regeneron will engage in research-related activities aimed at discovering and developing novel technologies and improvements to CRISPR/Cas technology to enhance our genome editing platform. Under this agreement, we also may access the Regeneron Genetics Center and proprietary mouse models to be provided by Regeneron for a limited number of our liver programs. As currently amended, the technology collaboration, and related target selection rights, under the 2016 Regeneron Agreement extends until April 2026. In addition, the 2016 Regeneron Agreement has been amended to (a) increase the number of exclusive in vivo targets to which Regeneron may develop CRISPR/Cas-based therapeutic products to fifteen and (b) grant Regeneron a non-exclusive license under certain of our intellectual property (“IP”) to independently develop and commercialize up to 10 CRISPR/Cas-based ex vivo gene edited products made using certain defined cell types. In September 2023, we further amended the 2016 Regeneron Agreement (the “2023 Regeneron Amendment”) to develop additional in vivo CRISPR-based gene editing therapies focused on neurological and muscular diseases, which research collaboration expired in September 2025 with respect to the neurological and muscular targets that were the subject of the collaboration. Under the 2016 Regeneron Agreement, we will be eligible to receive up to $320.0 million per in vivo target in development and commercial milestone payments, as well as up to mid-single-digit royalties on potential future sales.

Other Collaborations

AvenCell Therapeutics, Inc. (“AvenCell”) was formed in July 2021 as a joint venture between us, Cellex Cell Professionals GmbH (“Cellex”) and funds managed by Blackstone Life Sciences Advisors L.L.C. (“BXLS”). As part of our contribution to AvenCell, we entered into a license and collaboration agreement (the “AvenCell LCA”), granting AvenCell a license to develop and commercialize genome edited universal chimeric antigen receptor (“CAR”)-T cell therapies (limited to its use with their switchable, universal CAR-T cell UniCAR and RevCAR platforms). We continue to collaborate with AvenCell to develop allogeneic universal CAR-T cell therapies, including a program currently in a Phase 1 clinical trial. We also have one option to enter into a co-development and co-funding agreement with AvenCell for an allogeneic universal CAR-T cell therapy program for a payment of $30.0 million. In exchange for the license, we received a 33.33% equity interest in AvenCell at the time of the initial closing. As of December 31, 2025, we hold less than 10% of AvenCell.

In December 2021, we entered into a licensing and collaboration agreement with Kyverna Therapeutics, Inc. (“Kyverna”), a cell therapy company engineering a new class of therapies for autoimmune and inflammatory diseases, for the development of an allogeneic CD19 CAR-T cell therapy for the treatment of a variety of B cell-mediated autoimmune diseases. We granted Kyverna rights to our proprietary ex vivo CRISPR/Cas9-based allogeneic platform for the development of KYV-201, an allogeneic CD19 CAR-T cell investigational candidate for the treatment of select autoimmune diseases. Kyverna will lead and fund preclinical and clinical development for KYV-201 and we will be eligible to receive certain development and commercial milestone payments, as well as low-to-mid-single-digit royalties on potential future sales. We may also exercise an option to lead U.S. commercialization for KYV-201 under a co-development and co-commercialization agreement. If we elect to co-develop and co-commercialize KYV-201, we would be subject to paying an opt-in fee of $5.0 million and share in 50% of development costs and future net profit and/or loss arising from commercializing KYV-201 in the U.S. Kyverna would retain all rights outside of the U.S., and we would receive low-to-mid-single-digit royalties on net sales generated outside of the U.S.

Acquisition of Rewrite Therapeutics Inc. (“Rewrite”)

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

Potential Future Collaborations

We view strategic partnerships as important drivers for helping accelerate our goal of rapidly treating patients. The potential application of our proprietary technologies, including CRISPR gene editing, is extremely broad, and we plan to continue to identify partners who can contribute meaningful resources and insights to our programs and allow us to more rapidly bring scientific innovation to a broader patient population. In addition, we believe that our current late-stage product candidates may benefit from strategic commercial partnerships to maximize their availability for patients outside of the U.S.

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

We have a broad portfolio of wholly owned and in-licensed patents and patent applications, including foundational filings on the use of CRISPR/Cas9 systems for genome editing, as well as improvement to CRISPR/Cas9 systems, such as base editor and DNA writing technologies, and delivery technologies, including LNP technologies. We co-own some of these patent portfolios with our collaboration partners, such as Regeneron, and we have in-licensed some of these patent portfolios from licensors, including Caribou Biosciences, Inc. (“Caribou”) and others. If issued, patents resulting from our wholly owned patent portfolio, which may claim our product candidates, would expire no earlier than 2037.

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

Caribou Biosciences In-Licensed Intellectual Property (“Caribou”)

In July 2014, we entered into a license agreement with Caribou (the “Caribou License”), as subsequently amended and supplemented, for an exclusive, worldwide license for human therapeutic, prophylactic, and palliative uses, except for anti-fungal and anti-microbial uses, defined in the license agreement as our field of use, of any CRISPR/Cas9-related patents and applications owned, controlled or licensed by Caribou as well as companion diagnostics to our product or product candidates. The Caribou License includes an exclusive sublicense in our field of use to the Regents of the University of California (“UC”) and University of Vienna’s (“Vienna”) rights in U.S. and foreign patents and patent applications covering the CRISPR/Cas9 technology, which they co-own with Dr. Emmanuelle Charpentier (collectively, the “UC/Vienna/Charpentier IP”). Since 2015, certain U.S. patents and patent applications within the UC/Vienna/Charpentier IP and a patent portfolio owned by the Broad Institute, Massachusetts Institute of Technology, and the President and Fellows of Harvard College (collectively, the “Broad Institute patent family” or the “Broad”) have been involved in interferences at the United States Patent and Trademark Office (“USPTO”)’s Patent Trial and Appeal Board (the “PTAB”). The most recent interference began in 2019 (the “Broad Interference”) and its subject matter pertain to aspects of CRISPR/Cas9 systems and methods to edit genes in eukaryotic cells, including human cells. An interference is an adversarial proceeding conducted by the PTAB to determine who was the first to invent a particular invention claimed in U.S. patents and patent applications owned by different parties and in this situation, to determine which research group first invented the use of the CRISPR/Cas9 technology in eukaryotic cells and, therefore, is entitled to the patents covering the invention. As of December 31, 2025, the interference involved 14 allowable patent applications from the UC/Vienna/Charpentier eukaryotic patent family and 13 patents and one patent application from the Broad Institute patent family. In May 2025, the U.S. Court of Appeals for the Federal Circuit (“Federal Circuit”) reversed the PTAB’s Decision of Priority and Judgment in the patent interference and remanded the patent interference to the PTAB for further proceedings.

In addition, the PTAB has instituted and completed the motions phase in two interferences involving the same UC/Vienna/Charpentier patent applications involved in the Broad Interference—one interference involving certain patent rights owned by ToolGen, Inc. (“ToolGen”) and another involving certain patent rights owned by Sigma-Aldrich Co. LLC, a Merck KGaA subsidiary (“Sigma-Aldrich”). In both interferences, ToolGen and Sigma-Aldrich, respectively, purport that their patent rights cover the use of CRISPR/Cas9 for gene editing in eukaryotic cells. In January 2026, the PTAB ordered that the stay in the ToolGen interference will be lifted following a decision on remand in the Broad Interference, and the prevailing party in the Broad interference will then proceed with the priority phase against ToolGen. The interference involving Sigma-Aldrich is currently stayed. If either the Broad, ToolGen or Sigma-Aldrich were to succeed in their respective interference, the prevailing party or parties could seek to assert its issued patents against us based on our CRISPR/Cas9-based activities, including product commercialization. Defense of these claims, regardless of their merit, would involve substantial litigation expense, would be a substantial diversion of management and other employee resources from our business and may impact our reputation. In the event of a successful claim of infringement against us, we may have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, obtain one or more licenses from third parties, pay royalties, delay launch or redesign our infringing products, which may not be feasible or require substantial time and monetary expenditure. In that event, we may be unable to further develop and commercialize one or more of our product candidates, which could harm our business significantly.

On December 15, 2016, we entered into a Consent to Assignments, Licensing and Common Ownership and Invention Management Agreement (the “Invention Management Agreement”), with UC, Vienna, Dr. Charpentier, Caribou, CRISPR Therapeutics AG, ERS Genomics Ltd. and TRACR Hematology Ltd. Under the Invention Management Agreement, the parties commit to maintain and coordinate the prosecution, defense and enforcement of the CRISPR/Cas9 foundational patent portfolio worldwide. Unless earlier terminated by the parties, the Invention Management Agreement will continue in effect until the later of the last expiration date of the UC/Vienna/Charpentier patents underlying the CRISPR/Cas9 technology, or the date on which the last underlying patent application is abandoned.

Manufacturing

We have entered into certain manufacturing and supply arrangements with third party suppliers to support production of our product candidates and their components. We plan to continue to rely on qualified third party organizations and our own capabilities to produce or process bulk compounds, formulated compounds, viral vectors or engineered cells for IND-supporting activities and to supply materials for clinical trials and commercial products, if approved. We expect that clinical and commercial quantities of any in vivo product or engineered cells that we may seek to develop will be manufactured in good manufacturing practice (“GMP”) compliant facilities and by processes that comply with the FDA and other regulatory agency requirements.

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

Specific to our lonvo-z program, we are aware of other companies that are currently commercializing or developing products used to treat HAE, including ADARx Therapeutics, Inc., Argo Biopharmaceutical Co., Ltd., BioCryst Pharmaceuticals Inc., CSL Limited, Gritgen Therapeutics Co., Ltd., Ionis Pharmaceuticals, Inc., KalVista Pharmaceuticals, Inc., Pharming Group N.V., Pharvaris N.V. and Takeda Pharmaceutical Company Limited.

Specific to our nex-z program, we are aware of other companies that are currently commercializing or developing products and therapies used to treat ATTR amyloidosis, including Alnylam Pharmaceuticals, Inc., AstraZeneca Pharmaceuticals LP, BridgeBio Pharma Inc., Bayer AG, Ionis Pharmaceuticals, Inc., Metagenomi Therapeutics, Inc., Novo Nordisk A/S, Pfizer, Inc. and YolTech Therapeutics.

In addition, we are focused on developing therapies using our core technologies, including CRISPR gene editing. Companies focused on developing therapies using gene editing technologies include: AccurEdit Therapeutics, Allogene Therapeutics, Inc., Arbor Biotechnologies, Inc., Basecamp Research, Ltd., Beam Therapeutics Inc., Bendao Gene Technology Co., Ltd., Caribou Biosciences, Inc., Cellectis S.A., CorrectSequence Therapeutics Co., Ltd., Create Medicines (formerly Myeloid Therapeutics, Inc.), CRISPR Therapeutics AG, EdiGene, Inc., Editas Medicine, Inc., Emendo Biotherapeutics, Inc., Ensoma, Inc., Epicrispr Biotechnologies, Inc., Epigenic Therapeutics, Evox Therapeutics, Ltd., Excision Biotherapeutics, Inc., Integra Therapeutics, S.L., Life Edit Therapeutics (an ElevateBio Company), Mammoth Biosciences, Inc., Metagenomi Therapeutics, Inc., Modalis Therapeutics Inc., nChroma Bio (formerly Chroma Medicine, Inc.), Poseida Therapeutics, Inc. (acquired by Roche Holdings, Inc.), Precision Biosciences, Inc., Prime Medicine, Inc., Regel Therapeutics, Inc., Sangamo Therapeutics, Inc., Scribe Therapeutics, Inc., Seamless Therapeutics, Inc., Stylus Medicine, Inc., Tessera Therapeutics, Inc., ToolGen, Inc., Tune Therapeutics, Inc., Verve Therapeutics, Inc. (acquired by Eli Lilly and Company) and YolTech Therapeutics.

Our competitors will also include companies that are or will be developing therapies directed to the same therapeutic areas we may pursue using other technologies, such as small molecules, biologics, in vivo gene therapies, engineered cell therapies and nucleic acid-based therapies.

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

Within the FDA, the Center for Biologics Evaluation and Research (“CBER”) regulates biological products, including gene and cell therapies. CBER’s Office of Therapeutic Products (“OTP”) is responsible for oversight of gene therapy and related products, and the Cellular, Tissue and Gene Therapies Advisory Committee (“CTGTAC”) advises CBER on its reviews. Human gene therapy products are defined as all products that mediate their effects by transcription or translation of transferred genetic material or by specifically altering host (human) genetic sequences. Some examples of gene therapy products include nucleic acids, genetically modified microorganisms (e.g., viruses, bacteria, fungi), engineered site-specific nucleases used for human genome editing, and ex vivo genetically modified human cells. FDA has published guidance documents related to, among other things, gene therapy products in general and their preclinical assessment, potency or other quality testing, and chemistry, manufacturing and control information in gene therapy IND applications, and long-term adverse event monitoring of clinical trial subjects; all of which are intended to facilitate industry’s development of these products. FDA also has issued a number of guidances pertaining to regenerative medicine advanced therapies, which include cell therapy, therapeutic tissue engineering products, human cell and tissue products and combination products using any such therapies or products. Additionally, gene therapies, including genetically modified cells, that lead to a durable modification of cells or tissues may meet the definition of a regenerative medicine therapy. A number of guidances have been revised to reflect the growing knowledge and incorporation of newer technology, including certain considerations for genome editing. A small but growing number of gene therapy products, including gene editing therapies, have been approved by regulatory agencies.

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

Expedited Development and Review Programs

In the U.S. and the EU, as well as in other countries, there are a number of programs to expedite development, review and approval of products for serious or life-threatening disease or condition that address an unmet medical need in the relevant regulatory jurisdiction. In the U.S., these FDA programs include Fast Track Designation, priority review, accelerated approval, Breakthrough Therapy designation and RMAT. Similar programs in the EU include accelerated assessment, conditional marketing authorization and the PRIME program.

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

Regenerative Medicine Advanced Therapies (“RMAT”) Designation

As part of the 21st Century Cures Act, the FD&C Act was amended to facilitate an efficient development program for, and expedite review of regenerative advanced therapies, which include cell and gene therapies, therapeutic tissue engineering products, human cell and tissue products, and combination products using any such therapies or products. Gene therapies, including genetically modified cells, that lead to a durable modification of cells or tissues may meet the definition of a regenerative medicine therapy. This program is intended to facilitate efficient development and expedite review of regenerative medicine therapies, which are intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition and qualify for RMAT designation. A drug sponsor may request that the FDA designate a drug as a RMAT concurrently with or at any time after submission of an IND. The FDA has 60 calendar days to determine whether the drug meets the criteria, including whether there is preliminary clinical evidence indicating that the drug has the potential to address unmet medical needs for a serious or life-threatening disease or condition. A BLA for a regenerative medicine therapy that has received RMAT designation may be eligible for priority review or accelerated approval through use of surrogate or intermediate endpoints reasonably likely to predict long-term clinical benefit, or reliance upon data obtained from a meaningful number of sites. Benefits of RMAT designation also include early interactions with the FDA and, for those granted accelerated approval, post-approval requirements may be fulfilled through the submission of clinical evidence from clinical studies, patient registries, or other sources of real-world evidence, such as electronic health records; the collection of larger confirmatory data sets; or post-approval monitoring of all patients treated with such therapy prior to its approval. Like the FDA’s other expedited development programs, RMAT designation does not change the standards for approval but may expedite the development or approval process.

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

In California, the California Consumer Privacy Act (“CCPA”) requires covered businesses to comply with specific privacy and security obligations, such as providing disclosures to consumers in California about such companies’ data collection, use and sharing practices, and providing consumers the ability to opt-out of certain sales or transfers of personal information, and providing consumers with a private right of action for certain data breaches. The law also created a new state regulatory agency that is vested with the authority to implement and enforce the CCPA. Further, as of January 1, 2023, the California Privacy Rights Act (“CPRA”), amended the CCPA and created additional obligations with respect to processing and storing personal information and sensitive personal information.

Several other U.S. states have either passed or enacted privacy legislation similar to the CCPA, which incorporate similar concepts of the CCPA, but contain key differences in the scope, application, and enforcement which may complicate compliance efforts. Further, in addition to comprehensive laws at the state level, some states have been proposing or passing laws that target particular aspects of privacy. For example, the state of Washington has enacted the My Health My Data Act that protects the privacy of medical and health-related information that is not covered by HIPAA and a small number of states have passed laws specifically focused on biometric information.

At the federal level, regulators and legislators in the U.S. are increasingly scrutinizing and restricting certain personal data transfers and transactions involving foreign countries. For example, the Biden Administration’s executive order “Preventing Access to Americans’ Bulk Sensitive Personal Data and United States Government-Related Data by Countries of Concern” (“Final Rule”), as implemented by Department of Justice regulations issued in January 2025, prohibits data brokerage transactions involving certain sensitive personal data categories, including health data, genetic data, and biospecimens, to countries of concern, including China. The regulations also restrict certain investment agreements, employment agreements and vendor agreements involving such data and countries of concern, absent specified cybersecurity controls. Actual or alleged violations of these regulations may be punishable by criminal and/or civil sanctions and may result in exclusion from participation in federal and state programs.

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

To obtain regulatory approval of our medicinal products in the EU, we generally must submit a marketing authorization application (“MAA”) to the EMA under the centralized procedure.

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

Specifically, the grant of marketing authorization in the EU for ATMPs is governed by Regulation (EC) No. 1394/2007 on ATMPs, read in combination with Directive 2001/83/EC on medicinal products. Regulation (EC) No. 1394/2007 lays down specific rules concerning the authorization, supervision, and pharmacovigilance of gene therapy medicinal products, somatic cell therapy medicinal products, and tissue engineered products. Manufacturers of ATMPs must demonstrate the quality, safety, and efficacy of their products to the Committee for Advanced Therapies (“CAT”), at the EMA, which conducts a scientific assessment of the MAA and provides a draft opinion to the Committee for Medicinal Products for Human Use (“CHMP”) regarding the MAA for an ATMP.

The CHMP, established at the EMA, is responsible for issuing a final opinion on whether an ATMP meets the required quality, safety and efficacy requirements, and whether the product has a positive benefit/risk profile. Under the centralized procedure in the EU, the maximum timeframe for the evaluation of an MAA by the EMA is 210 days from receipt of a valid MAA, excluding clock stops when additional information or written or oral explanation is to be provided by the applicant in response to questions of the CHMP. Clock stops may extend the timeframe of evaluation of an MAA considerably beyond 210 days. Where the CHMP gives a positive opinion, it provides the opinion, together with supporting documentation, to the EC, who make the final decision to grant a marketing authorization, which is issued within 67 days of receipt of the EMA’s recommendation. Accelerated assessment may be granted by the CHMP in exceptional cases, when a medicinal product is expected to be of major interest from the point of view of public health and, in particular, from the viewpoint of therapeutic innovation. If the CHMP accepts such a request, the time frame of 210 days for assessment will be reduced to 150 days (excluding clock stops), but it is possible that the CHMP may revert to the standard time limit for the centralized procedure if it determines that the application is no longer appropriate to conduct an accelerated assessment.

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

Orphan Designation and Exclusivity

Products with an orphan designation in the EU will, upon the grant of a marketing authorization for such orphan product, generally receive ten years of market exclusivity, during which time no “similar medicinal product” for the same indication may be placed on the market. A “similar medicinal product” is defined as a medicinal product containing a similar active substance or substances as contained in an authorized orphan medicinal product, and which is intended for the same therapeutic indication. An orphan product can also obtain an additional two years of market exclusivity in the EU where an agreed Pediatric Investigation Plan (“PIP”) for pediatric studies has been complied with. No extension to any supplementary protection certificate (“SPC”) can be granted on the basis of pediatric studies for a product with an orphan designation.

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

All new MAAs must include a risk management plan (“RMP”), describing the risk management system that we will put in place and documenting measures to prevent or minimize the risks associated with the product. The regulatory authorities may also impose specific obligations as a condition of the marketing authorization. Such risk-minimization measures or post-authorization obligations may include additional safety monitoring, more frequent submission of PSURs, or the conduct of additional clinical trials or post-authorization safety studies. RMPs and PSURs are routinely available to third parties requesting access, subject to limited redactions.

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

The EC introduced legislative proposals in April 2023 that, if implemented, will replace the current regulatory framework in the EU for all medicines (including those for rare diseases and for children). In April 2024, the European Parliament adopted its position on the legislative proposals and, in June 2025, the Council of the European Union adopted its position. A common position on the text has been agreed upon on December 11, 2025, in the context of subsequent inter-institutional trilogue negotiations. The proposed revisions remain to be adopted, and are not expected to become applicable before 2028.

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

Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the U.S. Moreover, increasing efforts by governmental and third party payors in the U.S. and abroad to cap or reduce healthcare costs may cause such organizations to limit both coverage and the level of reimbursement for biological products and, as a result, they may not cover or provide adequate payment for our product candidates. Many pharmaceutical manufacturers must calculate and report certain price reporting metrics to the government, such as average sales price (“ASP”), and best price. Penalties may apply in some cases when such metrics are not submitted accurately and timely. Further, these prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs. In addition, we expect to experience pricing pressures in connection with the sale of any of our product candidates upon their approval due to the trend toward managed healthcare, the increasing influence of health maintenance organizations, cost containment initiatives and additional legislative changes. For these reasons, there is significant uncertainty related to coverage and reimbursement of our future products. It is difficult to predict at this time what third party payors will decide with respect to the coverage and reimbursement for our product candidates.

Third-party and government payors consistently seek to reduce reimbursements for medical products and services. Additionally, the containment of healthcare costs is a priority of federal and state governments, and the prices of drugs have been a focus in this effort. The U.S. government, state legislatures and foreign governments have shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic products. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit our net revenue and results. Decreases in third-party reimbursement for our products or a decision by a third-party payor to not cover our products could reduce physician usage of the products and have a material adverse effect on our sales, results of operations and financial condition.

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

•
In August 2022, the Inflation Reduction Act of 2022 (the “IRA”) was signed into law. The IRA includes several provisions that could impact our business to varying degrees, including provisions that create a $2,000 out-of-pocket cap for Medicare Part D beneficiaries, impose new manufacturer financial liability on all drugs in Medicare Part D, allow the U.S. government to negotiate Medicare Part B and Part D pricing for certain high-cost drugs and biologics without generic or biosimilar competition, require companies to pay rebates to Medicare for drug prices that increase faster than inflation, and delay the rebate rule that would require pass through of pharmacy benefit manager rebates to beneficiaries. Further, under the IRA, orphan drugs are exempted from the Medicare drug price negotiation program, but only if they have one orphan designation and for which the only approved indication is for that disease or condition. Under the One Big Beautiful Bill Act of 2025, this restriction was eliminated; and effective for the 2028 initial price applicability year, all orphan drugs, regardless of the number of orphan drug designations or indications, are exempt from the Medicare drug price negotiation program. The implementation of the IRA is currently subject to ongoing litigation challenging the constitutionality of the IRA’s Medicare drug price negotiation program. Although the effects of the IRA on our business and the healthcare industry in general are not yet known, we are taking into consideration the potential impact of the IRA on our development and commercialization activities.
•
At a federal level, President Trump reversed some of President Biden’s executive orders including rescinding Executive Order 14087 entitled “Lowering Prescription Drug Costs for Americans.” President Trump may issue new executive orders designed to impact drug pricing, and/or rescind or modify the previous administration’s efforts to address drug costs. A number of these and other proposed measures may require authorization through additional legislation to become effective. Congress and the Trump administration have indicated that they will continue to seek new legislative measures to control drug costs, such as several recently announced “most favored nation” (“MFN”) pricing programs. On December 19, 2025, CMS released two proposed rules that would incorporate MFN pricing principles into federal reimbursement for prescription drugs. The first proposal, the Global Benchmark for Efficient Drug Pricing Model (“GLOBE”) for Medicare Part B, would require manufacturers of specified single source drugs and sole source biologics to pay incremental rebates based on international benchmark prices, with participation triggered for products meeting CMS’s spending and eligibility criteria. It is likely that our lead in vivo product candidates will fall under Medicare Part B. The second proposal, the Guarding U.S. Medicare Against Rising Drug Costs (“GUARD”) model for Medicare Part D, would similarly mandate manufacturer rebates for qualifying sole source drugs where the Medicare net price exceeds an MFN benchmark derived from international reference pricing methodologies. As proposed, GLOBE would begin a five year performance period on October 1, 2026 and GUARD would begin its performance period in 2027. These proposals will likely be subject to legal challenges that could delay their implementation or modify their impact on manufacturer pricing and revenue. Additionally, in November 2025, CMS introduced the Generating Cost Reductions for U.S. Medicaid (“GENEROUS”) Model, a voluntary MFN framework for manufacturers participating in the Medicaid Drug Rebate Program. Although it is voluntary, the GENEROUS Model could also impact the drug pricing landscape for manufacturers.
•
In addition, at the state level, legislatures have increasingly passed legislation and implemented regulations similar to those under consideration at the federal level, as well as laws designed to control pharmaceutical and biotherapeutic product pricing, including restrictions on pricing or reimbursement at the state government level, limitations on discounts to patients, marketing cost disclosure and transparency measures, restrictions or other limitations on patient assistance, and, in some cases, policies to encourage importation from other countries (subject to federal approval) and bulk purchasing. Certain states are also pursuing cost containment efforts through Prescription Drug Affordability Boards (“PDABs”) and similar entities. While many PDABs have been granted authority to promote drug price transparency and reporting, some states have granted PDABs more expansive authority, including to set Upper Payment Limits (“UPLs”) on select, high price drugs. The adoption and implementation of UPLs may put downward pressure on drug prices and impact our company’s future revenues.

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

We are committed to equitable pay, irrespective of any legally protected status and conduct comprehensive pay-equity review on a semi-annual basis. We offer competitive benefits, including competitive salaries, health insurance, and a 401(k) match.

Investing in our employees’ personal and career growth is an important priority at Intellia. We aim to provide a wide range of on-the-job development opportunities, as well as in-person, virtual and off-site training seminars, and tools. Our goal is to ensure our employees have the skills they need to find success now and in the future. As part of our efforts to foster a collaborative environment, support employee engagement, and attract top talent, we provide several types of development trainings for our management teams.

We believe it is imperative that the board of directors and senior management strongly support a no-tolerance stance for workplace harassment and unethical behavior. All employees, including senior management and directors, are required to abide by, review and confirm compliance with our Code of Business Conduct and Ethics and other internal policies that outline our high expectations.

Employees

As of February 13, 2026, we had 377 full-time employees, 263 of whom were primarily engaged in research and development activities and 106 of whom have an M.D. or Ph.D. degree.

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

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. In evaluating us and our business, careful consideration should be given to the following risk factors, in addition to the other information set forth in this Annual Report on Form 10-K for the year ended December 31, 2025 and in other documents that we file with the Securities and Exchange Commission (“SEC”). If any of the following risks and uncertainties actually occurs, our business, prospects, financial condition and results of operations could be materially and adversely affected. The risks described below are not intended to be exhaustive and are not the only risks facing us. New risk factors can emerge from time to time, and we cannot predict the impact that any factor or combination of factors may have on our business, prospects, financial condition and results of operations.

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

Successful development of products by us will require solving a number of issues, including developing or obtaining technologies to safely deliver a therapeutic agent into target cells within the human body or engineer human cells while outside of the body such that the modified cells can have a therapeutic effect when delivered to the patient, optimizing the efficacy and specificity of such products, and demonstrating the therapeutic selectivity, efficacy, potency, purity and safety of such products. There can be no assurance we will be successful in solving any or all of these issues. With regards to CRISPR-based therapies specifically, we are in clinical-stage development for nexiguran ziclumeran (“nex-z,” also referred to as NTLA-2001) (pending resolution of the clinical hold on the IND for the MAGNITUDE trial) and for lonvoguran ziclumeran, (“lonvo-z,” also known as NTLA-2002) and advancing towards clinical testing for our other in vivo and ex vivo product candidates. Although one CRISPR-edited ex vivo therapy has been approved in the United States (“U.S.”) and European Union (“EU”), no genome editing in vivo therapy has been approved in the U.S., EU countries or other key jurisdictions, and the potential to successfully obtain approval for any of our CRISPR product candidates remains uncertain.

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

Successful completion of clinical trials is a prerequisite to submitting a Biologics License Application (“BLA”) to the United States Food and Drug Administration (“FDA”), and similar applications to comparable foreign regulatory authorities, for each product candidate and, consequently, the ultimate approval and commercial marketing of any product candidates. We do not know whether any of our clinical trials will begin or be completed on schedule, if at all. In addition, the regulatory requirements for later phase clinical trials, such as pivotal trials, are generally more stringent than earlier phase clinical trials, such as Phase 1 trials. We may not meet the requirements of regulatory authorities, such as the FDA, for initiating later phase clinical trials for our product candidates, which could delay the development of our product candidates, including the submission of a BLA or comparable marketing application.

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
•
the FDA or other regulatory authorities may require us to submit additional data, such as long-term toxicology studies, or impose other requirements, including submitting preclinical data earlier in clinical development compared to existing therapeutic modalities or requiring amendments to our regulatory filings, before permitting us to initiate, continue or rely on a clinical trial;
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

We could also encounter delays if a clinical trial is suspended or terminated by us, the IRBs of the institutions in which such trials are being conducted, the relevant ethics committee or the FDA or other relevant regulatory authorities, or if the Data Monitoring Committee (“DMC”) for such trial recommends such suspension or termination. Such authorities may impose or recommend such a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our study protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities, resulting in the imposition of a clinical hold, manufacturing or quality control issues, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product or treatment, failure to establish or achieve clinically meaningful trial endpoints, or changes in governmental regulations or administrative actions. For example, on October 29, 2025, the FDA placed a clinical hold on the IND applications for the MAGNITUDE and MAGNITUDE-2 Phase 3 clinical trials for patients with transthyretin (“ATTR”) amyloidosis with cardiomyopathy (“ATTR-CM”) and hereditary ATTR amyloidosis with polyneuropathy (“ATTRv-PN”), respectively. This action followed a report of Grade 4 liver transaminase elevations and increased total bilirubin in a patient who was dosed with nex-z in the MAGNITUDE trial, who has since passed away. In January 2026, the FDA removed the clinical hold on the IND application for the MAGNITUDE-2 Phase 3 clinical trial, but we cannot predict when we will resume the MAGNITUDE Phase 3 clinical trial for nex-z, and there is a risk that we may not be able to resume the trial. If regulatory authorities determine that the case may be indicative of concerns that apply to our other product candidates, it is possible that the FDA or other regulatory authorities may request additional information, place additional restrictions or requirements, or impose a clinical hold on our other clinical trials or development programs, or that our licensing partners may cease clinical development of their licensed assets, until we are able to resolve the clinical hold.

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

To date, most human clinical trials utilizing either in vivo or ex vivo CRISPR-based therapeutics are still at a clinical stage, with only one ex vivo CRISPR-based therapeutic product approved in the U.S. and EU. We have ongoing clinical trials in various countries for nex-z for ATTR amyloidosis (pending resolution of the clinical hold on the IND for the MAGNITUDE clinical trial) and for lonvo-z for hereditary angioedema (“HAE”). There is no certainty that the FDA or other similar agencies will continue to apply to all our CRISPR product candidates the same regulatory pathway and requirements it is applying to other in vivo therapies or ex vivo engineered therapeutics.

In addition, if any product candidates encounter safety or efficacy problems, development delays, regulatory issues or other problems, our development plans and business could be significantly harmed. For the reasons described above, among others, regulatory bodies, particularly the FDA, have requested, and may request in the future, additional preclinical studies for genome editing products, such as additional studies related to toxicology, biodistribution or reproductive health, and/or preclinical studies earlier in clinical development compared to other therapeutic modalities. Although the FDA cleared the IND applications that we have submitted, it is possible that the FDA may impose requirements that result in a delay of any of our programs (including our submission of a BLA or comparable marketing application, or their regulatory approval), such as the clinical hold that the FDA placed on the IND applications for the MAGNITUDE and MAGNITUDE-2 Phase 3 clinical trials for patients with ATTR-CM and ATTRv-PN, respectively, in October 2025. While the FDA removed the clinical hold for the IND for the MAGNITUDE-2 trial in January 2026, we cannot predict when we will resume the MAGNITUDE Phase 3 clinical trial for nex-z, and there is a risk that we may not be able to resume the trial at all.

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

We may experience manufacturing delays or other issues that prevent us from executing the clinical trials for nex-z (pending resolution of the clinical hold on the IND for the MAGNITUDE clinical trial) and for lonvo-z or our other product candidates on the timeline we expect. Moreover, we cannot guarantee that the FDA, MHRA, EMA, or other regulatory authorities will not change their requirements in the future or that they will approve amendments to our IND applications or equivalent regulatory filings, including for nex-z and lonvo-z, or our other product candidates, on the timeline we expect.

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

In addition, there is a high failure rate, as well as potential substantial and unanticipated delays, for product candidates progressing through preclinical and clinical studies. Even if we are able to successfully complete our ongoing and future preclinical and clinical activities and studies for any potential product candidate, we may not be able to replicate, or may have to engage in significant efforts and resource and time investments to replicate, any positive results from these or any other studies in any of our future preclinical and clinical trials, and they do not guarantee approval of any potential product candidate by the FDA or any other necessary regulatory authorities in a timely manner or at all. For more information regarding these risks, see the remainder of this risk factor section.

Negative public opinion and increased regulatory scrutiny of CRISPR use, genome editing or gene therapy may damage public perception of the safety of our product candidates and adversely affect our ability to conduct our business or obtain regulatory approvals for such product candidates.

Gene therapy in general, and genome editing in particular, remain novel technologies, with only a limited number of gene therapy products, and only one ex vivo genome editing product, approved to date in the U.S. and EU. Public perception may be influenced by claims that gene therapy or genome editing, including the use of CRISPR, is unsafe or unethical, or carries an undue risk of side effects, such as improper modification of a gene sequence in a patient’s chromosome that could lead to disease such as cancer, and gene therapy or genome editing may not gain the acceptance of the public or the medical community. In particular, our success will depend upon physicians who specialize in the treatment of diseases targeted by our product candidates prescribing our product candidates in lieu of, or in addition to, existing treatments with which they are more familiar and for which greater clinical data may be available. In addition, responses by the U.S., state or foreign governments to negative public perception or ethical concerns may result in new legislation or regulations that could limit our ability to develop or commercialize any product candidates, obtain or maintain regulatory approval or otherwise achieve profitability. More restrictive statutory regimes, government regulations or negative public opinion could have an adverse effect on our business, financial condition and results of operations and prospects, and may delay or impair the development and commercialization of our product candidates or demand for any products we may develop. For example, certain gene therapy trials led to several well-publicized adverse events, including cases of leukemia and death, and serious adverse events also have occurred in connection with commercial use of approved gene therapies. In October 2025, the FDA placed a clinical hold on the IND applications for the MAGNITUDE and MAGNITUDE-2 Phase 3 clinical trials for patients with ATTR-CM and ATTRv-PN, respectively, following a report of Grade 4 liver transaminase elevations and increased total bilirubin in a patient who was dosed with nex-z in the MAGNITUDE trial. This patient passed away on November 5, 2025. It was reported by the principal investigator that the patient died due to septic shock secondary to a perforated duodenal ulcer. The patient’s complicated clinical course also included acute liver injury and its treatment with corticosteroids. An autopsy report supported the clinical diagnoses. The FDA removed the clinical hold on the IND for the MAGNITUDE-2 clinical trial in January 2026. For more information, see the above risk factor entitled “We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of any product candidates.”

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
•
be sued; or
•
experience damage to our reputation.

For example, on October 29, 2025, the FDA placed a clinical hold on the IND applications for the MAGNITUDE and MAGNITUDE-2 Phase 3 clinical trials for patients with ATTR-CM and ATTRv-PN, respectively, following a report of Grade 4 liver transaminase elevations and increased total bilirubin in a patient who was dosed with nex-z in the MAGNITUDE trial. This patient passed away on November 5, 2025. It was reported by the principal investigator that the patient died due to septic shock secondary to a perforated duodenal ulcer. The patient’s complicated clinical course also included acute liver injury and its treatment with corticosteroids. An autopsy report supported the clinical diagnoses. The FDA removed the clinical hold on the IND for the MAGNITUDE-2 clinical trial in January 2026. Even if we are able to resolve the hold on the IND for the MAGNITUDE clinical trial, there could be further adverse impacts on nex-z and potentially on our, or our licensees’, other product candidates.

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

We are at a clinical stage of development and our technology and approach has not yet led, and may never lead, to the approval or commercialization of any of our product candidates, including nex-z for ATTR amyloidosis (pending resolution of the clinical hold on the IND for the MAGNITUDE clinical trial) and lonvo-z for HAE, or to our other preclinical stage product candidates being deemed appropriate for clinical development and ultimately approval by a regulatory agency. Even if we are successful in building our pipeline of product candidates, completing clinical development, establishing the necessary manufacturing processes and capabilities, obtaining regulatory approvals and commercializing product candidates will require substantial additional funding and are subject to the risks of failure inherent in therapeutic product development. Investment in biopharmaceutical product development involves significant risk that any potential product candidate will fail to demonstrate acceptable safety and efficacy profiles, gain regulatory approval, or become commercially viable.

We cannot provide any assurance that we will be able to successfully advance any of our product candidates, including nex-z (pending resolution of the clinical hold on the IND for the MAGNITUDE clinical trial), lonvo-z, or product candidates developed through our collaborations, through the entire research and development process. Any of our other programs may show promise yet fail to yield product candidates for clinical development or commercialization for many reasons. For more information regarding these risks, see the above risk factor section entitled “Risks Related to Preclinical and Clinical Development.”

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
•
potential adverse events for any products developed, or negative interactions with regulatory agencies, by us or others in the gene therapy and genome editing fields, including as a result of the clinical hold on the IND application for the MAGNITUDE clinical trial for patients with ATTR-CM, following a report of Grade 4 liver transaminase elevations and increased total bilirubin in a patient who was dosed with nex-z in the MAGNITUDE trial. This patient passed away on November 5, 2025. It was reported by the principal investigator that the patient died due to septic shock secondary to a perforated duodenal ulcer. The patient’s complicated clinical course also included acute liver injury and its treatment with corticosteroids. An autopsy report supported the clinical diagnoses. For more information, see the above risk factor entitled “We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of any product candidates.;” and
•
the effectiveness of our sales and marketing efforts and distribution support.

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

For example, various patent applications within the UC/Vienna/Charpentier patent family and the Broad Institute patent family have been involved in patent interferences and other patent challenges in the U.S. and other jurisdictions, in which the respective owners have alleged, and are alleging, that they invented and/or own intellectual property claiming overlapping aspects of CRISPR systems. Specifically, certain patent applications within the UC/Vienna/Charpentier patent family, licensed to us under the Caribou License, covering certain aspects of CRISPR systems to edit genes in eukaryotic cells, including human cells (collectively, the “UC/Vienna/Charpentier eukaryotic patent family”) have been the subject of patent interferences involving patents and patent applications co-owned by the Broad Institute, Massachusetts Institute of Technology, the President and Fellows of Harvard College and the Rockefeller University (collectively, the “Broad Institute”) that also claim CRISPR systems to edit genes in eukaryotic cells (collectively, the “Broad Institute patent family”). On June 25, 2019, the Patent Trial and Appeal Board (“PTAB”) of the U.S. Patent and Trademark Office (“USPTO”) declared an interference between the UC/Vienna/Charpentier eukaryotic patent family and the Broad Institute patent family to determine which research group first invented the use of the CRISPR technology in eukaryotic cells and, therefore, is entitled to the U.S. patents covering that invention. The interference involved 14 allowable patent applications from the UC/Vienna/Charpentier eukaryotic patent family and 13 patents and one patent application from the Broad Institute patent family. On February 28, 2022, the PTAB issued a Decision of Priority and Judgment in the interference, finding that the Broad Institute patent family has priority over the UC/Vienna/Charpentier patent family with respect to the subject matter of the interference. Both parties filed appeals to the United States Court of Appeals for the Federal Circuit as Case Nos. 22-1594 and 22-1653 (the “Interference Appeal”), and the

oral argument occurred on May 7, 2024. On May 12, 2025, the Federal Circuit panel issued its decision in the Interference Appeal. The Federal Circuit (a) vacated the PTAB’s finding that the Broad Institute was the first to invent the use of CRISPR technology in eukaryotic cells, (b) returned the case to the PTAB to determine which research group was the first to invent the use of CRISPR technology in eukaryotic cells under the correct legal standard, (c) affirmed the PTAB’s finding that the first application filed by UC/Vienna/Charpentier lacked written description support, and (d) dismissed the Broad Institute’s cross-appeal. After neither party requested rehearing of the Federal Circuit panel’s decision, the mandate issued and the interference was returned to the PTAB for further proceedings.

In addition, on December 14, 2020, the PTAB declared an interference between the same 14 allowable patent applications in the UC/Vienna/Charpentier eukaryotic patent family, and one patent application owned by ToolGen, Inc. And, on June 21, 2021, the PTAB declared another interference between the same 14 allowable patent applications in the UC/Vienna/Charpentier eukaryotic patent family and one patent application owned by Sigma-Aldrich Co. LLC (a subsidiary of Merck KGaA). Because the patent applications involved in these interferences also purport to cover the use of CRISPR for gene editing in eukaryotic cells, the PTAB seeks to determine between the various groups which one invented first and is entitled to the resulting U.S. patents. A decision on motions issued in the ToolGen interference on September 28, 2022, and the priority phase of that interference was suspended. In January 2026, in response to a motion from ToolGen seeking to lift the suspension, the PTAB ordered that the stay in the ToolGen interference will be lifted following a decision on remand in the Broad Interference, and the prevailing party in the Broad interference will then proceed with the priority phase against ToolGen. The Sigma-Aldrich interference is currently stayed. In addition, other third parties, such as Vilnius University (whose patents we have sublicensed under our Caribou Agreement) and Harvard University, filed patent applications claiming CRISPR-related inventions around or within a year after the first patent application filed in the UC/Vienna/Charpentier patent family and allege (or may allege) that they invented one or more of the inventions claimed by UC/Vienna/Charpentier before UC/Vienna/Charpentier. If the USPTO deems the scope of any of such third party’s claims sufficiently overlap with the allowable claims from the applicable patent applications in the UC/Vienna/Charpentier patent family, the USPTO could declare other interference proceedings to determine the actual inventor of such claims.

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

We are not profitable and have incurred losses in each period since our inception. Our net loss was $412.7 million for the year ended December 31, 2025. As of December 31, 2025, we had an accumulated deficit of $2,590.1 million. We expect these losses to increase as we continue to incur significant research and development and other expenses related to our ongoing operations, seek regulatory approvals for our future product candidates, scale-up manufacturing capabilities, maintain, expand and protect our intellectual property portfolio and hire additional personnel to support the development of our product candidates and to enhance our operational, financial and information management systems. We expect to finance our operations through a combination of collaboration revenue, equity or debt financings or other sources, which may include collaborations with third parties.

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

Patient enrollment is a significant factor in the timing of clinical trials and is affected by many factors, including willingness of physicians to use an experimental therapy, the availability of existing treatments, the trial’s geographic locations and the number of patients in each geographic location. In addition, our ability to enroll and dose patients may be delayed by the relevant regulatory authority, as well as the IRB or another ethics committee (whether local or national). For example, as set forth in the National Institutes of Health (“NIH”) Guidelines for Research Involving Recombinant or Synthetic Nucleic Acid Molecules (“NIH Guidelines”), gene therapy clinical trials are also subject to review and oversight by an institutional biosafety committee (“IBC”), a local institutional committee that reviews and oversees research utilizing recombinant or synthetic nucleic acid molecules at that institution. Before a clinical trial can begin at any institution, that institution’s IRB and its IBC assesses the safety of the research and identifies any potential risk to public health or the environment. While the NIH Guidelines are not mandatory unless the research in question is being conducted at or sponsored by institutions receiving NIH funding of recombinant or synthetic nucleic acid molecule research, many companies and other institutions not otherwise subject to the NIH Guidelines voluntarily follow them. Further, a clinical trial may be suspended or terminated by us, the relevant IRBs or ethics committees of the trial, or the FDA or other regulatory authorities, or upon a recommendation of the trial’s DMC, due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product candidate, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. For example, in October 2025, the FDA placed a clinical hold on the IND applications for the MAGNITUDE and MAGNITUDE-2 Phase 3 clinical trials for patients with ATTR-CM and ATTRv-PN, respectively. The clinical hold on the IND for the MAGNITUDE-2 clinical trial was removed in January 2026, but we cannot predict when we will resolve the clinical hold with the FDA on the IND for the MAGNITUDE clinical trial for nex-z, and there is a risk that we may not be able to resume this trial. For more information, see the above risk factor entitled “We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of any product candidates.” If we experience termination of, or delays in the completion of, any clinical trial of product candidates, the commercial prospects for such product candidates will be harmed, and our ability to generate product revenue will be impaired. In addition, any delays in completing any clinical trials will increase our costs, slow down our product development and approval process and jeopardize our ability to commence product sales and generate revenue.

We are currently conducting and may in the future conduct other clinical trials for our product candidates outside the U.S., and the FDA and comparable foreign regulatory authorities may not accept data from such trials.

We are currently conducting our Phase 3 clinical trials of nex-z (pending resolution of the clinical hold on the IND for the MAGNITUDE clinical trial) and for lonvo-z, and may in the future conduct clinical trials for our other product candidates, outside the U.S. The acceptance of data from clinical trials conducted outside the U.S. or another jurisdiction by the FDA or comparable foreign regulatory authority may be subject to certain conditions or may not be accepted at all. The FDA will generally not consider the data from a foreign clinical trial not conducted under an IND unless (i) the trial was well-designed and well-conducted in accordance with good clinical practice (“GCP”) requirements, including requirements for the design, conduct, performance, monitoring, auditing, recording, analysis, and reporting of clinical trials in a way that provides assurance that the data and reported results are credible and accurate and that the rights, safety, and well-being of trial subjects are protected, and (ii) the FDA is able to validate the data from the trial through an onsite inspection, if necessary. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical powering, must be met. Many foreign regulatory authorities have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any comparable foreign regulatory authority will accept data from trials conducted outside of the U.S. or the applicable jurisdiction. If the FDA or any comparable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which could be costly and time-consuming, and which may result in product candidates that we may develop not receiving approval for commercialization in the applicable jurisdiction.

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

We have received orphan drug designation from the FDA for nex-z for the treatment of ATTR amyloidosis, which is currently the subject of an FDA clinical hold on the IND for the MAGNITUDE clinical trial as described above (see the above risk factor entitled “We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of any product candidates.”), and from the FDA and EC for lonvo-z for the treatment of HAE. We may seek orphan drug designation for some of our other product candidates in orphan indications in which there is a medically plausible basis for the use of these product candidates. Even where we obtain orphan drug designation, exclusive marketing rights in the U.S. may be limited if we seek approval for an indication broader than the orphan designated indication and may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition. In addition, although we intend to seek orphan drug designation for other product candidates, we may never receive such designations.

The FDA may reevaluate the Orphan Drug Act and its regulations and policies. We do not know if, when, or how the FDA may change the orphan drug regulations and policies in the future, and it is uncertain how any changes might affect our business. In addition, proposed reforms to EU pharmaceutical legislation have been provisionally agreed between the Council of the European Union and the European Parliament that, if implemented, could reduce the current 10-year market exclusivity period in the EU for certain orphan medicines. Depending on what changes the FDA and the EC may make to their orphan drug regulations and policies, our business could be adversely impacted.

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

In June 2024, the U.S. Supreme Court overruled the Chevron doctrine, which gave deference to regulatory agencies’ statutory interpretations in litigation against federal government agencies, such as the FDA and Centers for Medicare & Medicaid Services (“CMS”), agencies within the U.S. Department of Health and Human Services (“HHS”), where the law is ambiguous. This decision may result in more lawsuits against the FDA to challenge longstanding decisions and policies of the FDA, which could undermine the FDA’s authority, lead to uncertainties in the industry, and disrupt the FDA’s normal operations, any of which could delay the FDA’s review of our regulatory submissions. We cannot predict the full impact of this decision, future judicial challenges brought against the FDA, or the nature or extent of government regulation that may arise from future legislation or administrative action. In addition, the leadership, personnel, policies, and/or priorities of government departments and agencies responsible for establishing and operating programs and regulations related to pharmaceutical products, such as HHS, FDA and CMS, began to change in 2025. New leadership, personnel, policies, priorities, and/or regulations have affected our industry and may affect our product candidates. For example, FDA or CMS policies and practices concerning gene and cell therapies may change in a way that disparately impacts our product candidates, such as reducing the staff of these agencies or not retaining experienced staff at these agencies who have expertise relevant to our industry and products, and/or applying evolving standards for regulatory decisions. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained, and we may not achieve or sustain profitability.

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

The Commonwealth of Massachusetts, where most of our employees are based, also has laws that expand on federal laws or create additional rights for employees or obligations for employers. For example, in July 2018, the Massachusetts Equal Pay Act went into effect, which added protections employers must comply with regarding pay equity for “comparable work.” In addition, in October 2025, the Frances Perkins Workplace Equity Act became effective in Massachusetts, requiring disclosure of the pay range for a particular job under certain circumstances, including job postings, promotions, or when an employee requests. There is currently uncertainty regarding the exact scope of these new legal limits and such uncertainty may remain for the foreseeable future. We may face increased employment and legal costs to ensure we are complying with these laws.

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

The ability of the FDA and other similar regulatory agencies to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and authorization to accept the payment of user fees, reallocation of resources to address unique or new healthcare issues (or other future public health concerns), and statutory, regulatory, and policy changes. For example, in 2025, the U.S. government issued executive orders and implemented reductions in force that adversely impacted FDA staffing and resources. In addition, government funding of other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable. For example, over the last several years, the U.S. government has shut down several times and during such times, certain regulatory agencies, such as the FDA and the SEC, in some instances have had to furlough government employees and stop certain critical activities.

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

We are increasingly dependent upon information technology systems, infrastructure, and data to operate our business. In the ordinary course of business, we collect, store, and transmit large amounts of confidential information (including but not limited to intellectual property, such as trade secrets, proprietary business information, and personal information). It is critical that we do so in a secure manner to maintain the confidentiality and integrity of such confidential information. We have also outsourced elements of our operations to third parties, and as a result we manage a number of third party vendors who may or could have access to our confidential information. Our third party collaborators, vendors and service providers (including our CMOs and CROs) also have access to large amounts of confidential information relating to our operations, including our research and development efforts. The size and complexity of our information technology systems, and those of third party vendors, service providers and collaborators, and the large amounts of confidential information stored on those systems, make such systems potentially vulnerable to service interruptions or systems failures, or to cybersecurity incidents, breaches or compromises from inadvertent or intentional actions by our employees, third party vendors, service providers, collaborators, and/or business partners, or from cybersecurity attacks by malicious third parties.

In addition to such risks, the adoption of new technologies may also increase our exposure to cybersecurity incidents, breaches, compromises and failures. Further, having a significant portion of our workforce working from home for extended periods of time puts us at greater risk of cybersecurity attacks. Cybersecurity attacks are increasing in their frequency, sophistication, and intensity, and have become increasingly difficult to detect. Cybersecurity attacks could include the deployment of harmful malware, denial-of-service attacks, attacks enhanced or facilitated by artificial intelligence (“AI”), social engineering, “phishing” scams, ransomware, network security breaches, data breaches and other means to affect service reliability and threaten the confidentiality, integrity, and availability of information. We and certain of our service providers have been subject to such attacks in the past, and while no such attacks have resulted in a material impact to our business, our company or our service providers may be materially impacted by such attacks in the future. Significant disruptions to our information technology systems could adversely affect our business operations and/or result in the loss, misappropriation, and/or unauthorized access, use, or disclosure of, or the prevention of access to, confidential information (including but not limited to trade secrets or other intellectual property, proprietary business information, and personal information), and could result in financial, legal, business, and reputational harm to us and would adversely affect our operations, including our discovery and research and development programs. Any security incidents, compromises or data breaches that lead to unauthorized access, use, or disclosure of personal information, including personal information regarding our employees or current or future clinical trial participants, could harm our reputation, require us to comply with onerous legal requirements under laws and regulations that protect the privacy and security of personal information, and subject us to significant liability including fines, litigation, and loss of current and future business.

Also, the loss of preclinical or clinical trial data from completed or future preclinical or clinical trials, respectively, could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, our competitive position could be harmed, and the further development and commercialization of our product candidates could be delayed. Cybersecurity incidents, data breaches, compromises, insider threats and other inappropriate access can be difficult to detect, and any delay in identifying them may lead to increased harm of the types summarized and described above. While we have implemented security measures to protect our information technology systems and infrastructure, there is no assurance that such measures will prevent service interruptions or security breaches, incidents or compromises that could adversely affect our business.

Interruptions in the availability of server systems or communications with internet or cloud-based services, or failure to maintain the security, confidentiality, accessibility or integrity of data stored on such systems, could harm our business.

We rely upon a variety of internet service providers, third party web hosting facilities, cloud computing platform providers and software as a service (“SaaS”) vendors to support our business. Failure to maintain the security, confidentiality, accessibility or integrity of data stored on such systems could result in interruptions in our operations, damage our reputation in the market, increase our service costs, cause us to incur substantial costs, subject us to liability for damages and/or fines, and divert our resources from other tasks, any one of which could materially adversely affect our business, financial condition, results of operations and prospects. If our security measures or those of our cloud computing platform providers, SaaS vendors or third party service partners, are breached, and unauthorized access is obtained to our data or our information technology systems, we may incur significant legal and financial exposure and liabilities.

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

While we may use AI platforms and tools internally when appropriate for our business, we have undertaken measures to restrict the use of public AI platforms by our employees. However, the use of public AI platforms by people, including our vendors, suppliers and contractors, with access to our proprietary and confidential information, including trade secrets, may continue to increase and may lead to the release of such information, which may impact our ability to realize the benefit of our intellectual property and/or give rise to legal and business risks. We have a process that assesses risks and opportunities for AI deployed at Intellia. However, the continued rapid evolution of AI will require the application of significant resources to ensure that our use of the AI platforms and tools internally is implemented in accordance with applicable law and regulation in a socially responsible manner and to minimize any real or perceived unintended harmful impacts thereof.

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

Likewise, in the U.S., several states, including Colorado and California, passed laws that are set to take effect in 2026, to regulate various uses of AI, including to make consequential decisions. However, a December 2025 executive order on a national policy framework for AI raises significant questions regarding the future of these state laws and it is likely that companies making use of AI technologies will face an uncertain legal framework for the near future. In addition to emerging state laws, various federal regulators have issued guidance and focused enforcement efforts on the use of AI in regulated sectors. The FDA, for example, issued guidance on the use of AI in medical devices, requiring detailed risk management and review processes to obtain approvals. If we use AI systems governed by these laws or regulations, we will need to meet higher standards of data quality, transparency, monitoring and human oversight, and we would need to adhere to specific and potentially burdensome and costly ethical, accountability, and administrative requirements, with the potential for significant enforcement or litigation in the event of any perceived non-compliance.

The rapid evolution of AI will require the application of significant resources to govern, design, develop, test, maintain and monitor such systems to help ensure that AI is implemented in accordance with applicable law and regulation and in a socially responsible manner and to minimize any real or perceived unintended harmful impacts. The use of certain AI technologies can also give rise to IP risks, including by disclosing or otherwise compromising our confidential or proprietary IP, or by undermining our ability to assert or defend ownership rights in IP created with the assistance of AI tools.

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

Specific to our lonvo-z program, we are aware of other companies that are currently commercializing or developing products used to treat HAE, including ADARx Therapeutics, Inc., Argo Biopharmaceutical Co., Ltd., BioCryst Pharmaceuticals Inc., CSL Limited, Gritgen Therapeutics Co., Ltd., Ionis Pharmaceuticals, Inc., KalVista Pharmaceuticals, Inc., Pharming Group N.V., Pharvaris N.V. and Takeda Pharmaceutical Company Limited.

Specific to our nex-z program, we are aware of other companies that are currently commercializing or developing products and therapies used to treat ATTR amyloidosis, including Alnylam Pharmaceuticals, Inc., AstraZeneca Pharmaceuticals LP, BridgeBio Pharma Inc., Bayer AG, Ionis Pharmaceuticals, Inc., Metagenomi Therapeutics, Inc., Novo Nordisk A/S, Pfizer, Inc. and YolTech Therapeutics.

In addition, we are focused on developing therapies using our core technologies, including CRISPR gene editing. Companies focused on developing therapies using gene editing technologies include: AccurEdit Therapeutics, Allogene Therapeutics, Inc., Arbor Biotechnologies, Inc., Basecamp Research, Ltd., Beam Therapeutics Inc., Bendao Gene Technology Co., Ltd., Caribou Biosciences, Inc., Cellectis S.A., CorrectSequence Therapeutics Co., Ltd., Create Medicines (formerly Myeloid Therapeutics, Inc.), CRISPR Therapeutics AG, EdiGene, Inc., Editas Medicine, Inc., Emendo Biotherapeutics, Inc., Ensoma, Inc., Epicrispr Biotechnologies, Inc., Epigenic Therapeutics, Evox Therapeutics, Ltd., Excision Biotherapeutics, Inc., Integra Therapeutics, S.L., Life Edit Therapeutics (an ElevateBio Company), Mammoth Biosciences, Inc., Metagenomi Therapeutics, Inc., Modalis Therapeutics Inc., nChroma Bio (formerly Chroma Medicine, Inc.), Poseida Therapeutics, Inc. (acquired by Roche Holdings, Inc.), Precision Biosciences, Inc., Prime Medicine, Inc., Regel Therapeutics, Inc., Sangamo Therapeutics, Inc., Scribe Therapeutics, Inc., Seamless Therapeutics, Inc., Stylus Medicine, Inc., Tessera Therapeutics, Inc., ToolGen, Inc., Tune Therapeutics, Inc., Verve Therapeutics, Inc. (acquired by Eli Lilly and Company) and YolTech Therapeutics.

Our competitors will also include companies that are or will be developing therapies directed to the same therapeutic areas we may pursue using other technologies, such as small molecules, biologics, in vivo gene therapies, engineered cell therapies and nucleic acid-based therapies.

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

The success of our product candidates, if approved, depends on the availability of adequate coverage and reimbursement from third party payors, including government agencies, private health insurers and health maintenance organizations. There is significant uncertainty related to the insurance coverage and reimbursement of any newly approved product, but in particular novel genome editing and engineered cell products. All the therapeutic indications approved by the relevant authorities may not be covered or reimbursed. In addition, we cannot be sure that coverage and reimbursement will be available for, or accurately estimate the potential revenue from, our product candidates because they are novel treatments for diseases using new technology and delivery approaches. For more information on coverage and reimbursement see the section entitled “Business – Government Regulation and Product Approval – Coverage and Reimbursement.”

In the U.S. and some other jurisdictions, patients generally rely on third party payors to reimburse all or part of the costs associated with their treatment. Adequate coverage and reimbursement from governmental healthcare programs, such as Medicare and Medicaid in the U.S., and commercial payors are critical to new product uptake.

Government authorities and other third party payors, such as private health insurers and health maintenance organizations, decide which drugs and treatments they will cover and the amount of reimbursement. In the U.S., the principal decisions about reimbursement for new medicines are typically made by the CMS, an agency within the HHS. CMS decides whether and to what extent a new medicine will be covered and reimbursed under Medicare, and private payors often follow CMS’s coverage decisions. Other jurisdictions have agencies, such as the National Institute for Health and Care Excellence in the U.K., that evaluate the use and cost-effectiveness of therapies, which impact the utilization and price of the medicine in such jurisdiction.

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

Further, the U.S. federal and state governments, as well as other jurisdictions, have myriad laws regulating the collection, storage, distribution, safeguarding and use of personal information of employees, patients, agents, and others. These different laws governing the privacy and security of health and other personal information often differ from each other in significant ways and may not have the same effective requirements, thus complicating efforts to comply with their respective provisions. For example:

•
the California Consumer Privacy Act (“CCPA”) requires covered companies to provide disclosures to California consumers and afford such consumers rights with respect to their personal information, including the rights to request deletion of their information, receive the information on record for them, know what categories of information are being maintained about them, and opt-out of certain sales of their information. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches that result in the loss of personal information, which may increase the likelihood of, and risks associated with, data breach litigation. The CCPA was amended by the California Privacy Rights Act (“CPRA”), which went into effect on January 1, 2023, and substantially modified the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information, establishing a state agency vested with the authority to enforce the CCPA and by creating additional obligations with respect to the processing of personal information, including regulating personal information collected about employees, applicants and retirees as well as that which is collected in a business to business capacity. We anticipate additional costs associated with state privacy law compliance and we cannot yet fully determine the impact that such laws, regulations and standards may have on our business;

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

Third party payors, whether domestic or foreign, or governmental or commercial, are developing increasingly sophisticated methods of controlling healthcare costs. In the U.S. and certain other jurisdictions, there have been, and are expected to continue to be, a number of legislative and regulatory changes to the healthcare system that could impact our ability to sell our products profitably. In addition, significant uncertainty exists in the U.S. and certain other jurisdictions regarding the provision and financing of healthcare because the elected administrations in such countries have publicly declared their intention to review and potentially significantly modify the current legal and regulatory framework for the healthcare system. For example, recent CMS proposals, including the GLOBE, GUARD, and GENEROUS, could materially impact our revenue.

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

Companies trading in the stock market in general, and in The Nasdaq Global Market in particular, have also experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. In the past, following periods of volatility in the market, securities class-action litigation has often been instituted against companies. See, for example, the section entitled “Legal Proceedings,” for a description of the Gonzalez class action alleging that we and certain of our officers made false and misleading statements regarding our NTLA-3001 program. Other purported stockholders may file similar lawsuits challenging our disclosures. Even if the allegations against us are unfounded or we ultimately are not held liable, we may experience related negative publicity resulting in damage to our reputation. Such litigation, if instituted against us, could result in substantial costs and diversion of management’s attention and resources, which could materially and adversely affect our business, financial condition, results of operations and growth prospects.

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

The laws and rules dealing with U.S. federal, state and local income taxation are routinely being reviewed and modified by governmental bodies, officials and regulatory agencies, including the Internal Revenue Service and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application), including with respect to net operating losses and research and development tax credits, could adversely affect us or holders of our common stock. For example, the One Big Beautiful Bill Act (“OBBBA”) was signed into law on July 4, 2025 and made significant changes to U.S. federal tax law. Under Section 174 of the Code, in taxable years beginning after December 31, 2021, expenses that are incurred for research and development performed outside the U.S. will be capitalized and amortized. The OBBBA provides that for taxable years beginning after December 31, 2024, expenses that are incurred for research and development performed in the U.S. may, at the taxpayer’s election, be immediately deducted or capitalized and amortized. In addition, the new tax legislation provides that for taxable years beginning after December 31, 2021 and before January 1, 2025, certain eligible taxpayers generally may elect to retroactively deduct expenses for research and development performed in the U.S. in such taxable years by filing amended tax returns for such taxable years, and all other taxpayers that are not eligible to make such an election and that amortized expenses for research and development performed in the U.S. in such taxable years generally may elect to accelerate and deduct the remaining unamortized amounts of such research and development expenses (i) in the first taxable year beginning after December 31, 2024, or (ii) ratably over the two-taxable year period beginning with the first taxable year beginning after December 31, 2024. In recent years, many changes to tax laws have been made and changes are likely to occur in the future. We cannot predict whether, when, in what form, or with what effective dates, tax laws, regulations and rulings may be enacted, promulgated or issued, that could result in an increase in our or our stockholders’ tax liability. Future changes in tax law could have a material adverse effect on our business, cash flow, financial condition or results of operations.

Our ability to use our net operating loss (“NOL”) carryforwards and certain other tax attributes may be limited.

We have incurred substantial losses during our history and do not expect to become profitable in the near future, and we may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire. As of December 31, 2025, we had federal and state NOLs of $1,671.3 million and $1,678.0 million, respectively, some of which begin to expire in 2034. Federal and certain state NOLs generated in taxable years ending after December 31, 2017 are not subject to expiration. As of December 31, 2025, we had federal and state research and development and other credit carryforwards of approximately $175.5 million and $86.4 million, which begin to expire in 2034 and 2029, respectively. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), if a corporation undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three-year period, the corporation’s ability to use its pre-change NOLs, and other pre-change tax attributes (such as research and development tax credits) to offset its post-change income or taxes may be limited. During 2022, we completed an assessment of the available net operating loss carryforwards and other tax attributes under Section 382. The analysis did not result in a material limitation to our tax attributes and the results of this analysis are reflected herein. To the extent there has been an ownership change, our tax attributes could be subject to limitation. We may experience ownership changes in the future. As a result of a future ownership change, if we earn net taxable income, our ability to use our pre-change NOLs and research and development tax credits to offset such taxable income and income tax, respectively, could be subject to limitations. Similar provisions of state tax law may also apply. As a result, even if we attain profitability, we may be unable to use a material portion of our NOLs and other tax attributes.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk management and strategy:

We face a number of cybersecurity risks in connection with our business and recognize the growing threat within the general marketplace and our industry. To help address these risks, we have implemented a cybersecurity risk management program that is informed by recognized industry standards and frameworks and incorporates elements of the same, including elements of the National Institute of Standards and Technology Cybersecurity Framework. Our cybersecurity risk management program is integrated within our enterprise risk management program.

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

Item 2. Properties

Our headquarters are located at 40 Erie Street in Cambridge, Massachusetts, where we occupy approximately 65,000 square feet of office and laboratory space, which expires in 2026. In addition, we lease approximately 15,200 square feet of office and laboratory space at 130 Brookline Street in Cambridge, Massachusetts, which expires in 2031, approximately 39,000 square feet of office and laboratory space at 281 Albany Street in Cambridge, Massachusetts, which expires in 2030 with an option to extend the lease for two successive five-year terms, approximately 62,000 square feet of office and laboratory space at 640 Memorial Drive, Cambridge, Massachusetts, which expires in 2027, and approximately 38,000 square feet of office and laboratory space at 730 Main Street, Cambridge, Massachusetts, which expires in 2032 with an option to extend the lease for one five-year term. We have executed subleases for two floors of the property at 730 Main Street for laboratory and office use, totaling approximately 25,000 square feet. These subleases expire in February 2026 and December 2028, respectively.

We also lease approximately 158,000 square feet of office, general laboratory and manufacturing space at 840 Winter Street, Waltham, Massachusetts. In February 2025, we entered into an amended agreement to terminate the 840 Winter Lease on or before June 30, 2028, as disclosed within Note 11, “Leases”, of the consolidated financial statements included in this Annual Report on Form 10-K.

We entered into a lease agreement for approximately 125,000 square feet of office and laboratory space at 400 Technology Square in Cambridge, Massachusetts. This lease has not commenced as of December 31, 2025. The initial term of the Tech Square Lease is twelve years and three months beginning in September 2026.

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

Gonzalez v. Intellia Therapeutics, Inc.

On February 11, 2025, a purported stockholder of the Company filed a lawsuit, captioned Gonzalez v. Intellia Therapeutics, Inc., No. 1:25-cv-01353 (D. Mass.), in the U.S. District Court for the District of Massachusetts against the Company and certain of our officers (the “defendants”) asserting claims under Sections 10(b) and 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934 (the “Exchange Act”) on behalf of a putative class of stockholders. On May 26, 2025, the court entered an order appointing co-lead plaintiffs and, on July 23, 2025, co-lead plaintiffs filed an amended complaint. The amended complaint alleges the defendants made certain false and/or misleading statements between January 4, 2024 and January 8, 2025, relating to the Company’s NTLA-3001 program and the demand for viral-based editing. The amended complaint seeks unspecified damages, interest, reasonable attorneys’ fees and other costs. On September 8, 2025, the defendants filed a motion to dismiss the amended complaint. On January 14, 2026, the court held a hearing on the motion to dismiss, which motion has been fully briefed and remains pending.

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

As of February 13, 2026, the number of holders of record of our common stock was 13. The actual number of holders of our common stock is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees. The number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividends

We have never declared or paid cash dividends on our capital stock. We intend to retain all of our future earnings, if any, to finance the growth and development of our business. We do not intend to pay cash dividends to our stockholders in the foreseeable future.

Stock Performance Graph

The following graph shows a comparison from December 31, 2020 through December 31, 2025, of the cumulative total return on an assumed investment of $100 in cash in our common stock, the Nasdaq Composite Index and the Nasdaq Biotechnology Index. Such returns are based on historical results and are not intended to suggest future performance. Data for the Nasdaq Composite Index and the Nasdaq Biotechnology Index assume reinvestment of dividends.

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

Information pertaining to fiscal year 2023 was included in our Annual Report on Form 10-K for the year ended December 31, 2024 under Part II, Item 7, “Management’s Discussion and Analysis of Financial Position and Results of Operations,” which was filed with the Securities and Exchange Commission (the “SEC”) on February 27, 2025.

Management Overview

Intellia Therapeutics, Inc. (“we,” “us,” “our,” “Intellia,” or the “Company”) is a leading biopharmaceutical company focused on revolutionizing medicine leveraging CRISPR gene editing and other core technologies. Our mission is to transform the lives of people with severe diseases by developing and commercializing potentially curative treatments. With deep scientific, technical and clinical development experience, we aim to reset the standard for medicine by durably treating the root causes of disease.

For over a decade, Intellia has applied its proprietary technologies and expertise, including CRISPR-based gene editing technologies, oligonucleotides, and lipid nanoparticles (“LNPs”), to develop novel, first-in-class product candidates. This includes the development of lonvoguran ziclumeran (“lonvo-z,” also referred to as NTLA-2002) for the treatment of hereditary angioedema (“HAE”) and nexiguran ziclumeran (“nex-z,” also referred to as NTLA-2001) for the treatment of transthyretin (“ATTR”) amyloidosis. These lead product candidates are the first in vivo genome editing product candidates into Phase 3 development. These systemically administered CRISPR-based candidates are designed to address diseases with high unmet need with a single intravenous (“IV”) infusion that is administered in an outpatient setting. Lonvo-z and nex-z are currently in Phase 3 clinical development, and we are preparing for the planned commercial launch of lonvo-z in the first half of 2027. For more information regarding our business, mission and pipeline, see above sections in Part I entitled “Overview,” “Strategy” and “Our Pipeline.”

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

General and Administrative

General and administrative expenses consist primarily of compensation and benefits, including stock-based compensation, for our executive, finance, legal, human resources, business development and support functions. Also included in general and administrative expenses are allocated facility-related costs not otherwise included in research and development expenses, adjustments related to impairment or accelerated amortization of long-lived assets, ongoing expenses related to the buildout of our commercial infrastructure, travel expenses and professional fees for auditing, tax and legal services, including IP-related legal services, and other consulting fees and expenses.

Other Income, Net

Other income, net consists of interest income earned on our cash, cash equivalents, restricted cash equivalents and marketable securities and change in the fair value of our investments.

Results of Operations

The following discussion of the financial condition and results of operations should be read in conjunction with the accompanying consolidated financial statements and the related footnotes thereto.

Comparison of Year Ended December 31, 2025 and 2024

The following table summarizes our results of operations:

	Year Ended December 31,		Period-to-
	2025	2024	Period Change
	(In thousands)
Collaboration revenue	$67,671	$57,877	$9,794
Operating expenses:
Research and development	388,861	466,311	(77,450)
General and administrative	119,800	125,829	(6,029)
Total operating expenses	508,661	592,140	(83,479)
Operating loss	(440,990)	(534,263)	93,273
Other income, net:
Interest income	29,195	47,807	(18,612)
Change in fair value of investments, net	(899)	(32,565)	31,666
Total other income, net	28,296	15,242	13,054
Net loss	$(412,694)	$(519,021)	$106,327

Collaboration Revenue

Collaboration revenue increased by $9.8 million to $67.7 million during the year ended December 31, 2025, as compared to $57.9 million during the year ended December 31, 2024. The increase in collaboration revenue during the year ended December 31, 2025 is due to a $23.7 million increase, primarily in cost reimbursements related to our collaboration with Regeneron Pharmaceuticals, Inc. (“Regeneron”) and $9.0 million in revenue that was recognized as a result of the termination of our License, Collaboration and Option Agreement with SparingVision SAS (the “SparingVision LCA”), offset in part by the recognition of $21.0 million of previously eliminated intra-entity profit under our License and Collaboration Agreement with AvenCell Therapeutics, Inc. (the “AvenCell LCA”) in the year ended December 31, 2024. Refer to Notes 9 and 10 to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K for further details.

Research and Development

Research and development expenses decreased by $77.5 million to $388.9 million during the year ended December 31, 2025, as compared to $466.3 million during the year ended December 31, 2024.

The following table summarizes our research and development expenses, together with the changes in those items in dollars and the respective percentages of change:

	Year Ended December 31,		Period-to-	Percent
	2025	2024	Period Change	Change
	(In thousands)
External development expenses by program:
Nex-z	$90,458	$69,793	$20,665	30%
Lonvo-z	47,748	42,173	5,575	13%
Unallocated research and development expenses:
Employee-related expenses	98,719	127,383	(28,664)	-23%
Research materials and contracted services	34,356	69,370	(35,014)	-50%
Facility-related expenses	64,409	59,397	5,012	8%
Stock-based compensation	49,440	94,230	(44,790)	-48%
Other	3,731	3,965	(234)	-6%
Total research and development expenses	$388,861	$466,311	$(77,450)	-17%

The decrease in research and development expenses for the year ended December 31, 2025 compared to the year ended December 31, 2024 was primarily attributable to:

•
a $20.7 million increase in external costs related to the development of nexiguran ziclumeran (“nex-z”, also referred to as NTLA-2001), one of our lead product candidates, primarily due to an increase in spend on contracted services and drug components;
•
a $5.6 million increase in external costs related to the development of lonvoguran ziclumeran (“lonvo-z”, also referred to as NTLA-2002), one of our lead product candidates, primarily due to an increase in spend on drug components and contracted services;
•
a $28.7 million decrease in employee-related expenses, primarily driven by a workforce reduction in January 2025;
•
a $35.0 million decrease in research materials and contracted services primarily driven by internal research and development expenses, contracted services and drug components.
•
a $5.0 million increase in facility-related expenses primarily related to rent expense; and
•
a $44.8 million decrease in stock-based compensation caused primarily by our reduced workforce and lower grant date fair values of share-based awards granted in the current period.

Prior year external development expenses related to NTLA-3001 have been reclassified to “Research materials and contracted services” in the table above to conform with the current year’s presentation.

General and Administrative

General and administrative expenses decreased by $6.0 million to $119.8 million during the year ended December 31, 2025, compared to $125.8 million during the year ended December 31, 2024. This decrease was primarily related to a decrease in stock-based compensation offset in part by increased expenses related to the ongoing buildout of our commercial infrastructure and reductions to right-of-use assets for accelerated amortization and impairment.

Other Income, Net

The increase in other income, net of $13.1 million is primarily related to a $31.7 million change in unrealized losses of our investments in equity securities in the year ended December 31, 2025 as compared to the prior year, which included an unrealized loss of $27.0 million as a result of a reduction in the carrying value of our investment in AvenCell. The increase was offset in part by an $18.6 million decrease in interest income due to lower average cash and marketable securities balances in the current year.

Liquidity and Capital Resources

Since our inception through December 31, 2025, we have funded our operations through our initial public offering and concurrent private placements, follow-on public offerings, our collaboration agreements, at-the-market offerings and the sale of convertible preferred stock.

As of December 31, 2025, we had $605.1 million in cash, cash equivalents and marketable securities.

At-the-Market Offering Programs

2022 Sale Agreement

In 2022, we entered into an Open Market Sale Agreement (the “2022 Sale Agreement”) with Jefferies LLC (“Jefferies”), under which Jefferies is able to offer and sell, from time to time in “at-the-market” offerings, shares of our common stock having aggregate gross proceeds of up to $400.0 million. In February 2024, we entered into an amendment to the 2022 Sale Agreement (the “2022 Sale Agreement, as amended”) to increase the size of the at-the-market offering program from $400.0 million to $750.0 million. We agreed to pay cash commissions of up to 3.0% of the gross proceeds of sales of common stock under the 2022 Sale Agreement, as amended. To date through December 31, 2025 we have issued 26,313,157 shares of our common stock under the 2022 Sale Agreement, as amended. During the year ended December 31, 2025, we issued 11,790,624 shares of our common stock, in a series of sales, at an average price of $11.15 per share, in accordance with the 2022 Sale Agreement, as amended, for aggregate net proceeds of $128.2 million, after commissions. As of December 31, 2025, $117.7 million in shares of common stock remain eligible for sale under the 2022 Sale Agreement, as amended.

Funding Requirements

Our primary uses of capital are, and we expect will continue to be, research and development research materials and contracted services, clinical trial costs, compensation and related expenses, laboratory and office facilities, research supplies, legal and regulatory expenses, patent prosecution filing and maintenance costs for our licensed IP, commercial launch capabilities, milestone and royalty payments and general overhead costs. During 2026, we expect our research and development expenses to decrease compared to prior periods as we focus resources on high value programs within our pipeline, such as lonvo-z and nex-z, to ensure efficient execution, achieve near-term clinical milestones, and prepare for commercial launch. We expect the decrease in research and development expenses to be mostly offset by increased expenses in 2026 related to our ongoing buildout of a commercial infrastructure.

Because our lead programs are in the clinical stage and the outcome of these efforts is uncertain, we cannot estimate the actual amounts necessary to successfully complete the development and commercialization of any future product candidates or whether, or when, we may achieve profitability. Until such time as we can generate substantial product revenues, if ever, we expect to fund our ongoing cash needs through equity financings and collaboration arrangements. We receive cost reimbursements from Regeneron related to our collaboration agreements with Regeneron. Additionally, we are eligible to earn milestone payments and royalties upon achievement of certain events under our collaboration agreements. Except for these sources of funding, we will not have any committed external source of liquidity. To the extent that we raise additional capital through the future sale of equity, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing stockholders. If we raise additional funds through collaboration arrangements in the future, we may have to relinquish valuable rights to our technologies, future revenue streams or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Outlook

Based on our research and development plans and our expectations related to the progress of our programs, we expect that our cash, cash equivalents and marketable securities as of December 31, 2025, as well as research and cost reimbursement funding from our collaboration agreements, will enable us to fund our ongoing operating expenses and capital expenditure requirements into the second half of 2027, excluding any potential milestone payments or extension fees that could be earned and distributed under our collaboration agreements or any strategic use of capital not currently in the base case planning assumptions. We have based this estimate on current assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect.

Our ability to generate revenue and achieve profitability depends significantly on our success in many areas, including: developing our delivery technologies and our CRISPR/Cas9 technology platform; selecting appropriate product candidates to develop; completing research and preclinical and clinical development of selected product candidates; obtaining regulatory approvals and marketing authorizations for product candidates for which we complete clinical trials; developing a sustainable and scalable manufacturing process for product candidates; launching and commercializing product candidates for which we obtain regulatory approvals and marketing authorizations, either directly or with a collaborator or distributor; obtaining market acceptance and pricing approvals for our product candidates; addressing any competing technological and market developments; negotiating favorable terms in any collaboration, licensing, or other arrangements into which we may enter; maintaining good relationships with our collaborators and licensors; maintaining, protecting, and expanding our portfolio of IP rights, including patents, trade secrets, and know-how; and attracting, hiring, and retaining qualified personnel.

Cash Flows

The following is a summary of cash flows:

	Year Ended December 31,
	2025	2024
	(In thousands)
Net cash used in operating activities	$(394,736)	$(348,880)
Net cash provided by investing activities	228,031	125,567
Net cash provided by financing activities	131,486	185,747

Net cash used in operating activities

Net cash used in operating activities of $394.7 million during the year ended December 31, 2025 primarily consists of a net loss of $412.7 million, further reduced by accretion of investment discounts and premiums of $5.9 million and net changes in operating assets and liabilities of $73.8 million. Included in the net cash used in operating activities is approximately $65.0 million of non-recurring cash payments associated with our previously announced portfolio prioritization, workforce reduction, and real estate consolidation. These decreases are offset in part by stock-based compensation of $80.2 million, $6.2 million for accelerated amortization and impairment of right-of-use assets, $0.9 million in net adjustments to the fair value of our investments in Kyverna and SparingVision, and depreciation of $9.8 million.

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

Net cash provided by investing activities

During the year ended December 31, 2025, we added $228.0 million of net cash through investing activities. The increase in the year ended December 31, 2025 is primarily due to $229.2 million in marketable securities that matured (net of purchases), offset in part by $1.1 million in cash used for the purchase of property and equipment.

During the year ended December 31, 2024 we added $125.6 million of net cash through investing activities. The increase in the year ended December 31, 2024 is primarily due to $131.3 million in marketable securities that matured (net of purchases), offset in part by $5.8 million in cash used for the purchase of property and equipment.

Net cash provided by financing activities

Net cash provided by financing activities of $131.5 million during the year ended December 31, 2025 includes $128.2 million in net proceeds from at-the-market offerings, $2.6 million in cash received from the issuance of shares through our employee stock purchase plan and $0.7 million in cash received from the exercise of stock options.

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

Property Leases - Commenced

As of December 31, 2025, our total undiscounted future minimum lease payments for our property leases that have commenced were $111.2 million, which will be paid over the term of such leases. For additional information on our leases and timing of future payments refer to Note 11, “Leases”, of the consolidated financial statements included in this Annual Report on Form 10-K.

Property Leases - Not Yet Commenced

In February 2025, we entered into a lease agreement for office and laboratory space at 400 Technology Square in Cambridge, Massachusetts. In connection therewith, we have committed to making at least $195.1 million in rental payments over a lease term of 147 months estimated to begin in the second half of 2026.

Other Obligations

We enter into contracts in the normal course of business with various third parties for clinical trials, preclinical research studies, supply manufacturing and other services and products for operating purposes. These contracts are generally cancelable at any time by us upon prior written notice.

We are also party to license and other agreements, which may include contingent payments. As of December 31, 2025, the satisfaction and timing of the contingent payments is uncertain and not reasonably estimable.

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

As of December 31, 2025, our revenue is solely related to collaboration agreements with third parties which are either within the scope of ASC 606, under which we license certain rights to our product candidates to third parties, or within the scope of ASC 808, Collaborative Arrangements (“ASC 808”) if it involves a joint operating activity pursuant to which we are an active participant and are exposed to significant risks and rewards with respect to the arrangement. As discussed in further detail in Note 9 to our consolidated financial statements of this Annual Report on Form 10-K, we enter into out-licensing agreements which are within the scope of ASC 606, under which we license certain rights to our product candidates to third parties and may provide services related to the research and development of the product candidates. The terms of these arrangements typically include consideration payable to us of one or more of the following: nonrefundable, upfront fees; development, regulatory, and commercial milestone payments; research and development funding payments; and royalties on the net sales of licensed products. Additionally, the terms of certain arrangements may include an equity interest in the other company. Consideration received from each of these payments results in collaboration revenues, except for revenues from royalties on the net sales of licensed products, which are classified as royalty revenues. For arrangements within the scope of ASC 808, the terms of these arrangements typically include payments received or made under the cost sharing provisions which are recognized as a component of collaboration revenues in the consolidated statements of operations and comprehensive loss.

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

We measure employee stock-based compensation for stock options based on the grant date fair value of the equity awards using the Black-Scholes option pricing model. For awards with service conditions only, we recognize stock-based compensation expense on a straight-line basis over the requisite service period. For equity awards that have a performance or market condition, we recognize stock-based compensation expense using the accelerated attribution method. Estimates of stock-based compensation expense for an award with a performance condition are based on our assessment of the probability that the performance condition will be achieved, which requires significant judgment. Our stock price is a key input in determining the grant date fair value of equity awards. Forfeitures are recorded as they occur.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of December 31, 2025, we had cash equivalents, restricted cash equivalents and marketable securities of $541.9 million consisting of interest-bearing money market accounts, corporate and financial institution debt securities and U.S. Treasury and other government securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are primarily in marketable securities. Due to the short-term duration of our investment portfolios and the low risk profile of our investments, we do not believe an immediate change of 100 basis points, or one percentage point, would have a material effect on the fair market value of our investment portfolio. Declines in interest rates, however, would reduce future interest income.

We do not have any foreign currency or derivative financial instruments. Inflation generally affects us by increasing our cost of labor and program costs. We do not believe that inflation had a material effect on our results of operations during the year ended December 31, 2025.

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

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2025.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013 framework) (“COSO”). Based on its assessment, management believes that, as of December 31, 2025, our internal control over financial reporting is effective based on those criteria.

Deloitte & Touche LLP, our independent registered public accounting firm, has issued an attestation report on the effectiveness of our internal control over financial reporting, which is included below.

Changes in Internal Controls over Financial Reporting

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Intellia Therapeutics, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Intellia Therapeutics, Inc. and subsidiary (the “Company”) as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 26, 2026, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

Boston, Massachusetts

February 26, 2026

Item 9B. Other Information

a)
None.
b)
During the three months ended December 31, 2025, none of our directors or executive officers adopted, terminated or modified the amount, pricing or timing provisions in any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K and is incorporated by reference from our definitive proxy statement to be filed with the Securities and Exchange Commission (the “SEC”) with respect to our 2026 Annual Meeting of Stockholders, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, which we expect to file with the SEC no later than April 30, 2026.

Item 10. Directors, Executive Officers and Corporate Governance

Information regarding our directors, including the audit committee and audit committee financial experts, and executive officers and compliance with Section 16(a) of the Exchange Act will be included in our 2026 Proxy Statement and is incorporated herein by reference.

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

Item 11. Executive Compensation

The information required by this item regarding executive compensation will be included in our definitive proxy statement to be filed with the SEC with respect to our 2026 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item regarding security ownership of certain beneficial owners and management and securities authorized for issuance under equity compensation plans will be included in our definitive proxy statement to be filed with the SEC with respect to our 2026 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item regarding certain relationships and related transactions and director independence will be included in our definitive proxy statement to be filed with the SEC with respect to our 2026 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information about aggregate fees billed to us by our independent principal accountant, Deloitte & Touche LLP (PCAOB ID No. 34), located in Boston, Massachusetts, will be presented in our definitive proxy statement to be filed with the SEC with respect to our 2026 Annual Meeting of Stockholders under the caption “Audit Committee Matters — Principal Accounting Firm Fees” and is incorporated herein by reference.

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

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Intellia Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Intellia Therapeutics, Inc. and subsidiary (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Operating lease right-of-use assets and operating lease liabilities — Accounting for simultaneously executed lease transactions – Refer to Note 11 to the financial statements.

Critical Audit Matter Description

During the year ended December 31, 2025, the Company entered into an amendment to an existing lease agreement, while simultaneously entering into a separate lease agreement with the same landlord for new office and laboratory space. This resulted in management having to determine the accounting for the multiple lease agreements, including assessment of whether there is one combined contract with separate lease components under ASC 842, Leases (“ASC 842”).

We identified the accounting for the lease transactions as a critical audit matter. Auditing the Company’s application of the accounting guidance required an increased extent of effort, including the need to involve an internal subject matter expert, due to the complex nature of evaluating the treatment of the two leases as one combined contract under the guidance in ASC 842.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the Company’s accounting for the lease transactions under ASC 842 included the following, among others:

•
We tested the effectiveness of controls over the Company’s processes for assessing the accounting treatment of the lease transactions.
•
We obtained and read the Company’s accounting position paper assessing the accounting treatment of the lease transactions under ASC 842.
•
With the assistance of professionals in our firm having expertise in lease accounting, we evaluated the Company’s application of relevant accounting guidance regarding the treatment of the lease transactions as a combined contract under ASC 842.
•
We tested the mathematical accuracy of management’s calculations of the accounting associated with the lease transactions under ASC 842.

/s/ Deloitte & Touche LLP

Boston, Massachusetts
February 26, 2026

We have served as the Company’s auditor since 2015.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

INTELLIA THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands except share and per share data)

	December 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$155,464	$189,182
Marketable securities	294,420	412,333
Accounts receivable	9,468	8,517
Prepaid expenses and other current assets	68,359	29,831
Total current assets	527,711	639,863
Marketable securities - noncurrent	155,250	260,215
Property and equipment, net	17,671	27,381
Operating lease right-of-use assets	105,955	219,292
Investments and other assets	35,540	44,264
Total assets	$842,127	$1,191,015
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$20,252	$14,589
Accrued expenses	49,862	55,355
Current portion of operating lease liability	26,480	20,246
Current portion of deferred revenue	7,290	20,661
Total current liabilities	103,884	110,851
Deferred revenue, net of current portion	-	18,256
Long-term operating lease liability	66,849	189,952
Total liabilities	170,733	319,059
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $0.0001 par value; 240,000,000 shares authorized at December 31, 2025 and December 31, 2024; 116,317,060 and 102,029,594 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively	12	10
Additional paid-in capital	3,260,444	3,048,741
Accumulated other comprehensive income	1,032	605
Accumulated deficit	(2,590,094)	(2,177,400)
Total stockholders’ equity	671,394	871,956
Total liabilities and stockholders’ equity	$842,127	$1,191,015

The accompanying notes are an integral part of these consolidated financial statements.

INTELLIA THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Amounts in thousands except per share data)

	Year Ended December 31,
	2025	2024	2023
Collaboration revenue	$67,671	$57,877	$36,275
Operating expenses:
Research and development	388,861	466,311	435,069
General and administrative	119,800	125,829	116,497
Total operating expenses	508,661	592,140	551,566
Operating loss	(440,990)	(534,263)	(515,291)
Other income, net:
Interest income	29,195	47,807	49,832
Change in fair value of investments, net	(899)	(32,565)	-
Loss from equity method investment	-	-	(15,633)
Change in fair value of contingent consideration	-	-	(100)
Total other income, net	28,296	15,242	34,099
Net loss	$(412,694)	$(519,021)	$(481,192)
Net loss per share, basic and diluted	$(3.81)	$(5.25)	$(5.42)
Weighted average shares outstanding, basic and diluted	108,376	98,849	88,770
Other comprehensive income (loss):
Unrealized gain on marketable securities	427	731	3,635
Other comprehensive gain from equity method investment	-	-	1,568
Comprehensive loss	$(412,267)	$(518,290)	$(475,989)

The accompanying notes are an integral part of these consolidated financial statements.

INTELLIA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share data)

			Additional	Accumulated Other		Total
	Common		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2022	87,103,007	$9	$2,420,223	$(7,461)	$(1,177,187)	$1,235,584
Issuance of common stock through at-the-market offerings, net of issuance costs of $376	4,122,824	-	121,870	-	-	121,870
Contingent consideration paid to Rewrite Holders	567,045	-	24,126	-	-	24,126
Exercise of stock options	385,130	-	6,599	-	-	6,599
Vesting of restricted stock units	677,055	-	-	-	-	-
Issuance of shares under employee stock purchase plan	142,097	-	3,929	-	-	3,929
Stock-based compensation	-	-	134,050	-	-	134,050
Other comprehensive income (loss) - unrealized gain on marketable securities	-	-	-	3,635	-	3,635
Other comprehensive income (loss) - unrealized gain on equity method investment	-	-	-	1,568	-	1,568
Net loss	-	-	-	-	(481,192)	(481,192)
Balance at December 31, 2023	92,997,158	9	2,710,797	(2,258)	(1,658,379)	1,050,169
Issuance of common stock through at-the-market offerings, net of issuance costs of $254	7,004,370	1	174,823	-	-	174,824
Exercise of stock options	373,807	-	5,862	-	-	5,862
Vesting of restricted stock units	1,433,669	-	-	-	-	-
Issuance of shares under employee stock purchase plan	220,590	-	2,986	-	-	2,986
Stock-based compensation	-	-	154,273	-	-	154,273
Other comprehensive income (loss) - unrealized gain on marketable securities	-	-	-	731	-	731
Reclassification of other comprehensive income (loss) - equity method investment	-	-	-	2,132	-	2,132
Net loss	-	-	-	-	(519,021)	(519,021)
Balance at December 31, 2024	102,029,594	10	3,048,741	605	(2,177,400)	871,956
Issuance of common stock through at-the-market offerings, net of issuance costs of $0	11,790,624	2	128,173	-	-	128,175
Exercise of stock options	87,858	-	722	-	-	722
Vesting of restricted stock units	2,076,966	-	-	-	-	-
Issuance of shares under employee stock purchase plan	332,018	-	2,589	-	-	2,589
Stock-based compensation	-	-	80,219	-	-	80,219
Other comprehensive income (loss) - unrealized gain on marketable securities	-	-	-	427	-	427
Net loss	-	-	-	-	(412,694)	(412,694)
Balance at December 31, 2025	116,317,060	$12	$3,260,444	$1,032	$(2,590,094)	$671,394

The accompanying notes are an integral part of these consolidated financial statements.

INTELLIA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Year Ended December 31,
	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(412,694)	$(519,021)	$(481,192)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,767	10,285	8,976
Loss (gain) on disposal of property and equipment	527	(76)	72
Accelerated amortization/impairment of right-of-use assets	6,156	-	-
Stock-based compensation	80,219	154,273	134,050
Accretion of investment discounts and premiums	(5,858)	(17,817)	(25,897)
Change in fair value of investments, net	899	32,565	-
(Recognition) deferral of equity method investment intra-entity profit on sales	-	(20,967)	6,624
Loss from equity method investment	-	-	15,633
Change in fair value of contingent consideration	-	-	100
Changes in operating assets and liabilities:
Accounts receivable	(951)	27,939	(32,688)
Prepaid expenses and other current assets	(26,352)	5,184	(27,168)
Operating lease right-of-use assets	33,086	21,466	19,011
Other assets	2,811	917	(707)
Accounts payable	5,987	6,800	2,522
Accrued expenses	(5,271)	(10,383)	6,024
Deferred revenue	(28,111)	(22,076)	(2,778)
Operating lease liabilities	(54,951)	(17,969)	(16,668)
Net cash used in operating activities	(394,736)	(348,880)	(394,086)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,129)	(5,778)	(13,985)
Purchases of marketable securities	(322,510)	(935,573)	(904,464)
Sales and maturities of marketable securities	551,670	1,066,918	887,102
Net cash provided by (used in) investing activities	228,031	125,567	(31,347)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock through at-the-market offerings	128,175	176,899	119,795
Proceeds from options exercised	722	5,862	6,599
Issuance of shares through employee stock purchase plan	2,589	2,986	3,929
Net cash provided by financing activities	131,486	185,747	130,323
Net decrease in cash, cash equivalents and restricted cash equivalents	(35,219)	(37,566)	(295,110)
Cash, cash equivalents and restricted cash equivalents, beginning of period	202,787	240,353	535,463
Cash, cash equivalents and restricted cash equivalents, end of period	$167,568	$202,787	$240,353

Reconciliation of cash, cash equivalents and restricted cash equivalents to consolidated balance sheet:
Cash and cash equivalents	$155,464	$189,182	$226,748
Restricted cash equivalents, included in investments and other assets	12,104	13,605	13,605
Total cash, cash equivalents and restricted cash equivalents	$167,568	$202,787	$240,353

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Purchases of property and equipment unpaid at period end	$32	$577	$1,525
Reduction of right-of-use assets from remeasurement of lease liabilities	61,917	-	-
Operating lease liability arising from obtaining right-of-use assets	-	112,821	1,311
Non-cash trade-in of property and equipment	-	99	-
Proceeds from at-the-market offerings unpaid at period end	-	-	2,075
Shares issued for Rewrite contingent consideration	-	-	24,126

The accompanying notes are an integral part of these consolidated financial statements.

INTELLIA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Operations

Organization

Intellia Therapeutics, Inc. (“Intellia,” or the “Company”) is a leading biopharmaceutical company focused on revolutionizing medicine leveraging CRISPR gene editing and other core technologies. The Company’s mission is to transform the lives of people with severe diseases by developing and commercializing potentially curative treatments. With deep scientific, technical and clinical development experience, Intellia aims to reset the standard for medicine by durably treating the root causes of disease.

For over a decade, Intellia has applied its proprietary technologies and expertise, including CRISPR-based gene editing technologies, oligonucleotides, and lipid nanoparticles (“LNPs”), to develop novel, first-in-class product candidates. This includes the development of lonvoguran ziclumeran (“lonvo-z,” also referred to as NTLA-2002) for the treatment of hereditary angioedema (“HAE”) and nexiguran ziclumeran (“nex-z,” also referred to as NTLA-2001) for the treatment of transthyretin (“ATTR”) amyloidosis. These lead product candidates are the first in vivo genome editing product candidates into Phase 3 development. These systemically administered CRISPR-based candidates are designed to address diseases with high unmet need with a single intravenous (“IV”) infusion that is administered in an outpatient setting. Lonvo-z and nex-z are currently in Phase 3 development, and the Company is preparing for the planned commercial launch of lonvo-z in the first half of 2027.

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

Liquidity

Since its inception through December 31, 2025, the Company has funded its operations through its initial public offering (“IPO”) and concurrent private placements, follow-on public offerings, at-the-market offerings and the sale of convertible preferred stock, as well as through its collaboration agreements. The Company expects that its cash, cash equivalents and marketable securities as of December 31, 2025 will enable the Company to fund its ongoing operating expenses and capital expenditure requirements for at least the twelve-month period following the issuance of these consolidated financial statements.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates, judgments and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates in these consolidated financial statements have been made in connection with the calculation of revenues, research and development expenses, valuation and determination of impairment of equity and fair value method investments and stock-based compensation expense. The Company bases its estimates on historical experience and various other assumptions that management believes to be reasonable under the circumstances at the time such estimates are made. Actual results could differ from those estimates. The Company periodically reviews its estimates in light of changes in circumstances, facts and experience.

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

Refer to Note 4, “Fair Value Measurements” for further information regarding the Company’s fair value measurements.

Other financial instruments, including accounts receivable, accounts payable and accrued expenses, are carried at cost, which approximate fair value due to the short duration and term to maturity.

Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. As of December 31, 2025 and 2024, cash equivalents consisted of interest-bearing money market accounts, U.S. Treasury bills and other government securities.

Restricted Cash Equivalents

The Company has restricted cash equivalents made up of money market funds held in collateral accounts that are restricted to secure letters of credit in accordance with certain of its leases. As of December 31, 2025 and 2024, these restricted cash equivalents amounted to $12.1 million and $13.6 million, respectively. The letters of credit are required to be maintained throughout the term of the leases; in some cases, the Company is able to reduce the amounts held over time. These restricted cash equivalents are long-term in nature and are included in “Investments and other assets” in the Company’s consolidated balance sheets.

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

Refer to Note 3, “Marketable Securities”, for further information regarding the Company’s marketable securities.

Investments in Equity Securities

Investments in equity securities, other than equity method investments, are recorded at fair market value if fair value is readily determinable and any gains and losses are included in “Change in fair value of investments, net,” on the consolidated statement of operations and comprehensive loss. In the absence of a readily determinable fair value, the Company measures the investment at cost less impairment, plus or minus observable changes, if any. These investments are included in “Investments and other assets” in the Company’s consolidated balance sheets. Refer to Note 10, “Investments and Other Assets”, for further information regarding the Company’s investments in equity securities.

Concentrations of Credit Risk

The Company’s cash, cash equivalents, restricted cash equivalents and marketable securities may potentially be subject to concentrations of credit risk. The Company generally maintains balances in various accounts in excess of federally insured limits with financial institutions that management believes to be of high credit quality. The Company has established guidelines relative to credit ratings and maturities intended to safeguard principal balances and maintain liquidity. The Company maintains its funds in accordance with its investment policy, which defines allowable investments, specifies credit quality standards and is designed to limit credit exposure to any single issuer.

Accounts receivable represents amounts due from collaboration partners and joint ventures. The Company monitors economic conditions to identify facts or circumstances that may indicate that any of its accounts receivable are at risk of collection. As of December 31, 2025, the Company’s accounts receivable were related to its collaboration with Regeneron Pharmaceuticals, Inc. (“Regeneron”). As of December 31, 2024, the Company’s accounts receivable were related to its collaborations with Regeneron, SparingVision SAS (“SparingVision”), AvenCell Therapeutics, Inc. (“AvenCell”) and ReCode Therapeutics, Inc. (“ReCode”).

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

Impairment of Long-Lived Assets

The Company tests long-lived assets to be held and used, including property and equipment and right-of-use assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of assets or asset groups may not be fully recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in the use of the assets.

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

The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring goods and services to the customer. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing either the expected value method or the most likely amount method, depending on the nature of the variable consideration. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. Any estimates, including the effect of the constraint on variable consideration, are evaluated at each reporting period for any changes. Determining the transaction price requires significant judgment, which is discussed in further detail for each of the Company’s collaboration agreements in Note 9, “Collaborations”. In addition, none of the Company’s contracts as of December 31, 2025 or 2024 contained a significant financing component.

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

As of December 31, 2025, the Company’s revenue recognized is solely related to collaboration agreements with third parties which are either within the scope of ASC 606, under which the Company licenses certain rights to its product candidates to third parties, or within the scope of ASC 808, Collaborative Arrangements (“ASC 808”) if it involves a joint operating activity pursuant to which the Company is an active participant and is exposed to significant risks and rewards with respect to the arrangement. For the collaboration arrangements under the scope of ASC 606, as discussed in further detail in Note 9, the terms of these arrangements typically include payment to the Company of one or more of the following: nonrefundable, upfront fees; development, regulatory, and commercial milestone payments; research and development funding payments; and royalties on the net sales of licensed products. Additionally, the terms of certain arrangements may include an equity interest in the other company. Each of these payments results in collaboration revenues, except for revenues from royalties on the net sales of licensed products, which are classified as royalty revenues. For arrangements within the scope of ASC 808, the terms of these arrangements typically include payments received or made under the cost sharing provisions which are recognized as a component of revenues in the consolidated statements of operations and comprehensive loss.

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

The Company also considers the nature and contractual terms of an arrangement and assesses whether the arrangement involves a joint operating activity pursuant to which both the Company and the co-party to the arrangement is an active participant and is exposed to significant risks and rewards with respect to the arrangement. If the Company is an active participant and is exposed to the significant risks and rewards with respect to the arrangement, the Company accounts for the arrangement under ASC 808. Based on this consideration, accounting for the Company’s co-development agreements with Regeneron is under ASC 808. Because ASC 808 does not provide recognition and measurement guidance for collaborative arrangements, the Company has analogized to ASC 606. Refer to Note 9, “Collaborations”, for additional information regarding the Company’s collaboration agreements.

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

At December 31, 2025 and 2024, the Company did not account for any of its investments under the equity method of accounting. At December 31, 2023, the Company accounted for its investment in AvenCell under the equity method of accounting. Refer to Note 10, “Investments and Other Assets”, for further details regarding the transition out of the equity method of accounting.

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). This ASU amends ASC 740, Income Taxes to expand income tax disclosures and requires that the Company disclose (i) the income tax rate reconciliation using both percentages and reporting currency amounts; (ii) specific categories within the income tax rate reconciliation; (iii) additional information for reconciling items that meet a quantitative threshold; (iv) the composition of state and local income taxes by jurisdiction; and (v) the amount of income taxes paid disaggregated by jurisdiction. The Company adopted ASU 2023-09 for the year ended December 31, 2025 on a prospective basis. See Note 7, “Income Taxes”, for additional information.

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

In December 2025, the FASB issued ASU No. 2025-12, Codification Improvements. This ASU’s purpose is to update the ASC for a broad range of topics in order to clarify, correct errors, or make minor improvements that make the ASC easier to understand and apply. This ASU is effective for interim reporting periods within annual periods beginning after December 15, 2026 and is applicable to the Company’s fiscal year beginning January 1, 2027, with early application permitted in an interim or annual reporting period in which financial statements have not yet been issued. If an entity early adopts in an interim reporting period, it must adopt as of the beginning of the annual reporting period that includes that interim reporting period. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements and disclosures.

3. Marketable Securities

The following table summarizes the Company’s available-for-sale marketable securities:

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Marketable securities:
U.S. Treasury and other government-backed securities	$220,790	$345	$(18)	$221,117
Financial institution debt securities	146,375	458	(18)	146,815
Corporate debt securities	81,478	266	(6)	81,738
Total	$448,643	$1,069	$(42)	$449,670

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Marketable securities:
U.S. Treasury and other government-backed securities	$352,309	$580	$(273)	$352,616
Financial institution debt securities	217,544	528	(245)	217,827
Corporate debt securities	94,924	163	(160)	94,927
Other asset-backed securities	7,168	10	-	7,178
Total	$671,945	$1,281	$(678)	$672,548

The amortized cost of available-for-sale securities is adjusted for amortization of premiums and accretion of discounts to maturity. There were no material realized gains or losses in the years ended December 31, 2025 or 2024. The Company did not reclassify any amounts out of accumulated other comprehensive loss during these periods. The Company generally does not intend to sell any investments prior to recovery of their amortized cost basis for any investment in an unrealized loss position. As such, the Company has classified these losses as temporary in nature.

The Company’s available-for-sale securities that are classified as short-term marketable securities in the consolidated balance sheets mature within one year or less as of the balance sheet date. Available-for-sale securities that are classified as noncurrent in the consolidated balance sheets are those that mature after one year but within five years from the balance sheet date and that the Company does not intend to dispose of within the next twelve months. At December 31, 2025 and 2024, the Company did not hold any marketable securities that matured beyond five years of the balance sheet date.

Accrued interest on marketable securities is included in “Prepaid expenses and other current assets” on the Company’s consolidated balance sheets.

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

The Company’s financial assets recognized at fair value on a recurring basis consisted of the following:

	December 31, 2025
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Cash equivalents and restricted cash equivalents	$92,263	$92,263	$-	$-
Marketable securities:
U.S. Treasury and other government-backed securities	221,117	150,852	70,265	-
Financial institution debt securities	146,815	-	146,815	-
Corporate debt securities	81,738	-	81,738	-
Total marketable securities	449,670	150,852	298,818	-
Investment in Kyverna Therapeutics, Inc.	11,034	11,034	-	-
Total assets	$552,967	$254,149	$298,818	$-

	December 31, 2024
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Cash equivalents and restricted cash equivalents	$66,898	$66,898	$-	$-
Marketable securities:
U.S. Treasury and other government-backed securities	352,616	169,735	182,881	-
Financial institution debt securities	217,827	-	217,827	-
Corporate debt securities	94,927	-	94,927	-
Other asset-backed securities	7,178	-	7,178	-
Total marketable securities	672,548	169,735	502,813	-
Investment in Kyverna Therapeutics, Inc.	4,390	4,390	-	-
Total assets	$743,836	$241,023	$502,813	$-

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

The Company has determined that the estimated fair value of its investment in Kyverna Therapeutics, Inc. (“Kyverna”), a publicly traded company, is reported as Level 1 as it is valued at a quoted market price in an active market. The investment in Kyverna is classified within “Investments and other assets” in the consolidated balance sheets. Refer to Note 10, “Investments and Other Assets,” for further details.

Other Investments

SparingVision SAS

The Company’s investment in SparingVision was initially recorded at fair value, determined according to Level 3 inputs in the fair value hierarchy described above. The SparingVision investment is included in “Investments and other assets” on the consolidated balance sheets and is accounted for using the measurement alternative at cost minus impairment, adjusted for changes in observable prices. In October 2025, the Company executed a termination agreement with SparingVision, triggering a qualitative assessment of the Company’s investment which was determined to be impaired. The Company determined the fair value of the SparingVision investment to be approximately $7.1 million using an option pricing model which requires the input of certain subjective assumptions. The key assumptions used in the option pricing model, which are Level 3 inputs, include the anticipated holding period to an exit and liquidity event, the indicated equity volatility (80%), and the risk free rate (2.2%). This resulted in the recognition of a $7.5 million loss recorded within “Change in fair value of investments, net” of the Company’s consolidated statement of operations and comprehensive loss. In connection with the termination, the Company returned 50% of its investment to SparingVision, which was determined to have a value of $3.6 million. As of December 31, 2025 and 2024, the carrying value of the SparingVision investment was $3.5 million and $14.6 million, respectively. Refer to Note 10, “Investments and Other Assets” for further details.

AvenCell Therapeutics, Inc.

The Company’s investment in AvenCell is recorded at fair value, determined according to Level 3 inputs in the fair value hierarchy described above. This investment is accounted for using the measurement alternative at cost minus impairment, adjusted for changes in observable prices. The AvenCell investment is included in “Investments and other assets” on the consolidated balance sheet as of December 31, 2025. The Company previously accounted for the AvenCell investment under the equity method; refer to Note 10, “Investments and Other Assets,” for further details including the change in fair value.

In the fourth quarter of 2024, AvenCell completed a Series B financing, which represented an observable price change in the Company’s investment in AvenCell. The Company determined the fair value of the AvenCell investment using an option pricing model which requires the input of certain subjective assumptions. The key assumptions used in the option pricing model, which are Level 3 inputs, include the anticipated holding period to an exit and liquidity event, the indicated equity volatility (95%), and the risk free rate (3.9%). The carrying value of the Company’s investment in AvenCell was $7.9 million as of December 31, 2025 and 2024.

Contingent Consideration

In February 2022, the Company entered into an Agreement and Plan of Merger by and among the Company, Rewrite, RW Acquisition Corp. and Shareholder Representative Services, LLC as Securityholder representative (the “Rewrite Merger Agreement”), which was accounted for as an asset acquisition. Under the Rewrite Merger Agreement, and as of December 31, 2025, the Company Securityholders (as defined in the Rewrite Merger Agreement) (the “Rewrite Holders”) are eligible to receive up to an additional $130.0 million, including $100.0 million upon the achievement of a regulatory approval milestone and $30.0 million upon achievement of pre-specified research milestones, payable in cash. The remaining contingent milestones are subject to cash settlement upon achievement. The Company accounts for contingent consideration identified in an asset acquisition, that is payable in cash, when the contingency is resolved and the consideration is paid or becomes payable. As of December 31, 2025 and December 31, 2024, no liability has been recorded.

5. Property and Equipment, Net

Property and equipment, net consisted of the following:

	December 31,
	2025	2024
	(In thousands)
Laboratory equipment	$67,869	$68,354
Office furniture and equipment	2,633	2,632
Computer software	1,921	1,902
Computer equipment	655	985
Leasehold improvements	3,199	3,199
Total property and equipment	76,277	77,072
Less: accumulated depreciation and amortization	(58,606)	(49,691)
Property and equipment, net	$17,671	$27,381

Depreciation and amortization expense was $9.8 million, $10.3 million and $9.0 million for the years ended December 31, 2025, 2024 and 2023, respectively.

6. Accrued Expenses

Accrued expenses consisted of the following:

	December 31,
	2025	2024
	(In thousands)
Accrued research and development	$17,366	$26,362
Employee compensation and benefits	23,072	24,075
Accrued legal and professional expenses	2,242	2,845
Accrued other	7,182	2,073
Total accrued expenses	$49,862	$55,355

In the first quarter of 2025, the Company recognized $6.5 million of restructuring charges in the consolidated statement of operations and comprehensive loss related to its strategic restructuring in 2025. These charges included severance and other employee termination-related costs. The workforce reductions were substantially complete as of March 31, 2025 and there is no remaining liability as of December 31, 2025.

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

As further described in Note 2, “Summary of Significant Accounting Policies,” the Company has elected to prospectively adopt the guidance in ASU 2023-09. The following table is a reconciliation of the U.S. federal statutory rate of 21% to the Company’s effective income tax rate for the year ended December 31, 2025 in accordance with the guidance in ASU 2023-09:

	Year Ended December 31,
In thousands, except percentages	2025
Provision for income taxes at U.S. federal statutory rate	(21.0)%	$(86,666)
Tax credits:
Research and development credits	(2.3)	(9,547)
Orphan drug credits	(6.5)	(26,678)
Changes in valuation allowances	25.1	103,507
Non-taxable or non-deductible items:
Stock-based compensation	4.5	18,718
Other reconciling items	0.2	666
Total tax provision and effective tax rate	—%	$-

The following table is a reconciliation of the U.S. federal statutory rate of 21% to the Company’s effective rate for the years ended December 31, 2024 and 2023 in accordance with the guidance prior to the adoption of ASU 2023-09:

	2024	2023
Federal statutory income tax rate	(21.0)%	(21.0)%
State income taxes	(7.9)	(8.6)
Research and development tax credits	(7.4)	(6.9)
Stock-based compensation	2.0	1.6
Non-deductible officers' compensation	0.1	-
Change in valuation allowance	34.2	34.9
Effective income tax rate	—%	—%

The Company’s net deferred tax assets (liabilities) consisted of the following:

	December 31,
	2025	2024
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$457,009	$296,766
Research and development credit carryforwards	243,725	200,816
Section 174 capitalized research	168,503	216,469
Operating lease liability	25,502	57,438
Deferred revenue	1,562	10,634
Stock-based compensation	26,036	34,827
Accruals and allowances	5,642	5,468
Prepaid rent	899	4,410
Equity investment adjustments	14,743	16,560
Intangibles, including in-process research and development	773	920
Capitalized start-up costs	167	211
Gross deferred tax assets	944,561	844,519
Deferred tax asset valuation allowance	(914,641)	(783,211)
Total deferred tax assets	29,920	61,308
Deferred tax liabilities:
Fixed assets	(968)	(1,385)
Operating lease right-of-use assets	(28,952)	(59,923)
Total deferred tax liabilities	(29,920)	(61,308)
Net deferred tax asset (liability)	$-	$-

During the year ended December 31, 2025, the Company paid no federal income taxes, net of refunds. Additionally, the amount paid in state income taxes, net of refunds received, was immaterial for the year ended December 31, 2025.

The Tax Cuts and Jobs Act (“TCJA”) requires taxpayers to capitalize and amortize, rather than deduct, research and development (“R&D”) expenditures under section 174 of the Internal Revenue Code of 1986, as amended (the “Code”) for tax years beginning after December 31, 2021. The Company will amortize these costs for tax purposes over 5 years if the R&D was performed in the U.S. and over 15 years if the R&D was performed outside the U.S. These rules became effective for the Company during the year ended December 31, 2022. The Company has capitalized foreign R&D costs of $34.1 million and $53.8 million for the tax years ended December 31, 2025 and December 31, 2024, respectively.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted, providing taxpayers the option to fully deduct or continue capitalizing and amortizing domestic R&D expenditures under new Code Section 174A, effective for tax years beginning after December 31, 2024. The OBBBA also provides certain eligible taxpayers with the option to accelerate and deduct the remaining unamortized domestic R&D costs incurred during taxable years ending after December 31, 2021 and before January 1, 2025. The Company intends to continue amortizing domestic R&D costs incurred during taxable years ending after December 31, 2021 and before January 1, 2025. As of December 31, 2025, $517.2 million remains unamortized related to domestic R&D costs. Final elections will be made with the 2025 tax return filing.

As of December 31, 2025 and 2024, the Company had federal net operating loss carryforwards of $1,671.3 million and $1,088.4 million, respectively, which may be available to offset future income tax liabilities.

Approximately $36.9 million of the federal net operating losses generated prior to 2018 will begin to expire in 2034, unless previously utilized. Losses incurred prior to 2018 will generally be deductible to the extent of the lesser of a corporation’s net operating loss carryover or 100% of a corporation’s taxable income and be available for twenty years from the period the loss was generated. The federal net operating losses generated after 2017 of approximately $1,634.4 million will be carried over indefinitely, but the net operating loss deduction is generally limited to the lesser of the net operating loss carryforward or 80% of the Company’s taxable income (subject to Section 382 of the Code). Also, there will be no carryback for losses incurred after 2017.

As of December 31, 2025 and 2024, the Company also had state net operating loss carryforwards of $1,678.0 million and $1,079.2 million, respectively, which may be available to offset future income tax liabilities and begin to expire in 2034.

As of December 31, 2025 and 2024, the Company had federal tax credit carryforwards of approximately $175.5 million and $139.3 million, respectively, which begin to expire in 2034. As of December 31, 2025 and 2024, the Company had state research and development and other credit carryforwards of $86.4 million and $77.9 million, which begin to expire in 2029.

The Company evaluated the expected realizability of its net deferred tax assets and determined that there was significant negative evidence due to its net operating loss position and insufficient positive evidence to support the realizability of these net deferred tax assets. The Company concluded it is more likely than not that its net deferred tax assets would not be realized in the future; therefore, the Company has provided a full valuation allowance against its net deferred tax asset balance as of December 31, 2025 and 2024. The valuation allowance increased by $131.4 million in 2025, $167.1 million in 2024, and $161.3 million in 2023.

Ownership changes may limit the amount of net operating loss carryforwards or research and development tax credit carryforwards that can be utilized to offset future taxable income or tax liability. In general, an ownership change, as defined by Sections 382 and 383 of the Code, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50% (by value) over a three-year period. If the Company has experienced a change of control, utilization of the net operating loss carryforwards or research and development tax credit carryforwards would be subject to an annual limitation under Sections 382 and 383 of the Code. Any limitation may result in expiration of a portion of the net operating loss carryforwards or research and development tax credit carryforwards before utilization. During 2022, the Company completed an assessment of the available net operating loss carryforwards and other tax attributes under Section 382. The analysis did not result in a material limitation to the Company’s tax attributes and the results of this analysis are reflected herein. The Company has not completed an analysis through December 31, 2025. To the extent there was a change in control during 2023 through 2025, the Company's tax attributes could be subject to limitation. However, a full valuation allowance has been provided against the deferred tax assets related to the Company’s net operating loss and tax credit carryforwards and, if an adjustment is required, this adjustment would be offset by an adjustment to the valuation allowance.

As of December 31, 2025, the Company had not identified any unrecognized tax benefits. The Company will recognize interest and/or penalties related to uncertain tax benefits in income tax expense if they arise.

The Company files income tax returns in the U.S. federal tax jurisdiction and Massachusetts and various other state tax jurisdictions. The Company is subject to examination by the Internal Revenue Service, Massachusetts taxing authorities and state taxing authorities for tax year 2022 through present. To the extent that the Company has tax attribute carryforwards, the tax year in which the attributes were generated may still be adjusted upon examination by the Internal Revenue Service or State taxing authorities to the extent utilized in a future period. The returns in these jurisdictions since inception remain open for examination.

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

Gonzalez v. Intellia Therapeutics, Inc.

On February 11, 2025, a purported stockholder of the Company filed a lawsuit, captioned Gonzalez v. Intellia Therapeutics, Inc., No. 1:25-cv-01353 (D. Mass.), in the U.S. District Court for the District of Massachusetts against the Company and certain of its officers (the “defendants”) on behalf of a putative class of stockholders who purchased Company shares from July 30, 2024 through January 8, 2025. On May 26, 2025, the court entered an order appointing co-lead plaintiffs and, on July 23, 2025, co-lead plaintiffs filed an amended complaint. The amended complaint alleges claims under Sections 10(b) and 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934 (the “Exchange Act”) premised upon statements relating to the Company’s NTLA-3001 program and the demand for viral-based editing. The amended complaint seeks unspecified damages, interest, reasonable attorneys’ fees and other costs. The Company intends to defend vigorously against the claims. On September 8, 2025, the defendants filed a motion to dismiss the amended complaint. On January 14, 2026, the court held a hearing on the motion to dismiss, which motion has been fully briefed and remains pending. At this stage, the Company is unable to determine the likelihood of an unfavorable outcome or estimate the amount or range of potential loss, if any.

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

During the year ended December 31, 2025, except as noted above, there have been no material changes to any outstanding litigation, nor is the Company a party to any material new litigation.

License and Other Agreements

The Company is party to license and other agreements, which may include contingent payments. These payments could include up to $130.0 million related to Rewrite, as discussed in further detail in Note 4. As of December 31, 2025, the satisfaction and timing of the contingent payments is uncertain and not reasonably estimable.

9. Collaborations and Other Arrangements

To accelerate the development and commercialization of gene editing products in multiple therapeutic areas, the Company has formed, and intends to seek other opportunities to form, strategic alliances with collaborators who can augment its leadership in CRISPR/Cas9 therapeutic development. As of December 31, 2025, the Company’s accounts receivable and contract liabilities were related to its collaboration with Regeneron. As of December 31, 2024, the Company’s accounts receivable were related to its collaborations with Regeneron, AvenCell, SparingVision and ReCode and the Company’s contract liabilities were related to its collaborations with Regeneron and SparingVision.

The following table presents changes in the Company’s accounts receivable and contract liabilities (in thousands):

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Year ended December 31, 2025
Accounts receivable	$8,517	$38,740	$(37,789)	$9,468
Contract liabilities - deferred revenue	$38,917	$1,748	$(33,375)	$7,290

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Year ended December 31, 2024
Accounts receivable	$36,456	$26,524	$(54,463)	$8,517
Contract liabilities - deferred revenue	$60,993	$-	$(22,076)	$38,917

The Company recognized the following revenues as a result of changes in the contract liability balance (in thousands):

	Year Ended December 31,
Revenue recognized in the period from:	2025	2024	2023
Amounts included in the contract liability at the beginning of the period	$29,684	$22,076	$23,462

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

In connection with the 2016 Regeneron Agreement, the Company received a nonrefundable upfront payment of $75.0 million. In addition, on Regeneron programs that are not subject to Co/Co agreements, the Company may be eligible to earn, on a per-licensed target basis, (i) up to $25.0 million in development milestones, including for the dosing of the first patient in each of Phase I, Phase II and Phase III clinical trials, (ii) up to $110.0 million in regulatory milestones, including for the acceptance of a regulatory filing in the U.S., and for obtaining regulatory approval in the U.S. and in certain other identified countries, and (iii) up to $185.0 million in sales-based milestone payments. The Company is also eligible to earn royalties ranging from the high-single digits to low teens, in each case, on a per-product basis, which royalties are potentially subject to various reductions and offsets and incorporate the Company’s existing low- to mid-single-digit royalty obligations under its in-license agreement with Caribou Biosciences, Inc. In connection with the 2016 Regeneron Agreement, Regeneron purchased $50.0 million of the Company’s common stock in a private placement under a stock purchase agreement concurrent with the Company’s IPO.

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

In March 2025, Regeneron provided notice of the achievement of a development milestone for the hemophilia B program under the 2016 Regeneron Agreement. As a result of meeting this milestone, the Company recognized $1.8 million of previously constrained variable consideration as collaboration revenue within the consolidated statement of operations and comprehensive loss in the year ended December 31, 2025.

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

The Company recognized $20.8 million, $20.7 million and $11.7 million of collaboration revenue in the years ended December 31, 2025, 2024 and 2023, respectively, in the consolidated statements of operations and comprehensive loss related to the 2016 Regeneron Agreement, the 2020 Regeneron Amendment and the 2024 Technology Collaboration Extension.

As of December 31, 2025, there was approximately $5.8 million of the aggregate transaction price remaining to be recognized that will be recognized through April 2026, the remaining period of the collaboration.

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

The Company did not recognize material collaboration revenue in the year ended December 31, 2025. The Company recognized $2.3 million and $0.4 million of collaboration revenue in the years ended December 31, 2024 and 2023, respectively, in the consolidated statements of operations and comprehensive loss related to the 2023 Regeneron Amendment.

ATTR Co/Co and Hemophilia Co/Co Agreements: Accounting Analysis. The Company concluded that the ATTR Co/Co and Hemophilia Co/Co agreements meet the definition of a collaborative arrangement per ASC 808, which is outside of the scope of ASC 606. Since ASC 808 does not provide recognition and measurement guidance for collaborative arrangements, the Company has analogized to ASC 606. As such, the Company classifies cumulative amounts paid or received under the cost sharing provisions of the ATTR Co/Co and the Hemophilia Co/Co agreements as a component of revenues in the consolidated statements of operations and comprehensive loss. In March 2024, the Company notified Regeneron that it was opting out of its hemophilia B Co/Co agreement. The Company continued to have obligations under the hemophilia B Co/Co agreement until the agreement ended in September 2024. The Company continues to support Regeneron with the development of gene editing products directed to hemophilia B, as applicable, under the 2016 Regeneron Agreement. That agreement will control the parties’ obligations to develop and commercialize gene editing products directed to hemophilia B.

The Company recognized $31.9 million, $21.9 million, and $19.6 million, respectively, primarily representing payments due from Regeneron pursuant to the ATTR Co/Co agreement, in the years ended December 31, 2025, 2024 and 2023. The Company recognized contra-revenue related to the Hemophilia Co/Co agreements amounting to approximately $0.2 million, $11.7 million and $10.7 million in the years ended December 31, 2025, 2024 and 2023, respectively. The Company recognized $1.9 million related to the hemophilia B program in the year ended December 31, 2025, representing cost reimbursements under the 2016 Regeneron Agreement.

As of December 31, 2025 and December 31, 2024, the Company had accounts receivable of $9.5 million and $7.2 million, respectively, and deferred revenue of $7.3 million and $26.4 million, respectively, related to the Regeneron agreements.

SparingVision SAS

In October 2021, the Company and SparingVision, a genomic medicine company developing vision saving treatments for ocular diseases, entered into a license and collaboration agreement (the “SparingVision LCA”) to develop novel genomic medicines utilizing CRISPR/Cas9 technology for the treatment of ocular diseases. As partial consideration of the SparingVision LCA, the Company received 83,316 shares of SparingVision’s Series A2 Preferred Stock (“Series A2”). Attached to each share of Series A2, the Company received three warrants for the right to purchase additional shares of Series A2 at designated prices that are subject to certain vesting conditions.

SparingVision LCA: Accounting Analysis. The Company determined that the accounting for the SparingVision LCA was within the scope of ASC 606. The Company evaluated the promised goods and services and determined that it included one performance obligation: a combined performance obligation including the license to the CRISPR technology as well as ongoing research and support services, including participation in a joint steering committee (“JSC”).

The transaction price was determined to be $14.8 million, which represents the fair value of the Company's equity interest in SparingVision at the time of closing. The Company allocated the full transaction price to the combined performance obligation, which was recorded as deferred revenue upon execution of the agreement. The Company used a costs-incurred input method to recognize revenue, measuring the progress of the programs based on the costs incurred against budget, which in management's judgment is the best measure of progress towards satisfying the performance obligation.

In October 2025, the Company terminated the SparingVision LCA. In connection with the termination, the Company returned 50% of the investment it held in SparingVision. The terminated SparingVision LCA relieved the Company of its performance obligation and as a result the Company recognized approximately $9.0 million in collaboration revenue for the year ended December 31, 2025. The $9.0 million of collaboration revenue recognized represents the remaining transaction price after reflecting the impact of the fair value of the shares returned to SparingVision (refer to Note 4, “Fair Value Measurements”).

The Company recognized $2.5 million and $1.8 million in revenue related to the SparingVision LCA for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2025, the Company had no accounts receivable or deferred revenue related to the SparingVision LCA. As of December 31, 2024, the Company had accounts receivable of $0.6 million and deferred revenue of $12.5 million related to the SparingVision LCA.

ReCode Therapeutics, Inc. (“ReCode”)

On February 14, 2024, the Company entered into a license, collaboration and option agreement with ReCode (the “ReCode LCA”), a clinical-stage genetic medicines company, to develop novel genomic medicines for the treatment of cystic fibrosis. The Company had no material revenue from the ReCode LCA during the year ended December 31, 2025 or December 31, 2024. In September 2025, the Company terminated the ReCode LCA.

Other Agreements

The Company has existing license and collaboration agreements with AvenCell, Kyverna, and ONK Therapeutics, Ltd. (“ONK”). Since December 31, 2024, there have been no material changes to the key terms of the AvenCell, Kyverna and ONK license and collaboration agreements.

The Company recognized $1.0 million in revenue related to material shipments under its license and collaboration agreement with AvenCell (the “AvenCell LCA”) during the year ended December 31, 2025. During the year ended December 31, 2024, the Company recognized $21.0 million of previously eliminated intra-entity profit related to the AvenCell LCA in the consolidated statements of operations and comprehensive loss. See Note 10, “Investments and Other Assets”, for further details. During the year ended December 31, 2023, the Company recognized $13.2 million in revenue related to the AvenCell LCA, after eliminating $6.6 million in intra-entity profits during that period. The eliminated revenue was deferred and excluded from the results of operations of the Company until the first quarter of 2024. The Company had no material revenue related to materials shipments under the AvenCell LCA during the years ended December 31, 2024 and 2023. The Company had no accounts receivable related to AvenCell as of December 31, 2025. The Company had $0.7 million in accounts receivable from AvenCell as of December 31,

2024. The Company had $0.8 million and $1.0 million in accrued expenses as of December 31, 2025 and 2024 related to the AvenCell LCA.

The Company had no material revenue from Kyverna or ONK during the years ended December 31, 2025, 2024 or 2023.

10. Investments and Other Assets

Investments and other assets consisted of the following:

	December 31,
	2025	2024
	(In thousands)
Investment in Kyverna	$11,034	$4,390
Other investments	11,424	22,481
Restricted cash equivalents, long-term	12,104	13,605
Prepaid expenses and other assets, long-term	978	3,788
Total investments and other assets	$35,540	$44,264

Kyverna Therapeutics, Inc.

In February 2024, Kyverna completed an initial public offering of its common stock (the “Kyverna IPO”). Prior to the Kyverna IPO, the Company accounted for its investment in Kyverna using the measurement alternative as Kyverna was a private company with no readily observable transaction price, and the investment was valued at $10.0 million as of December 31, 2023. As of December 31, 2025 and 2024, the Company’s investment in Kyverna is valued at $11.0 million and $4.4 million, respectively. The Company recognized an unrealized gain of $6.6 million and an unrealized loss of $5.6 million, recorded within “change in fair value of investments, net” in the consolidated statements of operations and comprehensive loss during the years ended December 31, 2025 and 2024, respectively, associated with changes in the fair value of Kyverna’s common stock.

SparingVision SAS

As discussed in Notes 4 and 9, the Company’s remaining equity interest in SparingVision as of December 31, 2025 includes 41,137 shares of Series A2, each of which has one warrant attached with the right to purchase additional shares of Series A2 at designated prices that are subject to certain vesting conditions. As of December 31, 2025 and December 31, 2024, the carrying value of the Company’s investment in SparingVision, included within “Other investments” in the table above, was $3.5 million and $14.6 million, respectively.

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

The transition from equity method accounting to ASC 321 required the Company to reclassify $2.1 million from accumulated other comprehensive loss amounts and recognize $21.0 million of previously eliminated intra-entity profit, both of which resulted in an increase in the carrying value of the investment in AvenCell. In the fourth quarter of 2024, AvenCell completed a Series B financing, which represented an observable price change in the investment in AvenCell. As a result of this observable price change, the Company recognized an unrealized loss of $27.0 million, recorded within “Change in fair value of investments, net” in the consolidated statement of operations and comprehensive loss during the year ended December 31, 2024. As of December 31, 2025 and 2024, the carrying value of the Company’s investment in AvenCell was $7.9 million.

11. Leases

Property Leases

The Company leases real estate, including laboratory and office space, in Cambridge, Massachusetts, and the surrounding areas. The Company’s leases have remaining terms ranging from approximately one to seven years. Certain leases include options to renew, exercised at the Company’s sole discretion, with varying renewal terms that can extend the lease term for an additional three to five years. All of the Company’s leases are classified as operating leases.

Throughout the term of its leases, the Company is responsible for paying certain costs and expenses, in addition to the rent, as specified in the lease, including a proportionate share of applicable taxes, operating expenses and utilities. The variable portion of these costs are expensed as incurred and are disclosed as variable lease costs.

The following table contains a summary of the lease costs recognized and other information pertaining to the Company’s operating leases:

	Year Ended December 31,
	2025	2024
	(In thousands)
Lease cost
Operating lease cost	$42,313	$30,648
Variable lease cost	7,929	8,535
Sublease income	(1,871)	(1,674)
Net lease cost	$48,371	$37,509

	Year Ended December 31,
	2025	2024
	(In thousands)
Other information
Operating cash flows used for operating leases	$63,967	$27,152
Reduction of right-of-use assets from remeasurement of lease liabilities	61,917	-
Operating lease liabilities arising from obtaining right-of-use assets	-	112,821

	As of December 31,
	2025	2024
Lease term and discount rate
Weighted average remaining lease term	4.5 years	8.9 years
Weighted average discount rate	7.54%	7.45%

The table below reconciles the undiscounted cash flows for each of the next five years and total of the remaining years to the operating lease liabilities recorded in the consolidated balance sheet as of December 31, 2025:

Future Operating Lease Payments
Year Ending December 31,	(in thousands)
2026	$32,219
2027	24,125
2028	15,637
2029	12,666
2030	13,043
Thereafter	13,549
Total lease payments	$111,239
Less: imputed interest	(17,910)
Total operating lease liabilities at December 31, 2025	$93,329

840 Winter and Tech Square Leases

In February 2022, and subsequently amended in June 2023, the Company entered into an agreement to lease approximately 140,000 square feet of office, general laboratory and manufacturing space at 840 Winter Street in Waltham, Massachusetts (the “840 Winter Lease”).

In conjunction with the Company’s January 2025 strategic restructuring to streamline its operations, in February 2025, the Company entered into a Second Amendment (the “Winter Street Amendment”) which will terminate the 840 Winter Lease on or before June 30, 2028. In connection with the Winter Street Amendment, the Company will pay the landlord lease modification payments totaling $78.0 million in three installments, with the first $34.0 million paid in February 2025, a second $30.0 million paid in April 2025 and the remaining $14.0 million paid in January 2026. The Company is not subject to paying any base rent, operating expenses or other costs pursuant to the 840 Winter Lease after January 2025. In conjunction with the Winter Street Amendment, also in February 2025, the Company entered into a lease agreement (the “Tech Square Lease”) with the same landlord as the 840 Winter Lease, for office and laboratory space located at 400 Technology Square, Cambridge, Massachusetts (“400 Tech Square”).

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

The Company accounted for the Winter Street Amendment and the Tech Square Lease as one combined contract under ASC 842, Leases (Topic 842). The Company identified two lease components, the premises at 840 Winter Street (“840 Winter”) and 400 Tech Square. The total consideration in the combined contract is $244.4 million, which includes the undiscounted remaining lease payments of the 840 Winter and 400 Tech Square components and previous lease prepayments made under the original 840 Winter Lease. The Company did not include the lease payments associated with the five-year extension option related to the Tech Square Lease as it is not reasonably certain of exercise. The Company allocated $52.1 million of the consideration to the 840 Winter component and $192.3 million to the 400 Tech Square component based on relative standalone prices. Upon allocation, the Company remeasured the 840 Winter lease liability as of the modification date based on the remaining lease payments and using an updated incremental borrowing rate of 6.6%, which reduced the lease liability and right-of-use asset by $61.9 million. After accounting for the modification in February 2025, the lease liability and right-of-use asset for the 840 Winter component were $46.5 million and $50.0 million, respectively. Pursuant to the terms of the Winter Street Amendment, in September 2025, the landlord accelerated the termination with respect to approximately 6% of the 840 Winter premises, resulting in the Company recording $2.5 million in accelerated amortization of the 840 Winter right-of-use asset within “General and administrative” expenses in the consolidated statement of operations and comprehensive loss for the twelve months ended December 31, 2025. There were no changes to the remaining lease payments as a result of this partial termination. As of December 31, 2025, the lease liability and right-of-use asset for the 840 Winter component were $16.9 million and $35.3 million, respectively.

In July and December 2025, the Company entered into the First and Second Amendment to the Tech Square Lease (the “Tech Square Lease Amendments”). The Tech Square Lease Amendments made available 23,000 square feet on the 7th floor of the building, expanded the premises to include an additional 2,500 square feet on the first floor of Back of House Expansion space for various chemical, bulk, and waste storage (the “BOH Expansion Premises”) and clarified the total square footage to be leased under the Tech Square Lease. The Company identified two additional lease components for the additional square feet made available due to the Tech Square Lease Amendments (the “7th floor component” and the “BOH Expansion component”). In July 2025, construction of tenant improvements began. The construction of tenant improvements for the Initial Tech Square Premises will be primarily funded by approximately $50.3 million of tenant improvement allowance and is expected to be completed in the second half of 2026.

As of December 31, 2025, the Tech Square component, 7th floor component and BOH Expansion component had not commenced for accounting purposes as the Company had not taken control over the premises and does not own the tenant improvements and therefore the Company did not record a right-of-use asset or lease liability. The Company has recorded $46.2 million of prepaid rent related to the Tech Square Lease within “Prepaid expenses and other current assets” in the consolidated balance sheet as of December 31, 2025. As of December 31, 2025, the Additional Tech Square Premises includes approximately 23,000 square feet representing the 5th floor, which has not yet been made available to the Company.

Excluded from the Future Operating Lease Payments table above is $154.5 million related to the Tech Square component, $36.6 million related to the 7th floor component and $4.0 million related to the BOH Expansion component as they have not yet commenced.

Property Subleases

The Company subleases certain real estate to third parties with remaining lease terms ranging from less than one year to three years. In October 2025, the Company executed a sublease in which the cash flows are not expected to be sufficient to recover the carrying amount of the asset and the asset was written down to fair value. The fair value was determined based on estimates of future discounted cash flows that are classified as Level 3 in the fair value hierarchy. The Company recorded a $3.6 million impairment of the right-of-use-asset within “General and administrative” expenses in the consolidated statement of operations and comprehensive loss for the year ended December 31, 2025.

12. Stock-Based Compensation

Stock-based compensation expense is classified in the consolidated statements of operations and comprehensive loss as follows:

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
Research and development	$49,440	$94,230	$82,211
General and administrative	30,779	60,043	51,839
Total	$80,219	$154,273	$134,050

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

In June 2025, the Company adopted the 2025 Equity Incentive Plan (the “2025 Plan”). The 2025 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, RSAs, RSUs, unrestricted stock awards, cash-based awards and dividend equivalent rights. Recipients of incentive stock options and non-qualified stock options are eligible to purchase shares of the Company’s common stock at an exercise price equal to the fair value of such stock on the grant date. The Company no longer grants any awards under the 2015 Plan. The number of shares initially reserved for issuance under the 2025 Plan was 12,831,965, which included 7,666,787 shares that remained available for grant under the 2015 Plan upon adoption of the 2025 Plan and an additional 5,165,178 shares authorized for issuance under the 2025 Plan. The shares of common stock underlying any awards that are forfeited, cancelled, or otherwise terminated, other than by exercise, under the 2025 Plan and the 2015 Plan will be added back to the shares of common stock available for issuance under the 2025 Plan. As of December 31, 2025, there were 12,733,313 shares available for future issuance under the 2025 Plan.

In June 2024, the Company adopted the 2024 Inducement Plan (the “Inducement Plan”). The Inducement Plan provides for the grant of non-qualified stock options, stock appreciation rights, RSAs, RSUs, unrestricted stock awards and dividend equivalent rights to individuals who are not employed by the Company. Recipients of non-qualified stock options are eligible to purchase shares of the Company’s common stock at an exercise price equal to the fair value of such stock on the grant date. In accordance with the Inducement Plan, 850,000 shares of common stock were reserved for future issuance. At December 31, 2025, 117,038 of those shares were available for issuance under the Inducement Plan. Additionally, in December 2025, the Company adopted Amendment No. 1 to the Inducement Plan, which increased the number of shares of the Company’s common stock authorized for issuance under the Inducement Plan by 1,500,000. The Company intends for these shares to be registered and available for issuance in the first quarter of 2026.

Restricted Stock Units

The following table summarizes the Company’s RSU activity for the year ended December 31, 2025:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested restricted stock units as of December 31, 2024	5,547,530	$39.13
Granted	2,869,607	10.54
Vested	(2,076,966)	40.70
Cancelled	(1,144,050)	38.71
Unvested restricted stock units as of December 31, 2025	5,196,121	$22.80

The weighted-average grant date fair value of all RSUs granted during the years ended December 31, 2025, 2024 and 2023 was $10.54, $32.43 and $41.30, respectively. The total fair value of RSUs vested (measured on the date of vesting) for the years ended December 31, 2025, 2024 and 2023 was $22.9 million, $40.0 million and $24.9 million, respectively.

As of December 31, 2025, there was $42.7 million of unrecognized stock-based compensation expense related to all RSUs that are expected to vest. These costs are expected to be recognized over a weighted average remaining vesting period of 1.42 years.

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

In the year ended December 31, 2025, the Company granted 2,626,007 RSUs with a service condition to new and existing employees and non-employee directors, which have the potential to vest over a period of approximately three years. The weighted average grant date fair value of these RSUs was $10.09.

Unvested restricted stock units as of December 31, 2025 in the table above includes 4,227,321 RSUs that are service-based.

Restricted Stock Units - Market Awards

Since 2022, market-based RSUs have been granted to senior executives. These RSUs have the potential to vest after a period of three years, with a vesting start date of January 1 in the year of grant, and the number of shares to be delivered will depend on the Company’s TSR, a market condition, over that period relative to a defined group of biotechnology companies. The number of market-based RSUs granted in the year ended December 31, 2025, 2024 and 2023 was 223,600, 286,084 and 181,743, respectively. The grant date fair value for the market-based RSUs, calculated using a Monte Carlo valuation model, was $15.76, $51.12 and $68.55, respectively. The following assumptions were used to determine the grant date fair value for the three years, respectively: risk free interest rate: 3.99%, 4.28% and 4.60%; expected volatility: 67.6%, 77.2% and 84.34%. The expected term for all grants was approximately 3.0 years; the expected dividend yield was 0.0%.

Unvested restricted stock units as of December 31, 2025 in the table above includes 596,138 RSUs that are market-based.

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

There were no PSUs with a relative TSR modifier granted in the year ended December 31, 2025. Unvested restricted stock units as of December 31, 2025 in the table above includes 352,662 PSUs with a TSR multiplier.

Stock Options

The weighted average grant date fair value of options, estimated as of the grant date using the Black-Scholes option pricing model, was $6.80, $21.21 and $28.92 per option for those options granted during the year ended December 31, 2025, 2024 and 2023, respectively. Weighted average assumptions used to apply this pricing model were as follows:

	Year Ended December 31,
	2025	2024	2023
Risk-free interest rate	4.1%	4.2%	4.4%
Expected term of options	6.0 years	6.0 years	6.0 years
Expected volatility of underlying stock	76.0%	76.3%	78.7%
Expected dividend yield	0.0%	0.0%	0.0%

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

Stock options generally vest as to one-third on the first anniversary of the original vesting date, with the balance vesting monthly over the remaining two years, unless they contain other specific vesting provisions. The maximum term of stock options granted under the 2015 Plan, the 2025 Plan and the Inducement Plan is ten years.

The following is a summary of stock option activity for the year ended December 31, 2025:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding at December 31, 2024	5,412,786	$47.27	6.18	$350
Granted	783,901	9.90
Exercised	(87,858)	8.22
Forfeited	(935,063)	59.97
Outstanding at December 31, 2025	5,173,766	$39.98	5.97	$50
Exercisable at December 31, 2025	4,092,442	$46.42	5.18	$-

The total intrinsic value (the amount by which the fair market value exceeded the exercise price) of stock options exercised during the years ended December 31, 2024 and 2023 was $3.1 million, and $7.6 million, respectively. The total intrinsic value of stock options exercised during the year ended December 31, 2025 was not material.

As of December 31, 2025, there was $5.1 million of unrecognized compensation cost related to stock options that have not yet vested, which are expected to be recognized over a weighted average remaining vesting period of 1.3 years.

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

As of December 31, 2025, there were 1,024,879 shares available for future issuance under the 2016 Plan. The number of shares reserved for issuance under the 2016 Plan was cumulatively increased on January 1, 2026 by 500,000 shares of common stock.

During the year ended December 31, 2025, 2024 and 2023, the Company issued 332,018, 220,590 and 142,079 shares of common stock under the 2016 Plan, respectively. The weighted-average purchase prices of shares issued under the 2016 Plan were $7.80, $13.54 and $27.65 per share for the year ended December 31, 2025, 2024 and 2023, respectively.

The fair value of shares under the 2016 Plan was estimated at the beginning of the offering period using a Black-Scholes option-pricing model with the following assumptions:

	Year Ended December 31,
	2025	2024	2023
Risk-free interest rate	4.24%-4.29%	5.24%-5.37%	4.7%-5.53%
Expected term (in years)	0.5 years	0.5 years	0.5 years
Expected volatility of underlying stock	66.2%-92.16%	56.7%-59.0%	60.4%-69.2%
Expected dividend yield	0.0%	0.0%	0.0%

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

Basic and diluted loss per share was calculated as follows:

	Year Ended December 31,
	2025	2024	2023
	(In thousands except per share data)
Net loss	$(412,694)	$(519,021)	$(481,192)
Weighted average shares outstanding, basic and diluted	108,376	98,849	88,770
Net loss per share, basic and diluted	$(3.81)	$(5.25)	$(5.42)

The following common stock equivalents were excluded from the calculation of diluted loss per share because their inclusion would have been anti-dilutive:

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
Unvested restricted stock units	5,196	5,547	4,042
Stock options	5,174	5,413	5,459
	10,370	10,960	9,501

14. Stockholders’ Equity

At-the-Market Offering Programs

2022 Sale Agreement

In 2022, the Company entered into an Open Market Sale Agreement (the “2022 Sale Agreement”) with Jefferies LLC (“Jefferies”), under which Jefferies was able to offer and sell, from time to time in “at-the-market” offerings, shares of the Company’s common stock having aggregate gross proceeds of up to $400.0 million. In February 2024, the Company entered into an amendment to the 2022 Sale Agreement (the “2022 Sale Agreement, as amended”) to increase the size of the at-the-market offering program from $400.0 million to $750.0 million. The Company agreed to pay cash commissions of up to 3.0% of the gross proceeds of sales of common stock under the 2022 Sale Agreement, as amended. Through December 31, 2025, the Company issued 26,313,157 shares of its common stock under the 2022 Sale Agreement, as amended. During the year ended December 31, 2025, the Company issued 11,790,624 shares of its common stock, in a series of sales, at an average price of $11.15 per share, in accordance with the 2022 Sale Agreement, as amended, for aggregate net proceeds of $128.2 million, after commissions. During the year ended December 31, 2024, the Company issued 7,004,370 shares of its common stock, in a series of sales, at an average price of $25.68 per share, in accordance with the 2022 Sale Agreement, as amended, for aggregate net proceeds of $174.8 million, after commissions and legal, accounting and other fees in connection with the sales. During the year ended December 31, 2023, the Company issued 4,122,824 shares of its common stock, in a series of sales, at an average price of $30.57 per share, in accordance with the 2022 Sale Agreement for aggregate net proceeds of $121.9 million, after commissions and legal, accounting and other fees in connection with the sales. As of December 31, 2023, $2.1 million of these proceeds are included in “Prepaid expenses and other current assets” on the Company’s consolidated balance sheet, representing offerings with trade dates in December 2023 that were settled in January 2024. As of December 31, 2025, $117.7 million in shares of common stock remain eligible for sale under the 2022 Sale Agreement, as amended.

15. 401(k) Plan

The Company maintains the Intellia Therapeutics, Inc. 401(k) Plan (the “401(k) Plan”) for its employees, which is designed to be qualified under Section 401(k) of the Code. Eligible employees are permitted to contribute to the 401(k) Plan within statutory and 401(k) Plan limits. The Company makes matching contributions of 50% of the first 6% of employee contributions. The Company made matching contributions of $2.6 million, $3.2 million and $3.3 million for the years ended December 31, 2025, 2024 and 2023, respectively.

16. Segment Information

The accounting policies for the segment are the same as those described in Note 2, “Summary of Significant Accounting Policies.” The CODM evaluates the performance of the operating segment and allocates resources based on net loss that also is reported on the consolidated statements of operations and comprehensive loss. The CODM uses net loss to monitor budget versus actual results and to analyze cash flows in assessing performance of the segment and allocating resources. The measure of the operating segment assets is reported on the consolidated balance sheets as total assets.

The following table summarizes the reportable segment’s financial information:

	Year Ended December 31,
	2025	2024	2023
Collaboration revenue	$67,671	$57,877	$36,275
Less:
Research and development:
External development expenses - nex-z	90,458	69,793	54,454
External development expenses - lonvo-z	47,748	42,173	24,560
Other research and development (1) (2)	250,655	354,345	356,055
Total research and development	388,861	466,311	435,069
General and administrative (3)	119,800	125,829	116,497
Interest income	(29,195)	(47,807)	(49,832)
Loss from equity method investment	-	-	15,633
Other segment information (4)	899	32,565	100
Segment and consolidated net loss	$(412,694)	$(519,021)	$(481,192)
(1)
Includes unallocated research and development expenses, including stock-based compensation of $49.4 million, $94.2 million and $82.2 million for the years ended December 31, 2025, 2024 and 2023, respectively, as disclosed within Note 12, “Stock-Based Compensation.”
(2)
Includes external costs pertaining to NTLA-3001 of $2.1 million, $8.7 million, and $17.3 million for the years ended December 31, 2025, 2024 and 2023, respectively. As part of its strategic restructuring in 2025, the Company discontinued the NTLA-3001 program and as such, this expense data is no longer significant.
(3)
Includes stock-based compensation of $30.8 million, $60.0 million and $51.8 million for the years ended December 31, 2025, 2024 and 2023, respectively, as disclosed within Note 12, “Stock-Based Compensation.”
(4)
Includes change in fair value of investments and contingent consideration as disclosed in the Company’s consolidated statements of operations and comprehensive loss.

Depreciation and amortization expense totaled $9.8 million, $10.3 million and $9.0 million for the years ended December 31, 2025, 2024 and 2023, respectively.

EXHIBIT INDEX

Exhibit No.	Exhibit Index

3.1*	Second Amended and Restated Certificate of Incorporation of the Registrant, as amended

3.2	Third Amended and Restated By-laws of the Registrant (15)

4.1	Description of Certain Registrant’s Securities (14)

10.1#	2025 Equity Incentive Plan (16)

10.2#	Senior Executive Cash Incentive Bonus Plan (5)

10.3†	License Agreement dated as of July 16, 2014 by and between the Registrant (as successor in interest of Intellia Therapeutics, LLC) and Caribou Biosciences, Inc. (4)

10.4†	Services Agreement dated as of July 16, 2014 by and between the Registrant (as successor in interest of Intellia Therapeutics, LLC) and Caribou Biosciences, Inc. (4)

10.5#	Form of Indemnification Agreement (3)

10.6	Lease Agreement, by and between the Registrant and MIT 130 Brookline LLC, dated as of October 21, 2014 (5)

10.7	Lease Agreement, by and between the Registrant and BMR-Sidney Research Campus LLC, dated as of January 6, 2016 (5)

10.8#	2016 Employee Stock Purchase Plan (3)

10.9†	Amendment No. 1 to License Agreement dated as of February 2, 2016 by and between the Registrant and Caribou Biosciences, Inc. (5)

10.10†	Addendum to License Agreement dated as of February 2, 2016 by and between the Registrant and Caribou Biosciences, Inc. (5)

10.11†	License and Collaboration Agreement dated as of April 11, 2016 by and between the Registrant and Regeneron Pharmaceuticals, Inc. (2)

10.12	Common Stock Purchase Agreement dated as of April 26, 2016 between the Registrant and Regeneron Pharmaceuticals, Inc. (3)

10.13#	Form of Employment Agreement for Executive Officers (13)

10.14†

Consent to Assignments, Licensing and Common Ownership and Invention Management Agreement dated December 15, 2016 by and between the Registrant, CRISPR Therapeutics AG, The Regents of the University of California, University of Vienna, ERS Genomics Ltd., TRACR Hematology Ltd., Caribou Biosciences, Inc., and Dr. Emmanuelle Charpentier (11)

10.15#	Form of Amended and Restated Employment Agreement (6)

10.16†

Letter Agreement, dated as of July 20, 2018, by and between the Company and Regeneron Pharmaceuticals, Inc. and the corresponding Form of Co-Development and Co-Promotion Agreement, by and between the Company and Regeneron Pharmaceuticals, Inc. (7)

10.17	First Amendment to Lease, dated as of April 5, 2019, by and between the Company and MIT 130 Brookline Leasehold LLC (8)

10.18#	Seventh Amended and Restated Non-Employee Director Compensation Policy (13)

10.19	Lease, dated as of March 12, 2020, by and between the Company and 281-295 Albany Street Leasehold LLC (1)

10.20	Second Amendment to Lease, dated as of March 12, 2020, by and between the Company and MIT 130 Brookline Leasehold LLC (1)

10.21†	Amendment No. 1, dated May 30, 2020, to the License and Collaboration Agreement, dated April 11, 2016, by and between the Company and Regeneron Pharmaceuticals, Inc. (9)

10.22#	Third Amended and Restated Corporate Bonus Plan, effective June 25, 2025 (17)

10.23†

Agreement and Plan of Merger, by and among Intellia Therapeutics, Inc., Rewrite Therapeutics, Inc., RW Acquisition Corp., and Shareholder Representative Services, LLC, as securityholder representative, dated as of February 2, 2022 (11)

10.24	Lease Agreement by and between the Registrant and Are-Winter Street Property, LLC, dated as of February 22, 2022 (11)

10.25#*	Second Amended and Restated Retirement Policy for Equity Awards, effective December 27, 2025

10.26	Amendment to Lease Agreement by and between the Registrant and Are-Winter Street Property, LLC, dated as of June 20, 2023 (10)

10.27	Letter Agreement (Second Amendment) to License and Collaboration Agreement by and between Registrant and Regeneron Pharmaceuticals, Inc., dated November 22, 2022 (12)

10.28	Third Amendment to License and Collaboration Agreement by and between Registrant and Regeneron Pharmaceuticals, Inc., dated September 29, 2023 (12)

10.29#*	Amendment No. 1 to the Intellia Therapeutics, Inc. 2024 Inducement Plan, effective as of December 4, 2025

10.30†	Lease Agreement by and between the Registrant and ARE-Tech Square, LLC, dated as of February 18, 2025 (14)

10.31†	Second Amendment to Lease Agreement by and between the Registrant and ARE-Winter Street Property, LLC, dated as of February 18, 2025 (14)

10.32	Amendment to Lease Agreement by and between the Registrant and ARE-Tech Square, LLC, dated as of July 2, 2025 (17)

19.1†	Fourth Amended and Restated Insider Trading Policy (14)

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1

Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, by John M. Leonard, M.D., President and Chief Executive Officer of the Company, and Edward J. Dulac III, Executive Vice President, Chief Financial Officer of the Company (18)

97.1#	Intellia Therapeutics, Inc. Compensation Recovery Policy (14)

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101*)

† Portions of this exhibit (indicated by asterisks) have been omitted pursuant to Item 601(b)(10) of Regulation S-K.

* Filed herewith.

# Indicates a management contract or any compensatory plan, contract or arrangement.

(1)
Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37766) filed with the Securities and Exchange Commission on May 7, 2020
(2)
Incorporated by reference to the Registration Statement on Form S-1 (File No. 333-210689) filed with the Securities and Exchange Commission on May 5, 2016

(3)
Incorporated by reference to the Registration Statement on Form S-1 (File No. 333-210689) filed with the Securities and Exchange Commission on April 27, 2016
(4)
Incorporated by reference to the Registration Statement on Form S-1 (File No. 333-210689) filed with the Securities and Exchange Commission on April 19, 2016
(5)
Incorporated by reference to the Registration Statement on Form S-1 (File No. 333-210689) filed with the Securities and Exchange Commission on April 11, 2016
(6)
Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-37766) filed with the Securities and Exchange Commission on April 17, 2018
(7)
Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37766) filed with the Securities and Exchange Commission on October 31, 2018
(8)
Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37766) filed with the Securities and Exchange Commission on May 2, 2019
(9)
Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-37766) filed with the Securities and Exchange Commission on June 1, 2020
(10)
Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37766) filed with the Securities and Exchange Commission on August 3, 2023
(11)
Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 001-37766) filed with the Securities and Exchange Commission on February 24, 2022
(12)
Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37766) filed with the Securities and Exchange Commission on November 9, 2023
(13)
Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37766) filed with the Securities and Exchange Commission on August 8, 2024
(14)
Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 001-37766) filed with the Securities and Exchange Commission on February 27, 2025
(15)
Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-37766) filed with the Securities and Exchange Commission on April 7, 2025
(16)
Incorporated by reference to Registration Statement on Form S-8 (File No. 333-287959) filed with the Securities and Exchange Commission on June 11, 2025
(17)
Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37766) filed with the Securities and Exchange Commission on August 7, 2025
(18)
The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Annual Report on Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTELLIA THERAPEUTICS, INC.

By:	/s/ John M. Leonard
John M. Leonard, M.D.
President and Chief Executive Officer

Dated: February 26, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ John M. Leonard	President, Chief Executive Officer and Director	February 26, 2026
John M. Leonard, M.D.	(Principal Executive Officer)

/s/ Edward J. Dulac III	Executive Vice President, Chief Financial Officer	February 26, 2026
Edward J. Dulac III	(Principal Financial Officer)

/s/ Michael P. Dube	Vice President, Chief Accounting Officer	February 26, 2026
Michael P. Dube	(Principal Accounting Officer)

/s/ Muna Bhanji	Director	February 26, 2026
Muna Bhanji

/s/ Bill Chase	Director	February 26, 2026
Bill Chase

/s/ Fred Cohen	Director	February 26, 2026
Fred Cohen, M.D.

/s/ Brian Goff	Director	February 26, 2026
Brian Goff

/s/ Jesse Goodman	Director	February 26, 2026
Jesse Goodman, M.D.

/s/ Georgia Keresty	Director	February 26, 2026
Georgia Keresty

/s/ Frank Verwiel	Director	February 26, 2026
Frank Verwiel, M.D.