Form 10-Q
period 2026-03-31
Intellia Therapeutics, Inc.
filed 2026-05-11
CIK 1652130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

The number of shares outstanding of the registrant’s common stock as of April 30, 2026: 139,722,277 shares.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

INTELLIA THERAPEUTICS, INC.

Condensed Consolidated Balance Sheets (unaudited)

(Amounts in thousands except share and per share data)

	March 31, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$134,697	$155,464
Marketable securities	241,289	294,420
Accounts receivable	9,131	9,468
Prepaid expenses and other current assets	81,332	68,359
Total current assets	466,449	527,711
Marketable securities - noncurrent	141,261	155,250
Property and equipment, net	15,516	17,671
Operating lease right-of-use assets	97,543	105,955
Investments and other assets	38,010	35,540
Total assets	$758,779	$842,127
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,800	$20,252
Accrued expenses	37,920	49,862
Current portion of operating lease liability	19,095	26,480
Current portion of deferred revenue	630	7,290
Total current liabilities	76,445	103,884
Long-term operating lease liability	61,395	66,849
Total liabilities	137,840	170,733
Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock, $0.0001 par value; 240,000,000 shares authorized at March 31, 2026 and December 31, 2025; 120,447,521 and 116,317,060 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	12	12
Additional paid-in capital	3,307,492	3,260,444
Accumulated other comprehensive (loss) income	(240)	1,032
Accumulated deficit	(2,686,325)	(2,590,094)
Total stockholders’ equity	620,939	671,394
Total liabilities and stockholders’ equity	$758,779	$842,127

See notes to condensed consolidated financial statements.

INTELLIA THERAPEUTICS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited)

(Amounts in thousands except per share data)

	Three Months Ended March 31,
	2026	2025
Collaboration revenue	$15,048	$16,627
Operating expenses:
Research and development	80,737	108,427
General and administrative	34,843	29,007
Total operating expenses	115,580	137,434
Operating loss	(100,532)	(120,807)
Other income, net:
Interest income	5,205	8,603
Change in fair value of investments, net	(904)	(2,125)
Total other income, net	4,301	6,478
Net loss	$(96,231)	$(114,329)
Net loss per share, basic and diluted	$(0.81)	$(1.10)
Weighted average shares outstanding, basic and diluted	118,490	103,500
Other comprehensive loss:
Unrealized (loss) gain on marketable securities	(1,272)	452
Comprehensive loss	$(97,503)	$(113,877)

See notes to condensed consolidated financial statements.

INTELLIA THERAPEUTICS, INC.

Condensed Consolidated Statements of Stockholders’ Equity (unaudited)

(Amounts in thousands except share data)

			Additional	Accumulated Other		Total
	Common		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2025	116,317,060	$12	$3,260,444	$1,032	$(2,590,094)	$671,394
Issuance of common stock through at-the-market offerings, net of issuance costs of $222	2,612,344	-	33,569	-	-	33,569
Vesting of restricted stock units	1,518,117	-	-	-	-	-
Stock-based compensation	-	-	13,479	-	-	13,479
Other comprehensive income (loss) - unrealized loss on marketable securities	-	-	-	(1,272)	-	(1,272)
Net loss	-	-	-	-	(96,231)	(96,231)
Balance at March 31, 2026	120,447,521	$12	$3,307,492	$(240)	$(2,686,325)	$620,939

			Additional	Accumulated Other		Total
	Common		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity

Balance at December 31, 2024	102,029,594	$10	$3,048,741	$605	$(2,177,400)	$871,956
Vesting of restricted stock units	1,510,091	-	-	-	-	-
Stock-based compensation	-	-	21,840	-	-	21,840
Other comprehensive income (loss) - unrealized gain on marketable securities	-	-	-	452	-	452
Net loss	-	-	-	-	(114,329)	(114,329)
Balance at March 31, 2025	103,539,685	$10	$3,070,581	$1,057	$(2,291,729)	$779,919

See notes to condensed consolidated financial statements.

INTELLIA THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows (unaudited)

(Amounts in thousands)

	Three Months Ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(96,231)	$(114,329)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,202	2,498
Stock-based compensation	13,479	21,840
Accretion of investment discounts	(535)	(2,280)
Change in fair value of investments, net	904	2,125
Changes in operating assets and liabilities:
Accounts receivable	337	(1,987)
Prepaid expenses and other current assets	(12,972)	218
Operating lease right-of-use assets	8,411	7,218
Other assets	(74)	(13,826)
Accounts payable	(1,420)	(1,869)
Accrued expenses	(11,947)	(14,415)
Deferred revenue	(6,660)	(5,095)
Operating lease liabilities	(12,840)	(29,028)
Net cash used in operating activities	(117,346)	(148,930)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(79)	(735)
Purchases of marketable securities	(46,965)	(83,209)
Sales and maturities of marketable securities	113,354	178,272
Net cash provided by investing activities	66,310	94,328

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock through at-the-market offerings	33,569	-
Net cash provided by financing activities	33,569	-
Net decrease in cash, cash equivalents and restricted cash equivalents	(17,467)	(54,602)
Cash, cash equivalents and restricted cash equivalents, beginning of period	167,568	202,787
Cash, cash equivalents and restricted cash equivalents, end of period	$150,101	$148,185

Reconciliation of cash, cash equivalents and restricted cash equivalents to condensed consolidated balance sheet:
Cash and cash equivalents	$134,697	$126,880
Restricted cash equivalents, included in prepaid expenses and other current assets, and investments and other assets	15,404	21,305
Total cash, cash equivalents and restricted cash equivalents	$150,101	$148,185

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Purchases of property and equipment unpaid at period end	$-	$82
Reduction of right-of-use assets from remeasurement of lease liabilities	-	61,917

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

For over a decade, Intellia has applied its proprietary technologies and expertise, including CRISPR-based gene editing technologies, oligonucleotides, and lipid nanoparticles (“LNPs”), to develop novel, first-in-class product candidates. This includes the development of lonvoguran ziclumeran (“lonvo-z,” previously referred to as NTLA-2002) for the treatment of hereditary angioedema (“HAE”) and nexiguran ziclumeran (“nex-z,” previously referred to as NTLA-2001) for the treatment of transthyretin (“ATTR”) amyloidosis. These lead product candidates are the first in vivo genome editing product candidates to advance into Phase 3 clinical development. These systemically administered CRISPR-based candidates are designed to address diseases with high unmet need with a single intravenous (“IV”) infusion that is administered in an outpatient setting. In April 2026, the Company reported positive topline data from the global Phase 3 HAELO clinical trial of lonvo-z in HAE, and preparations are underway for the planned commercial launch of lonvo-z in the first half of 2027.

The condensed consolidated financial statements of the Company included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted from this report, as is permitted by such rules and regulations. Accordingly, these condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K (“Annual Report”) for the year ended December 31, 2025.

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

Liquidity

Since its inception through March 31, 2026, the Company has funded its operations through its initial public offering (“IPO”) and concurrent private placements, follow-on public offerings, at-the-market offerings and the sale of convertible preferred stock, as well as through its collaboration agreements. The Company expects that its cash, cash equivalents and marketable securities as of March 31, 2026 will enable the Company to fund its ongoing operating expenses and capital expenditure requirements for at least the twelve-month period following the issuance of these condensed consolidated financial statements.

2. Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies” to the consolidated financial statements included in its Annual Report for the year ended December 31, 2025. There have been no material changes to these policies in the three months ended March 31, 2026.

Recently Issued Accounting Pronouncements Not Yet Effective

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU requires disclosure of specified information about certain costs and expenses in the footnotes to the financial statements. This ASU is effective for annual periods beginning after December 15, 2026 and is applicable to the Company’s fiscal year beginning January 1, 2027, with early application permitted. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements and disclosures.

In December 2025, the FASB issued ASU No. 2025-12, Codification Improvements. This ASU’s purpose is to update the FASB’s Accounting Standard Codification (“ASC”) for a broad range of topics in order to clarify, correct errors, or make minor improvements that make the ASC easier to understand and apply. This ASU is effective for interim reporting periods within annual periods beginning after December 15, 2026 and is applicable to the Company’s fiscal year beginning January 1, 2027. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements and disclosures.

3. Marketable Securities

The following table summarizes the Company’s available-for-sale marketable securities:

	March 31, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Marketable securities:
U.S. Treasury and other government-backed securities	$192,071	$51	$(281)	$191,841
Financial institution debt securities	116,598	106	(160)	116,544
Corporate debt securities	74,119	106	(60)	74,165
Total	$382,788	$263	$(501)	$382,550

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Marketable securities:
U.S. Treasury and other government-backed securities	$220,790	$345	$(18)	$221,117
Financial institution debt securities	146,375	458	(18)	146,815
Corporate debt securities	81,478	266	(6)	81,738
Total	$448,643	$1,069	$(42)	$449,670

The amortized cost of available-for-sale securities is adjusted for amortization of premiums and accretion of discounts to maturity. There were no material realized gains or losses in the three months ended March 31, 2026 and 2025. The Company did not reclassify any amounts out of accumulated other comprehensive (loss) income during these periods. The Company generally does not intend to sell any investments prior to recovery of their amortized cost basis for any investment in an unrealized loss position. As such, the Company has classified these losses as temporary in nature.

The Company’s available-for-sale securities that are classified as short-term marketable securities in the condensed consolidated balance sheets mature within one year or less as of the balance sheet date. Available-for-sale securities that are classified as noncurrent in the condensed consolidated balance sheets are those that mature after one year but within five years from the balance sheet date and that the Company does not intend to dispose of within the next twelve months. At March 31, 2026 and December 31, 2025, the Company did not hold any marketable securities that matured beyond five years of the balance sheet date.

Accrued interest on marketable securities is included in “Prepaid expenses and other current assets” on the Company’s condensed consolidated balance sheets.

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

The Company’s financial assets recognized at fair value on a recurring basis consisted of the following:

	March 31, 2026
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Cash equivalents and restricted cash equivalents	$79,145	$79,145	$-	$-
Marketable securities:
U.S. Treasury and other government-backed securities	191,841	129,324	62,517	-
Financial institution debt securities	116,544	-	116,544	-
Corporate debt securities	74,165	-	74,165	-
Total marketable securities	382,550	129,324	253,226	-
Investment in Kyverna Therapeutics, Inc.	10,130	10,130	-	-
Total assets	$471,825	$218,599	$253,226	$-

	December 31, 2025
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Cash equivalents and restricted cash equivalents	$92,263	$92,263	$-	$-
Marketable securities:
U.S. Treasury and other government-backed securities	221,117	150,852	70,265	-
Financial institution debt securities	146,815	-	146,815	-
Corporate debt securities	81,738	-	81,738	-
Total marketable securities	449,670	150,852	298,818	-
Investment in Kyverna Therapeutics, Inc.	11,034	11,034	-	-
Total assets	$552,967	$254,149	$298,818	$-

Other financial instruments, including accounts receivable, accounts payable and accrued expense, are carried at cost, which approximates fair value due to the short duration and term to maturity.

The Company has determined that the estimated fair value of its investment in Kyverna Therapeutics, Inc. (“Kyverna”), a publicly traded company, is reported as Level 1 as it is valued at a quoted market price in an active market. The investment in Kyverna is classified within “Investments and other assets” in the condensed consolidated balance sheets. Refer to Note 8, “Investments and Other Assets,” for further details.

5. Accrued Expenses

Accrued expenses consisted of the following:

	March 31,	December 31,
	2026	2025
	(In thousands)
Accrued research and development	$11,790	$17,366
Employee compensation and benefits	9,323	23,072
Accrued legal and professional expenses	8,703	2,242
Accrued other	8,104	7,182
Total accrued expenses	$37,920	$49,862

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

During the three months ended March 31, 2026, except as noted above, there have been no material changes to any outstanding litigation, nor is the Company a party to any material new litigation.

License and Other Agreements

The Company is party to license and other agreements, which may include contingent payments. These payments could include up to $130.0 million related to Rewrite Therapeutics, Inc. (“Rewrite”), including $100.0 million upon achievement of a regulatory approval milestone and $30.0 million upon achievement of pre-specified research milestones. As of March 31, 2026, the satisfaction and timing of the contingent payments is uncertain and not reasonably estimable.

7. Collaborations and Other Arrangements

To accelerate the development and commercialization of gene editing products in multiple therapeutic areas, the Company has formed, and intends to seek other opportunities to form, strategic alliances with collaborators who can augment its leadership in CRISPR/Cas9 therapeutic development. As of March 31, 2026 and December 31, 2025, the Company’s accounts receivable and contract liabilities were related to its collaboration with Regeneron.

The following table presents changes in the Company’s accounts receivable and contract liabilities (in thousands):

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Three months ended March 31, 2026
Accounts receivable	$9,468	$8,445	$(8,782)	$9,131
Contract liabilities - deferred revenue	$7,290	$-	$(6,660)	$630

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Three months ended March 31, 2025
Accounts receivable	$8,517	$10,203	$(8,216)	$10,504
Contract liabilities - deferred revenue	$38,917	$-	$(5,095)	$33,822

The Company recognized the following revenues as a result of changes in the contract liability balance (in thousands):

	Three Months Ended March 31,
Revenue recognized in the period from:	2026	2025
Amounts included in the contract liability at the beginning of the period	$6,660	$5,095

The Company has not incurred significant expenses to obtain collaboration agreements and costs to fulfill those contracts do not generate or enhance resources of the Company. As such, no costs to obtain or fulfill a contract have been capitalized in any period.

Regeneron Pharmaceuticals, Inc.

In April 2016, the Company entered into a license and collaboration agreement with Regeneron (as amended from time to time, the “2016 Regeneron Agreement”), which consisted of a product development component and a technology collaboration component. In October 2023, Regeneron notified the Company that it was exercising its one-time option to extend the term of the technology collaboration until April 2026, in exchange for a nonrefundable payment of $30.0 million that was paid in April 2024. The Company recognized $5.2 million and $5.1 million of collaboration revenue in the three months ended March 31, 2026 and 2025, respectively, in the condensed consolidated statements of operations and comprehensive loss related to the 2016

Regeneron Agreement. As of March 31, 2026, there was approximately $0.6 million of the aggregate transaction price remaining to be recognized that will be recognized through April 2026, the remaining period of the collaboration.

In March 2025, Regeneron provided notice of the achievement of a development milestone under the 2016 Regeneron Agreement. As a result of meeting this milestone, the Company recognized $1.8 million of previously constrained variable consideration as collaboration revenue within the condensed consolidated statement of operations and comprehensive loss in the three months ended March 31, 2025.

In 2018, the Company entered into a co-development and co-promotion (“Co/Co”) agreement with Regeneron for transthyretin (“ATTR”) amyloidosis (the “ATTR Co/Co”). In May 2020, the Company entered into co-development and co-funding agreements for the treatment of hemophilia A and hemophilia B (the “Hemophilia A Co/Co” and the “Hemophilia B Co/Co” agreements). The Hemophilia B Co/Co ended in September 2024. The Company recognized $8.4 million and $7.0 million of collaboration revenue, primarily representing payments due from Regeneron pursuant to the ATTR Co/Co agreement, in the three months ended March 31, 2026 and 2025, respectively. The Company did not incur material costs related to the Hemophilia A Co/Co agreement during the three months ended March 31, 2026 and 2025. Since December 31, 2025, there have been no material changes to the key terms of the 2016 Regeneron Agreement, ATTR Co/Co or Hemophilia A Co/Co, other than as described above.

As of March 31, 2026 and December 31, 2025, the Company had accounts receivable of $9.1 million and $9.5 million, respectively, and deferred revenue of $0.6 million and $7.3 million, respectively, related to the Regeneron agreements.

Other Agreements

The Company has existing license and collaboration agreements with AvenCell, Kyverna, and ONK Therapeutics, Ltd. (“ONK”). Since December 31, 2025, there have been no material changes to the key terms of the AvenCell, Kyverna and ONK license and collaboration agreements. The Company had no material revenue from these collaborations during the three months ended March 31, 2026 and 2025.

8. Investments and Other Assets

Investments and other assets consisted of the following:

	March 31,	December 31,
	2026	2025
	(In thousands)
Investment in Kyverna	$10,130	$11,034
Other investments	11,424	11,424
Restricted cash equivalents, long-term	15,404	12,104
Prepaid expenses and other assets, long-term	1,052	978
Total investments and other assets	$38,010	$35,540

Kyverna Therapeutics, Inc.

As of March 31, 2026 and December 31, 2025, the Company’s investment in Kyverna is valued at $10.1 million and $11.0 million, respectively. The Company recognized unrealized losses of $0.9 million and $2.1 million, respectively, recorded within “change in fair value of investments, net” in the condensed consolidated statements of operations and comprehensive loss during the three months ended March 31, 2026 and 2025, associated with changes in the fair value of Kyverna’s common stock.

Other Investments

The Company's other investments consist of investments in private companies including SparingVision and AvenCell, both of which are accounted for under ASC 321, Investments in Equity Securities (“ASC 321”), using the measurement alternative at cost minus impairment, adjusted for changes in observable prices. The carrying value of the Company’s investments in SparingVision and AvenCell included within “Other investments” in the table above were $3.5 million and $7.9 million, respectively as of March 31, 2026. There was no change in the carrying value of these investments from December 31, 2025.

9. Leases

In February 2025, the Company entered into a Second Amendment (the “Winter Street Amendment”) which will terminate the lease entered into by the Company in 2022 for space at 840 Winter Street, Waltham, Massachusetts (the “840 Winter Lease”) on or before June 30, 2028. In connection with the Winter Street Amendment, the Company paid the landlord lease modification payments totaling $78.0 million in three installments, with $34.0 million paid in February 2025, $30.0 million paid in April 2025 and $14.0 million paid in January 2026. In conjunction with the Winter Street Amendment, also in February 2025, the Company entered into a lease agreement (the “Tech Square Lease”) with the same landlord as the 840 Winter Lease, for office and laboratory space located at 400 Technology Square, Cambridge, Massachusetts (“400 Tech Square”).

Under the terms of the Tech Square Lease and subsequent amendments, the Company will lease approximately 125,000 square feet of office and laboratory space at 400 Tech Square. In addition, the Tech Square Lease will expand to include an additional 23,000 square feet of office and laboratory space at 400 Tech Square representing the 5th floor (the “Additional Tech Square Premises”) when such space becomes available.

The initial term of the Tech Square Lease is twelve years and three months beginning in September 2026 (the “Rent Commencement Date”). The Company’s obligation to pay rent will start in December 2026. The Company has an option to extend the Tech Square Lease for an additional term of five years. As of the Rent Commencement Date, the base rent under the Tech Square Lease will be $108.00 per square foot per year, plus certain operating expenses, and taxes. The base rent is subject to scheduled annual increases of 3% in July of each rent year. In addition, the Company is entitled to receive up to $410.00 per square foot of tenant improvement allowances. The Company has recorded $52.5 million of prepaid rent related to the Tech Square Lease within “Prepaid expenses and other current assets” in the condensed consolidated balance sheet as of March 31, 2026.

The table below reconciles the undiscounted cash flows for each of the next five years and total of the remaining years to the operating lease liabilities recorded in the condensed consolidated balance sheet as of March 31, 2026:

Future Operating Lease Payments
(in thousands)
Remainder of 2026	$17,818
2027	24,125
2028	15,637
2029	12,666
2030	13,043
Thereafter	13,550
Total lease payments	$96,839
Less: imputed interest	(16,349)
Total operating lease liabilities at March 31, 2026	$80,490

Excluded from the Future Operating Lease Payments table above is $189.1 million related to the Tech Square Lease, which has not yet commenced as of March 31, 2026.

10. Stock-Based Compensation

Stock-based compensation expense is classified in the condensed consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Research and development	$7,582	$12,626
General and administrative	5,897	9,214
Total	$13,479	$21,840

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

In June 2025, the Company adopted the 2025 Equity Incentive Plan (the “2025 Plan”). The 2025 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, RSAs, RSUs, unrestricted stock awards, cash-based awards and dividend equivalent rights. Recipients of incentive stock options and non-qualified stock options are eligible to purchase shares of the Company’s common stock at an exercise price equal to the fair value of such stock on the grant date. The Company no longer grants any awards under the 2015 Plan. The shares of common stock underlying any awards that are forfeited, cancelled, or otherwise terminated, other than by exercise, under the 2025 Plan and the 2015 Plan will be added back to the shares of common stock available for issuance under the 2025 Plan. As of March 31, 2026, there were 9,724,526 shares available for future issuance under the 2025 Plan.

In June 2024, the Company adopted the 2024 Inducement Plan, which was amended in December 2025 (as amended, the “Inducement Plan”). The Inducement Plan provides for the grant of non-qualified stock options, stock appreciation rights, RSAs, RSUs, unrestricted stock awards and dividend equivalent rights to individuals who are not employed by the Company. Recipients of non-qualified stock options are eligible to purchase shares of the Company’s common stock at an exercise price equal to the fair value of such stock on the grant date. At March 31, 2026, 1,553,938 shares were available for issuance under the Inducement Plan.

Restricted Stock Units

The following table summarizes the Company’s RSU activity for the three months ended March 31, 2026:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested restricted stock units as of December 31, 2025	5,196,121	$22.80
Granted	2,818,849	14.70
Vested	(1,518,117)	25.39
Cancelled	(206,940)	50.13
Unvested restricted stock units as of March 31, 2026	6,289,913	$17.65

The weighted-average grant date fair value of all RSUs granted during the three months ended March 31, 2026 and 2025 was $14.70 and $10.67, respectively. The total fair value of RSUs vested (measured on the date of vesting) for the three months ended March 31, 2026 and 2025 was $13.9 million and $17.5 million, respectively.

As of March 31, 2026, there was $72.2 million of unrecognized stock-based compensation expense related to all RSUs that are expected to vest. These costs are expected to be recognized over a weighted average remaining vesting period of 1.87 years.

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

In the three months ended March 31, 2026, the Company granted 2,563,521 RSUs with a service condition to new and existing employees, which have the potential to vest over a period of approximately three years. The weighted average grant date fair value of these RSUs was $13.73.

Unvested restricted stock units as of March 31, 2026 in the table above includes 5,203,446 RSUs that are service-based.

Restricted Stock Units - Market Awards

The Company awards market-based RSUs to senior executives which have the potential to vest after a period of three years, with a vesting start date of January 1 in the year of grant, and the number of shares to be delivered will depend on the Company’s Total Shareholder Return (“TSR”), a market condition, over that period relative to a defined group of biotechnology companies. The number of market-based RSUs granted in the three months ended March 31, 2026 and 2025 was 255,328 and 223,600, respectively. The grant date fair value for the market-based RSUs, calculated using a Monte Carlo valuation model, was $24.43 and $15.76, respectively. The following assumptions were used to determine the grant date fair value for the three months ended March 31, 2026 and 2025, respectively: risk free interest rate: 3.40% and 3.99%; expected volatility: 80.9% and 67.6%. The expected term for all grants was approximately 3.0 years; the expected dividend yield was 0.0%.

Unvested restricted stock units as of March 31, 2026 in the table above includes 713,805 RSUs that are market-based.

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

There were no PSUs with a relative TSR modifier granted in the three months ended March 31, 2026 and 2025. Unvested restricted stock units as of March 31, 2026 in the table above includes 352,662 PSUs with a TSR multiplier.

Stock Options

The weighted average grant date fair value of options, estimated as of the grant date using the Black-Scholes option pricing model, was $10.01 and $6.92 per option for those options granted during the three months ended March 31, 2026 and 2025, respectively. Weighted average assumptions used to apply this pricing model were as follows:

	Three Months Ended March 31,
	2026	2025
Risk-free interest rate	3.6%	4.1%
Expected term	6.0 years	6.0 years
Expected volatility of underlying stock	83.7%	75.4%
Expected dividend yield	0.0%	0.0%

Risk-free Interest Rate. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant with maturities approximately equal to the option’s expected term.

Expected Term. The expected term represents the period that stock option awards are expected to be outstanding. For option grants that are considered to be “plain vanilla,” the Company determines the expected term using the simplified method. The simplified method deems the term to be the average of the time-to-vesting and the contractual life of the options. The Company uses the simplified method because it concluded that its stock option exercise history does not provide a reasonable basis upon which to estimate expected term.

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

The following is a summary of stock option activity for the three months ended March 31, 2026:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding at December 31, 2025	5,173,766	$39.98	5.97	$50
Granted	731,481	13.78
Forfeited	(271,503)	32.54
Outstanding at March 31, 2026	5,633,744	$36.93	6.30	$2,457
Exercisable at March 31, 2026	4,140,960	$44.91	5.22	$846

There were no options exercised during the three months ended March 31, 2026 or 2025.

As of March 31, 2026, there was $10.5 million of unrecognized compensation cost related to stock options that have not yet vested, which are expected to be recognized over a weighted average remaining vesting period of 1.5 years.

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

As of March 31, 2026, there were 1,524,879 shares available for future issuance under the 2016 Plan. The number of shares reserved for issuance under the 2016 Plan was increased on January 1, 2026 by 500,000 shares of common stock. During the three months ended March 31, 2026 and 2025 the Company did not issue any shares of common stock under the 2016 Plan.

The fair value of shares under the 2016 Plan was estimated at the beginning of the offering period using a Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended March 31,
	2026	2025
Risk-free interest rate	3.59%	4.24%
Expected term	0.5 years	0.5 years
Expected volatility of underlying stock	121.1%	66.2%
Expected dividend yield	0.0%	0.0%

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

Basic and diluted loss per share was calculated as follows:

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Net loss	$(96,231)	$(114,329)
Weighted average shares outstanding, basic and diluted	118,490	103,500
Net loss per share, basic and diluted	$(0.81)	$(1.10)

The following common stock equivalents were excluded from the calculation of diluted loss per share because their inclusion would have been anti-dilutive:

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Unvested restricted stock units	6,290	5,525
Stock options	5,634	5,903
	11,924	11,428

12. Stockholders’ Equity

At-the-Market Offering Programs

2022 Sale Agreement

In 2022, the Company entered into an Open Market Sale Agreement (the “2022 Sale Agreement”) with Jefferies LLC (“Jefferies”), under which Jefferies was able to offer and sell, from time to time in “at-the-market” offerings, shares of the Company’s common stock having aggregate gross proceeds of up to $400.0 million. In February 2024, the Company entered into an amendment to the 2022 Sale Agreement to increase the size of the at-the-market offering program from $400.0 million to $750.0 million. In March 2026, the Company entered into Amendment No. 2 to the 2022 Sale Agreement (the “2022 Sale Agreement, as amended”) to increase the size of the at-the-market offering program from $750.0 million to $1,035.3 million. The Company agreed to pay cash commissions of up to 3.0% of the gross proceeds of sales of common stock under the 2022 Sale Agreement, as amended. Through March 31, 2026, the Company issued 28,925,501 shares of its common stock under the 2022 Sale Agreement, as amended. During the three months ended March 31, 2026, the Company issued 2,612,344 shares of its common stock, in a series of sales, at an average price of $13.21 per share, in accordance with the 2022 Sale Agreement, as amended, for aggregate net proceeds of $33.6 million, after commissions and offering costs. The Company did not issue any shares of its common stock under the 2022 Sale Agreement, as amended, during the three months ended March 31, 2025. As of March 31, 2026, $368.5 million in shares of common stock remain eligible for sale under the 2022 Sale Agreement, as amended.

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

The accounting policies for the segment are the same as those described in Note 2, “Summary of Significant Accounting Policies,” in the Company’s Annual Report for the year ended December 31, 2025. The CODM evaluates the performance of the operating segment and allocates resources based on net loss that also is reported on the consolidated statements of operations and comprehensive loss. The CODM uses net loss to monitor budget versus actual results and to analyze cash flows in assessing performance of the segment and allocating resources. The measure of the operating segment assets is reported on the consolidated balance sheets as total assets.

The following table summarizes the reportable segment’s financial information:

	Three Months Ended March 31,
	2026	2025
Collaboration revenue	$15,048	$16,627
Less:
Research and development:
External development expenses - nex-z	20,244	23,130
External development expenses - lonvo-z	8,142	10,668
Other research and development (1)	52,351	74,629
Total research and development	80,737	108,427
General and administrative (2)	34,843	29,007
Interest income	(5,205)	(8,603)
Other segment information (3)	904	2,125
Segment and consolidated net loss	$(96,231)	$(114,329)
(1)
Includes unallocated research and development expenses including stock-based compensation of $7.6 million and $12.6 million for the three months ended March 31, 2026 and 2025, respectively, as disclosed within Note 10, “Stock-Based Compensation.”
(2)
Includes stock-based compensation of $5.9 million and $9.2 million for the three months ended March 31, 2026 and 2025, respectively, as disclosed within Note 10, “Stock-Based Compensation.”
(3)
Includes change in fair value of investments as disclosed in the Company’s condensed consolidated statements of operations and comprehensive loss.

Depreciation and amortization expense totaled $2.2 million and $2.5 million for the three months ended March 31, 2026 and 2025, respectively.

14. Subsequent Event

On April 28, 2026, the Company entered into an underwriting agreement (the “Underwriting Agreement”) related to a public offering of 16,744,187 shares of its common stock at a public offering price of $10.75 per share. Pursuant to the Underwriting Agreement, the Company granted a 30-day option to purchase up to an additional 2,511,628 shares of its Common Stock at the public offering price, less underwriting discounts and commissions. The option was exercised in full on April 29, 2026. The offering closed on April 30, 2026, for aggregate net proceeds of $194.6 million after deducting underwriting discounts and commissions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Information

This Quarterly Report on Form 10-Q contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may be identified by such forward-looking terminology as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. Our forward-looking statements are based on a series of expectations, assumptions, estimates and projections about our company, are not guarantees of future results or performance and involve substantial risks and uncertainty. We may not actually achieve the plans, intentions or expectations disclosed in these forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in these forward-looking statements. Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including the risks and uncertainties inherent in our statements regarding:

•
our ability to execute our planned commercial launch of lonvoguran ziclumeran (“lonvo-z,” previously referred to as NTLA-2002), our program for the treatment of hereditary angioedema (“HAE”), including the ability to successfully complete the filing of a biologics license application (“BLA”) or comparable marketing application for lonvo-z in the second half of 2026, receive approval to market lonvo-z, and launch lonvo-z in the U.S. in the first half of 2027, or the success of such program;
•
our ability to execute our clinical study strategy for nexiguran ziclumeran (“nex-z,” previously referred to as NTLA-2001), our program for the treatment of transthyretin (“ATTR”) amyloidosis, including the ability to resume dosing in the MAGNITUDE and MAGNITUDE-2 Phase 3 clinical trials following removal of the clinical hold placed by the U.S. Food and Drug Administration (“FDA”) on their Investigational New Drug (“IND”) applications, the ability to complete enrollment in MAGNITUDE-2 in the second half of 2026, and the ability to successfully complete this study, or the success of such program;
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
•
estimates of our expenses, future revenues, capital requirements and our needs for additional financing, including our ability to fund our ongoing operating expenses and capital expenditure requirements at least into 2028;
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

Management Overview

Intellia Therapeutics, Inc. (“we,” “us,” “our,” “Intellia,” or the “Company”) is a leading biopharmaceutical company, focused on revolutionizing medicine leveraging CRISPR gene editing and other core technologies. Our mission is to transform the lives of people with severe diseases by developing and commercializing potentially curative treatments. With deep scientific, technical and clinical development experience, we aim to reset the standard for medicine by durably treating the root causes of disease.

For over a decade, we have applied our proprietary technologies and expertise, including CRISPR-based gene editing technologies, oligonucleotides, and lipid nanoparticles (“LNPs”), to develop novel, first-in-class product candidates. This includes the development of lonvoguran ziclumeran (“lonvo-z,” previously referred to as NTLA-2002) for the treatment of hereditary angioedema (“HAE”) and nexiguran ziclumeran (“nex-z,” previously referred to as NTLA-2001) for the treatment of transthyretin (“ATTR”) amyloidosis. These lead product candidates are the first in vivo genome editing product candidates to advance into Phase 3 clinical development. These systemically administered CRISPR-based candidates are designed to address diseases with high unmet need with a single intravenous (“IV”) infusion that is administered in an outpatient setting. In April 2026, we reported positive topline data from the global Phase 3 HAELO clinical trial of lonvo-z in HAE, and preparations are underway for the planned commercial launch of lonvo-z in the first half of 2027.

Our management’s discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, which have been prepared by us in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim periods and with Regulation S-X, promulgated under the Securities Exchange Act of 1934, as amended. This discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q as well as in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K (“Annual Report”) for the year ended December 31, 2025.

Our strategy is to (1) advance the clinical development of our lead CRISPR-based product candidates, (2) build and leverage a fully integrated commercial-stage infrastructure, (3) expand our pipeline utilizing our expertise and proprietary technologies, and (4) collaborate with partners to expand our technology reach and maximize our return on investment. All of our revenue to date has been collaboration revenue. Since our inception and through March 31, 2026, we have funded our operations through our initial public offering (“IPO”), private placements, follow-on public offerings, at-the-market offerings, the sale of convertible preferred stock and through our collaboration agreements.

Our Pipeline

We are the first company to advance in vivo genome editing product candidates into Phase 3 clinical development. These candidates are being developed for patients with HAE and ATTR amyloidosis. Our research efforts focus on pursuing additional targets within the liver and expanding our targets and delivery technology for diseases outside the liver.

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

In April 2026, we announced positive topline results from the global Phase 3 HAELO clinical trial. The trial met its primary endpoint. For the six-month efficacy evaluation period (weeks 5 to 28), a one-time infusion of lonvo-z reduced attacks by 87% versus placebo, with a mean monthly attack rate of 0.26 in the lonvo-z arm compared with 2.10 in the placebo arm (p<0.0001). The trial met all of its key secondary endpoints with statistical significance (p<0.0001). These included a 62% rate of patients who were entirely attack free and therapy free in the lonvo-z arm for the six-month efficacy evaluation period, compared with 11% of patients in the placebo arm. Favorable safety and tolerability data were observed for lonvo-z. The most common treatment emergent adverse events (“TEAEs”) during the primary observation period (infusion through week 28) were infusion-related reactions, headache and fatigue. All TEAEs reported as of the data cutoff (February 10, 2026) were mild or moderate (Grade 1 or Grade 2) and there were no serious adverse events observed in the lonvo-z arm. As of the data cutoff, all patients who received lonvo-z at baseline or in crossover after week 28 remained free from long-term prophylaxis therapies.

In April 2026, we announced the initiation of a rolling biologics license application (“BLA”) to the U.S. Food and Drug Administration (“FDA”) to seek regulatory approval for lonvo-z. We expect to complete our BLA submission to the FDA in the second half of 2026 to support a potential U.S. launch of lonvo-z in the first half of 2027.

Transthyretin (“ATTR”) Amyloidosis Program

Nex-z is an investigational in vivo CRISPR-based therapeutic candidate designed to inactivate the TTR gene in the liver, thereby preventing the production of TTR protein. Delivered with our in vivo LNP technology, nex-z offers the possibility of halting and reversing the disease by driving a deep, consistent and potentially lifelong reduction in TTR protein after a one-time treatment.

Nex-z Clinical Program

On October 29, 2025, the FDA placed a clinical hold on the investigational new drug (“IND”) applications for the MAGNITUDE and MAGNITUDE-2 Phase 3 clinical trials for patients with ATTR amyloidosis with cardiomyopathy (“ATTR-CM”) and hereditary ATTR with polyneuropathy (“ATTRv-PN’), respectively. This action followed a report of Grade 4 liver transaminase elevations and increased total bilirubin in a patient who was dosed with nex-z in the MAGNITUDE trial. This patient passed away on November 5, 2025. It was reported by the principal investigator that the patient died due to septic shock secondary to a perforated duodenal ulcer. The patient’s complicated clinical course also included acute liver injury and its treatment with corticosteroids. An autopsy report supported the clinical diagnoses.

In January 2026, we announced that the FDA lifted the clinical hold on the IND for MAGNITUDE-2 for patients with ATTRv-PN. In March 2026, we announced that the FDA lifted the clinical hold on the IND for MAGNITUDE for patients with ATTR-CM. Patient screening activities are advancing in both trials.

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

We plan to complete enrollment in MAGNITUDE-2 in the second half of 2026.

Collaborations and Other Arrangements

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

Other Income (Expense), Net

During the three months ended March 31, 2026 and 2025, other income (expense), net consists of interest income earned on our cash, cash equivalents, restricted cash equivalents and marketable securities and change in the fair value of our investments.

Results of Operations

The following discussion of the financial condition and results of operations should be read in conjunction with the accompanying condensed consolidated financial statements and the related footnotes thereto.

Comparison of Three Months Ended March 31, 2026 and 2025

The following table summarizes our results of operations:

	Three Months Ended March 31,		Period-to-
	2026	2025	Period Change
	(In thousands)
Collaboration revenue	$15,048	$16,627	$(1,579)
Operating expenses:
Research and development	80,737	108,427	(27,690)
General and administrative	34,843	29,007	5,836
Total operating expenses	115,580	137,434	(21,854)
Operating loss	(100,532)	(120,807)	20,275
Other income, net:
Interest income	5,205	8,603	(3,398)
Change in fair value of investments, net	(904)	(2,125)	1,221
Total other income, net	4,301	6,478	(2,177)
Net loss	$(96,231)	$(114,329)	$18,098

Collaboration Revenue

Collaboration revenue decreased by $1.6 million during the three months ended March 31, 2026, as compared to the three months ended March 31, 2025. The decrease in collaboration revenue is primarily due to a reduction in revenue under the license and collaboration agreement with AvenCell Therapeutics, Inc. (the “AvenCell LCA”), as well as the achievement of a development milestone under the 2016 Regeneron Agreement in March of 2025, partially offset by an increase in revenue related to the ATTR Co/Co.

Research and Development

Research and development expenses decreased by $27.7 million during the three months ended March 31, 2026, as compared to the three months ended March 31, 2025.

The following table summarizes our research and development expenses, together with the changes in those items in dollars and the respective percentages of change:

	Three Months Ended March 31,		Period-to-	Percent
	2026	2025	Period Change	Change
	(In thousands)
External development expenses by program:
Nex-z	$20,244	$23,130	$(2,886)	-12%
Lonvo-z	8,142	10,668	(2,526)	-24%
Unallocated research and development expenses:
Employee-related expenses	25,156	32,106	(6,950)	-22%
Research materials and contracted services	4,326	11,947	(7,621)	-64%
Facility-related expenses	14,690	17,083	(2,393)	-14%
Stock-based compensation	7,582	12,626	(5,044)	-40%
Other	597	867	(270)	-31%
Total research and development expenses	$80,737	$108,427	$(27,690)	-26%

The decrease in research and development expenses for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 was primarily attributable to:

•
a $2.9 million decrease in external costs related to the development of nex-z, one of our lead product candidates, primarily due to a decrease in spend on contracted services and drug components;
•
a $2.5 million decrease in external costs related to the development of lonvo-z, one of our lead product candidates, primarily due to a decrease in spend on drug components;
•
a $7.0 million decrease in employee-related expenses driven primarily by decreased consulting costs and severance expense related to the Company's workforce reduction in January 2025;
•
a $7.6 million decrease in research materials and contracted services primarily driven by a decrease in internal research and development spend, contracted services and drug components;
•
a $2.4 million decrease in facility-related expenses primarily related to rent expense allocated to research and development; and
•
a $5.0 million decrease in stock-based compensation driven by lower grant date fair values of share-based awards granted in the current period.

General and Administrative

General and administrative expenses increased by $5.8 million during the three months ended March 31, 2026, as compared to the three months ended March 31, 2025. This increase is primarily related to increased legal expenses and consulting costs associated with the Company’s continued buildout of the commercial function, partially offset by a decrease in stock-based compensation.

Other Income, Net

The decrease in other income, net of $2.2 million is primarily related to a $3.4 million decrease in interest income, partially offset by a $1.2 million decrease in expense due to the change in fair value of our investment.

Liquidity and Capital Resources

Since our inception through March 31, 2026, we have funded our operations through an initial public offering, private placements, follow-on public offerings, at-the-market offerings, the sale of convertible preferred stock and through our collaboration agreements.

As of March 31, 2026, we had $517.2 million in cash, cash equivalents and marketable securities.

At-the-Market Offering Programs

2022 Sale Agreement

In March 2022, we entered into an Open Market Sale Agreement (the “2022 Sale Agreement”) with Jefferies LLC (“Jefferies”), under which Jefferies was able to offer and sell, from time to time in “at-the-market” offerings, shares of our common stock having aggregate gross proceeds of up to $400.0 million. In February 2024, we entered into an amendment to the 2022 Sale Agreement to increase the size of the at-the-market offering program from $400.0 million to $750.0 million. In March 2026, we entered into Amendment No. 2 to the 2022 Sale Agreement (the “2022 Sale Agreement, as amended”) to increase the size of the at-the-market offering program from $750.0 million to $1,035.3 million. We agreed to pay cash commissions of up to 3.0% of the gross proceeds of sales of common stock under the 2022 Sale Agreement, as amended. Through March 31, 2026 we have issued 28,925,501 shares of our common stock under the 2022 Sale Agreement, as amended. During the three months ended March 31, 2026, we issued 2,612,344 shares of our common stock, in a series of sales, at an average price of $13.21 per share, in accordance with the 2022 Sale Agreement, as amended, for aggregate net proceeds of $33.6 million, after commissions and offering costs. As of March 31, 2026, $368.5 million in shares of common stock remain eligible for sale under the 2022 Sale Agreement, as amended.

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

Because our lead programs are in the clinical stage and the outcome of these efforts is uncertain, we cannot estimate the actual amounts necessary to successfully complete the development and commercialization of any future product candidates or whether, or when, we may achieve profitability. Until such time as we can generate substantial product revenues, if ever, we expect to fund our ongoing cash needs through financings and collaboration arrangements. We receive cost reimbursements from Regeneron related to our collaboration agreements with Regeneron. Additionally, we are eligible to earn milestone payments and royalties upon achievement of certain events under our collaboration agreements. Except for these sources of funding, we will not have any committed external source of liquidity. To the extent that we raise additional capital through the future sale of equity, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing stockholders. If we raise additional funds through collaboration arrangements in the future, we may have to relinquish valuable rights to our technologies, future revenue streams or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Outlook

Based on our research and development plans and our expectations related to the progress of our programs, we expect that our cash, cash equivalents and marketable securities as of March 31, 2026, the net proceeds from our April 2026 equity offering, as well as research and cost reimbursement funding from our collaboration agreements, will enable us to fund our ongoing operating expenses and capital expenditure requirements at least into 2028, excluding any potential milestone payments or extension fees that could be earned and distributed under our collaboration agreements or any strategic use of capital not currently in the base case planning assumptions. We have based this estimate on current assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect.

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

Cash Flows

The following is a summary of cash flows:

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Net cash used in operating activities	$(117,346)	$(148,930)
Net cash provided by investing activities	66,310	94,328
Net cash provided by financing activities	33,569	-

Net cash used in operating activities

Net cash used in operating activities of $117.3 million during the three months ended March 31, 2026 primarily consists of a net loss of $96.2 million, accretion of investment discounts of $0.5 million and net changes in operating assets and liabilities of $37.2 million, partially offset by stock-based compensation of $13.5 million, depreciation expense of $2.2 million and a change in fair value of our investment in Kyverna Therapeutics, Inc. (“Kyverna”) of $0.9 million.

Net cash used in operating activities of $148.9 million during the three months ended March 31, 2025 primarily consists of a net loss of $114.3 million, accretion of investment discounts of $2.3 million and net changes in operating assets and liabilities of $58.8 million, partially offset by decreases in stock-based compensation of $21.8 million, depreciation expense of $2.5 million and a change in fair value of our investment in Kyverna of $2.1 million. Included in the net cash used in operating activities was approximately $51.0 million of non-recurring cash payments associated with a previously announced portfolio prioritization, workforce reduction, and real estate consolidation.

Net cash provided by investing activities

During the three months ended March 31, 2026, our investing activities provided cash of $66.3 million. The increase in the three months ended March 31, 2026 is primarily due to $66.4 million in maturities of marketable securities (net of purchases).

During the three months ended March 31, 2025 our investing activities provided cash of $94.3 million. The increase is primarily due to $95.1 million of marketable securities maturing (net of purchases), partially offset by $0.7 million in cash for the purchase of property and equipment.

Net cash provided by financing activities

Net cash provided by financing activities of $33.6 million during the three months ended March 31, 2026 is related to net proceeds from at-the-market offerings. There was no cash provided by financing activities during the three months ended March 31, 2025.

Critical Accounting Policies

Our critical accounting policies require the most significant judgments and estimates in the preparation of our condensed consolidated financial statements. Management has determined that our most critical accounting policies are those relating to revenue recognition, accrued research and development expenses and stock-based compensation. There have been no changes to our critical accounting policies from those which were discussed in our Annual Report for the year ended December 31, 2025.

Recent Accounting Pronouncements

Please read Note 2, “Summary of Significant Accounting Policies,” to our condensed consolidated financial statements included in Part I, Item 1, “Notes to Condensed Consolidated Financial Statements,” of this Quarterly Report on Form 10-Q for a description of recent accounting pronouncements applicable to our business.

Contractual Obligations

There were no material changes to our contractual obligations during the three months ended March 31, 2026 other than those described within Note 9, “Leases” in the notes to condensed consolidated financial statements. For a complete discussion of our contractual obligations, please refer to our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report for the year ended December 31, 2025.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of March 31, 2026, we had cash equivalents, restricted cash equivalents and marketable securities of $461.7 million consisting of interest-bearing money market accounts, corporate and financial institution debt securities, U.S. Treasury and other government-backed securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are primarily in marketable securities. Due to the short-term duration of our investment portfolios and the low risk profile of our investments, we do not believe an immediate change of 100 basis points, or one percentage point, would have a material effect on the fair market value of our investment portfolio. Declines in interest rates, however, would reduce future investment income.

We do not have any foreign currency or derivative financial instruments. Inflation generally affects us by increasing our cost of labor and program costs. We do not believe that inflation had a material effect on our results of operations during the three months ended March 31, 2026.

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

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2026.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. In evaluating us and our business, careful consideration should be given to the following risk factors, in addition to the other information set forth in this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K for the year ended December 31, 2025, and in other documents that we file with the Securities and Exchange Commission (“SEC”). If any of the following risks and uncertainties actually occurs, our business, prospects, financial condition and results of operations could be materially and adversely affected. The risks described below are not intended to be exhaustive and are not the only risks facing us. New risk factors can emerge from time to time, and we cannot predict the impact that any factor or combination of factors may have on our business, prospects, financial condition and results of operations.

The risk factors denoted with a “*”, if any, are newly added or have been materially updated from our Annual Report on Form 10-K for the year ended December 31, 2025.

Summary of the Material Risks Associated with Our Business

•
Our business may be adversely affected if we are unable to successfully file and obtain approval of our biologics license application (“BLA”) for lonvoguran ziclumeran (“lonvo-z”) for the treatment of patients with hereditary angioedema (“HAE”) or, following such approval, we are unable to successfully launch lonvo-z for the treatment of patients of HAE.
•
Following the lifting of the clinical hold that the United States Food and Drug Administration (“FDA”) placed on our investigational new drug (“IND”) applications for the MAGNITUDE and MAGNITUDE-2 Phase 3 clinical trials of nexiguran ziclumeran (“nex-z”) for the treatment of patients with transthyretin (“ATTR”) amyloidosis with cardiomyopathy (“ATTR-CM”) and hereditary ATTR amyloidosis with polyneuropathy (“ATTRv-PN”), respectively, we are resuming, and intend to successfully complete, the MAGNITUDE and MAGNITUDE-2 Phase 3 clinical trials. Our business may be adversely affected if the clinical trials are not resumed in a timely manner, or if other regulatory or patient safety concerns lead to additional delays.
•
CRISPR genome editing technology has only recently been clinically validated for human therapeutic use and may not be approved by regulatory authorities.
•
The approaches we are taking to discover and develop novel therapeutics using CRISPR, gene editing and our other core technologies are unproven and may never lead to marketable products.
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

Risks Related to Our Business

Risks Related to Preclinical and Clinical Development

*CRISPR genome editing technology has only recently been clinically validated for human therapeutic use.

We are focused on developing novel therapeutics utilizing CRISPR gene editing technology and our other core technologies, including in vivo gene editing therapies and ex vivo engineered cell therapies. Our product candidates, which use such technologies, are the first in vivo gene editing product candidates in pivotal trials. Although there have been significant advances in recent years in the fields of gene therapy and genome editing, in vivo CRISPR-based genome editing technologies are relatively new and their therapeutic utility is largely unproven. Our approach to developing therapies centers on using CRISPR technology, as well as our other core technologies, to alter, introduce or remove genetic information in vivo to treat various disorders, or to engineer human cells ex vivo to create therapeutic cells that can be introduced into the human body to address the underlying disease.

*The approaches we are taking to discover and develop novel therapeutics using CRISPR gene editing and our other core technologies are unproven and may never lead to marketable products.

Successful development of products by us will require solving a number of issues, including developing or obtaining technologies to safely deliver a therapeutic agent into target cells within the human body or engineer human cells while outside of the body such that the modified cells can have a therapeutic effect when delivered to the patient, optimizing the efficacy and specificity of such products, and demonstrating the therapeutic selectivity, efficacy, potency, purity and safety of such products. There can be no assurance we will be successful in solving any or all of these issues. With regards to CRISPR-based therapies specifically, we are in clinical-stage development for nexiguran ziclumeran (“nex-z,” previously referred to as NTLA-2001) and for lonvoguran ziclumeran, (“lonvo-z,” previously referred to as NTLA-2002) and advancing towards clinical testing for our other in vivo and ex vivo product candidates. Although one CRISPR-edited ex vivo therapy has been approved in the United States (“U.S.”) and European Union (“EU”), no genome editing in vivo therapy has been approved in the U.S., EU countries or other key jurisdictions, and the potential to successfully obtain approval for any of our CRISPR-based product candidates, including lonvo-z and nex-z, remains uncertain.

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

We could also encounter delays if a clinical trial is suspended or terminated by us, the IRBs of the institutions in which such trials are being conducted, the relevant ethics committee or the FDA or other relevant regulatory authorities, or if the Data Monitoring Committee (“DMC”) for such trial recommends such suspension or termination. Such authorities may impose or recommend such a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our study protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities, resulting in the imposition of a clinical hold, manufacturing or quality control issues, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product or treatment, failure to establish or achieve clinically meaningful trial endpoints, or changes in governmental regulations or administrative actions. For example, on October 29, 2025, the FDA placed a clinical hold on the IND applications for the MAGNITUDE and MAGNITUDE-2 Phase 3 clinical trials for patients with transthyretin (“ATTR”) amyloidosis with cardiomyopathy (“ATTR-CM”) and hereditary ATTR amyloidosis with polyneuropathy (“ATTRv-PN”), respectively. This action followed a report of Grade 4 liver transaminase elevations and increased total bilirubin in a patient who was dosed with nex-z in the MAGNITUDE trial. The patient passed away, and it was reported by the principal investigator that the patient died due to septic shock secondary to a perforated duodenal ulcer. The patient’s complicated clinical course also included acute liver injury and its treatment with corticosteroids. An autopsy report supported the clinical diagnoses. In the first quarter of 2026, the FDA removed the clinical holds on the IND applications for the MAGNITUDE and MAGNITUDE-2 Phase 3 clinical trials.

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

To date, most human clinical trials utilizing either in vivo or ex vivo CRISPR-based therapeutics are still at a clinical stage, with only one ex vivo CRISPR-based therapeutic product approved in the U.S. and EU. We have ongoing clinical trials in various countries for nex-z for ATTR amyloidosis and for lonvo-z for hereditary angioedema (“HAE”). There is no certainty that the FDA or other similar agencies will continue to apply to all our CRISPR product candidates the same regulatory pathway and requirements it is applying to other in vivo therapies or ex vivo engineered therapeutics.

In addition, if any product candidates encounter safety or efficacy problems, development delays, regulatory issues or other problems, our development plans and business could be significantly harmed. For the reasons described above, among others, regulatory bodies, particularly the FDA, have requested, and may request in the future, additional preclinical studies for genome editing products, such as additional studies related to toxicology, biodistribution or reproductive health, and/or preclinical studies earlier in clinical development compared to other therapeutic modalities. Although the FDA cleared the IND applications that we have submitted, it is possible that the FDA may impose requirements that result in a delay of any of our programs (including our submission of a BLA or comparable marketing application, or their regulatory approval). While the FDA removed the clinical holds for the IND for the MAGNITUDE and MAGNITUDE-2 trials in the first quarter of 2026, we cannot predict if we will be able to resume the MAGNITUDE and MAGNITUDE-2 Phase 3 clinical trials in a timely manner or if other regulatory or patient safety concerns will lead to additional delays.

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

We may experience manufacturing delays or other issues that prevent us from executing the clinical trials for nex-z and for lonvo-z or our other product candidates on the timeline we expect. Moreover, we cannot guarantee that the FDA, MHRA, EMA, or other regulatory authorities will not change their requirements in the future or that they will approve amendments to our IND applications or equivalent regulatory filings, including for nex-z and lonvo-z, or our other product candidates, on the timeline we expect.

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

We are at a clinical stage of development and our technology and approach has not yet led, and may never lead, to the approval or commercialization of any of our product candidates, including nex-z for ATTR amyloidosis and lonvo-z for HAE, or to our other preclinical stage product candidates being deemed appropriate for clinical development and ultimately approval by a regulatory agency. Even if we are successful in building our pipeline of product candidates, completing clinical development, establishing the necessary manufacturing processes and capabilities, obtaining regulatory approvals and commercializing product candidates will require substantial additional funding and are subject to the risks of failure inherent in therapeutic product development. Investment in biopharmaceutical product development involves significant risk that any potential product candidate will fail to demonstrate acceptable safety and efficacy profiles, gain regulatory approval, or become commercially viable.

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

*Even if we obtain regulatory approval of any product candidates, such candidates may not gain market acceptance among physicians, patients, hospitals, third party payors and others in the medical community.

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
•
potential adverse events for any products developed, or negative interactions with regulatory agencies, by us or others in the gene therapy and genome editing fields. For more information, see the above risk factor entitled “We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of any product candidates.;” and
•
the effectiveness of our sales and marketing efforts and distribution support.

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

For example, various patent applications within the UC/Vienna/Charpentier patent family and the Broad Institute patent family have been involved in patent interferences and other patent challenges in the U.S. and other jurisdictions, in which the respective owners have alleged, and are alleging, that they invented and/or own intellectual property claiming overlapping aspects of CRISPR systems. Specifically, certain patent applications within the UC/Vienna/Charpentier patent family, licensed to us under the Caribou License, covering certain aspects of CRISPR systems to edit genes in eukaryotic cells, including human cells (collectively, the “UC/Vienna/Charpentier eukaryotic patent family”) have been the subject of patent interferences involving patents and patent applications co-owned by the Broad Institute, Massachusetts Institute of Technology, the President and Fellows of Harvard College and the Rockefeller University (collectively, the “Broad Institute”) that also claim CRISPR systems to edit genes in eukaryotic cells (collectively, the “Broad Institute patent family”). On June 25, 2019, the Patent Trial and Appeal Board (“PTAB”) of the U.S. Patent and Trademark Office (“USPTO”) declared an interference between the UC/Vienna/Charpentier eukaryotic patent family and the Broad Institute patent family to determine which research group first invented the use of the CRISPR technology in eukaryotic cells and, therefore, is entitled to the U.S. patents covering that invention. The interference involved 14 allowable patent applications from the UC/Vienna/Charpentier eukaryotic patent family and 13 patents and one patent application from the Broad Institute patent family. On February 28, 2022, the PTAB issued a Decision of Priority and Judgment in the interference, finding that the Broad Institute patent family has priority over the UC/Vienna/Charpentier patent family with respect to the subject matter of the interference. Both parties filed appeals to the United States Court of Appeals for the Federal Circuit as Case Nos. 22-1594 and 22-1653 (the “Interference Appeal”), and the oral argument occurred on May 7, 2024. On May 12, 2025, the Federal Circuit panel issued its decision in the Interference Appeal. The Federal Circuit (a) vacated the PTAB’s finding that the Broad Institute was the first to invent the use of CRISPR technology in eukaryotic cells, (b) returned the case to the PTAB to determine which research group was the first to invent the use of CRISPR technology in eukaryotic cells under the correct legal standard, (c) affirmed the PTAB’s finding that the first application filed by UC/Vienna/Charpentier lacked written description support, and (d) dismissed the Broad Institute’s cross-appeal. On March 26, 2026, the PTAB issued its Decision on Priority and Judgment following the Federal Circuit’s remand, again finding that the Broad Institute patent family has priority over the UC/Vienna/Charpentier patent family with respect to the subject matter of the interference.

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

We are not profitable and have incurred losses in each period since our inception. Our net loss was $96.2 million for the three months ended March 31, 2026. As of March 31, 2026, we had an accumulated deficit of $2,686.3 million. We expect these losses to increase as we continue to incur significant research and development and other expenses related to our ongoing operations, seek regulatory approvals for our future product candidates, scale-up manufacturing capabilities, maintain, expand and protect our intellectual property portfolio and hire additional personnel to support the development of our product candidates and to enhance our operational, financial and information management systems. We expect to finance our operations through a combination of collaboration revenue, equity or debt financings or other sources, which may include collaborations with third parties.

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

The manufacturing processes used to produce CRISPR-based in vivo gene editing product candidates and ex vivo engineered cell therapy product candidates are novel and complex. In addition, our manufacturing processes may require components that are difficult to obtain or manufacture at the necessary quantities and in accordance with regulatory requirements. Several factors could cause production interruptions, including equipment malfunctions; facility unavailability or contamination; raw material cost, shortages or contamination; natural disasters, such as pandemics or other outbreaks or similar public health crises; disruption in utility services; human error; insufficient personnel; inability to meet legal or regulatory requirements; or disruptions in the operations of our suppliers.

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

We are currently conducting our Phase 3 clinical trials of nex-z and for lonvo-z, and may in the future conduct clinical trials for our other product candidates, outside the U.S. The acceptance of data from clinical trials conducted outside the U.S. or another jurisdiction by the FDA or comparable foreign regulatory authority may be subject to certain conditions or may not be accepted at all. The FDA will generally not consider the data from a foreign clinical trial not conducted under an IND unless (i) the trial was well-designed and well-conducted in accordance with good clinical practice (“GCP”) requirements, including requirements for the design, conduct, performance, monitoring, auditing, recording, analysis, and reporting of clinical trials in a way that provides assurance that the data and reported results are credible and accurate and that the rights, safety, and well-being of trial subjects are protected, and (ii) the FDA is able to validate the data from the trial through an onsite inspection, if necessary. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical powering, must be met. Many foreign regulatory authorities have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any comparable foreign regulatory authority will accept data from trials conducted outside of the U.S. or the applicable jurisdiction. If the FDA or any comparable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which could be costly and time-consuming, and which may result in product candidates that we may develop not receiving approval for commercialization in the applicable jurisdiction.

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

We have received orphan drug designation from the FDA for nex-z for the treatment of ATTR amyloidosis, and from the FDA and EC for lonvo-z for the treatment of HAE. We may seek orphan drug designation for some of our other product candidates in orphan indications in which there is a medically plausible basis for the use of these product candidates. Even where we obtain orphan drug designation, exclusive marketing rights in the U.S. may be limited if we seek approval for an indication broader than the orphan designated indication and may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition. In addition, although we intend to seek orphan drug designation for other product candidates, we may never receive such designations.

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

We have received the RMAT designation from the FDA for nex-z for the treatment of ATTRv-PN, and for lonvo-z for the treatment of HAE. A product candidate is eligible for RMAT designation if: (1) it is a cell therapy, therapeutic tissue engineering product, human cell or tissue product, or a combination product using any such therapies or products; (2) it is intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition; and (3) there is preliminary clinical evidence that indicates that the product candidate has the potential to address unmet medical needs for such disease or condition. This program is intended to facilitate efficient development and expedite review of RMATs. A BLA for a product candidate with RMAT designation may be eligible for priority review or accelerated approval through (1) surrogate or intermediate endpoints reasonably likely to predict long-term clinical benefit or (2) reliance upon data obtained from a meaningful number of sites. Benefits of such designation also include early interactions with the FDA to discuss any potential surrogate or intermediate endpoint to be used to support accelerated approval. A product candidate that has RMAT designation and is subsequently granted accelerated approval and is subject to post-approval requirements may fulfill such requirements through the submission of clinical evidence, clinical studies, patient registries, or other sources of real-world evidence, such as electronic health records, the collection of larger confirmatory data sets, or post-approval monitoring of all patients treated with such therapy prior to its approval. RMAT designation is within the discretion of the FDA. Accordingly, even if we believe one of our product candidates meets the criteria for RMAT designation, the FDA may disagree and instead determine not to grant such designation. In any event, the receipt of RMAT designation for a product candidate may not result in a faster development process, review or approval compared to product candidates considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, even if one or more of our product candidates qualifies for RMAT designation, the FDA may later decide that the product candidate no longer meets the conditions for qualification.

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
•
with respect to sales, marketing, manufacturing and distribution rights to our product candidates, may not commit sufficient resources to the product’s sale, marketing, manufacturing and distribution;
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

Risks Related to Our Reliance on Other Third Parties

We currently rely, and expect to continue to rely in part on, third parties to manufacture our clinical product supplies, and we intend to rely on third parties for the manufacturing of our product candidates, if approved. Our business could be harmed if the third parties fail to provide us with sufficient quantities of product inputs or fail to do so at acceptable quality levels or prices or fail to meet legal and regulatory requirements.

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

If any CMO with whom we contract fails to perform its obligations, we may be forced to manufacture the materials ourselves, for which we may not have the capabilities or resources, or enter into an agreement with a different CMO, which we may not be able to do on reasonable terms, if at all. In such scenario, our clinical trials supply could be delayed significantly as we establish alternative supply sources. In some cases, the technical skills required to manufacture our product candidates may be unique to the original CMO and we may have difficulty transferring such skills to a back-up or alternate supplier, or we may be unable to transfer such skills at all. In addition, if we are required to change CMOs for any reason, we will be required to verify that the new CMO maintains facilities and procedures that comply with quality standards and with all applicable regulations. We will also need to verify, such as through a comparability study, that any new manufacturing process will produce our product candidates according to the specifications previously submitted to the FDA or another regulatory authority. The delays associated with the verification of a new CMO could negatively affect our ability to develop product candidates or commercialize our products in a timely manner. In addition, changes in manufacturers often involve changes in manufacturing procedures and processes, which could require that we conduct bridging studies between our prior clinical supply used in our clinical trials and that of any new manufacturer. We may be unsuccessful in demonstrating the comparability of clinical supplies which could require the conduct of additional clinical trials.

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

We do not currently have a sales, marketing or distribution infrastructure and, as a company, have no experience in the sale, marketing or distribution of therapeutic products. To achieve commercial success for any approved product candidate for which we retain sales and marketing responsibilities, such as lonvo-z, if approved, we must build our sales, marketing, managerial and other non-technical capabilities or make arrangements with third parties to perform these services. There are risks involved with both establishing our own sales and marketing capabilities and entering into arrangements with third parties to perform these services.

Factors that may inhibit our efforts to commercialize our product candidates, such as lonvo-z, if approved, include:

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

If we enter into arrangements with third parties to perform sales, marketing and distribution services, we would likely have lower product revenue or profitability than if we were to market and sell our product candidates independently. In addition, we may be unable to enter into sales and marketing arrangements with third parties, or into arrangements with terms that are favorable to us. We likely will have little control over such third parties and any of them may fail to devote the necessary resources and attention to sell and market our product candidates effectively. If we do not establish sales, marketing and distribution capabilities successfully, either on our own or through third parties, we may not be successful in commercializing our product candidates, and our business, results of operations, financial condition and prospects will be materially adversely affected.

Risks Related to Employee Matters and Managing Our Workforce

Our future success depends on our ability to retain key executives and to attract, retain and motivate qualified personnel.

We are highly dependent on the research and development, clinical, manufacturing, commercialization, legal, financial and business development expertise of John M. Leonard, M.D., our President and Chief Executive Officer, Edward J. Dulac III, our Executive Vice President, Chief Financial Officer and Treasurer, James Basta, our Executive Vice President, General Counsel and Corporate Secretary, Eliana Clark, our Executive Vice President and Chief Technical Officer, Michael P. Dube, our Chief Accounting Officer, David Lebwohl, our Executive Vice President and Chief Medical Officer, and Birgit Schultes, our Executive Vice President and Chief Scientific Officer, as well as the other principal members of our management, scientific and clinical teams. Although we have entered into employment arrangements with our executive officers, each of them may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees.

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

The success of our product candidates, such as lonvo-z, if approved, depends on the availability of adequate coverage and reimbursement from third party payors, including government agencies, private health insurers and health maintenance organizations. There is significant uncertainty related to the insurance coverage and reimbursement of any newly approved product, but in particular novel genome editing and engineered cell products. All the therapeutic indications approved by the relevant authorities may not be covered or reimbursed. In addition, we cannot be sure that coverage and reimbursement will be available for, or accurately estimate the potential revenue from, our product candidates because they are novel treatments for diseases using new technology and delivery approaches. For more information on coverage and reimbursement see the section entitled “Business – Government Regulation and Product Approval – Coverage and Reimbursement.”

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

*Our certificate of incorporation and by-laws designate certain courts as the sole and exclusive forums for certain disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our certificate of incorporation and by-laws provide that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware is the sole and exclusive forum for any state law claims for any derivative action or proceeding brought on our behalf alleging state law claims, any action asserting a breach of fiduciary duty, any action asserting a claim against us arising pursuant to the Delaware General Corporation Law, our certificate of incorporation or our by-laws, any action to interpret, apply, enforce, or determine the validity of our certificate of incorporation or bylaws, or any action asserting a claim against us that is governed by the internal affairs doctrine (the “Delaware Forum Provision”). The Delaware Forum Provision does not apply to claims arising under the Exchange Act or the Securities Act. Our by-laws further provide that the U.S. federal district courts will be the sole and exclusive forum for resolving any complaint asserting a cause of action arising under the Exchange Act or the Securities Act (the “Federal Forum Provision”). Our by-laws provide that any person or entity purchasing or otherwise acquiring any interest in any shares of our common stock is deemed to have notice of and consented to the foregoing Delaware Forum Provision and the Federal Forum Provision.

The Delaware Forum Provision and the Federal Forum Provision may impose additional litigation costs on stockholders in pursuing the claims identified above, particularly if the stockholders do not reside in or near the State of Delaware or near a U.S. federal district court. Additionally, the Delaware Forum Provision and the Federal Forum Provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and other employees. Alternatively, if a court were to find the Delaware Forum Provision and the Federal Forum Provision to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business and financial condition. The Court of Chancery of the State of Delaware or a U.S. federal district court may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments may be more or less favorable to us than our stockholders.

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

*Our ability to use our net operating loss (“NOL”) carryforwards and certain other tax attributes may be limited.

We have incurred substantial losses during our history and do not expect to become profitable in the near future, and we may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire. As of December 31, 2025, we had federal and state NOLs of $1,671.3 million and $1,678.0 million, respectively, some of which begin to expire in 2034. Federal and certain state NOLs generated in taxable years ending after December 31, 2017 are not subject to expiration. As of December 31, 2025, we had federal and state research and development and other credit carryforwards of approximately $175.5 million and $86.4 million, which begin to expire in 2034 and 2029, respectively. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), if a corporation undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three-year period, the corporation’s ability to use its pre-change NOLs, and other pre-change tax attributes (such as research and development tax credits) to offset its post-change income or taxes may be limited. We completed an assessment of the available net operating loss carryforwards and other tax attributes under Section 382 through December 31, 2025. The analysis did not result in a material limitation to our tax attributes and the results of this analysis are reflected herein. To the extent there has been an ownership change, our tax attributes could be subject to limitation. We may experience ownership changes in the future. As a result of a future ownership change, if we earn net taxable income, our ability to use our pre-change NOLs and research and development tax credits to offset such taxable income and income tax, respectively, could be subject to limitations. Similar provisions of state tax law may also apply. As a result, even if we attain profitability, we may be unable to use a material portion of our NOLs and other tax attributes.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 5. Other Information

Rule 10b5-1 Trading Plans

The following table describes for the three months ended March 31, 2026 each trading arrangement under which the Company’s directors or officers adopted, materially modified, or terminated any contract, instruction, or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement.

Name (Title)	Action Taken (Date of Action)	Type of Trading Arrangement	Nature of Trading Arrangement	Duration of Trading Arrangement	Aggregate Number of Securities
Michael Dube (Chief Accounting Officer)	Adoption (March 20, 2026)	Rule 10b5-1 trading arrangement	Sale

Until the earlier of (a) September 30, 2027; (b) the first date on which all trades have been executed or all trading orders related to such trades have expired; and (c) the date on which the plan holder gives notice to terminate the plan.

Indeterminable (1)

(1) The total number of shares that will be sold in accordance with this trading arrangement is indeterminable at the time of the filing of this Quarterly Report on Form 10-Q for the period ended March 31, 2026. Upon vesting of RSUs, it is our policy to immediately initiate a sell-to-cover in order to satisfy any applicable tax withholding obligations on behalf of the employee. The number of shares sold in the sell-to-cover will vary based on the market price of our common stock at the time of settlement. Any remaining shares held by Mr. Dube after the sell-to-cover may be sold pursuant to the terms of this trading arrangement.

Item 6. Exhibits

The following exhibits are incorporated by reference or filed as part of this report.

3.1

Second Amended and Restated Certificate of Incorporation of the Registrant, as amended. (incorporated by reference to Exhibit 3.1 to the Registrant's Annual Report on Form 10-K (File No. 001-37766) filed with the Securities and Exchange Commission on February 26, 2026).

3.2

Fourth Amended and Restated By-laws of the Registrant dated April 7, 2026 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37766) filed with the Securities and Exchange Commission on April 10, 2026).

10.1#	Eighth Amended and Restated Non-Employee Director Compensation Policy, effective April 15, 2026. (1)

10.2#	Fourth Amended and Restated Corporate Bonus Plan, effective April 15, 2026. (1)

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

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

Dated: May 11, 2026

INTELLIA THERAPEUTICS, INC.

By:	/s/ John M. Leonard
John M. Leonard, M.D.
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Edward J. Dulac III
Edward J. Dulac III
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Michael P. Dube
Michael P. Dube
Vice President, Chief Accounting Officer
(Principal Accounting Officer)