Form 10-Q
period 2026-06-30
Intellia Therapeutics, Inc.
filed 2026-08-06
CIK 1652130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

The number of shares outstanding of the registrant’s common stock as of July 31, 2026: 140,126,693 shares.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

INTELLIA THERAPEUTICS, INC.

Condensed Consolidated Balance Sheets (unaudited)

(Amounts in thousands except share and per share data)

	June 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$106,128	$155,464
Marketable securities	331,631	294,420
Accounts receivable	7,321	9,468
Prepaid expenses and other current assets	82,752	68,359
Total current assets	527,832	527,711
Marketable securities - noncurrent	190,595	155,250
Property and equipment, net	15,058	17,671
Operating lease right-of-use assets	85,954	105,955
Investments and other assets	37,725	35,540
Total assets	$857,164	$842,127
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,714	$20,252
Accrued expenses	44,334	49,862
Current portion of operating lease liability	23,344	26,480
Current portion of deferred revenue	-	7,290
Total current liabilities	79,392	103,884
Long-term operating lease liability	50,066	66,849
Total liabilities	129,458	170,733
Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock, $0.0001 par value; 240,000,000 shares authorized at June 30, 2026 and December 31, 2025; 140,018,200 and 116,317,060 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	14	12
Additional paid-in capital	3,521,681	3,260,444
Accumulated other comprehensive (loss) income	(1,030)	1,032
Accumulated deficit	(2,792,959)	(2,590,094)
Total stockholders’ equity	727,706	671,394
Total liabilities and stockholders’ equity	$857,164	$842,127

See notes to condensed consolidated financial statements.

INTELLIA THERAPEUTICS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited)

(Amounts in thousands except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Collaboration revenue	$7,659	$14,245	$22,707	$30,872
Operating expenses:
Research and development	82,595	97,035	163,332	205,462
General and administrative	37,824	27,206	72,667	56,213
Total operating expenses	120,419	124,241	235,999	261,675
Operating loss	(112,760)	(109,996)	(213,292)	(230,803)
Other income, net:
Interest income	5,797	7,402	11,002	16,005
Change in fair value of investments, net	329	1,339	(575)	(786)
Total other income, net	6,126	8,741	10,427	15,219
Net loss	$(106,634)	$(101,255)	$(202,865)	$(215,584)
Net loss per share, basic and diluted	$(0.80)	$(0.98)	$(1.61)	$(2.08)
Weighted average shares outstanding, basic and diluted	133,480	103,732	126,057	103,617
Other comprehensive loss:
Unrealized (loss) gain on marketable securities	(790)	(404)	(2,062)	48
Comprehensive loss	$(107,424)	$(101,659)	$(204,927)	$(215,536)

See notes to condensed consolidated financial statements.

INTELLIA THERAPEUTICS, INC.

Condensed Consolidated Statements of Stockholders’ Equity (unaudited)

(Amounts in thousands except share data)

			Additional	Accumulated Other		Total
	Common		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2025	116,317,060	$12	$3,260,444	$1,032	$(2,590,094)	$671,394
Issuance of common stock through at-the-market offerings, net of issuance costs of $222	2,612,344	-	33,569	-	-	33,569
Vesting of restricted stock units	1,518,117	-	-	-	-	-
Stock-based compensation	-	-	13,479	-	-	13,479
Other comprehensive income (loss) - unrealized loss on marketable securities	-	-	-	(1,272)	-	(1,272)
Net loss	-	-	-	-	(96,231)	(96,231)
Balance at March 31, 2026	120,447,521	12	3,307,492	(240)	(2,686,325)	620,939
Issuance of common stock through follow-on public offering	19,255,815	2	194,578	-	-	194,580
Exercise of stock options	1,250	-	16	-	-	16
Vesting of restricted stock units	119,401	-	-	-	-	-
Issuance of shares under employee stock purchase plan	194,213	-	1,520	-	-	1,520
Stock-based compensation	-	-	18,075	-	-	18,075
Other comprehensive income (loss) - unrealized loss on marketable securities	-	-	-	(790)	-	(790)
Net loss	-	-	-	-	(106,634)	(106,634)
Balance at June 30, 2026	140,018,200	$14	$3,521,681	$(1,030)	$(2,792,959)	$727,706

			Additional	Accumulated Other		Total
	Common		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity

Balance at December 31, 2024	102,029,594	$10	$3,048,741	$605	$(2,177,400)	$871,956
Vesting of restricted stock units	1,510,091	-	-	-	-	-
Stock-based compensation	-	-	21,840	-	-	21,840
Other comprehensive income (loss) - unrealized gain on marketable securities	-	-	-	452	-	452
Net loss	-	-	-	-	(114,329)	(114,329)
Balance at March 31, 2025	103,539,685	10	3,070,581	1,057	(2,291,729)	779,919
Issuance of common stock through at-the-market offerings, net of issuance costs of $0	1,459,257	-	13,722	-	-	13,722
Vesting of restricted stock units	176,579	-	-	-	-	-
Issuance of shares under employee stock purchase plan	155,172	-	1,237	-	-	1,237
Stock-based compensation	-	-	22,036	-	-	22,036
Other comprehensive income (loss) - unrealized loss on marketable securities	-	-	-	(404)	-	(404)
Net loss	-	-	-	-	(101,255)	(101,255)
Balance at June 30, 2025	105,330,693	$10	$3,107,576	$653	$(2,392,984)	$715,255

See notes to condensed consolidated financial statements.

INTELLIA THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows (unaudited)

(Amounts in thousands)

	Six Months Ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(202,865)	$(215,584)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,284	4,972
Loss on disposal of property and equipment	153	-
Stock-based compensation	31,554	43,876
Accretion of investment discounts	(1,149)	(3,947)
Change in fair value of investments, net	575	786
Changes in operating assets and liabilities:
Accounts receivable	2,147	(2,836)
Prepaid expenses and other current assets	(14,391)	5,373
Operating lease right-of-use assets	17,918	16,151
Other assets	538	(24,415)
Accounts payable	(8,506)	(4,431)
Accrued expenses	(5,591)	(13,583)
Deferred revenue	(7,290)	(9,224)
Operating lease liabilities	(17,836)	(45,690)
Net cash used in operating activities	(200,459)	(248,552)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,888)	(974)
Proceeds from sale of property and equipment	90	-
Purchases of marketable securities	(267,358)	(138,809)
Sales and maturities of marketable securities	193,894	341,021
Net cash (used in) provided by investing activities	(75,262)	201,238

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock through follow-on public offering	194,580	-
Net proceeds from issuance of common stock through at-the-market offerings	33,569	13,415
Proceeds from options exercised	16	-
Issuance of shares through employee stock purchase plan	1,520	1,237
Net cash provided by financing activities	229,685	14,652
Net decrease in cash, cash equivalents and restricted cash equivalents	(46,036)	(32,662)
Cash, cash equivalents and restricted cash equivalents, beginning of period	167,568	202,787
Cash, cash equivalents and restricted cash equivalents, end of period	$121,532	$170,125

Reconciliation of cash, cash equivalents and restricted cash equivalents to condensed consolidated balance sheet:
Cash and cash equivalents	$106,128	$156,172
Restricted cash equivalents, included in investments and other assets	15,404	13,953
Total cash, cash equivalents and restricted cash equivalents	$121,532	$170,125

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Purchases of property and equipment unpaid at period end	$57	$-
Reduction of right-of-use assets from remeasurement of lease liabilities	2,083	61,917
Proceeds from at-the-market offerings unpaid at period end	-	307

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

For over a decade, Intellia has applied its proprietary technologies and expertise, including CRISPR-based gene editing technologies, oligonucleotides, and lipid nanoparticles (“LNPs”), to develop novel, first-in-class product candidates. This includes the development of lonvoguran ziclumeran (“lonvo-z,” previously referred to as NTLA-2002) for the treatment of hereditary angioedema (“HAE”) and nexiguran ziclumeran (“nex-z,” previously referred to as NTLA-2001) for the treatment of transthyretin (“ATTR”) amyloidosis. These lead product candidates are the first in vivo genome editing product candidates to advance into Phase 3 clinical development. These systemically administered CRISPR-based candidates are designed to address diseases with high unmet need with a single intravenous (“IV”) infusion that is administered in an outpatient setting. In April 2026, the Company reported positive topline data from the global Phase 3 HAELO clinical trial of lonvo-z in HAE, and preparations are underway for the planned commercial launch of lonvo-z in the first half of 2027, if approved.

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

Liquidity

Since its inception through June 30, 2026, the Company has funded its operations through its initial public offering (“IPO”) and concurrent private placements, follow-on public offerings, at-the-market offerings and the sale of convertible preferred stock, as well as through its collaboration agreements. The Company expects that its cash, cash equivalents and marketable securities as of June 30, 2026 will enable the Company to fund its ongoing operating expenses and capital expenditure requirements for at least the twelve-month period following the issuance of these condensed consolidated financial statements.

2. Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies,” to the consolidated financial statements included in its Annual Report for the year ended December 31, 2025. There have been no material changes to these policies in the six months ended June 30, 2026.

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

3. Marketable Securities

The following table summarizes the Company’s available-for-sale marketable securities:

	June 30, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Marketable securities:
U.S. Treasury and other government-backed securities	$276,496	$5	$(856)	$275,645
Financial institution debt securities	168,935	74	(225)	168,784
Corporate debt securities	77,825	71	(99)	77,797
Total	$523,256	$150	$(1,180)	$522,226

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Marketable securities:
U.S. Treasury and other government-backed securities	$220,790	$345	$(18)	$221,117
Financial institution debt securities	146,375	458	(18)	146,815
Corporate debt securities	81,478	266	(6)	81,738
Total	$448,643	$1,069	$(42)	$449,670

The amortized cost of available-for-sale securities is adjusted for amortization of premiums and accretion of discounts to maturity. There were no material realized gains or losses in the six months ended June 30, 2026 or the year ended December 31, 2025. The Company did not reclassify any amounts out of accumulated other comprehensive (loss) income during these periods. The Company generally does not intend to sell any investments prior to recovery of their amortized cost basis for any investment in an unrealized loss position. As such, the Company has classified these losses as temporary in nature.

The Company’s available-for-sale securities that are classified as short-term marketable securities in the condensed consolidated balance sheets mature within one year or less as of the balance sheet date. Available-for-sale securities that are classified as noncurrent in the condensed consolidated balance sheets are those that mature after one year but within five years from the balance sheet date and that the Company does not intend to dispose of within the next twelve months. At June 30, 2026 and December 31, 2025, the Company did not hold any marketable securities that matured beyond five years of the balance sheet date.

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

The Company’s financial assets recognized at fair value on a recurring basis consisted of the following:

	June 30, 2026
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Cash equivalents and restricted cash equivalents	$78,641	$78,641	$-	$-
Marketable securities:
U.S. Treasury and other government-backed securities	275,645	184,124	91,521	-
Financial institution debt securities	168,784	-	168,784	-
Corporate debt securities	77,797	-	77,797	-
Total marketable securities	522,226	184,124	338,102	-
Investment in Kyverna Therapeutics, Inc.	10,459	10,459	-	-
Total assets	$611,326	$273,224	$338,102	$-

	December 31, 2025
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Cash equivalents and restricted cash equivalents	$92,263	$92,263	$-	$-
Marketable securities:
U.S. Treasury and other government-backed securities	221,117	150,852	70,265	-
Financial institution debt securities	146,815	-	146,815	-
Corporate debt securities	81,738	-	81,738	-
Total marketable securities	449,670	150,852	298,818	-
Investment in Kyverna Therapeutics, Inc.	11,034	11,034	-	-
Total assets	$552,967	$254,149	$298,818	$-

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

5. Accrued Expenses

Accrued expenses consisted of the following:

	June 30,	December 31,
	2026	2025
	(In thousands)
Accrued research and development	$12,567	$17,366
Employee compensation and benefits	14,424	23,072
Accrued legal and professional expenses	4,557	2,242
Accrued other	12,786	7,182
Total accrued expenses	$44,334	$49,862

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

Gonzalez v. Intellia Therapeutics, Inc.

On February 11, 2025, a purported stockholder of the Company filed a lawsuit, captioned Gonzalez v. Intellia Therapeutics, Inc., No. 1:25-cv-01353 (D. Mass.), in the U.S. District Court for the District of Massachusetts against the Company and certain of its officers (the “defendants”) on behalf of a putative class of stockholders who purchased Company shares from July 30, 2024 through January 8, 2025. On May 26, 2025, the court entered an order appointing co-lead plaintiffs and, on July 23, 2025, co-lead plaintiffs filed an amended complaint. The amended complaint alleged claims under Sections 10(b) and 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934 (the “Exchange Act”) premised upon statements relating to the Company’s NTLA-3001 program and the demand for viral-based editing. On September 8, 2025, the defendants filed a motion to dismiss the amended complaint. On January 14, 2026, the court held a hearing on the motion to dismiss, and the court fully granted the defendants’ motion to dismiss on June 18, 2026, which decision the plaintiffs did not appeal.

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

During the three and six months ended June 30, 2026, except as noted above, there have been no material changes to any outstanding litigation, nor is the Company a party to any material new litigation.

License and Other Agreements

The Company is party to license and other agreements, which may include contingent payments. These payments could include up to $130.0 million related to Rewrite Therapeutics, Inc. (“Rewrite”), including $100.0 million upon achievement of a regulatory approval milestone and $30.0 million upon achievement of pre-specified research milestones. As of June 30, 2026, the satisfaction and timing of the contingent payments is uncertain and not reasonably estimable.

7. Collaborations and Other Arrangements

To accelerate the development and commercialization of gene editing products in multiple therapeutic areas, the Company has formed, and intends to seek other opportunities to form, strategic alliances with collaborators who can augment its leadership in CRISPR/Cas9 therapeutic development. As of June 30, 2026 and December 31, 2025, the Company’s accounts receivable and contract liabilities were related to its collaboration with Regeneron Pharmaceuticals, Inc. (“Regeneron”).

The following table presents changes in the Company’s accounts receivable and contract liabilities (in thousands):

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Six months ended June 30, 2026
Accounts receivable	$9,468	$15,501	$(17,648)	$7,321
Contract liabilities - deferred revenue	$7,290	$-	$(7,290)	$-

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Six months ended June 30, 2025
Accounts receivable	$8,517	$20,439	$(17,603)	$11,353
Contract liabilities - deferred revenue	$38,917	$1,079	$(10,303)	$29,693

The Company recognized the following revenues as a result of changes in the contract liability balance (in thousands):

	Six Months Ended June 30,
Revenue recognized in the period from:	2026	2025
Amounts included in the contract liability at the beginning of the period	$7,290	$10,245

The Company has not incurred significant expenses to obtain collaboration agreements and costs to fulfill those contracts do not generate or enhance resources of the Company. As such, no costs to obtain or fulfill a contract have been capitalized in any period.

Regeneron Pharmaceuticals, Inc.

In April 2016, the Company entered into a license and collaboration agreement with Regeneron (as amended from time to time, the “2016 Regeneron Agreement”), which consisted of a product development component and a technology collaboration component. In October 2023, Regeneron exercised its one-time option to extend the term of the technology collaboration until April 2026, in exchange for a nonrefundable payment of $30.0 million that was paid in April 2024. The Company recognized $0.6 million and $5.8 million of collaboration revenue in the three and six months ended June 30, 2026, respectively, and $5.0 million and $10.1 million during the three and six months ended June 30, 2025, respectively, in the condensed consolidated statements of operations and comprehensive loss related to the 2016 Regeneron Agreement.

In 2018, the Company entered into a co-development and co-promotion (“Co/Co”) agreement with Regeneron for ATTR amyloidosis (the “ATTR Co/Co”). In May 2020, the Company entered into co-development and co-funding agreements for the treatment of hemophilia A and hemophilia B (the “Hemophilia A Co/Co” and the “Hemophilia B Co/Co” agreements). The Hemophilia B Co/Co ended in September 2024. The Company recognized $6.6 million and $15.0 million of collaboration revenue in the three and six months ended June 30, 2026, respectively, and $7.9 million and $14.9 million of collaboration revenue in the three and six months ended June 30, 2025, respectively, primarily representing payments due from Regeneron pursuant to the ATTR Co/Co agreement. The Company did not incur material costs related to the Hemophilia A Co/Co agreement during the three and six months ended June 30, 2026 and 2025. Since December 31, 2025, there have been no material changes to the key terms of the 2016 Regeneron Agreement, ATTR Co/Co or Hemophilia A Co/Co.

As of June 30, 2026 and December 31, 2025, the Company had accounts receivable of $7.3 million and $9.5 million, respectively, related to the Regeneron agreements. The Company had no deferred revenue as of June 30, 2026, and deferred revenue of $7.3 million as of December 31, 2025, related to the Regeneron agreements.

Other Agreements

The Company has existing license and collaboration agreements with AvenCell Therapeutics, Inc. (“AvenCell”), Kyverna, and ONK Therapeutics, Ltd. (“ONK”). Since December 31, 2025, there have been no material changes to the key terms of the AvenCell, Kyverna and ONK license and collaboration agreements. The Company had no material revenue from these collaborations during the three and six months ended June 30, 2026 and 2025.

8. Investments and Other Assets

Investments and other assets consisted of the following:

	June 30,	December 31,
	2026	2025
	(In thousands)
Investment in Kyverna	$10,459	$11,034
Other investments	11,424	11,424
Restricted cash equivalents, long-term	15,404	12,104
Prepaid expenses and other assets, long-term	438	978
Total investments and other assets	$37,725	$35,540

Kyverna Therapeutics, Inc.

As of June 30, 2026 and December 31, 2025, the Company’s investment in Kyverna is valued at $10.5 million and $11.0 million, respectively. The Company recognized an unrealized gain of $0.3 million and an unrealized loss of $0.6 million, respectively, recorded within “change in fair value of investments, net” in the condensed consolidated statements of operations and comprehensive loss during the three and six months ended June 30, 2026, associated with changes in the fair value of Kyverna’s common stock. The Company recognized an unrealized gain of $1.3 million and an unrealized loss of $0.8 million, respectively, recorded within “change in fair value of investments, net” in the condensed consolidated statements of operations and comprehensive loss during the three and six months ended June 30, 2025, associated with changes in the fair value of Kyverna’s common stock.

Other Investments

The Company’s other investments consist of investments in private companies including SparingVision SAS (“SparingVision”) and AvenCell, both of which are accounted for under ASC 321, Investments in Equity Securities (“ASC 321”), using the measurement alternative at cost minus impairment, adjusted for changes in observable prices. The carrying value of the Company’s investments in SparingVision and AvenCell included within “Other investments” in the table above were $3.5 million and $7.9 million, respectively, as of June 30, 2026. There was no change in the carrying value of these investments from December 31, 2025.

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

The initial term of the Tech Square Lease is twelve years and three months beginning in September 2026 (the “Rent Commencement Date”). The Company’s obligation to pay rent will start in December 2026. The Company has an option to extend the Tech Square Lease for an additional term of five years. As of the Rent Commencement Date, the base rent under the Tech Square Lease will be $108.00 per square foot per year, plus certain operating expenses, and taxes. The base rent is subject to scheduled annual increases of 3% in July of each rent year. In addition, the Company is entitled to receive up to $410.00 per square foot of tenant improvement allowances. The Company has recorded $51.4 million of prepaid rent related to the Tech Square Lease within “Prepaid expenses and other current assets” in the condensed consolidated balance sheet as of June 30, 2026.

In April 2026, as part of its efforts to streamline its real estate portfolio, the Company amended its lease for 130 Brookline Street in Cambridge, Massachusetts to shorten the term from mid-2031 to December 31, 2026, in exchange for a $3.9 million fee payable in two equal installments, due in July 2026 and January 2027. This transaction resulted in a reduction of the 130 Brookline Street right-of-use asset from the remeasurement of the lease liability of approximately $2.1 million.

The table below reconciles the undiscounted cash flows for each of the next five years and total of the remaining years to the operating lease liabilities recorded in the condensed consolidated balance sheet as of June 30, 2026:

Future Operating Lease Payments
(in thousands)
Remainder of 2026	$13,410
2027	24,315
2028	13,813
2029	10,787
2030	11,108
Thereafter	13,391
Total lease payments	$86,824
Less: imputed interest	(13,414)
Total operating lease liabilities at June 30, 2026	$73,410

Excluded from the Future Operating Lease Payments table above is $189.1 million related to the Tech Square Lease, which had not yet commenced as of June 30, 2026. The Tech Square Lease is expected to commence in the third quarter of 2026.

10. Stock-Based Compensation

Stock-based compensation expense is classified in the condensed consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands)
Research and development	$9,443	$14,059	$17,025	$26,685
General and administrative	8,632	7,977	14,529	17,191
Total	$18,075	$22,036	$31,554	$43,876

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

In June 2025, the Company adopted the 2025 Equity Incentive Plan (the “2025 Plan”). The 2025 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, RSAs, RSUs, unrestricted stock awards, cash-based awards and dividend equivalent rights. Recipients of incentive stock options and non-qualified stock options are eligible to purchase shares of the Company’s common stock at an exercise price equal to the fair value of such stock on the grant date. The Company no longer grants any awards under the 2015 Plan. The shares of common stock underlying any awards that are forfeited, cancelled, or otherwise terminated, other than by exercise, under the 2025 Plan and the 2015 Plan will be added back to the shares of common stock available for issuance under the 2025 Plan. As of June 30, 2026, there were 9,693,127 shares available for future issuance under the 2025 Plan.

In June 2024, the Company adopted the 2024 Inducement Plan, which was amended in December 2025 (as amended, the “Inducement Plan”). The Inducement Plan provides for the grant of non-qualified stock options, stock appreciation rights, RSAs, RSUs, unrestricted stock awards and dividend equivalent rights to individuals who are not employed by the Company. Recipients of non-qualified stock options are eligible to purchase shares of the Company’s common stock at an exercise price equal to the fair value of such stock on the grant date. At June 30, 2026, 1,249,456 shares were available for issuance under the Inducement Plan.

Restricted Stock Units

The following table summarizes the Company’s RSU activity for the six months ended June 30, 2026:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested restricted stock units as of December 31, 2025	5,196,121	$22.80
Granted	3,233,769	14.51
Vested	(1,637,518)	24.69
Cancelled	(374,201)	33.85
Unvested restricted stock units as of June 30, 2026	6,418,171	$17.50

The weighted-average grant date fair value of all RSUs granted during the three and six months ended June 30, 2026 was $13.26 and $14.51, respectively. The total fair value of RSUs vested (measured on the date of vesting) for the three and six months ended June 30, 2026 was $1.6 million and $15.5 million, respectively. The weighted-average grant date fair value of all RSUs granted during the three and six months ended June 30, 2025 was $8.10 and $10.49, respectively. The total fair value of RSUs vested (measured on the date of vesting) for the three and six months ended June 30, 2025 was $1.4 million and $18.9 million, respectively.

As of June 30, 2026, there was $62.6 million of unrecognized stock-based compensation expense related to all RSUs that are expected to vest. These costs are expected to be recognized over a weighted average remaining vesting period of 1.77 years.

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

In the six months ended June 30, 2026, the Company granted 2,978,441 RSUs with a service condition to new and existing employees and non-employee directors, which have the potential to vest over a period of approximately three years. The weighted average grant date fair value of these RSUs was $13.66.

Unvested restricted stock units as of June 30, 2026 in the table above includes 5,331,704 RSUs that are service-based.

Restricted Stock Units - Market Awards

The Company awards market-based RSUs to senior executives which have the potential to vest after a period of three years, with a vesting start date of January 1 in the year of grant, and the number of shares to be delivered will depend on the Company’s Total Shareholder Return (“TSR”), a market condition, over that period relative to a defined group of biotechnology companies. The number of market-based RSUs granted in the six months ended June 30, 2026 was 255,328 and their grant date fair value, calculated using a Monte Carlo valuation model, was $24.43. The following assumptions were used to determine the grant date fair value for the six months ended June 30, 2026: risk free interest rate: 3.4%; expected volatility: 80.9%. The expected term for these grants was approximately 3.0 years; the expected dividend yield was 0.0%.

Unvested restricted stock units as of June 30, 2026 in the table above includes 713,805 RSUs that are market-based.

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

There were no PSUs with a relative TSR modifier granted in the six months ended June 30, 2026. Unvested restricted stock units as of June 30, 2026 in the table above includes 352,662 PSUs with a TSR multiplier.

Stock Options

The weighted average grant date fair value of options, estimated as of the grant date using the Black-Scholes option pricing model, was $9.07 and $9.90 per option for those options granted during the three and six months ended June 30, 2026, respectively. The weighted average grant date fair value of options, estimated as of the grant date using the Black-Scholes option pricing model, was $5.74 and $6.79 per option for those options granted during the three and six months ended June 30, 2025, respectively. Weighted average assumptions used to apply this pricing model were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Risk-free interest rate	4.3%	4.1%	3.7%	4.1%
Expected term	5.5 years	5.5 years	5.9 years	5.9 years
Expected volatility of underlying stock	82.4%	79.4%	83.6%	75.8%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

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

The following is a summary of stock option activity for the six months ended June 30, 2026:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding at December 31, 2025	5,173,766	$39.98	5.97	$50
Granted	824,581	13.68
Exercised	(1,250)	13.40
Forfeited	(276,381)	32.45
Outstanding at June 30, 2026	5,720,716	$36.56	6.11	$11,854
Exercisable at June 30, 2026	4,328,122	$43.64	5.12	$6,429

The total intrinsic value (the amount by which the fair market value exceeded the exercise price) of stock options exercised during the three and six months ended June 30, 2026 was not material. There were no options exercised during the three and six months ended June 30, 2025.

As of June 30, 2026, there was $9.0 million of unrecognized compensation cost related to stock options that have not yet vested, which are expected to be recognized over a weighted average remaining vesting period of 1.3 years.

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

As of June 30, 2026, there were 1,330,666 shares available for future issuance under the 2016 Plan. The number of shares reserved for issuance under the 2016 Plan was increased on January 1, 2026 by 500,000 shares of common stock.

During the six months ended June 30, 2026 and 2025 the Company issued 194,213 and 155,172 shares of common stock, respectively, under the 2016 Plan. The weighted-average purchase prices of shares issued under the 2016 Plan were $7.83 and $7.97 per share for the six-month periods ended June 30, 2026 and 2025, respectively.

The fair value of shares under the 2016 Plan was estimated at the beginning of the offering period using a Black-Scholes option-pricing model with the following assumptions:

	Three and Six Months Ended June 30,
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

Basic and diluted loss per share was calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands)
Net loss	$(106,634)	$(101,255)	$(202,865)	$(215,584)
Weighted average shares outstanding, basic and diluted	133,480	103,732	126,057	103,617
Net loss per share, basic and diluted	$(0.80)	$(0.98)	$(1.61)	$(2.08)

The following common stock equivalents were excluded from the calculation of diluted loss per share because their inclusion would have been anti-dilutive:

	Three and Six Months Ended June 30,
	2026	2025
	(In thousands)
Unvested restricted stock units	6,418	5,282
Stock options	5,721	5,442
	12,139	10,724

12. Stockholders’ Equity

Follow-on Public Offering

On April 28, 2026, the Company entered into an underwriting agreement related to a follow-on public offering of 16,744,187 shares of its common stock at a public offering price of $10.75 per share. Pursuant to the underwriting agreement, the Company granted a 30-day option to purchase up to an additional 2,511,628 shares of its common stock at the public offering price, less underwriting discounts and commissions. The option was exercised in full on April 29, 2026. The offering closed on April 30, 2026, for aggregate net proceeds of $194.6 million after deducting underwriting discounts and commissions.

At-the-Market Offering Programs

2022 Sale Agreement

In 2022, the Company entered into an Open Market Sale Agreement (the “2022 Sale Agreement”) with Jefferies LLC (“Jefferies”), under which Jefferies was able to offer and sell, from time to time in “at-the-market” offerings, shares of the Company’s common stock having aggregate gross proceeds of up to $400.0 million. In February 2024, the Company entered into an amendment to the 2022 Sale Agreement to increase the size of the at-the-market offering program from $400.0 million to $750.0 million. In March 2026, the Company entered into Amendment No. 2 to the 2022 Sale Agreement (the “2022 Sale Agreement, as amended”) to increase the size of the at-the-market offering program from $750.0 million to $1,035.3 million. The Company agreed to pay cash commissions of up to 3.0% of the gross proceeds of sales of common stock under the 2022 Sale Agreement, as amended. Through June 30, 2026, the Company issued 28,925,501 shares of its common stock under the 2022 Sale Agreement, as amended. During the six months ended June 30, 2026, the Company issued 2,612,344 shares of its common stock, in a series of sales, at an average price of $13.21 per share, in accordance with the 2022 Sale Agreement, as amended, for aggregate net proceeds of $33.6 million, after commissions and offering costs. During the six months ended June 30, 2025, the Company issued 1,459,257 shares of its common stock, in a series of sales, at an average price of $9.64 per share, in accordance with the 2022 Sale Agreement, as amended, for aggregate net proceeds of $13.7 million, after payment of cash commissions. As of June 30, 2026, $368.5 million in shares of common stock remain eligible for sale under the 2022 Sale Agreement, as amended.

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

The following table summarizes the reportable segment’s financial information:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Collaboration revenue	$7,659	$14,245	$22,707	$30,872
Less:
Research and development:
External development expenses - nex-z	18,268	23,958	38,512	47,088
External development expenses - lonvo-z	9,569	12,053	17,711	22,721
Other research and development (1)	54,758	61,024	107,109	135,653
Total research and development	82,595	97,035	163,332	205,462
General and administrative (2)	37,824	27,206	72,667	56,213
Interest income	(5,797)	(7,402)	(11,002)	(16,005)
Other segment information (3)	(329)	(1,339)	575	786
Segment and consolidated net loss	$(106,634)	$(101,255)	$(202,865)	$(215,584)
(1)
Includes unallocated research and development expenses, including stock-based compensation of $9.4 million and $17.0 million for the three and six months ended June 30, 2026, respectively, and $14.1 million and $26.7 million for the three and six months ended June 30, 2025, respectively, as disclosed within Note 10, “Stock-Based Compensation.”
(2)
Includes stock-based compensation of $8.6 million and $14.5 million for the three and six months ended June 30, 2026, respectively, and $8.0 million and $17.2 million for the three and six months ended June 30, 2025, respectively, as disclosed within Note 10, “Stock-Based Compensation.”
(3)
Includes change in fair value of investments as disclosed in the Company’s condensed consolidated statements of operations and comprehensive loss.

Depreciation and amortization expense totaled $2.1 million and $4.3 million for the three and six months ended June 30, 2026, respectively, and $2.5 million and $5.0 million for the three and six months ended June 30, 2025, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Information

This Quarterly Report on Form 10-Q contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may be identified by such forward-looking terminology as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. Our forward-looking statements are based on a series of expectations, assumptions, estimates and projections about our company, are not guarantees of future results or performance and involve substantial risks and uncertainty. We may not actually achieve the plans, intentions or expectations disclosed in these forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in these forward-looking statements. Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including the risks and uncertainties inherent in our statements regarding:

•
our ability to execute our planned commercial launch of lonvoguran ziclumeran (“lonvo-z,” previously referred to as NTLA-2002), our program for the treatment of hereditary angioedema (“HAE”), including that the U.S. Food and Drug Administration (“FDA”) will accept our submission of a biologics license application (“BLA”) seeking approval for lonvo-z in the second half of 2026, we expect to receive approval to market lonvo-z, and we plan to launch lonvo-z in the U.S. in the first half of 2027, or the success of such program;
•
our ability to execute our clinical study strategy for nexiguran ziclumeran (“nex-z,” previously referred to as NTLA-2001), our program for the treatment of transthyretin (“ATTR”) amyloidosis, including our ability to complete enrollment in MAGNITUDE-2 in the second half of 2026, and our ability to successfully complete the MAGNITUDE and MAGNITUDE-2 Phase 3 studies, or the success of such program;
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

For over a decade, we have applied our proprietary technologies and expertise, including CRISPR-based gene editing technologies, oligonucleotides, and lipid nanoparticles (“LNPs”), to develop novel, first-in-class product candidates. This includes the development of lonvoguran ziclumeran (“lonvo-z,” previously referred to as NTLA-2002) for the treatment of hereditary angioedema (“HAE”) and nexiguran ziclumeran (“nex-z,” previously referred to as NTLA-2001) for the treatment of transthyretin (“ATTR”) amyloidosis. These lead product candidates are the first in vivo genome editing product candidates to advance into Phase 3 clinical development. These systemically administered CRISPR-based candidates are designed to address diseases with high unmet need with a single intravenous (“IV”) infusion that is administered in an outpatient setting. In April 2026, we reported positive topline data from the global Phase 3 HAELO clinical trial of lonvo-z in HAE, and preparations are underway for the planned commercial launch of lonvo-z in the first half of 2027, if approved.

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

Our strategy is to (1) advance the clinical development of our lead CRISPR-based product candidates, (2) build and leverage a fully integrated commercial-stage infrastructure, (3) expand our pipeline utilizing our expertise and proprietary technologies, and (4) collaborate with partners to expand our technology reach and maximize our return on investment. All of our revenue to date has been collaboration revenue. Since our inception and through June 30, 2026, we have funded our operations through our initial public offering (“IPO”), private placements, follow-on public offerings, at-the-market offerings, the sale of convertible preferred stock and through our collaboration agreements.

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

In April 2026, we announced positive topline results from the global Phase 3 HAELO clinical trial. In June 2026, we reported additional data in a late-breaking oral session at the European Academy of Allergy & Clinical Immunology Annual Congress 2026 and in a manuscript published in the New England Journal of Medicine. The trial met its primary endpoint. For the six-month efficacy evaluation period (weeks 5 to 28), a one-time infusion of lonvo-z reduced attacks by 87% versus placebo, with a mean monthly attack rate of 0.26 in the lonvo-z arm compared with 2.10 in the placebo arm (p<0.0001). The trial met all of its key secondary endpoints with statistical significance (p<0.0001). These included: 62% of patients were entirely attack free and therapy free in the lonvo-z arm for the six-month efficacy evaluation period, compared with 11% of patients in the placebo arm; the mean monthly rate of attacks requiring on-demand treatment was 0.19 in the lonvo-z arm for the six-month efficacy evaluation period, compared with 1.79 in the placebo arm; the mean monthly rate of moderate/severe attacks was 0.11 in the lonvo-z arm for the six-month efficacy evaluation period, compared with 1.23 in the placebo arm; and the change in Angioedema Quality of Life (“AE-QoL”) total score was -23.51 in the lonvo-z arm from baseline to Week 28, compared with -6.47 in the placebo arm. Additionally, all patients in the lonvo-z arm experienced attack-rate reductions from baseline compared with weeks 5 to 28; attack-rate reductions were observed for all evaluated subgroups; and all patients who received lonvo-z at baseline or in crossover after week 28 remained free from long-term prophylaxis therapy as of the February 10, 2026 data cutoff. Favorable safety and tolerability data were observed for lonvo-z. The most common treatment emergent adverse events (“TEAEs”) were infusion-related reactions, headache, fatigue, back pain, and upper respiratory tract infection. All TEAEs reported were mild or moderate (Grade 1 or Grade 2) and there were no serious adverse events observed in the lonvo-z arm.

We significantly advanced our launch readiness activities in recent months, including finalizing our field medical, reimbursement and strategic accounts teams and engaging with HAE treatment centers around the U.S. In April 2026, we announced the initiation of a rolling biologics license application (“BLA”) to the U.S. Food and Drug Administration (“FDA”) for lonvo-z. We expect the FDA to accept our submission in the second half of 2026. If approved, we plan to launch lonvo-z commercially in the first half of 2027.

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

Nex-z Clinical Program

Intellia has advanced enrollment in its MAGNITUDE and MAGNITUDE-2 Phase 3 clinical trials of nex-z in ATTR amyloidosis with cardiomyopathy (“ATTR-CM”) and hereditary ATTR amyloidosis with polyneuropathy (“ATTRv-PN”), respectively. We remain on track to complete patient enrollment in MAGNITUDE-2 in the second half of 2026.

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

In January 2026, we announced that the FDA lifted the clinical hold on the IND for MAGNITUDE-2 for patients with ATTRv-PN. In March 2026, we announced that the FDA lifted the clinical hold on the IND for MAGNITUDE for patients with ATTR-CM. Patient enrollment is advancing in both trials.

In August 2026 we announced that, together with Regeneron Pharmaceuticals, Inc. (“Regeneron”) and other external experts, we recently conducted a comprehensive genomic analysis of more than 600 patient samples across nex-z clinical trials. The analysis revealed that the highest observed liver transaminase elevations were in patients carrying one specific human leukocyte antigen (“HLA”) allele. As we engage with the FDA regarding this finding, we will provide HLA genotyping results to investigators and patients enrolled or entering screening in the ongoing nex-z Phase 3 trials.

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

We remain on track to complete patient enrollment in MAGNITUDE-2 in the second half of 2026.

Collaborations and Other Arrangements

In order to treat—and potentially cure—a broader range of severe diseases, we and our collaboration partners are advancing the development of additional clinical and preclinical product candidates. Throughout our history, we have leveraged collaborations to expand and accelerate the development of product candidates. Our current relationships include our collaboration with Regeneron and other research collaborations focused on the development of product candidates. See Note 7, “Collaborations and Other Arrangements” of our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for additional information related to the terms of the agreements between us and our collaborators.

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

Other Income (Expense), Net

During the three and six months ended June 30, 2026 and 2025, other income (expense), net consists of interest income earned on our cash, cash equivalents, restricted cash equivalents and marketable securities and change in the fair value of our investments.

Results of Operations

The following discussion of the financial condition and results of operations should be read in conjunction with the accompanying condensed consolidated financial statements and the related footnotes thereto.

Comparison of Three Months Ended June 30, 2026 and 2025

The following table summarizes our results of operations:

	Three Months Ended June 30,		Period-to-
	2026	2025	Period Change
	(In thousands)
Collaboration revenue	$7,659	$14,245	$(6,586)
Operating expenses:
Research and development	82,595	97,035	(14,440)
General and administrative	37,824	27,206	10,618
Total operating expenses	120,419	124,241	(3,822)
Operating loss	(112,760)	(109,996)	(2,764)
Other income, net:
Interest income	5,797	7,402	(1,605)
Change in fair value of investments, net	329	1,339	(1,010)
Total other income, net	6,126	8,741	(2,615)
Net loss	$(106,634)	$(101,255)	$(5,379)

Collaboration Revenue

Collaboration revenue decreased by $6.6 million during the three months ended June 30, 2026, as compared to the three months ended June 30, 2025. The decrease in collaboration revenue is primarily due to reductions in revenue under the 2016 Regeneron Agreement and the ATTR Co/Co.

Research and Development

Research and development expenses decreased by $14.4 million during the three months ended June 30, 2026, as compared to the three months ended June 30, 2025.

The following table summarizes our research and development expenses, together with the changes in those items in dollars and the respective percentages of change:

	Three Months Ended June 30,		Period-to-	Percent
	2026	2025	Period Change	Change
	(In thousands)
External development expenses by program:
Nex-z	$18,268	$23,958	$(5,690)	-24%
Lonvo-z	9,569	12,053	(2,484)	-21%
Unallocated research and development expenses:
Employee-related expenses	23,377	21,432	1,945	9%
Research materials and contracted services	5,132	8,106	(2,974)	-37%
Facility-related expenses	15,579	16,502	(923)	-6%
Stock-based compensation	9,443	14,059	(4,616)	-33%
Other	1,227	925	302	33%
Total research and development expenses	$82,595	$97,035	$(14,440)	-15%

The decrease in research and development expenses for the three months ended June 30, 2026 compared to the three months ended June 30, 2025 was primarily attributable to:

•
a $5.7 million decrease in external costs related to the development of nex-z, one of our lead product candidates, primarily due to a decrease in spend on contracted services and consulting fees;

•
a $2.5 million decrease in external costs related to the development of lonvo-z, one of our lead product candidates, primarily due to a decrease in spend on drug components and contracted services, offset in part by an increase in consulting fees;
•
a $1.9 million increase in employee-related expenses driven primarily by increased employee headcount in 2026, offset in part by a decrease in consulting fees;
•
a $3.0 million decrease in research materials and contracted services driven primarily by a decrease in spend on drug components;
•
a $0.9 million decrease in facility-related expenses primarily related to a decrease in rent expense allocated to research and development; and
•
a $4.6 million decrease in stock-based compensation driven by lower grant date fair values of share-based awards granted in the current period.

General and Administrative

General and administrative expenses increased by $10.6 million during the three months ended June 30, 2026, as compared to the three months ended June 30, 2025. This increase is primarily related to increased legal expenses, compensation, and consulting costs associated with the continued buildout of a commercial function.

Other Income, Net

The decrease in other income, net of $2.6 million is primarily related to a $1.6 million decrease in interest income and a $1.0 million decrease in income due to the change in fair value of our investment.

Comparison of Six Months Ended June 30, 2026 and 2025

The following table summarizes our results of operations:

	Six Months Ended June 30,		Period-to-
	2026	2025	Period Change
	(In thousands)
Collaboration revenue	$22,707	$30,872	$(8,165)
Operating expenses:
Research and development	163,332	205,462	(42,130)
General and administrative	72,667	56,213	16,454
Total operating expenses	235,999	261,675	(25,676)
Operating loss	(213,292)	(230,803)	17,511
Other income, net:
Interest income	11,002	16,005	(5,003)
Change in fair value of investments, net	(575)	(786)	211
Total other income, net	10,427	15,219	(4,792)
Net loss	$(202,865)	$(215,584)	$12,719

Collaboration Revenue

Collaboration revenue decreased by $8.2 million to $22.7 million during the six months ended June 30, 2026, as compared to $30.9 million during the six months ended June 30, 2025. The decrease in collaboration revenue during the six months ended June 30, 2026 is primarily due to a reduction in revenue under the 2016 Regeneron Agreement, the achievement of a development milestone for the hemophilia B program under the 2016 Regeneron Agreement in 2025, and decreased material shipments to collaboration partners. Refer to Note 7 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for further details.

Research and Development

Research and development expenses decreased by $42.1 million to $163.3 million during the six months ended June 30, 2026, as compared to $205.5 million during the six months ended June 30, 2025.

The following table summarizes our research and development expenses, together with the changes in those items in dollars and the respective percentages of change:

	Six Months Ended June 30,		Period-to-	Percent
	2026	2025	Period Change	Change
	(In thousands)
External development expenses by program:
Nex-z	$38,512	$47,088	$(8,576)	-18%
Lonvo-z	17,711	22,721	(5,010)	-22%
Unallocated research and development expenses:
Employee-related expenses	48,533	53,538	(5,005)	-9%
Research materials and contracted services	9,458	20,053	(10,595)	-53%
Facility-related expenses	30,269	33,585	(3,316)	-10%
Stock-based compensation	17,025	26,685	(9,660)	-36%
Other	1,824	1,792	32	2%
Total research and development expenses	$163,332	$205,462	$(42,130)	-21%

The decrease in research and development expenses for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 was primarily attributable to:

•
an $8.6 million decrease in external costs related to the development of nex-z, one of our lead product candidates, primarily due to a decrease in spend on contracted services, drug components and consulting fees;
•
a $5.0 million decrease in external costs related to the development of lonvo-z, one of our lead product candidates, primarily due to a decrease in spend on drug components, offset in part by an increase in consulting fees;
•
a $5.0 million decrease in employee-related expenses driven primarily by decreased consulting fees and severance expense related to a workforce reduction in January 2025, offset in part by an increase in compensation costs due to an increase in headcount in 2026;
•
a $10.6 million decrease in research materials and contracted services primarily driven by internal research and development spend, contracted services and drug components;
•
a $3.3 million decrease in facility-related expenses primarily related to a decrease in rent expense allocated to research and development; and
•
a $9.7 million decrease in stock-based compensation driven by lower grant date fair values of share-based awards.

General and Administrative

General and administrative expenses increased by $16.5 million during the six months ended June 30, 2026, as compared to the six months ended June 30, 2025. This increase was primarily related to an increase in legal expenses, as well as increased compensation and consulting costs associated with the continued buildout of a commercial function.

Other Income (Expense), Net

The decrease in other income, net of $4.8 million is primarily related to a $5.0 million decrease in interest income, offset by a $0.2 million decrease in expense due to the change in fair value of our investments.

Liquidity and Capital Resources

Since our inception through June 30, 2026, we have funded our operations through an initial public offering, private placements, follow-on public offerings, at-the-market offerings, the sale of convertible preferred stock and through our collaboration agreements.

As of June 30, 2026, we had $628.4 million in cash, cash equivalents and marketable securities.

Follow-on Public Offering

On April 28, 2026, we entered into an underwriting agreement related to a follow-on public offering of 16,744,187 shares of our common stock at a public offering price of $10.75 per share. Pursuant to the underwriting agreement, we granted a 30-day option to purchase up to an additional 2,511,628 shares of our common stock at the public offering price, less underwriting discounts and commissions. The option was exercised in full on April 29, 2026. The offering closed on April 30, 2026, for aggregate net proceeds of $194.6 million after deducting underwriting discounts and commissions.

At-the-Market Offering Programs

2022 Sale Agreement

In March 2022, we entered into an Open Market Sale Agreement (the “2022 Sale Agreement”) with Jefferies LLC (“Jefferies”), under which Jefferies was able to offer and sell, from time to time in “at-the-market” offerings, shares of our common stock having aggregate gross proceeds of up to $400.0 million. In February 2024, we entered into an amendment to the 2022 Sale Agreement to increase the size of the at-the-market offering program from $400.0 million to $750.0 million. In March 2026, we entered into Amendment No. 2 to the 2022 Sale Agreement (the “2022 Sale Agreement, as amended”) to increase the size of the at-the-market offering program from $750.0 million to $1,035.3 million. We agreed to pay cash commissions of up to 3.0% of the gross proceeds of sales of common stock under the 2022 Sale Agreement, as amended. Through June 30, 2026 we have issued 28,925,501 shares of our common stock under the 2022 Sale Agreement, as amended. During the six months ended June 30, 2026, we issued 2,612,344 shares of our common stock, in a series of sales, at an average price of $13.21 per share, in accordance with the 2022 Sale Agreement, as amended, for aggregate net proceeds of $33.6 million, after commissions and offering costs. As of June 30, 2026, $368.5 million in shares of common stock remain eligible for sale under the 2022 Sale Agreement, as amended.

Funding Requirements

Our primary uses of capital are, and we expect will continue to be, research and development research materials and contracted services, clinical trial costs, compensation and related expenses, laboratory and office facilities, research supplies, legal and regulatory expenses, patent prosecution filing and maintenance costs for our licensed intellectual property, commercial launch capabilities, milestone and royalty payments and general overhead costs. During 2026, we expect our research and development expenses to decrease compared to prior periods as we focus resources on high value programs within our pipeline, such as lonvo-z and nex-z, to ensure efficient execution, achieve near-term clinical milestones, and prepare for commercial launch. We expect the decrease in research and development expenses to be mostly offset by increased expenses in 2026 related to our ongoing buildout of a commercial infrastructure.

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

Outlook

Based on our research and development plans and our expectations related to the progress of our programs, we expect that our cash, cash equivalents and marketable securities as of June 30, 2026, the net proceeds from our April 2026 equity offering, as well as research and cost reimbursement funding from our collaboration agreements, will enable us to fund our ongoing operating expenses and capital expenditure requirements at least into 2028, excluding any potential milestone payments or extension fees that could be earned and distributed under our collaboration agreements, any strategic use of capital not currently in the base case planning assumptions and any potential commercial revenues from lonvo-z. We have based this estimate on current assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect.

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

Cash Flows

The following is a summary of cash flows:

	Six Months Ended June 30,
	2026	2025
	(In thousands)
Net cash used in operating activities	$(200,459)	$(248,552)
Net cash (used in) provided by investing activities	(75,262)	201,238
Net cash provided by financing activities	229,685	14,652

Net cash used in operating activities

Net cash used in operating activities of $200.5 million during the six months ended June 30, 2026 primarily consists of a net loss of $202.9 million, accretion of investment discounts of $1.1 million and net changes in operating assets and liabilities of $33.0 million, partially offset by stock-based compensation of $31.6 million, depreciation expense of $4.3 million and a change in fair value of our investment in Kyverna Therapeutics, Inc. (“Kyverna”) of $0.6 million.

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

Net cash (used in) provided by investing activities

During the six months ended June 30, 2026, our investing activities used cash of $75.3 million. The decrease in the six months ended June 30, 2026 is primarily due to $73.5 million in purchases of marketable securities (net of maturities) and $1.9 million for purchases of property and equipment.

During the six months ended June 30, 2025 our investing activities provided cash of $201.2 million. The increase is primarily due to $202.2 million of marketable securities maturing (net of purchases), partially offset by $1.0 million in cash for the purchase of property and equipment.

Net cash provided by financing activities

Net cash provided by financing activities of $229.7 million during the six months ended June 30, 2026 is primarily related to $194.6 million in net proceeds from a follow-on public offering and $33.6 million in net proceeds from at-the-market offerings.

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

Contractual Obligations

There were no material changes to our contractual obligations during the six months ended June 30, 2026 other than those described within Note 9, “Leases” in the notes to condensed consolidated financial statements. For a complete discussion of our contractual obligations, please refer to our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report for the year ended December 31, 2025.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of June 30, 2026, we had cash equivalents, restricted cash equivalents and marketable securities of $600.9 million consisting of interest-bearing money market accounts, corporate and financial institution debt securities, U.S. Treasury and other government-backed securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are primarily in marketable securities. Due to the short-term duration of our investment portfolios and the low risk profile of our investments, we do not believe an immediate change of 100 basis points, or one percentage point, would have a material effect on the fair market value of our investment portfolio. Declines in interest rates, however, would reduce future investment income.

We do not have any foreign currency or derivative financial instruments. Inflation generally affects us by increasing our cost of labor and program costs. We do not believe that inflation had a material effect on our results of operations during the six months ended June 30, 2026.

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

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2026.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Gonzalez v. Intellia Therapeutics, Inc.

On February 11, 2025, a purported stockholder of the Company filed a lawsuit, captioned Gonzalez v. Intellia Therapeutics, Inc., No. 1:25-cv-01353 (D. Mass.), in the U.S. District Court for the District of Massachusetts against the Company and certain of our officers (the “defendants”) asserting claims under Sections 10(b) and 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934 (the “Exchange Act”) on behalf of a putative class of stockholders. On May 26, 2025, the court entered an order appointing co-lead plaintiffs and, on July 23, 2025, co-lead plaintiffs filed an amended complaint. The amended complaint alleged the defendants made certain false and/or misleading statements between January 4, 2024 and January 8, 2025, relating to the Company’s NTLA-3001 program and the demand for viral-based editing. On September 8, 2025, the defendants filed a motion to dismiss the amended complaint. On January 14, 2026, the court held a hearing on the motion to dismiss, and the court fully granted the defendants’ motion to dismiss on June 18, 2026, which decision the plaintiffs did not appeal.

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

We are not profitable and have incurred losses in each period since our inception. Our net loss was $202.9 million for the six months ended June 30, 2026. As of June 30, 2026, we had an accumulated deficit of $2,793.0 million. We expect these losses to increase as we continue to incur significant research and development and other expenses related to our ongoing operations, seek regulatory approvals for our future product candidates, scale-up manufacturing capabilities, maintain, expand and protect our intellectual property portfolio and hire additional personnel to support the development of our product candidates and to enhance our operational, financial and information management systems. We expect to finance our operations through a combination of collaboration revenue, equity or debt financings or other sources, which may include collaborations with third parties.

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

The rapid evolution of AI will require the application of significant resources to govern, design, develop, test, maintain and monitor such systems to help ensure that AI is implemented in accordance with applicable law and regulation and in a socially responsible manner and to minimize any real or perceived unintended harmful impacts. The use of certain AI technologies can also give rise to intellectual property risks, including by disclosing or otherwise compromising our confidential or proprietary intellectual property, or by undermining our ability to assert or defend ownership rights in intellectual property created with the assistance of AI tools.

Our vendors may in turn incorporate AI tools into their offerings, and the providers of these AI tools may not meet existing or rapidly evolving regulatory or industry standards, including with respect to privacy and data security. Further, bad actors around the world use increasingly sophisticated methods, including the use of AI, to engage in illegal activities involving the theft and misuse of personal information, confidential information and intellectual property. Any of these effects could damage our reputation, result in the loss of valuable property and information, cause us to breach applicable laws and regulations, and adversely impact our business.

Risks Related to Competition

We face significant competition in an environment of rapid technological change. The possibility that our competitors may achieve regulatory approval before we do or develop therapies that are more advanced or effective than ours may harm our business and financial condition or our ability to successfully market or commercialize our product candidates.

The biotechnology and pharmaceutical industries are extremely competitive in the race to develop new products. While we believe we have significant competitive advantages with our industry-leading expertise in genome editing, clinical development expertise and dominant intellectual property position, we currently face and will continue to face competition for our development programs from companies that use genome editing or gene therapy development platforms and from companies focused on more traditional therapeutic modalities such as small molecules and antibodies. The competition is likely to come from multiple sources, including large and specialty pharmaceutical and biotechnology companies, academic research institutions, government agencies and public and private research institutions. Many of these competitors may have access to greater capital and resources than us. For any products that we may ultimately commercialize, not only will we compete with any existing therapies and those therapies currently in development, but we will also have to compete with new therapies that may become available in the future.

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

Third party payors, whether domestic or foreign, or governmental or commercial, are developing increasingly sophisticated methods of controlling healthcare costs. In the U.S. and certain other jurisdictions, there have been, and are expected to continue to be, a number of legislative and regulatory changes to the healthcare system that could impact our ability to sell our products profitably. In addition, significant uncertainty exists in the U.S. and certain other jurisdictions regarding the provision and financing of healthcare because the elected administrations in such countries have publicly declared their intention to review and potentially significantly modify the current legal and regulatory framework for the healthcare system. For example, recent CMS proposals, including the Global Benchmark for Efficient Drug Pricing (“GLOBE”), the Guarding U.S. Medicare Against Rising

Drug Costs (“GUARD”), and the GENErating cost Reductions fOr U.S. Medicaid (“GENEROUS”) models, which seek to incorporate most-favored-nation (“MFN”) drug pricing into Medicare and Medicaid, could materially impact our revenue.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 5. Other Information

Rule 10b5-1 Trading Plans

The following table describes for the three months ended June 30, 2026 each trading arrangement under which the Company’s directors or officers adopted, materially modified, or terminated any contract, instruction, or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement.

Name (Title)	Action Taken (Date of Action)	Type of Trading Arrangement	Nature of Trading Arrangement	Duration of Trading Arrangement	Aggregate Number of Securities
John M. Leonard (President, CEO)	Modification (May 21, 2026)	Rule 10b5-1 trading arrangement	Sale	Until the earlier of (a) the close of trading on December 18, 2028; (b) the date that all shares of stock subject to the trading plan have been sold; and (c) the date on which the plan holder gives notice to terminate the plan.	245,192

Item 6. Exhibits

The following exhibits are incorporated by reference or filed as part of this report.

3.1

Second Amended and Restated Certificate of Incorporation of the Registrant, as amended (incorporated by reference to Exhibit 3.1 to the Registrant's Annual Report on Form 10-K (File No. 001-37766) filed with the Securities and Exchange Commission on February 26, 2026).

3.2

Fourth Amended and Restated By-laws of the Registrant dated April 7, 2026 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37766) filed with the Securities and Exchange Commission on April 10, 2026).

10.1#

Eighth Amended and Restated Non-Employee Director Compensation Policy, effective April 15, 2026 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37766) filed with the Securities and Exchange Commission on May 11, 2026).

10.2#

Fourth Amended and Restated Corporate Bonus Plan, effective April 15, 2026 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37766) filed with the Securities and Exchange Commission on May 11, 2026).

10.3	Lease Termination Agreement, by and between the Registrant and MIT 130 Brookline Leasehold LLC, dated as of April 1, 2026. (1)

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

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

Dated: August 6, 2026

INTELLIA THERAPEUTICS, INC.

By:	/s/ John M. Leonard
John M. Leonard, M.D.
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Edward J. Dulac III
Edward J. Dulac III
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Michael P. Dube
Michael P. Dube
Vice President, Chief Accounting Officer
(Principal Accounting Officer)