Form 10-Q
period 2026-09-30
Intellia Therapeutics, Inc.
filed 2026-11-05
CIK 1652130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

OR

☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-37766

INTELLIA THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	36-4785571
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

400 Technology Square, Suite 100, Cambridge, Massachusetts	02139
(Address of principal executive offices)	(Zip Code)

857-285-6200

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	NTLA	The Nasdaq Global Market

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

The number of shares outstanding of the registrant’s common stock as of October 30, 2026: 140,358,512 shares.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

INTELLIA THERAPEUTICS, INC.

Condensed Consolidated Balance Sheets (unaudited)

(Amounts in thousands except share and per share data)

	September 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$156,098	$155,464
Marketable securities	318,012	294,420
Accounts receivable	7,499	9,468
Prepaid expenses and other current assets	24,741	68,359
Total current assets	506,350	527,711
Marketable securities - noncurrent	140,697	155,250
Property and equipment, net	13,919	17,671
Operating lease right-of-use assets	212,489	105,955
Investments and other assets	29,105	35,540
Total assets	$902,560	$842,127
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,553	$20,252
Accrued expenses	46,774	49,862
Current portion of operating lease liability	20,979	26,480
Current portion of deferred revenue	-	7,290
Total current liabilities	80,306	103,884
Operating lease liability, net of current portion	135,434	66,849
Debt, net	73,731	-
Total liabilities	289,471	170,733
Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock, $0.0001 par value; 240,000,000 shares authorized at September 30, 2026 and December 31, 2025; 140,253,812 and 116,317,060 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	14	12
Additional paid-in capital	3,536,077	3,260,444
Accumulated other comprehensive (loss) income	(2,558)	1,032
Accumulated deficit	(2,920,444)	(2,590,094)
Total stockholders’ equity	613,089	671,394
Total liabilities and stockholders’ equity	$902,560	$842,127

See notes to condensed consolidated financial statements.

INTELLIA THERAPEUTICS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited)

(Amounts in thousands except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Collaboration revenue	$7,163	$13,782	$29,870	$44,654
Operating expenses:
Research and development	83,346	94,747	246,678	300,209
General and administrative	46,142	30,512	118,809	86,725
Total operating expenses	129,488	125,259	365,487	386,934
Operating loss	(122,325)	(111,477)	(335,617)	(342,280)
Other (expense) income, net:
Interest income and other, net	5,837	6,714	16,839	22,719
Interest expense	(611)	-	(611)	-
Change in fair value of investments, net	(10,386)	3,439	(10,961)	2,653
Total other (expense) income, net	(5,160)	10,153	5,267	25,372
Net loss	$(127,485)	$(101,324)	$(330,350)	$(316,908)
Net loss per share, basic and diluted	$(0.91)	$(0.92)	$(2.53)	$(2.99)
Weighted average shares outstanding, basic and diluted	140,186	110,188	130,802	105,841
Other comprehensive (loss) gain:
Unrealized (loss) gain on marketable securities	(1,528)	337	(3,590)	385
Comprehensive loss	$(129,013)	$(100,987)	$(333,940)	$(316,523)

See notes to condensed consolidated financial statements.

INTELLIA THERAPEUTICS, INC.

Condensed Consolidated Statements of Stockholders’ Equity (unaudited)

(Amounts in thousands except share data)

			Additional	Accumulated Other		Total
	Common		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2025	116,317,060	$12	$3,260,444	$1,032	$(2,590,094)	$671,394
Issuance of common stock through at-the-market offerings, net of issuance costs of $222	2,612,344	-	33,569	-	-	33,569
Vesting of restricted stock units	1,518,117	-	-	-	-	-
Stock-based compensation	-	-	13,479	-	-	13,479
Other comprehensive income (loss) - unrealized loss on marketable securities	-	-	-	(1,272)	-	(1,272)
Net loss	-	-	-	-	(96,231)	(96,231)
Balance at March 31, 2026	120,447,521	12	3,307,492	(240)	(2,686,325)	620,939
Issuance of common stock through follow-on public offering	19,255,815	2	194,578	-	-	194,580
Exercise of stock options	1,250	-	16	-	-	16
Vesting of restricted stock units	119,401	-	-	-	-	-
Issuance of shares under employee stock purchase plan	194,213	-	1,520	-	-	1,520
Stock-based compensation	-	-	18,075	-	-	18,075
Other comprehensive income (loss) - unrealized loss on marketable securities	-	-	-	(790)	-	(790)
Net loss	-	-	-	-	(106,634)	(106,634)
Balance at June 30, 2026	140,018,200	14	3,521,681	(1,030)	(2,792,959)	727,706
Vesting of restricted stock units	235,612	-	-	-	-	-
Stock-based compensation	-	-	14,396	-	-	14,396
Other comprehensive income (loss) - unrealized loss on marketable securities	-	-	-	(1,528)	-	(1,528)
Net loss	-	-	-	-	(127,485)	(127,485)
Balance at September 30, 2026	140,253,812	$14	$3,536,077	$(2,558)	$(2,920,444)	$613,089

			Additional	Accumulated Other		Total
	Common		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity

Balance at December 31, 2024	102,029,594	$10	$3,048,741	$605	$(2,177,400)	$871,956
Vesting of restricted stock units	1,510,091	-	-	-	-	-
Stock-based compensation	-	-	21,840	-	-	21,840
Other comprehensive income (loss) - unrealized gain on marketable securities	-	-	-	452	-	452
Net loss	-	-	-	-	(114,329)	(114,329)
Balance at March 31, 2025	103,539,685	10	3,070,581	1,057	(2,291,729)	779,919
Issuance of common stock through at-the-market offerings, net of issuance costs of $0	1,459,257	-	13,722	-	-	13,722
Vesting of restricted stock units	176,579	-	-	-	-	-
Issuance of shares under employee stock purchase plan	155,172	-	1,237	-	-	1,237
Stock-based compensation	-	-	22,036	-	-	22,036
Other comprehensive income (loss) - unrealized loss on marketable securities	-	-	-	(404)	-	(404)
Net loss	-	-	-	-	(101,255)	(101,255)
Balance at June 30, 2025	105,330,693	10	3,107,576	653	(2,392,984)	715,255
Issuance of common stock through at-the-market offerings, net of issuance costs of $0	10,331,367	2	114,451	-	-	114,453
Exercise of stock options	8,879	-	97	-	-	97
Vesting of restricted stock units	116,346	-	-	-	-	-
Stock-based compensation	-	-	19,604	-	-	19,604
Other comprehensive income (loss) - unrealized gain on marketable securities	-	-	-	337	-	337
Net loss	-	-	-	-	(101,324)	(101,324)
Balance at September 30, 2025	115,787,285	$12	$3,241,728	$990	$(2,494,308)	$748,422

See notes to condensed consolidated financial statements.

INTELLIA THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows (unaudited)

(Amounts in thousands)

	Nine Months Ended September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(330,350)	$(316,908)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,207	7,387
Gain on disposal of property and equipment	(68)	-
Accelerated amortization of right-of-use asset	-	2,521
Stock-based compensation	45,950	63,480
Accretion of investment discounts	(1,723)	(5,032)
Amortization of debt discount, issuance costs and exit fee	54	-
Change in fair value of investments, net	10,961	(2,653)
Changes in operating assets and liabilities:
Accounts receivable	1,969	(2,533)
Prepaid expenses and other current assets	(11,188)	(17,662)
Operating lease right-of-use assets	28,251	24,792
Other assets	494	873
Accounts payable	(9,167)	(972)
Accrued expenses	(3,093)	(14,298)
Deferred revenue	(7,290)	(14,131)
Operating lease liabilities	(16,896)	(50,315)
Net cash used in operating activities	(285,889)	(325,451)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,776)	(1,003)
Proceeds from sale of property and equipment	357	-
Purchases of marketable securities	(321,323)	(255,460)
Sales and maturities of marketable securities	310,423	456,960
Net cash (used in) provided by investing activities	(13,319)	200,497

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock through follow-on public offering	194,580	-
Net proceeds from issuance of common stock through at-the-market offerings	33,569	128,175
Proceeds from options exercised	16	97
Issuance of shares through employee stock purchase plan	1,520	1,237
Proceeds from issuance of debt, net of fees paid to lender	73,758	-
Payment of debt issuance costs	(301)	-
Net cash provided by financing activities	303,142	129,509
Net increase in cash, cash equivalents and restricted cash equivalents	3,934	4,555
Cash, cash equivalents and restricted cash equivalents, beginning of period	167,568	202,787
Cash, cash equivalents and restricted cash equivalents, end of period	$171,502	$207,342

Reconciliation of cash, cash equivalents and restricted cash equivalents to condensed consolidated balance sheet:
Cash and cash equivalents	$156,098	$193,389
Restricted cash equivalents, included in investments and other assets	15,404	13,953
Total cash, cash equivalents and restricted cash equivalents	$171,502	$207,342

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$557	$-
Operating lease liability arising from obtaining right-of-use assets	82,062	-
Reduction of right-of-use assets from remeasurement of lease liabilities	2,083	61,917
Debt issuance costs unpaid at period end	1,500	-

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

For over a decade, Intellia has applied its proprietary technologies and expertise, including CRISPR-based gene editing technologies, oligonucleotides, and lipid nanoparticles (“LNPs”), to develop novel, first-in-class product candidates. This includes the development of lonvoguran ziclumeran (“lonvo-z,” previously referred to as NTLA-2002) for the treatment of hereditary angioedema (“HAE”) and nexiguran ziclumeran (“nex-z,” previously referred to as NTLA-2001) for the treatment of transthyretin (“ATTR”) amyloidosis. These lead product candidates are the first in vivo genome editing product candidates to advance into Phase 3 clinical development. These systemically administered CRISPR-based candidates are designed to address diseases with high unmet need with a single intravenous (“IV”) infusion that is administered in an outpatient setting. On September 8, 2026, the Company announced that the U.S. Food and Drug Administration (“FDA”) has accepted the Biologics License Application (“BLA”) for lonvo-z and granted the BLA Priority Review with a Prescription Drug User Fee Act (“PDUFA”) target action date of March 10, 2027.

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

Liquidity

Since its inception through September 30, 2026, the Company has funded its operations through its initial public offering (“IPO”) and concurrent private placements, follow-on public offerings, at-the-market offerings, the sale of convertible preferred stock and debt financing, as well as through its collaboration agreements. The Company expects that its cash, cash equivalents and marketable securities as of September 30, 2026 will enable the Company to fund its ongoing operating expenses and capital expenditure requirements for at least the twelve-month period following the issuance of these condensed consolidated financial statements.

2. Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies,” to the consolidated financial statements included in its Annual Report for the year ended December 31, 2025. Since the date of those financial statements, except as set forth below under “Debt,” there have been no material changes to these policies in the nine months ended September 30, 2026.

Debt

The Company accounts for debt instruments in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) No. 470, Debt. Debt is initially recorded at the amount of cash proceeds received, adjusted for debt discounts, premiums, and issuance costs, and is subsequently measured at amortized cost using the effective interest method. Debt is classified as current or noncurrent based on the contractual maturity date and the absence or presence of conditions that would require repayment within twelve months of the balance sheet date.

The Company’s financing arrangements may include non-revolving delayed draw commitments. Fees paid at inception of a delayed draw arrangement are allocated proportionally among the funded and unfunded tranches based on commitment amounts. Amounts allocated to funded tranches are recorded as a direct deduction of the carrying amount of the funded debt and amortized over the term of the loan using the effective interest method. Amounts allocated to unfunded tranches are deferred and included as other noncurrent assets on the Company’s condensed consolidated balance sheet until the related tranche is drawn, at which point a proportionate amount is reclassified as a direct deduction of the carrying amount of the issued debt. If it becomes probable that all or a portion of a loan commitment will not be drawn, the related portion of the loan commitment asset is expensed immediately. Fees payable upon repayment or maturity are included in the determination of the effective interest rate and are accreted into the carrying value of the debt over its term.

Debt arrangements are evaluated for embedded features that may require bifurcation and separate accounting under ASC No. 815, Derivatives and Hedging. Embedded features that meet the definition of a derivative and are not clearly and closely related to the debt host are bifurcated unless a scope exception applies. If bifurcation is required, embedded derivatives are initially and subsequently measured at fair value, with changes in fair value recognized in earnings.

Recently Issued Accounting Pronouncements Not Yet Effective

In November 2024, the FASB issued Accounting Standards Update (“ASU”) No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU requires disclosure of specified information about certain costs and expenses in the footnotes to the financial statements. This ASU is effective for annual periods beginning after December 15, 2026 and is applicable to the Company’s fiscal year beginning January 1, 2027, with early application permitted. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements and disclosures.

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

3. Marketable Securities

The following table summarizes the Company’s available-for-sale marketable securities:

	September 30, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Marketable securities:
U.S. Treasury and other government-backed securities	$234,836	$-	$(1,730)	$233,106
Financial institution debt securities	160,788	23	(689)	160,122
Corporate debt securities	65,642	18	(179)	65,481
Total	$461,266	$41	$(2,598)	$458,709

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Marketable securities:
U.S. Treasury and other government-backed securities	$220,790	$345	$(18)	$221,117
Financial institution debt securities	146,375	458	(18)	146,815
Corporate debt securities	81,478	266	(6)	81,738
Total	$448,643	$1,069	$(42)	$449,670

The amortized cost of available-for-sale securities is adjusted for amortization of premiums and accretion of discounts to maturity. There were no material realized gains or losses in the nine months ended September 30, 2026 or the year ended December 31, 2025. The Company did not reclassify any amounts out of accumulated other comprehensive income (loss) during these periods. The Company generally does not intend to sell any investments prior to recovery of their amortized cost basis for any investment in an unrealized loss position. As such, the Company has classified these losses as temporary in nature.

The Company’s available-for-sale securities that are classified as short-term marketable securities in the condensed consolidated balance sheets mature within one year or less as of the balance sheet date. Available-for-sale securities that are classified as noncurrent in the condensed consolidated balance sheets are those that mature after one year but within five years from the balance sheet date and that the Company does not intend to dispose of within the next twelve months. At September 30, 2026 and December 31, 2025, the Company did not hold any marketable securities that matured beyond five years of the balance sheet date.

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

The Company’s financial assets recognized at fair value on a recurring basis consisted of the following:

	September 30, 2026
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Cash equivalents and restricted cash equivalents	$141,147	$141,147	$-	$-
Marketable securities:
U.S. Treasury and other government-backed securities	233,106	157,227	75,879	-
Financial institution debt securities	160,122	-	160,122	-
Corporate debt securities	65,481	-	65,481	-
Total marketable securities	458,709	157,227	301,482	-
Investment in Kyverna Therapeutics, Inc.	7,982	7,982	-	-
Total assets	$607,838	$306,356	$301,482	$-

	December 31, 2025
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Cash equivalents and restricted cash equivalents	$92,263	$92,263	$-	$-
Marketable securities:
U.S. Treasury and other government-backed securities	221,117	150,852	70,265	-
Financial institution debt securities	146,815	-	146,815	-
Corporate debt securities	81,738	-	81,738	-
Total marketable securities	449,670	150,852	298,818	-
Investment in Kyverna Therapeutics, Inc.	11,034	11,034	-	-
Total assets	$552,967	$254,149	$298,818	$-

Other financial instruments, including accounts receivable, accounts payable and accrued expenses, are carried at cost, which approximates fair value due to the short duration and term to maturity.

The Company’s debt is considered a Level 2 financial liability. The fair value was determined using quoted prices for similar liabilities in active markets, as well as inputs that are observable for the liability (other than quoted prices), such as interest rates that are observable at commonly quoted intervals. As of September 30, 2026, the carrying amount of the debt reasonably approximated the estimated fair value. Refer to Note 10, “Debt,” for further details.

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

5. Accrued Expenses

Accrued expenses consisted of the following:

	September 30,	December 31,
	2026	2025
	(In thousands)
Accrued research and development	$13,631	$17,366
Employee compensation and benefits	20,307	23,072
Accrued legal and professional expenses	6,085	2,242
Accrued other	6,751	7,182
Total accrued expenses	$46,774	$49,862

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

Aiello v. Bhanji et al.

On May 15, 2025, a purported stockholder of the Company filed a stockholder derivative lawsuit, captioned Aiello v. Bhanji et al. (C.A. No. 2025-0543-BWD), in the Court of Chancery of the State of Delaware against certain of the Company’s current and former directors (the “Individual Defendants”) and the Company as a nominal defendant. The complaint alleges claims for breach of fiduciary duty, unjust enrichment, and waste of corporate assets against the Individual Defendants based on, among other things, allegedly excessive compensation to the Company’s non-employee directors. The complaint seeks unspecified damages and restitution of compensation and other benefits from the Individual Defendants, corporate governance reforms from the Company, reasonable attorneys’ fees and other costs. On July 11, 2025, the Company and Individual Defendants filed answers to the complaint, and discovery commenced thereafter. At this stage, the Company is unable to determine the likelihood of an unfavorable outcome or estimate the amount or range of potential loss, if any.

During the three and nine months ended September 30, 2026, there have been no material changes to any outstanding litigation, nor is the Company a party to any material new litigation.

License and Other Agreements

The Company is party to license and other agreements, which may include contingent payments. These payments could include up to $130.0 million related to Rewrite Therapeutics, Inc. (“Rewrite”), including $100.0 million upon achievement of a regulatory approval milestone and $30.0 million upon achievement of pre-specified research milestones. As of September 30, 2026, the satisfaction and timing of the contingent payments is uncertain and not probable.

7. Collaborations and Other Arrangements

To accelerate the development and commercialization of gene editing products in multiple therapeutic areas, the Company has formed, and intends to seek other opportunities to form, strategic alliances with collaborators who can augment its leadership in CRISPR/Cas9 therapeutic development. As of September 30, 2026 and December 31, 2025, the Company’s accounts receivable and contract liabilities were related to its collaboration with Regeneron Pharmaceuticals, Inc. (“Regeneron”).

The following table presents changes in the Company’s accounts receivable and contract liabilities (in thousands):

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Nine months ended September 30, 2026
Accounts receivable	$9,468	$22,652	$(24,621)	$7,499
Contract liabilities - deferred revenue	$7,290	$-	$(7,290)	$-

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Nine months ended September 30, 2025
Accounts receivable	$8,517	$29,672	$(27,139)	$11,050
Contract liabilities - deferred revenue	$38,917	$1,439	$(15,570)	$24,786

The Company recognized the following revenues as a result of changes in the contract liability balance (in thousands):

	Nine Months Ended September 30,
Revenue recognized in the period from:	2026	2025
Amounts included in the contract liability at the beginning of the period	$7,290	$15,453

The Company has not incurred significant expenses to obtain collaboration agreements and costs to fulfill those contracts do not generate or enhance resources of the Company. As such, no costs to obtain or fulfill a contract have been capitalized in any period.

Regeneron Pharmaceuticals, Inc.

In April 2016, the Company entered into a license and collaboration agreement with Regeneron (as amended from time to time, the “2016 Regeneron Agreement”), which consisted of a product development component and a technology collaboration component. In October 2023, Regeneron exercised its one-time option to extend the term of the technology collaboration until April 2026, in exchange for a nonrefundable payment of $30.0 million that was paid in April 2024. The Company did not recognize any collaboration revenue in the three months ended September 30, 2026 related to the 2016 Regeneron Agreement. The Company recognized $5.8 million of collaboration revenue in the nine months ended September 30, 2026, and $5.3 million and $15.6 million during the three and nine months ended September 30, 2025, respectively, in the condensed consolidated statements of operations and comprehensive loss related to the 2016 Regeneron Agreement.

In 2018, the Company entered into a co-development and co-promotion (“Co/Co”) agreement with Regeneron for ATTR amyloidosis (the “ATTR Co/Co”). In May 2020, the Company entered into co-development and co-funding agreements for the treatment of hemophilia A and hemophilia B (the “Hemophilia A Co/Co” and the “Hemophilia B Co/Co” agreements). The Hemophilia B Co/Co ended in September 2024. The Company recognized $6.8 million and $21.8 million of collaboration revenue in the three and nine months ended September 30, 2026, respectively, and $8.4 million and $23.3 million of collaboration revenue in the three and nine months ended September 30, 2025, respectively, representing payments due from Regeneron pursuant to the ATTR Co/Co agreement. The Company did not incur material costs related to the Hemophilia A Co/Co agreement during the three and nine months ended September 30, 2026 and 2025. Since December 31, 2025, there have been no material changes to the key terms of the 2016 Regeneron Agreement, ATTR Co/Co or Hemophilia A Co/Co.

As of September 30, 2026 and December 31, 2025, the Company had accounts receivable of $7.5 million and $9.5 million, respectively, related to the Regeneron agreements. The Company had no deferred revenue as of September 30, 2026, and deferred revenue of $7.3 million as of December 31, 2025, related to the Regeneron agreements.

Other Agreements

The Company has existing license and collaboration agreements with AvenCell Therapeutics, Inc. (“AvenCell”), Kyverna, and ONK Therapeutics, Ltd. (“ONK”). Since December 31, 2025, there have been no material changes to the key terms of the AvenCell, Kyverna and ONK license and collaboration agreements. The Company had no material revenue from these collaborations during the three and nine months ended September 30, 2026 and 2025.

8. Investments and Other Assets

Investments and other assets consisted of the following:

	September 30,	December 31,
	2026	2025
	(In thousands)
Investment in Kyverna	$7,982	$11,034
Other investments	3,515	11,424
Restricted cash equivalents, long-term	15,404	12,104
Prepaid expenses and other assets, long-term	2,204	978
Total investments and other assets	$29,105	$35,540

Kyverna Therapeutics, Inc.

As of September 30, 2026 and December 31, 2025, the Company’s investment in Kyverna is valued at $8.0 million and $11.0 million, respectively. The Company recognized an unrealized loss of $2.5 million and $3.1 million, respectively, recorded within “Change in fair value of investments, net” in the condensed consolidated statements of operations and comprehensive loss during the three and nine months ended September 30, 2026, associated with changes in the fair value of Kyverna’s common stock. The Company recognized an unrealized gain of $3.4 million and $2.7 million, respectively, recorded within “Change in fair value of investments, net” in the condensed consolidated statements of operations and comprehensive loss during the three and nine months ended September 30, 2025, associated with changes in the fair value of Kyverna’s common stock.

Other Investments

The Company’s other investments consist of investments in private companies including SparingVision SAS (“SparingVision”) and AvenCell, both of which are accounted for under ASC No. 321, Investments in Equity Securities, using the measurement alternative at cost minus impairment, adjusted for changes in observable prices. The carrying value of the Company’s investment in SparingVision included within “Other investments” in the table above was $3.5 million at September 30, 2026 and December 31, 2025. In the third quarter of 2026, AvenCell completed a Series C financing, which represented an observable price change in the investment in AvenCell. The Company recognized an unrealized loss of $7.9 million, recorded within “Change in fair value of investments, net” in the condensed consolidated statement of operations and comprehensive loss during the three and nine months ended September 30, 2026.

9. Leases

In February 2025, as part of its efforts to streamline its real estate portfolio, the Company entered into a Second Amendment (the “Winter Street Amendment”) which will terminate the lease entered into by the Company in 2022 for space at 840 Winter Street, Waltham, Massachusetts (the “840 Winter Lease”) on or before June 30, 2028. In connection with the Winter Street Amendment, the Company paid the landlord lease modification payments totaling $78.0 million in three installments, with $34.0 million paid in February 2025, $30.0 million paid in April 2025 and $14.0 million paid in January 2026. In conjunction with the Winter Street Amendment, also in February 2025, the Company entered into a lease agreement (the “Tech Square Lease”) with the same landlord as the 840 Winter Lease, for office and laboratory space located at 400 Technology Square, Cambridge, Massachusetts (“400 Tech Square”).

Under the terms of the Tech Square Lease and subsequent amendments, the Company will lease approximately 125,000 square feet of office and laboratory space at 400 Tech Square. In September 2026, the Company determined, in accordance with ASC No. 842, Leases (Topic 842) that the criteria for commencement of the Tech Square Lease had been met as the lessor had made the space available for the Company’s use. The Company recorded a right of use asset of $136.9 million and a lease liability of $82.1 million related to the Tech Square Lease. The right-of-use asset includes $54.8 million of prepaid rent recognized prior to the commencement date. The initial term of the Tech Square Lease is twelve years and three months, ending in November 2038. The Company has an option to extend the Tech Square Lease for an additional term of five years, which was not reasonably certain of exercise as of the commencement date and therefore not included in the measurement of the lease liability. The Tech Square Lease is subject to 3% fixed rate rent escalations and requires the Company to make monthly payments for operating costs such as real estate taxes, maintenance costs, and utilities. These costs are variable in nature and have therefore been excluded from the measurement of the lease liability and will be recorded as lease costs when they are incurred.

In August 2026, the Company entered into a Third Amendment to the Tech Square Lease which added approximately 23,000 square feet on the 5th floor of the 400 Tech Square building. The Company identified a separate lease component for this additional space (the “5th Floor Component”). The 5th Floor Component has not commenced as of September 30, 2026.

In April 2026 the Company amended its lease for 130 Brookline Street in Cambridge, Massachusetts to shorten the term from mid-2031 to December 31, 2026, in exchange for a $3.9 million fee payable in two equal installments, due in July 2026 and January 2027, which resulted in a reduction of the right-of-use asset from the remeasurement of the lease liability of approximately $2.1 million.

The table below reconciles the undiscounted cash flows for each of the next five years and total of the remaining years to the operating lease liabilities recorded in the condensed consolidated balance sheet as of September 30, 2026:

Future Operating Lease Payments
(in thousands)
Remainder of 2026	$2,245
2027	32,530
2028	25,461
2029	26,221
2030	27,005
Thereafter	157,291
Total lease payments	$270,753
Less: imputed interest	(114,340)
Total operating lease liabilities at September 30, 2026	$156,413

Excluded from the Future Operating Lease Payments table above is $33.9 million related to the 5th Floor Component of the Tech Square Lease, which had not yet commenced as of September 30, 2026.

10. Debt

OrbiMed Credit Facility

On September 4, 2026 (the “Closing Date”), the Company entered into a Credit Agreement (the “Credit Agreement”) with OrbiMed Royalty & Credit Opportunities IV, LP and OrbiMed Royalty & Credit Opportunities V, LP, as the initial lenders (“Lenders”), and OrbiMed Royalty & Credit Opportunities V, LP, as the administrative agent. The Credit Agreement provides the Company with a five-year senior secured credit facility of up to $400 million (the “OrbiMed Credit Facility”), consisting of (i) an initial draw of $75 million on the Closing Date (the “Initial Term Loan”), (ii) several potential future loans (the “Delayed Draw Term Loans”) including a potential additional $75 million loan at the Company’s option upon the approval by the FDA of the Company’s BLA for lonvo-z prior to a certain date and three additional potential $40 million loans at the Company’s option upon achieving certain revenue targets for lonvo-z prior to certain dates, (iii) a potential additional $30 million loan at the Company’s option upon achieving an equity fundraising target prior to a certain date, and (iv) an uncommitted potential additional incremental loan up to $100 million subject to mutual agreement among the Company and the Lenders. The proceeds of the OrbiMed Credit Facility will be used for the working capital needs and general corporate purposes of the Company.

The OrbiMed Credit Facility matures on September 4, 2031 (the “Maturity Date”), and the entire then-outstanding principal amount of the loans will be due on the Maturity Date. Loans outstanding under the OrbiMed Credit Facility bear interest, payable monthly, at a rate per annum equal to (1) the greater of (a) 3.00% or (b) the one-month Secured Overnight Financing Rate (“SOFR”) applicable to such period plus (2) an applicable margin of 6.15%. The Delayed Draw Term Loans are also subject to a fee on the undrawn amounts of 0.50% per annum. These fees will end when the relevant delayed-draw commitments are funded or terminated, which will be no later than March 31, 2029. Each Delayed Draw Term Loan commitment will expire if the applicable milestone condition is not satisfied by a specified date. In addition, the Company is required to pay certain customary commitment, administrative and facility fees in connection with the OrbiMed Credit Facility.

In connection with the issuance of the OrbiMed Credit Facility, the Company paid upfront and other fees to the lenders of $1.2 million and incurred debt issuance costs of $1.8 million. An upfront fee of $0.7 million paid to the lender was treated as a deduction to the carrying value of the Initial Term Loan. Debt discounts and issuance costs amounting to $2.3 million were then allocated to each of the components of the OrbiMed Credit Facility proportionally based on commitment amounts, resulting in $0.6 million being allocated to the Initial Term Loan and $1.7 million being allocated to the Delayed Draw Term Loans. The debt discounts and issuance costs allocated to the Initial Term Loan were recorded as a direct deduction of the carrying amount of the Initial Term Loan and are being amortized over the term of the loan using the effective interest rate. As of September 30, 2026, the effective interest rate was 11.1%. The debt discounts and issuance costs allocated to the Delayed Draw Term Loans were recorded to other noncurrent assets. When the Delayed Draw Term Loans are issued, a proportionate amount of the capitalized cost will be reclassified as a direct deduction of the carrying amount of the issued Delayed Draw Term Loan(s).

The Company may elect to prepay all or any portion of the outstanding loans prior to the Maturity Date, subject to payment of accrued and unpaid interest on the principal amount repaid or prepaid, an applicable repayment premium ranging from 0% to 3%, and/or an exit fee ranging from 3.75% to 4.75% of the principal amount repaid or prepaid, in each case based on the timing of repayment. Repayments or prepayments before the 13-month anniversary of the applicable loan closing date are also subject to a make-whole amount equal to specified remaining scheduled interest payments through that anniversary. The OrbiMed Credit Facility is also subject to customary mandatory prepayments from certain asset sales and casualty events.

All obligations under the Credit Agreement are secured on a first-priority basis, subject to certain exceptions, by security interests in substantially all assets of the Company, including its intellectual property. In addition, the Credit Agreement contains customary covenants, including, without limitation, (i) financial covenants to (1) maintain liquidity of at least $50 million in controlled accounts until the FDA approves the BLA for lonvo-z and (2) either achieve certain revenue targets, maintain certain market capitalization thresholds or maintain the outstanding loan principal in cash equivalents in controlled accounts, and (ii) negative covenants that, subject to certain exceptions, restrict the Company’s ability to incur additional indebtedness, grant liens, make investments (including acquisitions), effectuate mergers or consolidations, engage in asset sales and licensing transactions, pay dividends, terminate or modify certain material agreements, pay subordinated indebtedness, and undertake other matters customarily restricted in such agreements. The exceptions to incurring additional indebtedness and granting liens include an exception allowing the Company to enter synthetic royalty transactions, subject to certain restrictions in the Credit Agreement.

The Credit Agreement also contains certain events of default after which loans under the OrbiMed Credit Facility may be due and payable immediately, including payment defaults, material inaccuracy of representations and warranties, covenant defaults, bankruptcy and insolvency proceedings, cross-defaults to certain other agreements, judgments against the Company and its subsidiaries, and change of control.

The OrbiMed Credit Facility contains certain features that are not clearly and closely related to the host instrument and represent derivatives that are required to be remeasured at fair value each reporting period. The Company determined that the estimated fair value of the derivatives at issuance and through September 30, 2026 were not material.

As of September 30, 2026, the carrying amount of the Initial Term Loan, net of unamortized debt discount, issuance costs and exit fee, was approximately $73.7 million. The Initial Term Loan is carried at historical cost, adjusted for the debt discount, debt issuance costs and exit fee, and is not required to be carried at fair value. The principal balance of $75.0 million at September 30, 2026, is due on the Maturity Date, and the Initial Term Loan is classified as a noncurrent liability on the condensed consolidated balance sheet.

The following table summarizes the Company’s outstanding debt liability (in thousands):

September 30, 2026
Initial term loan	$75,000
Exit fee on initial term loan	3,563
Less: unamortized debt discount, issuance costs, and exit fee	(4,832)
Term loan carrying value	$73,731

The following table summarizes components of the Company’s debt related interest expense (in thousands):

Three and Nine Months Ended
September 30, 2026
Contractual interest expense	$557
Amortization of debt discount, issuance costs, and exit fee	54
Total interest expense related to debt	$611

11. Stock-Based Compensation

Stock-based compensation expense is classified in the condensed consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands)
Research and development	$7,350	$12,209	$24,375	$38,894
General and administrative	7,046	7,395	21,575	24,586
Total	$14,396	$19,604	$45,950	$63,480

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

In June 2025, the Company adopted the 2025 Equity Incentive Plan (the “2025 Plan”). The 2025 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, RSAs, RSUs, unrestricted stock awards, cash-based awards and dividend equivalent rights. Recipients of incentive stock options and non-qualified stock options are eligible to purchase shares of the Company’s common stock at an exercise price equal to the fair value of such stock on the grant date. The Company no longer grants any awards under the 2015 Plan. The shares of common stock underlying any awards that are forfeited, cancelled, or otherwise terminated, other than by exercise, under the 2025 Plan and the 2015 Plan will be added back to the shares of common stock available for issuance under the 2025 Plan. As of September 30, 2026, there were 9,816,122 shares available for future issuance under the 2025 Plan.

In June 2024, the Company adopted the 2024 Inducement Plan, which was amended in December 2025 (as amended, the “Inducement Plan”). The Inducement Plan provides for the grant of non-qualified stock options, stock appreciation rights, RSAs, RSUs, unrestricted stock awards and dividend equivalent rights to individuals who are not employed by the Company. Recipients of non-qualified stock options are eligible to purchase shares of the Company’s common stock at an exercise price equal to the fair value of such stock on the grant date. At September 30, 2026, 1,031,090 shares were available for issuance under the Inducement Plan.

Restricted Stock Units

The following table summarizes the Company’s RSU activity for the nine months ended September 30, 2026:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested restricted stock units as of December 31, 2025	5,196,121	$22.80
Granted	3,491,319	14.43
Vested	(1,873,130)	23.76
Cancelled	(516,154)	28.58
Unvested restricted stock units as of September 30, 2026	6,298,156	$17.40

The weighted-average grant date fair value of all RSUs granted during the three and nine months ended September 30, 2026 was $13.31 and $14.43, respectively. The total fair value of RSUs vested (measured on the date of vesting) for the three and nine months ended September 30, 2026 was $3.2 million and $18.6 million, respectively. The weighted-average grant date fair value of all RSUs granted during the three and nine months ended September 30, 2025 was $10.22 and $10.48, respectively. The total fair value of RSUs vested (measured on the date of vesting) for the three and nine months ended September 30, 2025 was $1.2 million and $20.2 million, respectively.

As of September 30, 2026, there was $50.6 million of unrecognized stock-based compensation expense related to all RSUs that are expected to vest. These costs are expected to be recognized over a weighted average remaining vesting period of 1.75 years.

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

In the nine months ended September 30, 2026, the Company granted 3,235,991 RSUs with a service condition to new and existing employees and non-employee directors, most of which have the potential to vest over a period of approximately three years. The weighted average grant date fair value of these RSUs was $13.64.

Unvested restricted stock units as of September 30, 2026 in the table above includes 5,223,689 RSUs that are service-based.

Restricted Stock Units - Market Awards

The Company awards market-based RSUs to senior executives which have the potential to vest after a period of three years, with a vesting start date of January 1 in the year of grant, and the number of shares to be delivered will depend on the Company’s Total Shareholder Return (“TSR”), a market condition, over that period relative to a defined group of biotechnology companies. The number of market-based RSUs granted in the nine months ended September 30, 2026 was 255,328 and their grant date fair value, calculated using a Monte Carlo valuation model, was $24.43. The following assumptions were used to determine the grant date fair value: risk free interest rate: 3.4%; expected volatility: 80.9%. The expected term for these grants was approximately 3.0 years; the expected dividend yield was 0.0%.

Unvested restricted stock units as of September 30, 2026 in the table above includes 713,805 RSUs that are market-based.

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

There were no PSUs with a relative TSR modifier granted in the nine months ended September 30, 2026. Unvested restricted stock units as of September 30, 2026 in the table above includes 352,662 PSUs with a TSR multiplier.

Stock Options

The weighted average grant date fair value of options, estimated as of the grant date using the Black-Scholes option pricing model, was $9.90 per option for those options granted during the nine months ended September 30, 2026. There were no options granted during the three months ended September 30, 2026. The weighted average grant date fair value of options, estimated as of the grant date using the Black-Scholes option pricing model, was $6.88 and $6.80 per option for those options granted during the three and nine months ended September 30, 2025, respectively. Weighted average assumptions used to apply this pricing model were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Risk-free interest rate	n/a	3.9%	3.7%	4.1%
Expected term	n/a	6.0 years	5.9 years	6.0 years
Expected volatility of underlying stock	n/a	77.5%	83.6%	76.0%
Expected dividend yield	n/a	0.0%	0.0%	0.0%

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

The following is a summary of stock option activity for the nine months ended September 30, 2026:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding at December 31, 2025	5,173,766	$39.98	5.97	$50
Granted	824,581	13.68
Exercised	(1,250)	13.40
Forfeited	(296,607)	32.52
Outstanding at September 30, 2026	5,700,490	$36.57	5.42	$1,727
Exercisable at September 30, 2026	4,444,287	$42.92	4.48	$1,082

The total intrinsic value (the amount by which the fair market value exceeded the exercise price) of stock options exercised during the three and nine months ended September 30, 2026 and 2025 was not material.

As of September 30, 2026, there was $6.7 million of unrecognized compensation cost related to stock options that have not yet vested, which are expected to be recognized over a weighted average remaining vesting period of 1.2 years.

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

As of September 30, 2026, there were 1,330,666 shares available for future issuance under the 2016 Plan. The number of shares reserved for issuance under the 2016 Plan was increased on January 1, 2026 by 500,000 shares of common stock.

During the nine months ended September 30, 2026 and 2025 the Company issued 194,213 and 155,172 shares of common stock, respectively, under the 2016 Plan. The weighted-average purchase prices of shares issued under the 2016 Plan were $7.83 and $7.97 per share for the nine-month periods ended September 30, 2026 and 2025, respectively.

The fair value of shares under the 2016 Plan was estimated at the beginning of the offering period using a Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Risk-free interest rate	4.00%	4.29%	3.59%-4.00%	4.24%-4.29%
Expected term	0.5 years	0.5 years	0.5 years	0.5 years
Expected volatility of underlying stock	83.0%	92.2%	83.0%-121.1%	66.2%-92.2%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

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

Basic and diluted loss per share was calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands)
Net loss	$(127,485)	$(101,324)	$(330,350)	$(316,908)
Weighted average shares outstanding, basic and diluted	140,186	110,188	130,802	105,841
Net loss per share, basic and diluted	$(0.91)	$(0.92)	$(2.53)	$(2.99)

The following common stock equivalents were excluded from the calculation of diluted loss per share because their inclusion would have been anti-dilutive:

	Three and Nine Months Ended September 30,
	2026	2025
	(In thousands)
Unvested restricted stock units	6,298	5,244
Stock options	5,700	5,273
	11,998	10,517

13. Stockholders’ Equity

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

At-the-Market Offering Programs

2022 Sale Agreement

In 2022, the Company entered into an Open Market Sale Agreement (the “2022 Sale Agreement”) with Jefferies LLC (“Jefferies”), under which Jefferies was able to offer and sell, from time to time in “at-the-market” offerings, shares of the Company’s common stock having aggregate gross proceeds of up to $400.0 million. In February 2024, the Company entered into an amendment to the 2022 Sale Agreement to increase the size of the at-the-market offering program from $400.0 million to $750.0 million. In March 2026, the Company entered into Amendment No. 2 to the 2022 Sale Agreement (the “2022 Sale Agreement, as amended”) to increase the size of the at-the-market offering program from $750.0 million to $1,035.3 million. The Company agreed to pay cash commissions of up to 3.0% of the gross proceeds of sales of common stock under the 2022 Sale Agreement, as amended. Through September 30, 2026, the Company issued 28,925,501 shares of its common stock under the 2022 Sale Agreement, as amended. During the nine months ended September 30, 2026, the Company issued 2,612,344 shares of its common stock, in a series of sales, at an average price of $13.21 per share, in accordance with the 2022 Sale Agreement, as amended, for aggregate net proceeds of $33.6 million, after commissions and offering costs. During the nine months ended September 30, 2025, the Company issued 11,790,624 shares of its common stock, in a series of sales, at an average price of $11.15 per share, in accordance with the 2022 Sale Agreement, as amended, for aggregate net proceeds of $128.2 million, after payment of cash commissions. As of September 30, 2026, $368.5 million in shares of common stock remain eligible for sale under the 2022 Sale Agreement, as amended.

14. Segment Information

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

The following table summarizes the reportable segment’s financial information:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Collaboration revenue	$7,163	$13,782	$29,870	$44,654
Less:
Research and development:
External development expenses - nex-z	21,449	19,944	59,961	67,032
External development expenses - lonvo-z	10,216	15,069	27,927	37,790
Other research and development (1)	51,681	59,734	158,790	195,387
Total research and development	83,346	94,747	246,678	300,209
General and administrative (2)	46,142	30,512	118,809	86,725
Interest income and other, net	(5,837)	(6,714)	(16,839)	(22,719)
Interest expense	611	-	611	-
Other segment information (3)	10,386	(3,439)	10,961	(2,653)
Segment and consolidated net loss	$(127,485)	$(101,324)	$(330,350)	$(316,908)
(1)
Includes unallocated research and development expenses, including stock-based compensation of $7.4 million and $24.4 million for the three and nine months ended September 30, 2026, respectively, and $12.2 million and $38.9 million for the three and nine months ended September 30, 2025, respectively, as disclosed within Note 11, “Stock-Based Compensation.”

(2)
Includes stock-based compensation of $7.0 million and $21.6 million for the three and nine months ended September 30, 2026, respectively, and $7.4 million and $24.6 million for the three and nine months ended September 30, 2025, respectively, as disclosed within Note 11, “Stock-Based Compensation.”
(3)
Includes the change in fair value of investments as disclosed in the Company’s condensed consolidated statements of operations and comprehensive loss.

Depreciation and amortization expense totaled $1.9 million and $6.2 million for the three and nine months ended September 30, 2026, respectively, and $2.4 million and $7.4 million for the three and nine months ended September 30, 2025, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Information

This Quarterly Report on Form 10-Q contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may be identified by such forward-looking terminology as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. Our forward-looking statements are based on a series of expectations, assumptions, estimates and projections about our company, are not guarantees of future results or performance and involve substantial risks and uncertainty. We may not actually achieve the plans, intentions or expectations disclosed in these forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in these forward-looking statements. Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including the risks and uncertainties inherent in our statements regarding:

•
our ability to execute our planned commercial launch of lonvoguran ziclumeran (“lonvo-z,” previously referred to as NTLA-2002), our program for the treatment of hereditary angioedema (“HAE”), including that the U.S. Food and Drug Administration (“FDA”) will approve our biologics license application (“BLA”) for lonvo-z such that we can launch lonvo-z in the U.S. in the first quarter of 2027, or the success of such program;
•
our ability to execute our clinical study strategy for nexiguran ziclumeran (“nex-z,” previously referred to as NTLA-2001), our program for the treatment of transthyretin (“ATTR”) amyloidosis, including our ability to successfully complete the MAGNITUDE and MAGNITUDE-2 Phase 3 studies, or the success of such program;
•
our ability to manufacture or obtain materials for our nonclinical and clinical studies, our product candidates and, if approved, our commercial products;
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
•
the issuance or enforcement of, and compliance with, regulatory requirements and guidance regarding nonclinical and clinical studies relevant to genome editing and our product candidates;
•
the market acceptance, pricing and reimbursement of our product candidates, if approved;
•
estimates of our expenses, future revenues, capital requirements and our needs for additional financing, including our ability to fund our ongoing operating expenses and capital expenditure requirements at least into 2028;
•
our ability to comply with the obligations and meet the targets set forth under our credit facility;
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

For over a decade, we have applied our proprietary technologies and expertise, including CRISPR-based gene editing technologies, oligonucleotides, and lipid nanoparticles (“LNPs”), to develop novel, first-in-class product candidates. This includes the development of lonvoguran ziclumeran (“lonvo-z,” previously referred to as NTLA-2002) for the treatment of hereditary angioedema (“HAE”) and nexiguran ziclumeran (“nex-z,” previously referred to as NTLA-2001) for the treatment of transthyretin (“ATTR”) amyloidosis. These lead product candidates are the first in vivo genome editing product candidates to advance into Phase 3 clinical development. These systemically administered CRISPR-based candidates are designed to address diseases with high unmet need with a single intravenous (“IV”) infusion that is administered in an outpatient setting. In April 2026, we reported positive topline data from the global Phase 3 HAELO clinical trial of lonvo-z in HAE, and preparations are underway for the planned commercial launch of lonvo-z in the first quarter of 2027, if approved.

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

Our strategy is to (1) advance the clinical development of our lead CRISPR-based product candidates, (2) build and leverage a fully integrated commercial-stage infrastructure, (3) expand our pipeline utilizing our expertise and proprietary technologies, and (4) collaborate with partners to expand our technology reach and maximize our return on investment. All of our revenue to date has been collaboration revenue. Since our inception and through September 30, 2026, we have funded our operations through our initial public offering (“IPO”), private placements, follow-on public offerings, at-the-market offerings, the sale of convertible preferred stock, debt financing and our collaboration agreements.

Our Pipeline

We are the first company to advance in vivo genome editing product candidates into Phase 3 clinical development. These candidates are being developed for patients with HAE and ATTR amyloidosis. Our research efforts focus on pursuing additional targets within the liver and expanding our targets and delivery technology for diseases outside the liver.

Hereditary Angioedema (“HAE”) Program

Lonvo-z is a wholly owned, investigational in vivo CRISPR-based therapeutic candidate that is designed as a one-time treatment and is intended to inactivate the kallikrein B1 (“KLKB1”) gene in the liver to permanently lower kallikrein and bradykinin levels, and to eliminate HAE attacks and the need for lifelong treatment.

Lonvo-z Clinical Program

HAELO is our Phase 3 clinical study of lonvo-z for the treatment of HAE. HAELO is a global, randomized, double-blind, placebo-controlled study that was designed to evaluate the efficacy and safety of lonvo-z for adults with Type I or Type II HAE. Patients were randomized 2:1 to receive a single 50 mg infusion of lonvo-z or placebo. Patients randomized to the placebo arm are eligible for optional crossover to lonvo-z at week 28. The primary endpoint is the number of HAE attacks from week 5 through week 28. In January 2025, we announced that the first patient had been dosed in the global Phase 3 study. In September 2025, we announced that enrollment was completed. In total, 80 patients were enrolled in the trial and received a one-time 50 mg dose of lonvo-z or placebo.

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

In April 2026, we announced the initiation of a rolling biologics license application (“BLA”) to the U.S. Food and Drug Administration (“FDA”) for lonvo-z. In September 2026, the FDA accepted the BLA for lonvo-z and granted the BLA Priority Review with a Prescription Drug User Fee Act (“PDUFA”) target action date of March 10, 2027. Additionally, the FDA has advised that it is not currently planning to hold an advisory committee to discuss the application. If approved, lonvo-z would be the world’s first in vivo CRISPR-based therapy and the only one-time treatment for HAE.

We significantly advanced our launch readiness in recent months, completing the deployment of our field organization and deepening our engagement with HAE treatment centers and payers in preparation for our planned commercial launch in the first quarter of 2027.

Transthyretin (“ATTR”) Amyloidosis Program

Nex-z is an investigational in vivo CRISPR-based therapeutic candidate designed to inactivate the TTR gene in the liver, thereby preventing the production of transthyretin (“TTR”) protein. Delivered with our in vivo LNP technology, nex-z offers the possibility of halting and reversing disease by driving a rapid, deep, consistent and potentially lifelong reduction in TTR protein after a one-time treatment.

Nex-z Clinical Program

Intellia has made significant progress advancing enrollment in its MAGNITUDE Phase 3 clinical trial of nex-z in ATTR amyloidosis with cardiomyopathy (“ATTR-CM”). On November 4, we announced that we completed enrollment in our MAGNITUDE-2 Phase 3 clinical trial in hereditary ATTR amyloidosis with polyneuropathy (“ATTRv-PN”) during the third quarter, exceeding our targeted randomization of 60 patients.

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

In August 2026 we announced that, together with Regeneron Pharmaceuticals, Inc. (“Regeneron”) and other external experts, we conducted a comprehensive genomic analysis of more than 600 patient samples across nex-z clinical trials. The analysis revealed that the highest observed liver transaminase elevations were in patients carrying one specific human leukocyte antigen (“HLA”) allele. As we engage with the FDA regarding this finding, we will provide HLA genotyping results for patients who are enrolled or entering screening in the ongoing nex-z Phase 3 trials.

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

Hereditary ATTR Amyloidosis with Polyneuropathy (“ATTRv-PN”):

In November 2024, we announced that the FDA had cleared our nex-z IND application to initiate the MAGNITUDE-2 pivotal Phase 3 trial for ATTRv-PN. MAGNITUDE-2 is an international, randomized, double-blind, placebo-controlled study to evaluate the efficacy and safety of nex-z in adults with ATTRv-PN. Patients will be randomized 1:1 to receive a single 55 mg infusion of nex-z or placebo. Patients randomized to the placebo arm will be eligible for optional crossover to receive nex-z following month 18. The primary endpoints are the change from baseline in modified Neuropathy Impairment Score +7 (mNIS+7) at month 18 and serum TTR at day 29. The mNIS+7 scale is a validated measure specifically designed to assess and quantify polyneuropathy impairment, including muscle weakness, muscle stretch reflexes, sensory loss and autonomic impairment. In April 2025, we announced that the first patient was randomized and dosed with nex-z in the global Phase 3 MAGNITUDE-2 study.

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

Collaborations and Other Arrangements

In order to treat—and potentially cure—a broader range of severe diseases, we and our collaboration partners are advancing the development of additional clinical and nonclinical product candidates. Throughout our history, we have leveraged collaborations to expand and accelerate the development of product candidates. Our current relationships include our collaboration with Regeneron and other research collaborations focused on the development of product candidates. See Note 7, “Collaborations and Other Arrangements” of our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for additional information related to the terms of the agreements between us and our collaborators.

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

Other Income (Expense), Net

During the three and nine months ended September 30, 2026 and 2025, other income (expense), net consists of interest income earned on our cash, cash equivalents, restricted cash equivalents and marketable securities, interest expense related to our long-term debt and change in the fair value of our investments.

Results of Operations

The following discussion of the financial condition and results of operations should be read in conjunction with the accompanying condensed consolidated financial statements and the related footnotes thereto.

Comparison of Three Months Ended September 30, 2026 and 2025

The following table summarizes our results of operations:

	Three Months Ended September 30,		Period-to-
	2026	2025	Period Change
	(In thousands)
Collaboration revenue	$7,163	$13,782	$(6,619)
Operating expenses:
Research and development	83,346	94,747	(11,401)
General and administrative	46,142	30,512	15,630
Total operating expenses	129,488	125,259	4,229
Operating loss	(122,325)	(111,477)	(10,848)
Other (expense) income, net:
Interest income and other, net	5,837	6,714	(877)
Interest expense	(611)	-	(611)
Change in fair value of investments, net	(10,386)	3,439	(13,825)
Total other (expense) income, net	(5,160)	10,153	(15,313)
Net loss	$(127,485)	$(101,324)	$(26,161)

Collaboration Revenue

Collaboration revenue decreased by $6.6 million during the three months ended September 30, 2026, as compared to the three months ended September 30, 2025. The decrease in collaboration revenue is primarily due to reductions in revenue under the 2016 Regeneron Agreement and the ATTR Co/Co.

Research and Development

Research and development expenses decreased by $11.4 million during the three months ended September 30, 2026, as compared to the three months ended September 30, 2025.

The following table summarizes our research and development expenses, together with the changes in those items in dollars and the respective percentages of change:

	Three Months Ended September 30,		Period-to-	Percent
	2026	2025	Period Change	Change
	(In thousands)
External development expenses by program:
Nex-z	$21,449	$19,944	$1,505	8%
Lonvo-z	10,216	15,069	(4,853)	-32%
Unallocated research and development expenses:
Employee-related expenses	23,389	21,979	1,410	6%
Research materials and contracted services	4,106	8,727	(4,621)	-53%
Facility-related expenses	16,464	15,798	666	4%
Stock-based compensation	7,350	12,209	(4,859)	-40%
Other	372	1,021	(649)	-64%
Total research and development expenses	$83,346	$94,747	$(11,401)	-12%

The decrease in research and development expenses for the three months ended September 30, 2026 compared to the three months ended September 30, 2025 was primarily attributable to:

•
a $1.5 million increase in external costs related to the development of nex-z, one of our lead product candidates, primarily due to an increase in spend on contracted services and consulting fees, offset in part by a decrease in spend on drug components;
•
a $4.9 million decrease in external costs related to the development of lonvo-z, one of our lead product candidates, primarily due to a decrease in spend on drug components and contracted services, offset in part by an increase in consulting fees;
•
a $1.4 million increase in employee-related expenses driven primarily by increased employee headcount in 2026, offset in part by a decrease in consulting fees;
•
a $4.6 million decrease in research materials and contracted services driven primarily by a decrease in spend on drug components;
•
a $0.7 million increase in facility-related expenses primarily related to rent expense allocated to research and development resulting from the commencement of our 400 Technology Square Lease; and
•
a $4.9 million decrease in stock-based compensation driven by lower grant date fair values of share-based awards granted in the current period.

General and Administrative

General and administrative expenses increased by $15.6 million during the three months ended September 30, 2026, as compared to the three months ended September 30, 2025. This increase is primarily related to increased legal expenses, facility-related costs allocated to general and administrative, compensation, and consulting costs associated with the continued buildout of a commercial function.

Other (Expense) Income, Net

The decrease in other income, net of $15.3 million is primarily related to a $0.9 million decrease in interest income, a $0.6 million increase in interest expense and a $13.8 million decrease in income due to the change in fair value of our investments.

Comparison of Nine Months Ended September 30, 2026 and 2025

The following table summarizes our results of operations:

	Nine Months Ended September 30,		Period-to-
	2026	2025	Period Change
	(In thousands)
Collaboration revenue	$29,870	$44,654	$(14,784)
Operating expenses:
Research and development	246,678	300,209	(53,531)
General and administrative	118,809	86,725	32,084
Total operating expenses	365,487	386,934	(21,447)
Operating loss	(335,617)	(342,280)	6,663
Other (expense) income, net:
Interest income and other, net	16,839	22,719	(5,880)
Interest expense	(611)	-	(611)
Change in fair value of investments, net	(10,961)	2,653	(13,614)
Total other (expense) income, net	5,267	25,372	(20,105)
Net loss	$(330,350)	$(316,908)	$(13,442)

Collaboration Revenue

Collaboration revenue decreased by $14.8 million to $29.9 million during the nine months ended September 30, 2026, as compared to $44.7 million during the nine months ended September 30, 2025. The decrease in collaboration revenue during the nine months ended September 30, 2026 is primarily due to a reduction in revenue under the 2016 Regeneron Agreement, the achievement of a development milestone for the hemophilia B program under the 2016 Regeneron Agreement in 2025, and decreased material shipments to collaboration partners. Refer to Note 7 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for further details.

Research and Development

Research and development expenses decreased by $53.5 million to $246.7 million during the nine months ended September 30, 2026, as compared to $300.2 million during the nine months ended September 30, 2025.

The following table summarizes our research and development expenses, together with the changes in those items in dollars and the respective percentages of change:

	Nine Months Ended September 30,		Period-to-	Percent
	2026	2025	Period Change	Change
	(In thousands)
External development expenses by program:
Nex-z	$59,961	$67,032	$(7,071)	-11%
Lonvo-z	27,927	37,790	(9,863)	-26%
Unallocated research and development expenses:
Employee-related expenses	71,922	75,517	(3,595)	-5%
Research materials and contracted services	13,564	28,780	(15,216)	-53%
Facility-related expenses	46,733	49,383	(2,650)	-5%
Stock-based compensation	24,375	38,894	(14,519)	-37%
Other	2,196	2,813	(617)	-22%
Total research and development expenses	$246,678	$300,209	$(53,531)	-18%

The decrease in research and development expenses for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 was primarily attributable to:

•
a $7.1 million decrease in external costs related to the development of nex-z, one of our lead product candidates, primarily due to a decrease in spend on contracted services, drug components and consulting fees;
•
a $9.9 million decrease in external costs related to the development of lonvo-z, one of our lead product candidates, primarily due to a decrease in spend on drug components, offset in part by an increase in consulting fees;
•
a $3.6 million decrease in employee-related expenses driven primarily by severance expense related to the Company's workforce reduction in January 2025 and decreased consulting fees, offset in part by an increase in compensation costs due to an increase in headcount in 2026;
•
a $15.2 million decrease in research materials and contracted services primarily driven by a decrease in spend on drug components;
•
a $2.7 million decrease in facility-related expenses primarily related to rent expense and depreciation; and
•
a $14.5 million decrease in stock-based compensation driven by lower grant date fair values of share-based awards.

General and Administrative

General and administrative expenses increased by $32.1 million during the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025. This increase was primarily related to an increase in legal expenses, as well as increased compensation and consulting costs associated with the continued buildout of a commercial function.

Other (Expense) Income, Net

The decrease in other income, net of $20.1 million is primarily related to a $5.9 million decrease in interest income, a $0.6 million increase in interest expense and a $13.6 million increase in expense due to the change in fair value of our investments.

Liquidity and Capital Resources

Since our inception through September 30, 2026, we have funded our operations through an initial public offering, private placements, follow-on public offerings, at-the-market offerings, the sale of convertible preferred stock, debt financing and our collaboration agreements.

As of September 30, 2026, we had $614.8 million in cash, cash equivalents and marketable securities.

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

At-the-Market Offering Programs

2022 Sale Agreement

In March 2022, we entered into an Open Market Sale Agreement (the “2022 Sale Agreement”) with Jefferies LLC (“Jefferies”), under which Jefferies was able to offer and sell, from time to time in “at-the-market” offerings, shares of our common stock having aggregate gross proceeds of up to $400.0 million. In February 2024, we entered into an amendment to the 2022 Sale Agreement to increase the size of the at-the-market offering program from $400.0 million to $750.0 million. In March 2026, we entered into Amendment No. 2 to the 2022 Sale Agreement (the “2022 Sale Agreement, as amended”) to increase the size of the at-the-market offering program from $750.0 million to $1,035.3 million. We agreed to pay cash commissions of up to 3.0% of the gross proceeds of sales of common stock under the 2022 Sale Agreement, as amended. Through September 30, 2026 we have issued 28,925,501 shares of our common stock under the 2022 Sale Agreement, as amended. During the nine months ended September 30, 2026, we issued 2,612,344 shares of our common stock, in a series of sales, at an average price of $13.21 per share, in accordance with the 2022 Sale Agreement, as amended, for aggregate net proceeds of $33.6 million, after commissions and offering costs. As of September 30, 2026, $368.5 million in shares of common stock remain eligible for sale under the 2022 Sale Agreement, as amended.

OrbiMed Credit Facility

In September 2026, we entered into the Credit Agreement described in Note 10, “Debt,” in the notes to condensed consolidated financial statements, which provides Intellia with a five-year senior secured credit facility of up to $400 million. $75 million was drawn upon closing (the “Initial Term Loan”), several potential delayed draw term loans amounting to $225 million are available if certain targets are met and there is an uncommitted potential additional incremental term loan of up to $100 million subject to mutual agreement by the parties.

The OrbiMed Credit Facility matures on September 4, 2031, and the entire then-outstanding principal amount of the loans will be due at that time. Loans outstanding under the credit facility bear interest, payable monthly, and the delayed draw term loans are also subject to fees on the undrawn amounts of 0.50% per annum. These fees will end when the relevant delayed-draw commitments are funded or terminated, which will be no later than March 31, 2029.

As of September 30, 2026, the outstanding principal balance of the Initial Term Loan is $75 million, of which no principal payments are due within the next 12 months.

Funding Requirements

Our primary uses of capital are, and we expect will continue to be, research and development, research materials and contracted services, clinical trial costs, compensation and related expenses, laboratory and office facilities, research supplies, legal and regulatory expenses, patent prosecution filing and maintenance costs for our licensed intellectual property, commercial launch capabilities, milestone and royalty payments and general overhead costs. During 2026, we expect our research and development expenses to decrease compared to prior periods as we focus resources on high value programs within our pipeline, such as lonvo-z and nex-z, to ensure efficient execution, achieve near-term clinical milestones, and prepare for commercial launch. We expect the decrease in research and development expenses to be mostly offset by increased expenses in 2026 related to our ongoing buildout of a commercial infrastructure.

We cannot estimate the actual amounts necessary to successfully complete the development and commercialization of any future product candidates or whether, or when, we may achieve profitability. Until such time as we can generate substantial product revenues, if ever, we expect to fund our ongoing cash needs through financings and collaboration arrangements. For example, we have received funds from the OrbiMed Credit Facility and cost reimbursements from Regeneron related to our collaboration agreements with Regeneron. Additionally, we are eligible to earn milestone payments and royalties upon achievement of certain events under our collaboration agreements. Except for these sources of funding, we will not have any committed external source of liquidity. To the extent that we raise additional capital through the future sale of equity, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing stockholders. If we raise additional funds through collaboration arrangements in the future, we may have to relinquish valuable rights to our technologies, future revenue streams or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Outlook

Based on our research and development plans and our expectations related to the progress of our programs, we expect that our cash, cash equivalents and marketable securities as of September 30, 2026, which includes the net proceeds from our April 2026 equity offering and the net proceeds from our recent debt financing, in addition to research and cost reimbursement funding from our collaboration agreements, will enable us to fund our ongoing operating expenses and capital expenditure requirements at least into 2028, excluding any potential milestone payments or extension fees that could be earned and distributed under our collaboration agreements, any strategic use of capital not currently in the base case planning assumptions and any potential commercial revenues from lonvo-z. We have based this estimate on current assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect.

Our ability to generate revenue and achieve profitability depends significantly on our success in many areas, including: developing our delivery technologies and our CRISPR/Cas9 technology platform; selecting appropriate product candidates to develop; completing research and nonclinical and clinical development of selected product candidates; obtaining regulatory approvals and marketing authorizations for product candidates for which we complete clinical trials; developing a sustainable and scalable manufacturing process for product candidates; launching and commercializing product candidates for which we obtain regulatory approvals and marketing authorizations, either directly or with a collaborator or distributor; obtaining market acceptance and pricing approvals for our product candidates; addressing any competing technological and market developments; negotiating favorable terms in any collaboration, licensing, or other arrangements into which we may enter; maintaining good relationships with our collaborators and licensors; maintaining, protecting, and expanding our portfolio of intellectual property rights, including patents, trade secrets, and know-how; and attracting, hiring, and retaining qualified personnel.

Cash Flows

The following is a summary of cash flows:

	Nine Months Ended September 30,
	2026	2025
	(In thousands)
Net cash used in operating activities	$(285,889)	$(325,451)
Net cash (used in) provided by investing activities	(13,319)	200,497
Net cash provided by financing activities	303,142	129,509

Net cash used in operating activities

Net cash used in operating activities of $285.9 million during the nine months ended September 30, 2026 primarily consists of a net loss of $330.4 million, accretion of investment discounts of $1.7 million, and net changes in operating assets and liabilities of $16.9 million, partially offset by stock-based compensation of $46.0 million, depreciation expense of $6.2 million and a change in fair value of our investments in Kyverna Therapeutics, Inc. (“Kyverna”) and AvenCell Therapeutics, Inc. (“AvenCell”) of $11.0 million.

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

Net cash (used in) provided by investing activities

During the nine months ended September 30, 2026, our investing activities used cash of $13.3 million. The decrease in the nine months ended September 30, 2026 is primarily due to $10.9 million in purchases of marketable securities (net of maturities) and $2.8 million for purchases of property and equipment, offset in part by $0.4 million in proceeds from the sale of property and equipment.

During the nine months ended September 30, 2025 our investing activities provided cash of $200.5 million. The increase is primarily due to $201.5 million of marketable securities maturing (net of purchases), partially offset by $1.0 million in cash for the purchase of property and equipment.

Net cash provided by financing activities

Net cash provided by financing activities of $303.1 million during the nine months ended September 30, 2026 is primarily related to $194.6 million in net proceeds from a follow-on public offering, $73.5 million of proceeds from the Initial Term Loan, net of $0.3 million in debt issuance costs paid, $33.6 million in net proceeds from at-the-market offerings and $1.5 million in cash received from the issuance of shares through our employee stock purchase plan.

Net cash provided by financing activities of $129.5 million during the nine months ended September 30, 2025 includes $128.2 million in net proceeds from at-the-market offerings, $1.2 million in cash received from the issuance of shares through our employee stock purchase plan and $0.1 million in cash received from the exercise of stock options.

Critical Accounting Policies

Our critical accounting policies require the most significant judgments and estimates in the preparation of our condensed consolidated financial statements. Management has determined that our most critical accounting policies are those relating to revenue recognition, accrued research and development expenses, stock-based compensation and debt. There have been no changes to our critical accounting policies from those which were discussed in our Annual Report for the year ended December 31, 2025 except as set forth under “Debt” within Note 2, “Summary of Significant Accounting Policies” in the notes to the condensed consolidated financial statements.

Recent Accounting Pronouncements

Please read Note 2, “Summary of Significant Accounting Policies,” to our condensed consolidated financial statements included in Part I, Item 1, “Notes to Condensed Consolidated Financial Statements,” of this Quarterly Report on Form 10-Q for a description of recent accounting pronouncements applicable to our business.

Contractual Obligations

There were no material changes to our contractual obligations during the nine months ended September 30, 2026 other than those described within Note 9, “Leases” and Note 10, “Debt” in the notes to condensed consolidated financial statements. For a complete discussion of our contractual obligations, please refer to our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report for the year ended December 31, 2025.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our primary exposure to market risk is interest rate sensitivity in connection with our investment portfolio and the OrbiMed Credit Facility. None of the market risk sensitive instruments are held for trading purposes.

Investment Portfolio

As of September 30, 2026, we had cash equivalents, restricted cash equivalents and marketable securities of $599.9 million consisting of interest-bearing money market accounts, corporate and financial institution debt securities, U.S. Treasury and other government-backed securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are primarily in marketable securities. Due to the short-term duration of our investment portfolios and the low risk profile of our investments, we do not believe an immediate change of 100 basis points, or one percentage point, would have a material effect on the fair market value of our investment portfolio. Declines in interest rates, however, would reduce future investment income.

OrbiMed Credit Facility

The OrbiMed Credit Facility bears interest at an annual rate equal to the greater of 3.00% or the one-month Secured Overnight Financing Rate (“SOFR”), plus an applicable margin of 6.15%. Based on the outstanding principal amount of the OrbiMed Credit Facility as of September 30, 2026 of $75.0 million, a hypothetical 1% increase or decrease in interest rates would increase or decrease future annual interest expense by approximately $0.8 million.

We do not have any foreign currency or derivative financial instruments. The OrbiMed Credit Facility contains embedded derivative features whose estimated fair values were not material as of September 30, 2026. Inflation generally affects us by increasing our cost of labor and program costs. We do not believe that inflation had a material effect on our results of operations during the nine months ended September 30, 2026.

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

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2026.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Aiello v. Bhanji et al.

On May 15, 2025, a purported stockholder of the Company filed a stockholder derivative lawsuit, captioned Aiello v. Bhanji et al. (C.A. No. 2025-0543-BWD), in the Court of Chancery of the State of Delaware against certain of the Company’s current and former directors (the “Individual Defendants”) and the Company as a nominal defendant. The complaint alleges claims for breach of fiduciary duty, unjust enrichment, and waste of corporate assets against the Individual Defendants based on, among other things, allegedly excessive compensation to the Company’s non-employee directors. The complaint seeks unspecified damages and restitution of compensation and other benefits from the Individual Defendants, corporate governance reforms from the Company, reasonable attorneys’ fees and other costs. On July 11, 2025, the Company and Individual Defendants filed answers to the complaint, and discovery commenced thereafter.

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

Summary of the Material Risks Associated with Our Business

•
Our business may be adversely affected if we are unable to successfully obtain approval of our biologics license application (“BLA”) for lonvoguran ziclumeran (“lonvo-z”) for the treatment of patients with hereditary angioedema (“HAE”) or, following such approval, we are unable to successfully launch and commercialize lonvo-z for the treatment of patients with HAE.
•
Following the lifting of the clinical holds that the United States Food and Drug Administration (“FDA”) placed on our investigational new drug (“IND”) applications for the MAGNITUDE and MAGNITUDE-2 Phase 3 clinical trials of nexiguran ziclumeran (“nex-z”) for the treatment of patients with transthyretin (“ATTR”) amyloidosis with cardiomyopathy (“ATTR-CM”) and hereditary ATTR amyloidosis with polyneuropathy (“ATTRv-PN”), respectively, we have resumed, and intend to successfully complete, the MAGNITUDE and MAGNITUDE-2 Phase

3 clinical trials. Our business may be adversely affected if the MAGNITUDE and MAGNITUDE-2 clinical trials are not completed in a timely manner, or if other regulatory or patient safety concerns lead to additional delays.
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
•
Results, including data from our nonclinical and clinical studies, are not necessarily predictive of our other ongoing and future nonclinical and clinical studies, and they do not guarantee or indicate the likelihood of approval of any potential product candidate by the FDA or any other regulatory agency. If we cannot replicate the positive results from any of our nonclinical or clinical activities and studies, we may be unable to successfully develop, obtain regulatory approval for and commercialize any potential product candidate.
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

Risks Related to Our Business

Risks Related to Nonclinical and Clinical Development

*CRISPR genome editing technology has only recently been clinically validated for human therapeutic use.

We are focused on developing novel therapeutics utilizing CRISPR genome editing technology and our other core technologies, including in vivo gene editing therapies and ex vivo engineered cell therapies. Our product candidates, which use such technologies, are the first in vivo gene editing product candidates to be evaluated in pivotal trials. Although there have been significant advances in recent years in the fields of gene therapy and genome editing, in vivo CRISPR-based genome editing technologies are relatively new and their therapeutic utility is largely unproven. Our approach to developing therapies centers on using CRISPR technology, as well as our other core technologies, to alter, introduce or remove genetic information in vivo to treat various disorders, or to engineer human cells ex vivo to create therapeutic cells that can be introduced into the human body to address the underlying disease.

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

All of our programs are still in the discovery, nonclinical or clinical stage. Our current and future product candidates will require nonclinical and clinical activities and studies, regulatory review and approval in each jurisdiction in which we intend to market the products, substantial investment, establishing manufacturing capabilities, access to sufficient commercial manufacturing capacity and significant marketing efforts before we can generate any revenue from product sales. Before obtaining marketing approval from regulatory authorities for the sale of a product candidate, we must conduct extensive clinical trials to demonstrate the safety, purity, potency and efficacy of the product in humans. It is impossible to predict when or if any of our programs will prove effective and safe in humans or will receive regulatory approval. Nonclinical and clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. We may be unable to establish clinical endpoints that regulatory authorities consider clinically meaningful, and a clinical trial can fail at any stage. The outcome of nonclinical testing and clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. Moreover, nonclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in nonclinical studies and clinical trials have nonetheless failed to obtain approval of their products.

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

Because these are new therapeutic approaches, discovering, developing, manufacturing and commercializing our product candidates may subject us to a number of challenges or delays in completing our nonclinical studies and initiating or completing clinical trials. We also may experience numerous unforeseen events during, or as a result of, any current or future clinical trials that we conduct, which could delay or prevent our ability to receive marketing approval or commercialize our product candidates, including:

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
•
clinical trials of any product candidates may fail to show safety or efficacy, or could produce negative or inconclusive results, which could result in having to conduct additional nonclinical studies or clinical trials or terminating the product development programs;
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
•
regulatory agencies may require us to amend our IND applications or equivalent regulatory filings, modify the design of our clinical trials or perform more extensive or lengthier nonclinical or clinical testing compared to existing therapeutic modalities, any of which may delay the initiation or progression of any of our clinical trials;
•
animal models may not exist, or available animal models may be inadequate, for some of the human diseases we choose to pursue in our programs, or the nonclinical studies we perform as part of our programs;
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
•
the cost of nonclinical studies and clinical trials of any product candidates may be greater than we anticipate;
•
the supply or quality of our product candidates or other materials necessary to conduct nonclinical studies and clinical trials of our product candidates may be insufficient or inadequate, or not available in a reasonable timeframe, and any transfer of manufacturing activities may require unforeseen manufacturing or formulation changes;
•
we may face challenges in sourcing nonclinical, clinical and, if approved, commercial supplies for the materials used to manufacture and process our product candidates, which may include importing or exporting materials between different jurisdictions;

•
our product candidates may have undesirable side effects or other unexpected characteristics, such as effects or characteristics resulting from their biodistribution or mechanism of action, causing us or our investigators, regulators, IRBs or ethics committees to suspend or terminate the trials, or reports may arise from nonclinical or clinical testing of other gene therapies or genome editing-based therapies that raise safety or efficacy concerns about our product candidates;
•
the FDA or other regulatory authorities may require us to submit additional data, such as long-term toxicology studies, or impose other requirements, including submitting nonclinical data earlier in clinical development compared to existing therapeutic modalities or requiring amendments to our regulatory filings, before permitting us to initiate, continue or rely on a clinical trial;
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

In addition, if any product candidates encounter safety or efficacy problems, development delays, regulatory issues or other problems, our development plans and business could be significantly harmed. For the reasons described above, among others, regulatory bodies, particularly the FDA, have requested, and may request in the future, additional nonclinical studies for genome editing products, such as additional studies related to toxicology, biodistribution or reproductive health, and/or nonclinical studies earlier in clinical development compared to other therapeutic modalities. Although the FDA cleared the IND applications that we have submitted, it is possible that the FDA may impose requirements that result in a delay of any of our programs (including our submission of a BLA or comparable marketing application, or their regulatory approval). While the FDA removed the clinical holds for the IND for the MAGNITUDE and MAGNITUDE-2 trials in the first quarter of 2026 and we have resumed these clinical trials, we cannot predict if other regulatory or patient safety concerns will lead to additional delays.

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

Results, including data from our nonclinical and clinical studies, are not necessarily predictive of our other ongoing and future nonclinical and clinical studies, and they do not guarantee or indicate the likelihood of approval of any potential product candidate by the FDA or any other regulatory agency. If we cannot replicate the positive results from any of our nonclinical or clinical activities and studies, we may be unable to successfully develop, obtain regulatory approval for and commercialize any potential product candidate.

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

In addition, there is a high failure rate, as well as potential substantial and unanticipated delays, for product candidates progressing through nonclinical and clinical studies. Even if we are able to successfully complete our ongoing and future nonclinical and clinical activities and studies for any potential product candidate, we may not be able to replicate, or may have to engage in significant efforts and resource and time investments to replicate, any positive results from these or any other studies in any of our future nonclinical and clinical trials, and they do not guarantee approval of any potential product candidate by the FDA or any other necessary regulatory authorities in a timely manner or at all. For more information regarding these risks, see the remainder of this risk factor section.

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

We are at a clinical stage of development and our technology and approach has not yet led, and may never lead, to the approval or commercialization of any of our product candidates, including nex-z for ATTR amyloidosis and lonvo-z for HAE, or to our other nonclinical stage product candidates being deemed appropriate for clinical development and ultimately approval by a regulatory agency. Even if we are successful in building our pipeline of product candidates, completing clinical development, establishing the necessary manufacturing processes and capabilities, obtaining regulatory approvals and commercializing product candidates will require substantial additional funding and are subject to the risks of failure inherent in therapeutic product development. Investment in biopharmaceutical product development involves significant risk that any potential product candidate will fail to demonstrate acceptable safety and efficacy profiles, gain regulatory approval, or become commercially viable.

We cannot provide any assurance that we will be able to successfully advance any of our product candidates, including nex-z, lonvo-z, or product candidates developed through our collaborations, through the entire research and development process. Any of our other programs may show promise yet fail to yield product candidates for clinical development or commercialization for many reasons. For more information regarding these risks, see the above risk factor section entitled “Risks Related to Nonclinical and Clinical Development.”

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
•
potential adverse events for any products developed, or negative interactions with regulatory agencies, by us or others in the gene therapy and genome editing fields. For more information, see the above risk factor entitled “We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of any product candidates;” and
•
the effectiveness of our sales and marketing efforts and distribution support.

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

For example, through a license agreement between Caribou Biosciences, Inc. and us (the “Caribou License”), we sublicense the rights of the Regents of the University of California and the University of Vienna (collectively, “UC/Vienna”) to a worldwide patent portfolio that covers methods of use and compositions relating to engineered CRISPR systems for, among other things, cleaving or editing DNA and altering gene product expression in various organisms, including eukaryotic cells. We sublicense the UC/Vienna rights to this patent portfolio for human therapeutic, prophylactic and palliative uses, including companion diagnostics, except for anti-fungal and anti-microbial uses. Because UC/Vienna co-own this portfolio with Dr. Emmanuelle Charpentier (who has separately licensed her rights to other parties), we refer to this co-owned worldwide patent portfolio as the “UC/Vienna/Charpentier patent family.” In addition, we have granted further sublicenses to this portfolio to our collaborators in certain fields of use. The UC/Vienna/Charpentier patent portfolio to date includes, for example, multiple granted, allowed, and/or allowable patent applications in the U.S., as well as granted patents from the European Patent Office, the United Kingdom’s Intellectual Property Office, the German Patent and Trade Mark Office, Australia’s Intellectual Property agency and China’s Intellectual Property Office, among others.

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

For example, various patent applications within the UC/Vienna/Charpentier patent family and the Broad Institute patent family have been involved in patent interferences and other patent challenges in the U.S. and other jurisdictions, in which the respective owners have alleged, and are alleging, that they invented and/or own intellectual property claiming overlapping aspects of CRISPR systems. Specifically, certain patent applications within the UC/Vienna/Charpentier patent family, licensed to us under the Caribou License, covering certain aspects of CRISPR systems to edit genes in eukaryotic cells, including human cells (collectively, the “UC/Vienna/Charpentier eukaryotic patent family”) have been the subject of patent interferences involving patents and patent applications co-owned by the Broad Institute, Massachusetts Institute of Technology, the President and Fellows of Harvard College and the Rockefeller University (collectively, the “Broad Institute”) that also claim CRISPR systems to edit genes in eukaryotic cells (collectively, the “Broad Institute patent family”). On June 25, 2019, the Patent Trial and Appeal Board (“PTAB”) of the U.S. Patent and Trademark Office (“USPTO”) declared an interference between the UC/Vienna/Charpentier eukaryotic patent family and the Broad Institute patent family to determine which research group first invented the use of the CRISPR technology in eukaryotic cells and, therefore, is entitled to the U.S. patents covering that invention. The interference involved 14 allowable patent applications from the UC/Vienna/Charpentier eukaryotic patent family and 13 patents and one patent application from the Broad Institute patent family. On February 28, 2022, the PTAB issued a Decision of Priority and Judgment in the interference, finding that the Broad Institute patent family has priority over the UC/Vienna/Charpentier patent family with respect to the subject matter of the interference. Both parties filed appeals to the United States Court of Appeals for the Federal Circuit as Case Nos. 22-1594 and 22-1653 (the “Interference Appeal”), and the oral argument occurred on May 7, 2024. On May 12, 2025, the Federal Circuit panel issued its decision in the Interference Appeal. The Federal Circuit (a) vacated the PTAB’s finding that the Broad Institute was the first to invent the use of CRISPR technology in eukaryotic cells, (b) returned the case to the PTAB to determine which research group was the first to invent the use of CRISPR technology in eukaryotic cells under the correct legal standard, (c) affirmed the PTAB’s finding that the first application filed by UC/Vienna/Charpentier lacked written description support, and (d) dismissed the Broad Institute’s cross-appeal. On March 26, 2026, the PTAB issued its Decision on Priority and Judgment following the Federal Circuit’s remand, again finding that the Broad Institute patent family has priority over the UC/Vienna/Charpentier patent family with respect to the subject matter of the interference. UC/Vienna/Charpentier filed an appeal of the PTAB’s decision to the United States Court of Appeals for the Federal Circuit.

In addition, on December 14, 2020, the PTAB declared an interference between the same 14 allowable patent applications in the UC/Vienna/Charpentier eukaryotic patent family, and one patent application owned by ToolGen, Inc. And, on June 21, 2021, the PTAB declared another interference between the same 14 allowable patent applications in the UC/Vienna/Charpentier eukaryotic patent family and one patent application owned by Sigma-Aldrich Co. LLC (a subsidiary of Merck KGaA). Because the patent applications involved in these interferences also purport to cover the use of CRISPR for gene editing in eukaryotic cells, the PTAB seeks to determine between the various groups which one invented first and is entitled to the resulting U.S. patents. A decision on motions issued in the ToolGen interference on September 28, 2022, and the priority phase of that interference was suspended. In January 2026, in response to a motion from ToolGen seeking to lift the suspension, the PTAB ordered that the stay in the ToolGen interference will be lifted following a decision on remand in the Broad Interference, and the prevailing party in the Broad interference will then proceed with the priority phase against ToolGen. The Sigma-Aldrich interference is currently stayed. In addition, other third parties, such as Vilnius University (whose patents we have sublicensed under our Caribou License) and Harvard University, filed patent applications claiming CRISPR-related inventions around or within a year after the first patent application filed in the UC/Vienna/Charpentier patent family and allege (or may allege) that they invented one or more of the inventions claimed by UC/Vienna/Charpentier before UC/Vienna/Charpentier. If the USPTO deems the scope of any of such third party’s claims sufficiently overlap with the allowable claims from the applicable patent applications in the UC/Vienna/Charpentier patent family, the USPTO could declare other interference proceedings to determine the actual inventor of such claims.

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

Disputes have and may arise between us and our licensors (e.g., Caribou), our licensors (e.g., Caribou) and their licensors (e.g., UC/Vienna), or us and third parties that co-own intellectual property with our licensors or their licensors, regarding the scope of our rights to intellectual property that is subject to a license agreement, including those relating to:

•
the scope of rights, if any, granted under the license agreement (e.g., the Caribou License) and other issues related to the terms of the license agreement;
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

Additionally, we sometimes collaborate with academic institutions to accelerate our nonclinical research or development under written agreements with these institutions. Typically, these institutions provide us with an option to negotiate a license to any of the institution’s rights in technology resulting from the collaboration. Regardless of such option, we may be unable to negotiate a license within the specified timeframe or under terms that are acceptable to us. If we are unable to do so, the institution may offer the intellectual property rights to other parties, potentially blocking our ability to pursue our program.

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
•
successfully completing research, nonclinical and clinical development of product candidates;
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

We are a clinical-stage company. We were founded and commenced operations in mid-2014. All of our product candidates are still in nonclinical development or clinical trials. We have not yet demonstrated our ability to successfully complete any clinical trials, including large-scale, pivotal clinical trials, obtain marketing approvals, manufacture clinical and commercial scale therapeutics, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful commercialization. Our ability to generate product revenue or profits, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates, which may never occur. We may never be able to develop or commercialize a marketable product.

Each of our programs may require additional discovery research and then nonclinical and clinical development, regulatory approval in multiple jurisdictions, obtaining manufacturing supply, capacity and expertise, building of a commercial organization, substantial investment and significant marketing efforts before we generate any revenue from product sales. In addition, our product candidates must be approved for marketing by the FDA, or certain other foreign regulatory agencies, before we may commercialize any product.

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

We are not profitable and have incurred losses in each period since our inception. Our net loss was $330.4 million for the nine months ended September 30, 2026. As of September 30, 2026, we had an accumulated deficit of $2,920.4 million. We expect these losses to increase as we continue to incur significant research and development and other expenses related to our ongoing operations, seek regulatory approvals for our future product candidates, scale-up manufacturing capabilities, maintain, expand and protect our intellectual property portfolio and hire additional personnel to support the development of our product candidates and to enhance our operational, financial and information management systems. We expect to finance our operations through a combination of collaboration revenue, equity or debt financings or other sources, which may include collaborations with third parties.

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

Risks Related to Future Financial Condition

*We may need to raise substantial additional funding to fund our operations. If we fail to obtain additional financing, we may be unable to complete the development and commercialization of any product candidates.

Our operations have required substantial amounts of cash since inception, and we expect to spend substantial amounts of our financial resources on our discovery programs going forward and future development efforts. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete nonclinical development, manufacture (or have manufactured) product candidates and components, and then conduct extensive clinical trials to demonstrate the safety and efficacy of any of our future product candidates in humans. Because nonclinical and clinical testing is expensive and can take many years to complete, we may require additional funding to complete these undertakings. Further, if we are able to identify product candidates that are eventually approved, we will require significant additional amounts in order to launch and commercialize our product candidates. For the foreseeable future, we expect to continue to rely on additional financing to achieve our business objectives. Our future capital requirements will depend on and could increase significantly as a result of many factors, including the scope, progress, results and costs of drug discovery, nonclinical development, laboratory testing and clinical trials for our current or future product candidates, including additional expenses attributable to adjusting our development plans (including any supply related matters).

In September 2026, we entered into a Credit Agreement (the “Credit Agreement”) with the lenders from time to time party thereto (“Lenders”), and OrbiMed Royalty & Credit Opportunities V, LP, as administrative agent. OrbiMed Royalty & Credit Opportunities IV, LP, and OrbiMed Royalty & Credit Opportunities V, LP, are the initial Lenders. The Credit Agreement provides Intellia with a five-year senior secured credit facility of up to $400 million (the “OrbiMed Credit Facility”) available in the following tranches: (1) $75 million drawn on the Closing Date (as defined in the Credit Agreement), (2) a potential additional $75 million draw at our option upon the approval by the FDA of our BLA for lonvo-z prior to a certain date, (3) three potential additional $40 million draws at our option upon achieving certain revenue targets for lonvo-z prior to certain dates, (4) a potential additional $30 million draw at our option upon achieving an equity fundraising target prior to a certain date, and (5) an uncommitted additional incremental facility up to $100 million draw subject to mutual agreement among us and the Lenders. The proceeds of the OrbiMed Credit Facility will be used for our working capital needs and general corporate purposes.

All obligations under the Credit Agreement are secured on a first-priority basis, subject to certain exceptions, by security interests in substantially all assets of Intellia, including its intellectual property. In addition, the Credit Agreement contains customary covenants, including, without limitation, (i) financial covenants to (1) maintain liquidity of at least $50 million in controlled accounts until the FDA approves the BLA for lonvo-z and (2) either achieve certain revenue targets, maintain certain market capitalization thresholds or maintain the outstanding loan principal in cash equivalents in controlled accounts, and (ii) negative covenants that, subject to certain exceptions, restrict our ability to incur additional indebtedness, grant liens, make investments (including acquisitions), effectuate mergers or consolidations, engage in asset sales and licensing transactions, pay dividends, terminate or modify certain material agreements, pay subordinated indebtedness, and undertake other matters customarily restricted in such agreements. The exceptions to incurring additional indebtedness and granting liens include an exception allowing us to enter synthetic royalty transactions, subject to certain restrictions in the Credit Agreement.

The Credit Agreement also contains certain events of default after which loans under the OrbiMed Credit Facility may be due and payable immediately, including payment defaults, material inaccuracy of representations and warranties, covenant defaults, bankruptcy and insolvency proceedings, cross-defaults to certain other agreements, judgments against Intellia and its subsidiaries, and change of control.

If, notwithstanding our efforts to comply with the terms of the Credit Agreement, we are unable to meet the financial covenants or the other terms of the Credit Agreement or our ability to access the funding is curtailed by the terms of the Credit Agreement, our business, prospects, financial condition and results of operations could be significantly harmed.

We may require additional capital for the further development and commercialization of any product candidates and may need to raise additional funds sooner if we choose to expand more rapidly than we presently anticipate or due to other unanticipated factors. Disruptions in the financial markets in general have made equity and debt financing more difficult to obtain and may have a material adverse effect on our ability to meet our fundraising needs.

We cannot be certain that additional funding will be available on acceptable terms, or at all. Except as set forth in Note 10, “Debt”, we have no committed source of additional capital and if we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development, manufacture or commercialization of our product candidates or other research and development initiatives. Our collaboration and license agreements may also be terminated if we are unable to meet the payment or other obligations under the agreements. We could be required to seek collaborators for product candidates at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available or relinquish or license on unfavorable terms our rights to product candidates in markets where we otherwise would seek to pursue development or commercialization ourselves.

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

Risks Related to Government Regulation

Risks Related to Obtaining Regulatory Approval

*While the regulatory framework exists for approval of gene therapy products, including genome editing products, the limited precedent for genome editing products makes the regulatory approval process potentially more unpredictable and we may experience significant delays in the clinical development and regulatory approval, if any, of our product candidates.

The research, testing, manufacturing, labeling, approval, selling, import, export, marketing and distribution of drug products, including genome editing therapeutics and engineered cell therapies, are subject to extensive regulation by the FDA in the U.S. and other regulatory authorities in other jurisdictions. For example, we are not permitted to market any drug or biological product, including in vivo products or engineered cell therapies, until we receive regulatory approval from the relevant regulatory agency, such as the FDA in the U.S. or European Commission in the EU. We expect that the novel nature of our product candidates, such as lonvo-z, may create challenges or raise questions from regulatory agencies in obtaining regulatory approval, e.g., a regulatory agency may require a panel of experts, such as an Advisory Committee, to deliberate on the adequacy of the safety and efficacy data. We announced in September 2026 that the FDA accepted the BLA for lonvo-z for the treatment of HAE and granted the BLA Priority Review with a Prescription Drug User Fee Act (“PDUFA”) target action date of March 10, 2027. Additionally, FDA has advised us that it is not currently planning to hold an advisory committee to discuss the application. We believe the BLA for lonvo-z is the first application before the FDA for an in vivo gene editing-based therapeutic, and the FDA has only approved one ex vivo CRISPR/Cas9 genome editing therapy for human therapeutic use. While we are not aware of any specific genetic or biomarker tests for which regulatory approval would be necessary to advance any of our product candidates to clinical trials or commercialization, regulatory agencies could require the development and approval of such tests. Accordingly, the regulatory approval pathway for such product candidates, including lonvo-z, may be uncertain, complex, expensive and lengthy, as well as different in each jurisdiction, and approval may not be obtained in any, some or all jurisdictions.

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

Obtaining and maintaining regulatory approval of our product candidates in one jurisdiction does not guarantee that we will be able to obtain or maintain regulatory approval in any other jurisdiction, but a failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory approval process in others. For example, even if the FDA approves a product candidate, comparable regulatory authorities in foreign jurisdictions must also authorize the marketing and sale of the product candidate in those countries. Approval procedures vary among jurisdictions and can involve requirements and review periods different from those in the U.S., including additional nonclinical studies or clinical trials, as clinical studies conducted in one jurisdiction may not be accepted by regulatory authorities in other jurisdictions. In many jurisdictions outside the U.S., a product candidate must be approved for reimbursement before it can be sold in that jurisdiction. In some cases, the price that we are allowed to charge for our products is also subject to approval or to other legal restrictions.

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

We are exposed to the risk of non-compliance, fraud, misconduct or other illegal activity by our employees, independent contractors, clinical investigators, CMOs, CROs, consultants, collaborators, commercial partners and vendors. Misconduct by these parties could include intentional, reckless and/or negligent conduct that fails to: comply with federal and state laws and those of other applicable jurisdictions; provide true, complete and accurate information to the FDA and other regulatory bodies in the U.S. or outside the U.S.; comply with manufacturing standards; comply with federal and state data privacy, security, fraud and abuse and other healthcare laws and regulations in the U.S. and similar foreign privacy or fraudulent misconduct laws; or report financial information or data accurately; or disclose unauthorized activities to us. If we obtain FDA approval of any of our product candidates and begin commercializing those products in the U.S., our potential exposure under such laws will increase significantly, and our costs associated with compliance with such laws are also likely to increase. These laws may impact, among other things, our current activities with clinical investigators and research patients, as well as proposed and future sales, marketing and education programs. In particular, the promotion, sales and marketing of healthcare products and services, as well as certain business arrangements in the healthcare industry, are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, including promotion and marketing of off-label uses of our products, structuring and commission(s), certain customer incentive programs and other business arrangements generally. Activities subject to these laws also involve the improper use of information obtained in the course of clinical trials or creating fraudulent data in our nonclinical studies or clinical trials, which could result in regulatory sanctions and cause serious harm to our reputation. It is not always possible to identify and deter misconduct by employees and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. Additionally, we are subject to the risk that a person or government could allege such fraud or other misconduct, even if none occurred. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant fines or other sanctions.

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

We have limited capabilities for product development and are developing capabilities for sales, marketing or distribution. Accordingly, we have entered, and plan to enter, into collaborations with other companies, including our therapeutic-focused collaboration agreements with Regeneron, which we believe can provide such capabilities. These current and future therapeutic-focused collaborations could provide us with important technologies and/or funding for our programs and technology. Our existing and future therapeutic collaborations may have a number of risks, including that collaborators:

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

We are in the early stages of establishing our own manufacturing facility to provide nonclinical, clinical and commercial supply of our product candidates and must rely on outside vendors, such as CMOs, to manufacture supplies and process our product candidates. We are manufacturing and processing product candidate components on a clinical scale and may not be able to successfully continue to do so. We are optimizing and will continue to optimize the manufacturing process for late-stage clinical and commercial supply, and cannot be sure that even minor changes in the process will result in therapies that are safe, pure and potent. We are also unable to predict how changing global economic conditions or ongoing geopolitical conflicts and related global economic sanctions, or potential global health concerns will affect our third party suppliers and manufacturers. Any negative impact of such matters on our third party suppliers and manufacturers may also have an adverse impact on our results of operations or financial condition.

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

We currently rely, and expect to continue to rely on, third parties to conduct our nonclinical studies and clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines or comply with legal and regulatory requirements, we may not be able to obtain regulatory approval of or commercialize any potential product candidates.

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

We currently rely, and expect to continue to rely heavily, on third parties over the course of our nonclinical studies and clinical trials, and, as a result, will have limited control over the clinical investigators and other service providers, and limited visibility into their day-to-day activities, including with respect to their compliance with the approved clinical protocol and other legal, regulatory and scientific standards. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol and legal, regulatory and scientific standards, and our reliance on third parties does not relieve us of our legal responsibilities. We and these third parties are required to comply with GCP, which are regulations and guidelines enforced by the FDA, EMA and comparable foreign regulatory authorities for product candidates in clinical development. Regulatory authorities enforce these GCP requirements through periodic inspections of trial sponsors, clinical investigators and trial sites. If we or any of these third parties fail to comply with applicable GCP requirements, the clinical data generated in our clinical trials may be deemed unreliable and the relevant regulatory authorities may require us to suspend or terminate these trials or perform additional nonclinical studies or clinical trials before approving our marketing applications. We cannot be certain that, upon inspection, such regulatory authorities will determine that any of our clinical trials comply with the GCP requirements. In addition, our clinical trials must be conducted with product produced under cGMP, and in certain cases, cGTP, requirements and may require a large number of test articles for studies involving a large number of test patients.

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

Any third parties conducting our current or future clinical trials will not be our employees and, except for remedies that may be available to us under our agreements with such third parties, we cannot control whether they devote sufficient time and resources to our ongoing clinical and nonclinical programs. These third parties may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials or other product development activities, which could affect their performance on our behalf. If these third parties fail to meet their contractual obligations, legal requirements or expected deadlines, need to be replaced, or generate inaccurate or substandard clinical data by failing to adhere to our clinical protocols or regulatory requirements or for other reasons, our clinical trials may be extended, delayed or terminated and we may not be able to complete development of, obtain regulatory approval of or successfully commercialize our product candidates. As a result, our financial results and the commercial prospects for our product candidates would be harmed, our costs could increase and our ability to generate revenue could be delayed.

Public health concerns and measures taken in response by U.S. or other governments may significantly impact our CROs, clinical sites and other service and goods providers, which may affect our ability to initiate and complete nonclinical studies and clinical trials.

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

Also, the loss of nonclinical or clinical trial data from completed or future nonclinical or clinical trials, respectively, could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, our competitive position could be harmed, and the further development and commercialization of our product candidates could be delayed. Cybersecurity incidents, data breaches, compromises, insider threats and other inappropriate access can be difficult to detect, and any delay in identifying them may lead to increased harm of the types summarized and described above. While we have implemented security measures to protect our information technology systems and infrastructure, there is no assurance that such measures will prevent service interruptions or security breaches, incidents or compromises that could adversely affect our business.

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

Risks Related to Commercialization

*If, in the future, we are unable to continue to build and maintain sales, marketing and distribution capabilities or enter into agreements with third parties to sell, market and distribute products based on our technologies, we may not be successful in commercializing our products if and when any product candidates or therapies are approved and we may not be able to generate any revenue.

We currently are building the sales, marketing and distribution infrastructure for lonvo-z. As a company, we have no experience in the sale, marketing or distribution of therapeutic products. To achieve commercial success for a product candidate for which we retain sales and marketing responsibilities, such as lonvo-z, if approved, we must continue to build and maintain our sales, marketing, managerial and other non-technical capabilities or make arrangements with third parties to perform these services. There are risks involved with both establishing our own sales and marketing capabilities and entering into arrangements with third parties to perform these services.

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

We are highly dependent on the research and development, clinical, manufacturing, commercialization, legal, financial and business development expertise of John M. Leonard, M.D., our President and Chief Executive Officer, Edward J. Dulac III, our Executive Vice President, Chief Financial Officer and Treasurer, James Basta, our Executive Vice President, General Counsel and Corporate Secretary, Michael P. Dube, our Vice President, Chief Accounting Officer, Jing L. Marantz, our Executive Vice President and Chief Medical Officer, and Birgit Schultes, our Executive Vice President and Chief Scientific Officer, as well as the other principal members of our management, scientific and clinical teams. Although we have entered into employment arrangements with our executive officers, each of them may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees.

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

Companies trading in the stock market in general, and in The Nasdaq Global Market in particular, have also experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. In the past, following periods of volatility in the market, securities class-action litigation has often been instituted against companies. Purported stockholders may continue to file lawsuits challenging our disclosures. Even if the allegations against us are unfounded or we ultimately are not held liable, we may experience related negative publicity resulting in damage to our reputation. Such litigation, if instituted against us, could result in substantial costs and diversion of management’s attention and resources, which could materially and adversely affect our business, financial condition, results of operations and growth prospects.

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

Risks Related to Ownership Generally

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

Given the volatility in the capital markets, we may not be willing or able to continue to raise equity capital. We may, therefore, need to turn to other sources of funding that may have terms that are not favorable to us, or reduce our business operations given capital constraints. In addition, sales of a substantial number of shares of our outstanding common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock. We cannot predict the effect that future sales of common stock or other equity-related securities would have on the market price of our common stock. Investors who purchase shares in offerings at different times will likely pay different prices, and so may experience different outcomes in their investment results. We will have discretion, subject to market demand, to vary the timing, prices and numbers of shares sold, and there is no minimum or maximum sales price. Investors may experience a decline in the value of their shares as a result of share sales made at prices lower than the prices they paid.

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

Our certificate of incorporation and by-laws provide that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware is the sole and exclusive forum for any state law claims for any derivative action or proceeding brought on our behalf alleging state law claims, any action asserting a breach of fiduciary duty, any action asserting a claim against us arising pursuant to the Delaware General Corporation Law, our certificate of incorporation or our by-laws, any action to interpret, apply, enforce, or determine the validity of our certificate of incorporation or bylaws, or any action asserting a claim against us that is governed by the internal affairs doctrine (the “Delaware Forum Provision”). The Delaware Forum Provision does not apply to claims arising under the Securities Exchange Act of 1934 (the “Exchange Act”) or the Securities Act. Our by-laws further provide that the U.S. federal district courts will be the sole and exclusive forum for resolving any complaint asserting a cause of action arising under the Exchange Act or the Securities Act (the “Federal Forum Provision”). Our by-laws provide that any person or entity purchasing or otherwise acquiring any interest in any shares of our common stock is deemed to have notice of and consented to the foregoing Delaware Forum Provision and the Federal Forum Provision.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the three months ended September 30, 2026, none of the Company’s directors or officers adopted, materially modified, or terminated any contract, instruction, or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement.

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

10.1

Credit Agreement by and between Intellia Therapeutics, Inc. and OrbiMed Royalty & Credit Opportunities IV, LP and OrbiMed Royalty & Credit Opportunities V, LP, as Initial Lenders, and OrbiMed Royalty & Credit Opportunities V, LP, as the Administrative Agent, dated September 4, 2026. (1)

10.2	Third Amendment to Lease Agreement by and between the Registrant and ARE-Tech Square, LLC, dated as of August 13, 2026. (1)

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

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

Dated: November 5, 2026

INTELLIA THERAPEUTICS, INC.

By:	/s/ John M. Leonard
John M. Leonard, M.D.
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Edward J. Dulac III
Edward J. Dulac III
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Michael P. Dube
Michael P. Dube
Vice President, Chief Accounting Officer
(Principal Accounting Officer)